Form 10-K
period 1993-12-31
FIRST MERCHANTS CORP
filed 1994-03-22
CIK 712534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993       Commission file number 0-17071

                           FIRST MERCHANTS CORPORATION
             (Exact name of registrant as specified in its charter)

               Indiana                                35-1544218
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

           200 East Jackson
           Muncie, Indiana                           47305-2814
(Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code:  (317) 747-1500

     Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $.125 stated value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $88,979,607 as of March 9, 1994.

     As of March 9, 1994, there were outstanding 3,386,324 common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K
          Documents                             Into Which Incorporated
          ---------                             -----------------------

1993 Annual Report to Stockholders           Part II (Items 5 through 8)
Definitive Proxy Statement for
  Annual Meeting of Shareholders
  to be held March 31, 1994                  Part III (Items 10 through 13)

EXHIBIT INDEX:  Pages 23                          Total Pages 124

FORM 10-K TABLE OF CONTENTS
- --------------------------------------------------------------------------------

                                                                            Page

Part I

     Item 1  - Business. . . . . . . . . . . . . . . . . . . . . . . . . .    3

     Item 2  - Properties. . . . . . . . . . . . . . . . . . . . . . . . .   15

     Item 3  - Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   16

     Item 4  - Submission of Matters to a Vote of Security Holders . . . .   16

     Supplemental Information - Executive Officers of the Registrant . . .   17

Part II

     Item 5  - Market For the Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . . . . .   18

     Item 6  - Selected Financial Data . . . . . . . . . . . . . . . . . .   18

     Item 7  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .   18

     Item 8  - Financial Statements and Supplementary Data . . . . . . . .   18

     Item 9  - Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosures  . . . . . . . . . . .   18

Part III

     Item 10  - Directors and Executive Officers of the Registrant . . . .   18

     Item 11  - Executive Compensation . . . . . . . . . . . . . . . . . .   18

     Item 12  - Security Ownership of Certain Beneficial
                Owners and Management  . . . . . . . . . . . . . . . . . .   19

     Item 13  - Certain Relationships and Related Transactions . . . . . .   19

Part IV

     Item 14  - Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .   19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

                                     PART I

ITEM 1. BUSINESS.
- --------------------------------------------------------------------------------

                                     GENERAL

First Merchants Corporation (the "Corporation") was incorporated under Indiana law on September 20, 1982, as the bank holding company for First Merchants Bank, National Association ("First Merchants"), a national banking association incorporated on February 6, 1893. Prior to December 16, 1991, First Merchants' name was The Merchants National Bank of Muncie. On November 30, 1988, the Corporation acquired Pendleton Banking Company ("Pendleton"), a state chartered commercial bank organized in 1872. On July 31, 1991, the Corporation acquired First United Bank ("First United"), a state chartered commercial bank organized in 1882.

The Corporation is headquartered in Muncie, Indiana, and is presently engaged in conducting commercial banking business through the 21 offices of its three banking subsidiaries. As of December 31, 1993, the Corporation and its subsidiaries had 371 full-time equivalent employees.

COMPETITION

The Corporation's banking subsidiaries are located in Delaware, Madison, and Henry counties, Indiana. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the banking subsidiaries compete vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas.

SUPERVISION AND REGULATION

The Corporation is a bank holding company ("BHC") subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act generally requires a BHC to obtain prior approval of the Federal Reserve Board (the "FRB") to acquire or hold more than a 5% voting interest in any bank. The Act restricts the non-banking activities of BHCs to those which are closely related to banking activities. As a result of the provisions in the Financial Institutional Reform, Recovery and Enforcement Act of 1989, BHCs may now own and operate savings and loan associations or savings banks which, in the past, was prohibited. First Merchants is a national bank and is supervised, regulated and examined by the Comptroller of the Currency. Pendleton and First United are state banks and are supervised, regulated and examined by the Indiana Department of Financial Institutions. In addition, First Merchants, as a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve. In addition, Pendleton and First United, which are not members of the Federal Reserve System, are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First Merchants, Pendleton, and First United (the "Banks") are insured by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines their activities represent an unsafe and unsound practice or violation of law.

Under the Act and under regulations of the FRB, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit and are subject to limitations as to certain intercompany transactions.

- --------------------------------------------------------------------------------

Subject to certain limitations, an Indiana bank may establish branches de novo and may establish branches by acquisition in any location or locations within Indiana. Indiana law permits intrastate bank holding company acquisitions, subject to certain limitations. Effective July 1, 1992, Indiana bank holding companies were permitted to acquire banks, and banks and bank holding companies in Indiana were permitted to be acquired by bank holding companies, located in any state in the United States which permits reciprocal entry by Indiana bank holding companies. Prior to July 1, 1992, such interestate bank holding company acquisitions were permitted only on a regional, as opposed to national, basis. Neither the corporation nor its subsidiaries presently contemplate engaging in any non-banking related business activities.

During 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). In addition to addressing the insurance fund's financial needs, FDICIA expanded the power of the federal banking regulators. FDICIA introduced a new system of classifying financial institutions with respect to their capitalization. Effective in 1993, FDICIA also requires certain financial institutions to have annual audits and requires management to issue supplemental reports attesting to an institution's compliance with laws and regulations and to the adequacy of its internal controls and procedures.

The Corporation's income is principally derived from dividends paid on the common stock of its subsidiaries. The payment of these dividends are subject to certain regulatory restrictions.

STATISTICAL DATA

The following tables set forth statistical data relating the Corporation and its subsidiaries.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
  INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.


                                                           1993                         1992                         1991
                                              ----------------------------   --------------------------   --------------------------
                                                         INTEREST                     INTEREST                     INTEREST
                                               Average   Income/   Average   Average  Income/   Average   Average  Income/   Average
                                               Balance   Expense     Rate    Balance  Expense     Rate    Balance  Expense     Rate
                                               -------   -------     ----    -------  -------     ----    -------  -------     ----
                                                             (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
 Federal funds sold. . . . . . . . . . . . .  $ 15,653   $   454     2.9%   $ 13,949  $   475     3.4%   $  7,234  $   386     5.3%
 Interest-bearing deposit. . . . . . . . . .       648        35     5.4       1,977      124     6.3       1,673      139     8.3
 Investment securities:
  Taxable. . . . . . . . . . . . . . . . . .   163,501    10,292     6.3     180,246   13,359     7.4     177,066   14,747     8.3
  Tax-exempt . . . . . . . . . . . . . . . .    50,179     3,633     7.2      40,545    3,266     8.1      39,550    3,592     9.1
                                              --------   -------            --------  -------            --------  -------
   Total investment securities . . . . . . .   213,680    13,925     6.5     220,791   16,625     7.5     216,616   18,339     8.5
 Loans:*
  Commercial . . . . . . . . . . . . . . . .   148,657    10,919     7.3     136,602   10,790     7.9     127,139   12,541     9.9
  Bankers' acceptances and commercial paper
   purchased . . . . . . . . . . . . . . . .       112         4     3.6       1,016       38     3.7       3,364      252     7.5
  Real estate mortgage . . . . . . . . . . .   132,932    11,364     8.5     121,677   11,981     9.8     106,412   10,829    10.2
  Installment. . . . . . . . . . . . . . . .    73,226     6,418     8.8      67,559    6,827    10.1      60,576    7,089    11.7
  Tax-exempt loans . . . . . . . . . . . . .     2,101       185     8.8       2,896      235     8.1       2,785      291    10.4
                                              --------   -------            --------  -------            --------  -------
  Total loans. . . . . . . . . . . . . . . .   357,028    28,890     8.1     329,750   29,871     9.1     300,276   31,002    10.3
                                              --------   -------            --------  -------            --------  -------
  Total earning assets . . . . . . . . . . .   587,009    43,304     7.4     566,467   47,095     8.3     525,799   49,866     9.5
                                                         -------                      -------                      -------
 Allowance for loan losses . . . . . . . . .    (4,584)                       (4,253)                      (3,550)
 Cash and due from banks . . . . . . . . . .    23,373                        22,067                       20,869
 Premises and equipment. . . . . . . . . . .     8,634                         7,206                        6,383
 Other assets. . . . . . . . . . . . . . . .    11,966                        11,580                       10,911
                                              --------                      --------                     --------
   Total assets. . . . . . . . . . . . . . .  $626,398                      $603,067                     $560,412
                                              --------                      --------                     --------
                                              --------                      --------                     --------
Liabilities:
  Interest-bearing deposits:
   NOW accounts. . . . . . . . . . . . . . .    79,106     1,811     2.3      70,068    2,189     3.1      59,057    2,636     4.5
   Money market deposit accounts . . . . . .   111,136     3,112     2.8     104,855    3,795     3.6      86,943    4,695     5.4
   Savings deposits. . . . . . . . . . . . .    51,697     1,414     2.7      46,001    1,654     3.6      33,682    1,700     5.0
   Certificates and other time deposits. . .   206,833     9,094     4.4     220,328   11,675     5.3     207,807   13,972     6.7
                                              --------   -------            --------  -------            --------  -------
  Total interest-bearing deposits. . . . . .   448,772    15,431     3.4     441,252   19,313     4.4     387,489   23,003     5.9
  Short-term borrowings. . . . . . . . . . .    35,317     1,067     3.0      35,796    1,382     3.9      59,878    3,586     6.0
                                              --------   -------            --------  -------            --------  -------
    Total interest-bearing liabilities . . .   484,089    16,498     3.4     477,048   20,695     4.3     447,367   26,589     5.9
  Noninterest-bearing deposits . . . . . . .    69,054                        60,274                       53,813
  Other liabilities. . . . . . . . . . . . .     6,368                         4,499                        4,759
                                              --------                      --------                     --------
   Total liabilities . . . . . . . . . . . .   559,511                       541,821                      505,939
Stockholders' equity . . . . . . . . . . . .    66,887                        61,246                       54,473
                                              --------                      --------                     --------
  Total liabilities and stockholders' equity  $626,398    16,498     2.8**  $603,067   20,695     3.7**  $560,412   26,589     5.1**
                                              --------   -------            --------  -------            --------  -------
                                              --------                      --------                     --------
  Net interest income. . . . . . . . . . . .             $26,806     4.6              $26,400     4.7              $23,277     4.4
                                                         -------                      -------                      -------
                                                         -------                      -------                      -------
Adjustment to convert tax exempt investment
securities to fully taxable equivalent basis,
using marginal rate of 34% . . . . . . . . .             $ 1,298                      $ 1,190                      $ 1,320
                                                         -------                      -------                      -------
                                                         -------                      -------                      -------

     *Nonaccruing loans have been included in the average balances. **Total interest expense divided by total earning assets


- --------------------------------------------------------------------------------
STATISTICAL DATA (Continued)


ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents net interest income components on a tax-equivalent basis and reflects changes between periods attributable to movement in either the average balance or average interest rate for both earning assets and interest-bearing liabilities. The volume differences were computed as the difference in volume between the current and prior year times the interest rate of the prior year, while the interest rate changes were computed as the difference in rate between the current and prior year times the volume of the prior year. Volume/rate variances have been allocated on the basis of the absolute relationship between volume variances and rate variances.


                                     1993 Compared to 1992              1992 Compared to 1991
                                  Increase (Decrease) Due To         Increase (Decrease) Due To
                                  --------------------------         --------------------------
                                  Volume     Rate      Total         Volume     Rate      Total
                                  ------     ----      -----         ------     ----      -----
                                     (Dollars in Thousands on Fully Taxable Equivalent Basis)
Interest income:
 Federal funds sold. . . . . . .  $   54   $   (75)   $  (21)        $  262    $ (173)   $   89
 Interest-bearing deposits . . .     (73)      (16)      (89)            22       (37)      (15)
 Investment securities . . . . .    (525)   (2,175)   (2,700)           369    (2,083)   (1,714)
 Loans . . . . . . . . . . . . .   2,411    (3,392)     (981)         2,778    (3,909)   (1,131)
                                  ------   -------    ------         ------    ------    -------
  Totals . . . . . . . . . . . .   1,867    (5,658)   (3,791)         3,431    (6,202)   (2,771)
                                  ------   -------    ------         ------    ------    -------

Interest expense:
 NOW accounts. . . . . . . . . .     248      (626)     (378)           452      (899)     (447)
 Money market deposit
  accounts . . . . . . . . . . .     211      (894)     (683)           852    (1,752)     (900)
 Savings deposits. . . . . . . .     195      (435)     (240)           508      (554)      (46)
 Certificates and other
  time deposits. . . . . . . . .    (684)   (1,897)   (2,581)           788    (3,085)   (2,297)
    Short-term borrowings. . . .     (18)     (297)     (315)        (1,179)   (1,025)   (2,204)
                                  ------   -------    ------         ------    ------    -------
  Totals . . . . . . . . . . . .     (48)   (4,149)   (4,197)         1,421    (7,315)   (5,894)

                                  ------   -------    ------         ------    ------    -------
Change in net interest
 income (fully taxable
 equivalent basis) . . . . . . .  $1,915   $(1,509)      406         $2,010    $1,113     3,123
                                  ------   -------                   ------    ------
                                  ------   -------                   ------    ------
Tax equivalent adjustment
 using marginal rate
 of 34%. . . . . . . . . . . . .                        (108)                               130
                                                      ------                             -------
Change in net interest
 income. . . . . . . . . . . . .                      $  298                             $3,253
                                                      ------                             -------
                                                      ------                             -------


- --------------------------------------------------------------------------------

INVESTMENT PORTFOLIO

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities portfolio at the dates indicated were:


                                                      Gross          Gross       Approximate
                                     Amortized     Unrealized     Unrealized       Market
                                       Cost           Gains         Losses          Value
                                     ---------     ----------     ----------     -----------
                                                      (Dollars in Thousands)
Securities at December 31, 1993:
  U.S. Treasury. . . . . . . . .    $  45,397         $  654       $      1      $  46,050
  Federal agencies . . . . . . .       53,452            691             62         54,081
  State and municipal. . . . . .       44,866          1,211             55         46,022
  Mortgage and other
    asset-backed securities. . .       23,690            219             93         23,816
  Federal Reserve stock. . . . .          307                                          307
  Federal Home Loan Bank stock .        1,572                                        1,572
  Corporate obligations. . . . .       36,959            581             87         37,453
                                    ---------         ------       --------      ---------
    Totals . . . . . . . . . . .    $ 206,243         $3,356       $    298      $ 209,301
                                    ---------         ------       --------      ---------
                                    ---------         ------       --------      ---------


                                                      Gross          Gross       Approximate
                                     Amortized     Unrealized     Unrealized       Market
                                       Cost           Gains         Losses          Value
                                     ---------     ----------     ----------     -----------
                                                      (Dollars in Thousands)
Securities at December 31, 1992:
  U.S. Treasury. . . . . . . . .    $  53,120        $ 1,348        $   105      $  54,363
  Federal agencies . . . . . . .       66,778          1,544             85         68,237
  State and municipal. . . . . .       33,203            911             76         34,038
  Mortgage and other
    asset-backed securities. . .       16,073            508              2         16,579
  Federal Reserve stock. . . . .          307                                          307
  Corporate obligations. . . . .       26,804            710             36         27,478
                                    ---------         ------       --------      ---------
    Totals . . . . . . . . . . .    $ 196,285        $ 5,021        $   304      $ 201,002
                                    ---------         ------       --------      ---------
                                    ---------         ------       --------      ---------



                                                      Gross          Gross       Approximate
                                     Amortized     Unrealized     Unrealized       Market
                                       Cost           Gains         Losses          Value
                                     ---------     ----------     ----------     -----------
                                                      (Dollars in Thousands)

Securities at December 31, 1991:
  U.S. Treasury. . . . . . . . .    $  52,851        $ 2,114                     $  54,965
  Federal agencies . . . . . . .       70,081          2,877        $    16         72,942
  State and municipal. . . . . .       30,816            839                        31,655
  Mortgage and other
    asset-backed securities. . .       27,916          1,186             10         29,092
  Federal Reserve stock. . . . .          307                                          307
  Corporate obligations. . . . .       27,319            819              9         28,129
                                    ---------         ------       --------      ---------
    Totals . . . . . . . . . . .    $ 209,290        $ 7,835        $    35      $ 217,090
                                    ---------         ------       --------      ---------
                                    ---------         ------       --------      ---------


- --------------------------------------------------------------------------------

The maturity distribution and average yields for the investment securities portfolio at December 31, 1993 were:


                                  Within 1 Year        1-5 Years        5-10 Years      Over 10 Years
                                  -------------        ---------        ----------      -------------
                                  Amount  Yield*    Amount  Yield*    Amount  Yield*    Amount  Yield*
                                  ------  ------    ------  ------    ------  ------    ------  ------
                                                         (Dollars in Thousands)
U.S. Treasury. . . . . . . . .   $25,216   5.66%   $20,181   5.75%
Federal agencies . . . . . . .     8,959   7.05     41,993   5.33    $ 2,500   6.34%
State and Municipal. . . . . .     6,257   7.16     27,484   7.22     10,197   7.49    $   928   6.94%
Mortgage and other
  asset-backed
  securities . . . . . . . . .
Federal Reserve stock. . . . .
Federal Home Loan Bank
  stock. . . . . . . . . . . .
Corporate obligations. . . . .     5,518   6.81     30,552   6.09        549   5.20        340   7.98
                                 -------          --------           -------           -------
Totals . . . . . . . . . . . .   $45,950   6.27%  $120,210   6.03%   $13,246   7.18%   $ 1,268   7.22%
                                 -------          --------           -------           -------
                                 -------          --------           -------           -------



                                   Mortgage and
                                      Other                           Federal Home
                                   Asset-Backed    Federal Reserve      Loan Bank
                                    Securities          Stock             Stock        Total Securities
                                  --------------   ---------------    --------------   ----------------
                                  Amount  Yield*    Amount  Yield*    Amount  Yield*    Amount   Yield*
                                  ------  ------    ------  ------    ------  ------    ------   ------
                                                         (Dollars in Thousands)

U.S. Treasury. . . . . . . . .                                                         $45,397   5.70%
Federal agencies . . . . . . .                                                          53,452   5.67
State and Municipal. . . . . .                                                          44,866   7.27
Mortgage and other
  asset-backed
  securities . . . . . . . . .   $23,690   6.24%                                        23,690   6.24
Federal Reserve stock. . . . .                     $   307   6.00%                         307   6.00
Federal Home Loan Bank
  stock. . . . . . . . . . . .                                         1,572   7.00%     1,572   7.00
Corporate obligations. . . . .                                                          36,959   6.20
                                 -------          --------           -------           -------
Totals . . . . . . . . . . . .   $23,690   6.24%   $   307   6.00%   $ 1,572   7.00%  $206,243   6.19%
                                 -------          --------           -------           -------
                                 -------          --------           -------           -------

*Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 34% rate.


- --------------------------------------------------------------------------------

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:


                                     1993       1992       1991       1990       1989
                                     ----       ----       ----       ----       ----
                                                   (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans . . . . . .   $ 76,760   $ 70,959   $ 76,245   $ 70,254   $ 74,391
  Bankers acceptances and loans
    to financial institutions. .      3,000      9,496      2,092      9,927      4,476
  Agricultural production
    financing and other loans
    to farmers . . . . . . . . .      5,591      6,240      6,887      5,449      6,874
  Real estate loans:
    Construction . . . . . . . .      8,127      2,619      3,191      3,512      2,248
    Commercial and farmland. . .     58,235     52,402     51,323     41,789     37,618
    Residential. . . . . . . . .    150,572    140,526    120,281    101,993     85,706
  Individuals' loans for
    household and other
    personal expenditures. . . .     70,347     60,625     58,000     47,897     51,291
  Tax-exempt loans . . . . . . .      1,474      2,402      2,309      2,938      3,819
  Other loans. . . . . . . . . .      2,766      5,039      3,054      4,028      3,659
                                   --------   --------   --------   --------   --------
     Total loans . . . . . . . .   $376,872   $350,308   $323,382   $287,787   $270,082
                                   --------   --------   --------   --------   --------
                                   --------   --------   --------   --------   --------


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding commercial real estate, farmland, residential real estate and individuals' loans) outstanding as of December 31, 1993. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.


                                                       Maturing
                                        ---------------------------------------
                                         Within      1-5      Over 5
                                         1 Year     Years     Years      Total
                                         ------     -----     -----      -----
                                                (Dollars in Thousands)
Commercial and industrial loans. . .    $ 39,602  $ 15,146  $ 22,012   $ 76,760
Banker acceptances and loans to
  financial institutions . . . . . .       3,000                          3,000
Agricultural production financing
  and other loans to farmers . . . .       3,990       895       706      5,591
Real estate - Construction . . . . .       5,672        26     2,429      8,127
Tax-exempt loans . . . . . . . . . .         328       477       669      1,474
Other loans. . . . . . . . . . . . .       2,033        67       666      2,766
                                        --------  --------  --------   --------
     Totals. . . . . . . . . . . . .    $ 54,625  $ 16,611  $ 26,482   $ 97,718
                                        --------  --------  --------   --------
                                        --------  --------  --------   --------


- --------------------------------------------------------------------------------


                                              Maturing
                                       ----------------------
                                          1-5        Over
                                         Years      5 Years
                                         -----      -------
                                       (Dollars in Thousands)
Loans maturing after one
year with:
  Fixed rates. . . . . . . . . . . .   $  3,787    $  4,036
  Variable rate. . . . . . . . . . .     12,824      22,446
                                       --------    --------
    Totals . . . . . . . . . . . . .   $ 16,611    $ 26,482
                                       --------    --------
                                       --------    --------


RISK ELEMENTS



                                                         December 31
                                    ---------------------------------------------------
                                      1993       1992       1991       1990       1989
                                      ----       ----       ----       ----       ----
                                                    (Dollars in Thousands)

Nonaccruing loans. . . . . . . .      $ 527      $ 493     $1,434     $1,178     $1,687
Loans contractually past due 90
 days or more other than
 nonaccruing . . . . . . . . . .        616        949      1,356      1,972      2,474
Restructured loans . . . . . . .        879        548        828        864        594


Nonaccruing loans are loans which are reclassified to a nonaccruing status when in management's judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

Interest income of $13,154 for the year ended December 31, 1993, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $52,198 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $4,760,200 as of December 31, 1993, not included in the risk element table, which are current as to principal and interest, about which there are doubts as to the to the borrowers' ability to comply with present repayment terms.

- --------------------------------------------------------------------------------
STATISTICAL DATA (Continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.


                                            1993           1992           1991           1990          1989
                                            ----           ----           ----           ----          ----
                                                                 (Dollars in Thousands)
Allowance for loan losses:

  Balance at January 1 . . . . . . .       $ 4,351        $ 3,867        $ 3,254        $ 2,915        $ 2,739
  Addition resulting from
    acqisition . . . . . . . . . . .                                         252
                                           -------        -------        -------        -------        -------

  Chargeoffs:
    Commercial . . . . . . . . . . .           391            588            806            614            914
    Real estate mortgage . . . . . .           129            100             41             46
    Installment. . . . . . . . . . .           388            552            511            590            383
                                           -------        -------        -------        -------        -------
     Total chargeoffs. . . . . . . .           908          1,240          1,358          1,250          1,297
                                           -------        -------        -------        -------        -------

  Recoveries:
    Commercial . . . . . . . . . . .           240            215            227            195            255
    Real estate mortgage . . . . . .             5             38              7              1
    Installment. . . . . . . . . . .            98            114             84             98             63
                                           -------        -------        -------        -------        -------
     Total recoveries. . . . . . . .           343            367            318            294            318
                                           -------        -------        -------        -------        -------

  Net chargeoffs . . . . . . . . . .           565            873          1,040            956            979
                                           -------        -------        -------        -------        -------

  Provisions for loan losses . . . .         1,014          1,357          1,401          1,295          1,155
                                           -------        -------        -------        -------        -------

  Balance at December 31 . . . . . .       $ 4,800        $ 4,351        $ 3,867        $ 3,254        $ 2,915
                                           -------        -------        -------        -------        -------
                                           -------        -------        -------        -------        -------

Ratio of net chargeoffs during the
  period to average loans
   outstanding during the period . .          .16%           .26%           .35%           .35%           .37%


- --------------------------------------------------------------------------------
STATISTICAL DATA (Continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:


                                                   1993                          1992
                                           ----------------------        -----------------------
                                           Amount        Per Cent        Amount        Per Cent
                                           ------        --------        ------        --------
                                                         (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . . . . . .       $ 2,187           23.4%       $ 2,193           26.2%
  Real estate - construction . . . .                          2.2                            .7
  Real estate - mortgage . . . . . .           384           55.4            435           55.1
  Installment. . . . . . . . . . . .         1,266           18.6          1,473           17.3
  Tax-exempt loans . . . . . . . . .                           .4                            .7
  Unallocated. . . . . . . . . . . .           963            N/A            250            N/A
                                           -------         -------       -------           ------
  Totals . . . . . . . . . . . . . .       $ 4,800          100.0%       $ 4,351           100.0%
                                           -------         -------       -------           ------
                                           -------         -------       -------           ------


                                                  1991                          1990
                                           ----------------------        -----------------------
                                           Amount        Per Cent        Amount        Per Cent
                                           ------        --------        ------        --------
                                                           (Dollars in Thousands)

Balance at December 31:
  Commercial, financial and
    agricultural . . . . . . . . . .       $ 2,127          27.3%        $ 1,789           31.2%
  Real estate - construction . . . .                         1.0                            1.2
  Real estate - mortgage . . . . . .           193          53.1             163           50.0
  Installment. . . . . . . . . . . .         1,547          17.9           1,302           16.6
  Tax-exempt loans . . . . . . . . .                         0.7                            1.0
  Unallocated. . . . . . . . . . . .                         N/A                            N/A
                                           -------         -------       -------           ------

  Totals . . . . . . . . . . . . . .       $ 3,867          100.0%       $ 3,254          100.0%
                                           -------         -------       -------           ------
                                           -------         -------       -------           ------


                                                     1989
                                           ----------------------
                                           Amount        Per Cent
                                           ------        --------
                                           (Dollars in Thousands)

Balance at December 31:
  Commercial, financial and
    agricultural . . . . . . . . . .       $ 1,603           33.1%
  Real estate - construction . . . .                           .8
  Real estate - mortgage . . . . . .           146           45.7
  Installment. . . . . . . . . . . .         1,166           19.0
  Tax-exempt loans . . . . . . . . .                          1.4
  Unallocated. . . . . . . . . . . .                          N/A
                                           -------          ------
  Totals . . . . . . . . . . . . . .       $ 2,915          100.0%
                                           -------          ------
                                           -------          ------

- --------------------------------------------------------------------------------
STATISTICAL DATA (Continued)

LOAN LOSS CHARGEOFF PROCEDURES

The Banks have weekly meetings at which loan delinquencies, maturities and problems are reviewed. The Board of Directors receive and review reports on loans monthly.

The Executive Committee of First Merchants' Board meets bimonthly to approve or disapprove all new loans in excess of $1,000,000 and the Board reviews all commercial loans in excess of $50,000 which were made or renewed during the preceding month. Pendleton's and First United's loan committees, consisting of all loan officers and the president, meet as required to approve or disapprove any loan which is in excess of an individual loan officer's lending limit.

All chargeoffs are approved by the senior loan officer and are reported to the Banks' Boards. The Banks charge off loans when a determination is made that all or a portion of a loan is uncollectible or as a result of examinations by regulators and the independent auditors.

PROVISION FOR LOAN LOSSES

In banking, loan losses are one of the costs of doing business. Although the Banks' management emphasize the early detection and chargeoff of loan losses, it is inevitable that at any time certain losses exist in the portfolio which have not been specifically identified. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. During the year, an estimate of the loss experience for the year serves as a starting point in determining the appropriate level for the provision. However, the amount actually provided in any period may be greater or less than net loan losses, based on management's judgment as to the appropriate level of the allowance for loan losses. The determination of the provision in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

- --------------------------------------------------------------------------------
STATISTICAL DATA (Continued)

DEPOSITS

The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.



                                                 1993                       1992                    1991
                                           -----------------          -----------------      ------------------
                                           Amount       Rate         Amount       Rate       Amount        Rate
                                           ------       ----         ------       ----       ------        -----
                                                                    (Dollars in Thousands)

Balance at December 31:
  Noninterest bearing deposits . . . . .   $69,054                 $ 60,274                  $53,813
  NOW accounts . . . . . . . . . . . . .    79,106       2.3%        70,068       3.1%        59,057       4.5%
  Money market deposit accounts. . . . .   111,136       2.8        104,855       3.6         86,943       5.4
  Savings deposits . . . . . . . . . . .    51,697       2.7         46,001       3.6         33,682       5.0
  Certificates of deposit and
    other time deposits. . . . . . . . .   206,833       4.4        220,328       5.3        207,807       6.7
                                          --------                 --------                 --------
    Total deposits . . . . . . . . . . .  $517,826       3.0       $501,526       3.9       $441,302       5.2
                                          --------                 --------                 --------
                                          --------                 --------                 --------


As of December 31, 1993, certificates of deposit and other time deposits of $100,000 or more mature as follows:


                                                               Maturing
                                           ------------------------------------------------
                                           3 Months     3-6      6-12     Over 12
                                            or less   Months    Months    Months     Total
                                           --------   ------    ------    -------   ------

Certificates of deposit and
  other time deposits. . . . . . . . . .   $21,318   $10,009   $ 7,096             $38,423

Per cent . . . . . . . . . . . . . . . .       55%       26%       19%                100%





RETURN ON EQUITY AND ASSETS


                                                        1993      1992      1991
                                                        ----      ----      ----

Return on assets (net income divided by
  average total assets). . . . . . . . . . . . . . .     1.39%     1.29%     1.21%
Return on equity (net income divided by
  average equity). . . . . . . . . . . . . . . . . .    13.01     12.71     12.41
Dividend payout ratio (dividends per
  share divided by net income per share) . . . . . .    36.86     36.96     37.79
Equity to assets ratio (average equity
  divided by average total assets) . . . . . . . . .    10.68     10.16      9.72


- --------------------------------------------------------------------------------
STATISTICAL DATA (Continued)

SHORT-TERM BORROWINGS



                                                         1993      1992      1991
                                                         ----      ----      ----
                                                          (Dollars in Thousands)
Balance at December 31:
  Federal funds purchased. . . . . . . . . . . . .     $  5,300
  Securities sold under repurchase
     agreements. . . . . . . . . . . . . . . . . .       26,363  $ 27,340   $33,592
  U.S. Treasury demand notes . . . . . . . . . . .       15,227     9,733    15,471
                                                       --------  --------  --------
      Total short-term borrowings. . . . . . . . .     $ 46,890  $ 37,073  $ 49,063
                                                       --------  --------  --------
                                                       --------  --------  --------

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U. S. Government securities.

Pertinent information with respect to short-term borrowings is summarized below:



                                                          1993      1992      1991
                                                          ----      ----      ----
                                                           (Dollars in Thousands)
Weighted average interest rate on outstanding
  balance at December 31:
    Securities sold under repurchase agreements. . .      2.86%     3.07%     4.39%
    Total short-term borrowings. . . . . . . . . . .      2.88      3.00      4.27

Weighted average interest rate during the year:
    Securities sold under repurchase agreements. . .      2.94      3.88      6.00
    Total short-term borrowings  . . . . . . . . . .      3.02      3.86      5.99

Highest amount outstanding at any month
  end during the year:
    Securities sold under repurchase agreements. . .   $33,949   $39,949   $56,552
    Total short-term borrowings. . . . . . . . . . .    51,130    49,141    74,849

Average amount outstanding during the year:
    Securities sold under repurchase agreements. . .    22,882    23,518    41,185
    Total short-term borrowings. . . . . . . . . . .    35,317    35,796    59,878


ITEM 2.  PROPERTIES.
- -------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. This building and seven branch buildings are owned by First Merchants; six remaining branches of First Merchants are located in leased premises. Four automated cash dispensers are located in leased premises; one cash dispenser is located in premises that are provided free of charge. All of the Corporation's and First Merchants' facilities are located in Delaware and Madison Counties of Indiana. The principal offices of Pendleton are located at 100 West State Street, Pendleton, Indiana. Pendleton also operates three branches. All of Pendleton's properties are owned by Pendleton and are located in Madison County, Indiana. The principal offices of First United are located at 790 West Mill Street, Middletown, Indiana. First United also operates two branches. All of First United's properties are owned by First United and are

- --------------------------------------------------------------------------------
ITEM 2. PROPERTIES (Continued)

located in Henry County, Indiana. None of the properties owned by the banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 1993 was $9,441,000.

ITEM 3.  LEGAL PROCEEDINGS.
- -------------------------------------------------------------------------------
There is no pending legal proceeding, other than ordinary routine litigation incidental to the business of the Corporation or its subsidiaries, of a material nature to which the Corporation or its subsidiaries is a party or of which any of their properties are subject. Further, there is no material legal proceeding in which any director, officer, principal shareholder, or affiliate of the Corporation, or any associate of any such director, officer or principal shareholder, is a party, or has a material interest, adverse to the Corporation.

None of the routine legal proceedings, individually or in the aggregate, in which the Corporation or its affiliates are involved are expected to have a material adverse impact on the financial position or the results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------------------------
No matters were submitted during the fourth quarter of 1993 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------------------------------------------------------------------------------

The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation are listed below.

                      Offices with the Corporation        Principal Occupation
      Name and Age        And Subsidiary Banks           During Past Five Years
      ------------    ----------------------------       ----------------------

Stefan S. Anderson    Chairman of the Board and         Chairman of the Board of
59                    President, Corporation and        the Corporation and
                      First Merchants                   First Merchants since
                                                        1987; President of First
                                                        Merchants since 1979 and
                                                        of the Corporation since
                                                        1982

Roger W. Gilcrest     Executive Vice President          Executive Vice President
56                    and Director, First Merchants     First Merchants since
                                                        July, 1988; Senior Vice
                                                        President, First Source
                                                        Bank prior to July,
                                                        1988; Director of First
                                                        Merchants since July
                                                        1992.

Paul R. Hoover        Senior Vice President,            Senior Vice President,
52                    First Merchants                   First Merchants since
                                                        1987


Larry R. Helms        Senior Vice President and         Senior Vice President
53                    General Counsel, Corporation;     Corporation since 1982
                      Senior Vice President, First      and First Merchants
                      Merchants; Director of First      since 1979; Director
                      United; Director of Pendleton     of First United and
                                                        Pendleton since 1992

Lowell E. Williams    Senior Vice President, First      Senior Vice President
62                    Merchants                         First Merchants since
                                                        1979

James L. Thrash       Senior Vice President and Chief   Senior Vice President
44                    Financial Officer, Corporation;   and Chief Financial
                      Senior Vice President,            Officer of the
                      First Merchants                   Corporation since 1990;
                                                        Chief Financial Officer,
                                                        Corporation prior to May
                                                        1990; Senior Vice
                                                        President,  First
                                                        Merchants since 1990;
                                                        Vice President, First
                                                        Merchants prior to April
                                                        1990


Jack L. Demaree       Senior Vice President and         Senior Vice President,
45                    Senior Commercial Loan Officer,   First Merchants Bank
                      First Merchants                   since March 1992, Senior
                                                        Commercial Loan Officer,
                                                        First Merchants since
                                                        1987; Vice President,
                                                        First Merchants prior to
                                                        March 1992

                                     PART II

TEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS
- -------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 2 and 3 of the Corporation's 1993 Annual Report to Stockholders, "The Spirit of Community Banking," under the caption "Stockholder Information," Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA.
- -------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 1 of the Corporation's 1993 Annual Report to Stockholders, "Financial Review," under the caption "Five-Year Summary of Selected Financial Data," Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.
- -------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 2 through 6 of the Corporation's 1993 Annual Report to Stockholders, "Financial Review," under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- -------------------------------------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to inside cover and pages 7 through 22 of the Corporation's 1993 Annual Report to Stockholders, "Financial Review,"
Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
- -------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 1993, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------------------------------------------------------------------------------

The information required under this item relating to directors is incorporated by reference to the Corporation's 1994 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held March 31, 1994 (the "1994 Proxy Statement"), under the caption "Election of Directors," which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
- -------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1994 Proxy Statement, under the captions, "Compensation of Directors" and "Compensation of Executive Officers," which Proxy Statement has been filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1994 Proxy Statement, under the caption, "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement has been filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1994 Proxy Statement, under the caption "Interest of Management in Certain Transactions," which Proxy Statement has been filed with the Commission.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- -------------------------------------------------------------------------------


                                                         Annual Report
                                                      "Financial Review"   Form 10-K
                                                             Page            Page
                                                            Number          Number
                                                       -----------------  -----------
(a)1.  Financial Statements:
         Independent auditor's report  . . . . . . . .      Inside         102
                                                            Cover
         Consolidated balance sheet at December 31,
           1993 and 1992 . . . . . . . . . . . . . . .      7              109
         Consolidated statement of income, years
           ended December 31, 1993, 1992 and 1991  . .      8              110
         Consolidated statement of changes in
           stockholders' equity, years ended
           December 31, 1993, 1992 and 1991  . . . . .      9              111
         Consolidated statement of cash flows, years
           ended December 31, 1993, 1992 and 1991  . .      9-10           111-112
         Notes to consolidated financial statements  .      11-22          113-124

(a)2.  Financial statement schedules:
         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.


(a)3.  Exhibits:

    Exhibit No:             Description of Exhibit:
    -----------             -----------------------

         3.1   Articles of Incorporation, dated September 20, 1982
                 and the Articles of Amendment thereto dated
                 March 13, 1985 and March 14, 1988  . . . . . . .          27-49


         3.2   Bylaws and amendments thereto dated February 12,
                 1985, February 20, 1987, July 14, 1987,
                 December  8, 1987, December 13, 1988,
                 November 14, 1989, August 13, 1991, April 14,
                 1992, and February 15, 1994  . . . . . . . . . .          50-69


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (Continued)
- -------------------------------------------------------------------------------


                                                                             Form 10-K
                                                                               Page
    Exhibit No:               Description of Exhibit:                         Number
    -----------               -----------------------                       ----------


        10.1     First Merchants Bank, National Association
                   Management Incentive Plan . . . . . . . . .                  (A)
        10.2     Unfunded Deferred Compensation Plan,
                   as Amended  . . . . . . . . . . . . . . . .                  (D)
        10.3     Employee Stock Purchase Plan (1989) . . . . .                  (B)
        10.4     1989 Stock Option Plan  . . . . . . . . . . .                  (C)
        10.5     Employee Stock Purchase Plan (1994) . . . . .                 70-73
        10.6     1994 Stock Option Plan  . . . . . . . . . . .                 74-78
        13       1993 Annual Report to Stockholders (except
                   for the Pages and information thereof
                   expressly incorporated by reference in this
                   Form 10-K, the Annual Report to Stockholders
                   is provided solely for the information of
                   the Securities and Exchange Commission and
                   is not deemed "filed" as part of this Form
                   10-K)  . . . . . . . . . . . . . . . . . . .                79-124
        22       Subsidiaries of Registrant  . . . . . . . . .                   24
        23       Consent of Independent Auditors . . . . . . .                   25
        99.1     Financial statements and independent
                    auditor's report for First Merchants
                    Corporation Employee Stock Purchase Plan . .                 26

(A) Incorporated by reference to Registrant's Registration Statement on Form S-4 (SEC File No. 33-110) ordered effective on September 30, 1988.
(B) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28900) effective on May 24, 1989.
(C) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28901) effective on May 24, 1989.
(D) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1990.


(b)  Reports on Form 8-K:

       No reports on Form 8-K were filed for the three months ended December 31, 1993.

- --------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 1994.

                                   FIRST MERCHANTS CORPORATION


                                   By      /s/ Stefan S. Anderson
                                      ---------------------------------
                                          Stefan S. Anderson, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                      Capacity                      Date
- ---------------------------    ---------------------------    ------------------


   /s/ Stefan S. Anderson       Director and Chairman,          March 15, 1994
- --------------------------        Principal Executive Officer
    Stefan S. Anderson


    /s/ Thomas B. Clark         Director                        March 15, 1994
- ---------------------------
    Thomas B. Clark


    /s/ Michael L. Cox          Director                        March 15, 1994
- ---------------------------
    Michael L. Cox


    /s/ Clell W. Douglass       Director                        March 15, 1994
- ---------------------------
    Clell W. Douglass


    /s/ David A. Galliher       Director                        March 15, 1994
- ---------------------------
    David A. Galliher


    /s/ Thomas K. Gardiner      Director                        March 15, 1994
- ---------------------------
    Thomas K. Gardiner


    /s/ Hurley C. Goodall       Director                        March 15, 1994
- ---------------------------
    Hurley C. Goodall


    /s/ John W. Hartmeyer       Director                        March 15, 1994
- ---------------------------
    John W. Hartmeyer


    /s/ Nelson W. Heinrichs     Director                        March 15, 1994
- ---------------------------
    Nelson W. Heinrichs

- --------------------------------------------------------------------------------
         Signature                       Capacity                      Date
- ---------------------------     ---------------------------    ----------------



    /s/ Jon H. Moll             Director                        March 15, 1994
- ---------------------------
    Jon H. Moll


    /s/ Robert M. Smitson       Director                        March 15, 1994
- --------------------------
    Robert M. Smitson


                                Director                        March 15, 1994
- --------------------------
    Joseph E. Wilson


                                Director                        March 15, 1994
- --------------------------
    Robert F. Wisehart


    /s/ John E. Worthen         Director                        March 15, 1994
- --------------------------
    John E. Worthen


    /s/ James L. Thrash         Principal Financial and         March 15, 1994
- --------------------------      Principal Accounting
    James L. Thrash             Officer

INDEX TO EXHIBITS
- --------------------------------------------------------------------------------

                                                                       Form 10-K
                                                                         Page
      Exhibit No:             Description of Exhibit:                   Number
      -----------             -----------------------                  ---------

         3.1         Articles of Incorporation, dated September 20,
                      1982 and the Articles of Amendment thereto dated
                      March 13, 1985 and March 14, 1988  . . . . . . . .  27-49
         3.2         Bylaws and amendments thereto dated February 12,
                      1985, February 20, 1987, July 14, 1987,
                      December 8, 1987, December 13, 1988,
                      November 14,  1989, August 13, 1991, April 14,
                      1992, and  February 15, 1994 . . . . . . . . . . .  50-69
        10.1         First Merchants Bank, National Association
                      Management Incentive Plan  . . . . . . . . . . . .    (A)
        10.2         Unfunded Deferred Compensation Plan,
                      as Amended . . . . . . . . . . . . . . . . . . . .    (D)
        10.3         Employee Stock Purchase Plan (1989) . . . . . . . .    (B)
                      1989 Stock Option Plan . . . . . . . . . . . . . .    (C)
        10.5         Employee Stock Purchase Plan (1994) . . . . . . . .  70-73
        10.6         1994 Stock Option Plan  . . . . . . . . . . . . . .  74-78
        13           1993 Annual Report to Stockholders (except
                      for the Pages and information thereof
                      expressly incorporated by reference in this
                      Form 10-K, the Annual Report to Stockholders
                      is provided solely for the information of
                      the Securities and Exchange Commission and
                      is not deemed "filed" as part of this Form
                      10-K)  . . . . . . . . . . . . . . . . . . . . . .  79-124
        22           Subsidiaries of Registrant  . . . . . . . . . . . .     24
        23           Consent of Independent Auditors . . . . . . . . . .     25
        99.1         Financial statements and independent auditor's
                      report for First Merchants
                      Corporation Employee Stock Purchase Plan . . . . .     26



(A) Incorporated by reference to Registrant's Registration Statement on Form S-4 (SEC File No. 33-110) ordered effective on September 30, 1988.
(B) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28900) effective on May 24, 1989.
(C) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28901) effective on May 24, 1989.
(D) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1990.

- --------------------------------------------------------------------------------
EXHIBIT 22--SUBSIDIARIES OF THE REGISTRANT
- -------------------------------------------------------------------------------

                                                                 State of
           Name                                                Incorporation
           ----                                                -------------

First Merchants Bank, National Association. . . . . . . . . .      U.S.

Pendleton Banking Company . . . . . . . . . . . . . . . . . .     Indiana

First United Bank . . . . . . . . . . . . . . . . . . . . . .     Indiana

- --------------------------------------------------------------------------------
EXHIBIT 23--CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- --------------------------------------------------------------------------------

We hereby consent to the incorporation by reference to Registration Statements on Form S-8, File Numbers 33-28900 and 33-28901, of our report dated January 21, 1994 on the consolidated financial statements of First Merchants Corporation, which report is incorporated by reference in the Annual Report on Form 10-K of First Merchants Corporation.





/s/ GEO S. OLIVE & CO.

Indianapolis, Indiana
March 18, 1994

- --------------------------------------------------------------------------------
EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT AUDITOR'S REPORT FOR
              FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN
- --------------------------------------------------------------------------------

The annual financial statements and independent auditor's report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending June 30, 1994, will be filed as an amendment to the 1993 Annual Report on Form 10-K no later than October 28, 1994.