Form 10-Q
period 1994-03-31
FIRST MERCHANTS CORP
filed 1994-05-16
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994


Commission File Number 0-17071


                           First Merchants Corporation
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its character)


               Indiana                             35-1544218
- - - --------------------------------------------------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation of organization)            Identification No.)


      200 East Jackson Street - Muncie, IN                  47305-2814
- - - --------------------------------------------------------------------------------
     (Address of principal executive office)                (Zip code)


                                 (317) 747-1500
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
- - - --------------------------------------------------------------------------------
               (Former name former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,
                               Yes   X    No
                                   -----     -----

     As of May 5, 1994, there were outstanding 3,383,772 common shares, without par value, of the registrant.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.

PART I.           Financial information:

   Item 1.        Financial Statements:

                  Consolidated Condensed Balance Sheet  . . . . . . . .       3

                  Consolidated Condensed Statement of Income  . . . . .       4

                  Consolidated Condensed Statement of Changes in
                  Stockholders' Equity  . . . . . . . . . . . . . . . .       5

                  Consolidated Condensed Statement of Cash Flows  . . .       6

                  Notes to Consolidated Condensed Financial Statements        7

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . .       10


PART II.          Other Information:

   Item 4.        Submission of Matters to a Vote of Security Holders .       17

   Item 6.        Exhibits and Reports of Form 8-K  . . . . . . . . . .       18

Signatures          . . . . . . . . . . . . . . . . . . . . . . . . . .       19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                         PART I.   FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                       March 31,   December 31,
                                                         1994          1993
                                                     -----------   ------------
 ASSETS:
    Cash and due from banks. . . . . . . . . . . .    $   24,262    $    24,942
    Federal funds sold . . . . . . . . . . . . . .         4,350          1,625
                                                      ----------    -----------
      Cash and cash equivalents. . . . . . . . . .        28,612         26,567
    Interest-bearing time deposits . . . . . . . .             3            254
    Securities available for sale. . . . . . . . .       110,770
    Investment securities (market value $99,673
      and $209,301). . . . . . . . . . . . . . . .        99,294        206,243
    Loans:
       Loans, net of unearned interest . . . . . .       376,032        376,872
       Less: Allowance for loan losses . . . . . .         4,790          4,800
                                                      ----------    -----------
          Net loans. . . . . . . . . . . . . . . .       371,242        372,072
    Premises and equipment . . . . . . . . . . . .         9,272          9,441
    Interest receivable. . . . . . . . . . . . . .         5,274          5,665
    Core deposit intangibles and goodwill. . . . .         2,075          2,108
    Others assets. . . . . . . . . . . . . . . . .         3,997          3,763
                                                      ----------    -----------
          Total assets . . . . . . . . . . . . . .    $  630,539    $   626,113
                                                      ----------    -----------
                                                      ----------    -----------
 LIABILITIES:
    Deposits:
       Noninterest bearing . . . . . . . . . . . .    $   64,911    $    74,546
       Interest bearing. . . . . . . . . . . . . .       431,131        431,756
                                                      ----------    -----------
          Total deposits . . . . . . . . . . . . .       496,042        506,302
    Short-term borrowings. . . . . . . . . . . . .        60,843         46,890
    Interest payable . . . . . . . . . . . . . . .         1,201          1,226
    Other liabilities. . . . . . . . . . . . . . .         2,927          2,891
                                                      ----------    -----------
          Total liabilities. . . . . . . . . . . .       561,013        557,309

 STOCKHOLDERS' EQUITY:
    Preferred stock, no-par value:
       Authorized and unissued -- 500,000 shares
    Common stock, $.125 stated value:
       Authorized --- 20,000,000 shares
       Issued and outstanding -- 3,388,457 and
         3,389,591 shares. . . . . . . . . . . . .           423            424
    Additional paid-in capital . . . . . . . . . .        17,033         17,068
    Retained earnings. . . . . . . . . . . . . . .        52,711         51,312
    Net unearned holding losses on securities
      available for sale, net of taxes . . . . . .          (641)
                                                      ----------    -----------
          Total stockholders' equity . . . . . . .        69,526         68,804
                                                      ----------    -----------
          Total liability and stockholders'
            equity . . . . . . . . . . . . . . . .    $  630,539    $   626,113
                                                      ----------    -----------
                                                      ----------    -----------


 See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
 Interest Income:                                        1994          1993
                                                       --------      --------
    Loans, including fees:
       Taxable . . . . . . . . . . . . . . . . . .     $  7,225      $  7,158
       Tax exempt. . . . . . . . . . . . . . . . .           23            25
    Securities:
       Taxable . . . . . . . . . . . . . . . . . .        2,350         2,724
       Tax exempt. . . . . . . . . . . . . . . . .          573           531
    Federal funds sold . . . . . . . . . . . . . .           38           135
    Interest-bearing time deposits . . . . . . . .            2            20
                                                       --------      --------
          Total interest income. . . . . . . . . .       10,211        10,593
 Interest expense:
    Deposits . . . . . . . . . . . . . . . . . . .        3,340         4,082
    Short-term borrowings. . . . . . . . . . . . .          428           257
                                                       --------      --------
       Total interest expense. . . . . . . . . . .        3,768         4,339
                                                       --------      --------
 Net Interest Income . . . . . . . . . . . . . . .        6,443         6,254
    Provision for loan losses. . . . . . . . . . .          193           269
                                                       --------      --------
 Net Interest Income After Provision For
    Loan Losses. . . . . . . . . . . . . . . . . .        6,250         5,985

    Total other income . . . . . . . . . . . . . .        1,590         1,585
    Total other expenses . . . . . . . . . . . . .        4,395         4,423
                                                       --------      --------
 Income before income tax and cumulative
    effect of change in accounting method. . . . .        3,445         3,147
    Income tax expense . . . . . . . . . . . . . .        1,199         1,092
                                                       --------      --------
 Income before cumulative effect of change
    in accounting method . . . . . . . . . . . . .        2,246         2,055
    Cumulative effect of change in method of
      accounting for income taxes. . . . . . . . .                        227
                                                       --------      --------
 Net Income. . . . . . . . . . . . . . . . . . . .     $  2,246      $  2,282
                                                       --------      --------
                                                       --------      --------
 Per share:
    Income before cumulative effect of change in
      accounting method. . . . . . . . . . . . . .    $     .66     $     .60
    Net income . . . . . . . . . . . . . . . . . .          .66           .67
 Weighted average shares outstanding . . . . . . .    3,388,666     3,407,803


 See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                        1994           1993
                                                     ----------     ----------

 Balances, January 1 . . . . . . . . . . . . . . .   $   68,804     $   63,935
 Net income. . . . . . . . . . . . . . . . . . . .        2,246          2,282
 Cash dividends. . . . . . . . . . . . . . . . . .         (847)          (750)
 Stock issued under dividend reinvestment and
   stock purchase plan . . . . . . . . . . . . . .           89             64
 Stock options exercised . . . . . . . . . . . . .           22            102
 Stock redeemed. . . . . . . . . . . . . . . . . .         (147)
 Cash paid in lieu of issuing fractional shares. .                          (4)
 Change in net unrealized holding losses on
   securities available for sale . . . . . . . . .         (641)
                                                     ----------     ----------
 Balances, March 31. . . . . . . . . . . . . . . .   $   69,526     $   65,629
                                                     ----------     ----------
                                                     ----------     ----------

 See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                         Three Months Ended
                                                               March 31
                                                        ---------------------
                                                           1994        1993
                                                        ---------   ---------
Cash Flows From Operating Activities:
   Net income. . . . . . . . . . . . . . . . . . . .    $   2,246   $   2,282
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for loan losses. . . . . . . . . . .          193         269
      Depreciation and amortization. . . . . . . . .          283         214
                                                              307         206
      Change in interest receivable. . . . . . . . .          347         426
      Change in interest payable . . . . . . . . . .          (35)        (12)
      Other adjustments. . . . . . . . . . . . . . .          112         (91)
                                                        ---------  ----------
         Net cash provided by operating. . . . . . .        3,453       3,294
Cash Flows From Investing Activities:
   Net change in interest-bearing time deposits. . .          251          (3)
   Purchases of:
      Securities available for sale. . . . . . . . .       (6,880)
      Investment securities. . . . . . . . . . . . .      (18,061)    (39,360)
   Proceeds from maturities and sales of:
      Securities available for sale. . . . . . . . .        4,293
      Investment securities. . . . . . . . . . . . .       15,468      25,560
   Net change in loans . . . . . . . . . . . . . . .          686         360
   Purchases of premises and equipment . . . . . . .         (114)       (319)
   Other investing activities. . . . . . . . . . . .          139          46
                                                        ---------  ----------
      Net cash used in investing activities. . . . .       (4,218)    (13,716)

Cash Flows From Financing Activities:
   Net change in noninterest-bearing, NOW, money
      market and savings deposits. . . . . . . . . .       (7,871)     (1,397)
   Net change in certificates of deposit and
      other time deposits. . . . . . . . . . . . . .       (2,389)     (4,437)
   Net change in short-term funds. . . . . . . . . .       13,953      (3,131)
   Cash dividends. . . . . . . . . . . . . . . . . .         (847)       (750)
   Stock issued under dividend reinvestment and
     stock purchase plan . . . . . . . . . . . . . .           89          64
   Stock options exercised . . . . . . . . . . . . .           22         102
   Stock redeemed. . . . . . . . . . . . . . . . . .         (147)
   Cash paid in lieu of issuing fractional shares. .                       (4)
                                                        ---------  ----------
      Net cash provided (used) in financing
        activities . . . . . . . . . . . . . . . . .        2,810      (9,553)
                                                        ---------  ----------
Net Increase (Decrease) in Cash and Cash
   activities. . . . . . . . . . . . . . . . . . . .        2,045     (19,975)
Cash and Cash Equivalents, January 1 . . . . . . . .       26,567      53,696
                                                        ---------  ----------
Cash and Cash Equivalents, March 31. . . . . . . . .    $  28,612  $   33,721
                                                        ---------  ----------
                                                        ---------  ----------


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 1.     General

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for the change in method of accounting for investment securities discussed more fully in Note 2. All adjustments which are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements.

NOTE 2.     Change In Method of Accounting for Investment Securities

In May, 1993, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 115 (SFAS No. 115), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The statement requires that securities be classified in three categories and provides specific accounting treatment for each. Trading securities are bought and held primarily for sale in the near term and are carried at fair value, with unrealized holding gains and losses included in earnings; held-to-maturity securities, for which the intent is to hold to maturity, are carried at amortized cost; and available-for-sale securities are all others and are carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

The Corporation adopted SFAS No. 115 on January 1, 1994. At that date, securities with an approximate carrying value of $107,569,000 were reclassified as available for sale. This reclassification resulted in an increase in total stockholders' equity, net of tax, of $644,000.


NOTE 3.  Securities Available for Sale


                                                                 Gross          Gross        Approximate
                                                 Amortized     Unrealized     Unrealized       Market
                                                   Cost           Gains         Losses          Value
                                                ----------     ----------     ----------      ---------

 Securities available for sale at March 31, 199 31,
    U.S. Treasury  . . . . . . . .              $   12,012     $       23      $     190      $  11,845
    Federal agencies . . . . . . .                  27,313             20            296         27,037
    State and municipal  . . . . .                   9,077             54            217          8,914
    Mortgage and other asset-backed
      securities . . . . . . . . .                  22,524            205            376         22,353
    Federal Reserve stock  . . . .                     307                                          307
    Federal Home Loan Bank stock .                   1,572                                        1,572
    Corporate obligations  . . . .                  39,025            278            561         38,742
                                                 ---------    -----------     ----------      ---------

          Totals . . . . . . .                   $ 111,830    $       580     $    1,640      $ 110,770
                                                 ---------    -----------     ----------      ---------
                                                 ---------    -----------     ----------      ---------




                                                     FIRST MERCHANTS CORPORATION

                                                              FORM 10-Q
                                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                 (Table dollar amounts in thousands)
                                                             (Unaudited)

NOTE 4.     Investment Securities


                                                                   Gross          Gross         Approximate
                                                   Amortized     Unrealized     Unrealized        Market
                                                     Cost           Gains         Losses           Value
                                                  ----------     ----------     ----------       ---------
 Investment Securities at March 31, 1994:
    U.S. Treasury  . . . . . . . . . . .          $   24,026     $       258    $        72      $   24,212
    Federal agencies . . . . . . . . . .              26,182             324            128          26,378
    State and municipal  . . . . . . . .              45,324             444            427          45,341
    Mortgage and other asset-backed
       securities  . . . . . . . . . . .                 694               6                            700
    Corporate obligations  . . . . . . .               3,068               6             32           3,042
                                                  ----------     -----------    -----------      ----------

          Totals . . . . . . . . . . . .          $   99,294     $     1,038    $       659      $   99,673
                                                  ----------     -----------    -----------      ----------
                                                  ----------     -----------    -----------      ----------


                                                                   Gross          Gross          Approximate
                                                 Amortized       Unrealized     Unrealized         Market
                                                    Cost           Gains          Losses            Value
                                                 ----------     ------------    ----------       -----------
 Investment Securities at December 31, 1993:
    U.S. Treasury  . . . . . . . . . . . .        $   45,397    $        654   $          1      $   46,050
    Federal agencies . . . . . . . . . . .            53,452             691             62          54,081
    State and municipal  . . . . . . . . .            44,866           1,211             55          46,022
    Mortgage and other asset-backed
       securities  . . . . . . . . . . . .            23,690             219             93          23,816
    Federal Reserve stock  . . . . . . . .               307                                            307
    Federal Home Loan Bank stock . . . . .             1,572                                          1,572
    Corporate obligations  . . . . . . . .            36,959             581             87          37,453
                                                  ----------    ------------    -----------      ----------

          Totals . . . . . . . . . . . . .        $  206,243    $      3,356    $       298      $  209,301
                                                  ----------    ------------    -----------      ----------
                                                  ----------    ------------    -----------      ----------



                                                     FIRST MERCHANTS CORPORATION

                                                              FORM 10-Q
                                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                 (Table dollar amounts in thousands)
                                                             (Unaudited)

NOTE 5.     Loans and Allowance


                                                                                 March 31,    December 31,
                                                                                   1994           1993
                                                                                ----------    ------------
 Loans:
    Commercial and industrial loans  . . . . . . . . . . . . . . . . .          $   69,696     $   76,760
    Bankers' acceptances and loans to financial institutions . . . . .               3,100          3,000
    Agricultural production financing and other loans to farmers . . .               5,399          5,591
    Real estate loans:
       Construction  . . . . . . . . . . . . . . . . . . . . . . . . .               5,265          8,127
       Commercial and farmland . . . . . . . . . . . . . . . . . . . .              60,773         58,235
       Residential . . . . . . . . . . . . . . . . . . . . . . . . . .             155,254        150,572
    Individuals' loans for household and other personal expenditures .              73,864         70,347
    Tax exempt loans . . . . . . . . . . . . . . . . . . . . . . . . .               1,305          1,474
    Other loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,376          2,766
                                                                                ----------     ----------
          Total loans  . . . . . . . . . . . . . . . . . . . . . . . .          $  376,032     $  376,872
                                                                                ----------     ----------
                                                                                ----------     ----------
 Nonperforming loans:
    Nonaccruing loans  . . . . . . . . . . . . . . . . . . . . . . . .          $      355     $      527
    Loans contractually past due 90 days
       or more other than nonaccruing  . . . . . . . . . . . . . . . .                 885            616
    Restructured loans . . . . . . . . . . . . . . . . . . . . . . . .                 848            879



                                                                                   Three Months Ended
                                                                                        March 31
                                                                               -------------------------
                                                                                   1994           1993
                                                                               ----------      ---------
 Allowance for loan losses:
    Balances, January 1  . . . . . . . . . . . . . . . . . . . . . . .         $    4,800      $   4,351
    Provision for losses . . . . . . . . . . . . . . . . . . . . . . .                193            269
    Recoveries on loans  . . . . . . . . . . . . . . . . . . . . . . .                 44             74
    Loans charged off  . . . . . . . . . . . . . . . . . . . . . . . .               (247)          (194)
                                                                               -----------     ----------
    Balances, March 31 . . . . . . . . . . . . . . . . . . . . . . . .         $    4,790      $   4,500
                                                                               -----------     ----------
                                                                               -----------     ----------


NOTE 6.     Commitments and Contingent Liabilities

     On May 11, 1993, the Corporation and First Merchants Bank, N.A., ("First Merchants") approved a change in the data processing function. In the fourth quarter of 1993, First Merchants assumed responsibility for the data processing function for the Corporation and its wholly owned subsidiaries. The data processing agreement with an outside party to provide data processing services was terminated three months early. The cost of the conversion, equipment and software was approximately $1,700,000. The equipment and software cost will be depreciated on a straight-line method based on the estimated useful lives of the assets.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The Corporation has recorded 18 consecutive years of growth in operating earnings per share, reaching $2.48 in 1993 up 7.8 per cent from the prior year. Including the accounting adjustment described below, earnings per share totalled $2.55.

     Return on assets, which exceeded 1 per cent for the first time in 1988, rose to 1.39 per cent in 1993, from 1.29 per cent in 1992 and 1.21 per cent in 1991.

     Return on equity exceeded 12 per cent for the first time in 1989, was 12.41 per cent in 1991, 12.71 per cent in 1992, and 13.01 per cent in 1993.

     Improvement was achieved in each of these ratios during the first quarter of 1994, as compared to the same period in 1993. 1993 ratios exclude the accounting adjustment described below.

     -   Earning per share were $.66, up 10.0 per cent from $.60
     -   Return on assets was 1.41 per cent increasing from 1.35 per cent
     - Return on equity totalled 12.99 per cent compared to 12.64 per cent for the first quarter of 1993

     In February 1992, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 (SFAS 109) on accounting for income taxes. The Corporation adopted SFAS 109 on January 1, 1993, the effect of which was to increase 1993 earnings by $227,000 or $.07 per share in the first quarter of 1993.

CAPITAL

     First Merchants Corporation's capital strength continues to exceed regulatory minimums and peer group averages. Management believes that strong capital is a distinct advantage in the competitive environment in which the Corporation operates, and will provide a solid foundation for continued growth, and instilling customer confidence. First Merchants Corporation and its subsidiaries have received honors from various financial rating services recognizing the Banks for safety and soundness. Earnings asset quality and capital strength were considered in the ratings.

     The Corporation's capital to assets ratio was 10.36 per cent at year end 1992, 10.99 per cent at December 31, 1993, and 11.03 per cent at March 31, 1994. At March 31, 1994, the Corporation had a Tier I risk-based capital ratio of
16.13 per cent, total risk-based capital ratio of 17.26 per cent and a leverage ratio of 10.82 per cent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 per cent and a total risk-based capital ratio of 8.0 per cent.

     The Corporation has an employee stock purchase plan and an employee stock option plan. Activity under this program is detailed in the Consolidated Condensed Statement of Changes in Stockholders' Equity. The transactions under these plans have not had a material effect in the Corporation's capital position.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

ASSET QUALITY/PROVISION FOR LOAN LOSSES

     First Merchants Corporation's asset quality and loan loss experience has consistently been superior to that of its peer group, as summarized below. Asset quality has been a major factor in the Corporation's ability to generate consistent profit improvement.

     The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses, and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list. The evaluation takes into consideration identified credit problems as well as the possibility of losses inherent in the loan portfolio that cannot be specifically identified.

     The following table summarizes the risk elements for First Merchants Corporation and its peer group, consisting of bank holding companies with average assets between $500 million and $1 billion. The statistics were provided by the Federal Reserve System.


                                                 Non-Performing Loans (1)
                                                   at December 31 as a
                                                    Per Cent of Loans
                                              ----------------------------
                                                  First            Peer
                                                Merchants          Group
                                                ---------          -----
 1994 (March 31) . . . . . . . . . . . . .         .33%             N/A
 1993  . . . . . . . . . . . . . . . . . .         .28             1.55%
 1992  . . . . . . . . . . . . . . . . . .         .41             1.87
 1991  . . . . . . . . . . . . . . . . . .         .86             2.59
 1990  . . . . . . . . . . . . . . . . . .        1.09             2.62
 1989  . . . . . . . . . . . . . . . . . .        1.54             2.12


     (1) Accruing loans past due 90 days or more, and non-accruing loans, but excluding restructured loans.


     On March 31, 1994, the loan loss reserve stood at $4,790,000. As a per cent of loans, the reserve stood at 1.27 per cent compared to 1.27 per cent at year end 1993, and 1.24 per cent at year end 1992. Activity to the reserve is detailed in the following table. The provision for loan losses for the first quarter of 1994 declined to $193,000 from $269,000 for the same period of 1993, based on management's analysis of the adequacy of the reserve in light of improving credit quality in the loan portfolio.

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

     The following table presents loan loss experience for the years indicated and compares the Corporation's loss experience to its peer group.


                                                        1994 (1)        1993            1992          1991            1990
                                                        --------        ----            ----          ----            ----
                                                                          (Dollar amount in thousands)
 Allowance for loan losses
    Balance at January 1 . . . . . . . . . . .         $   4,800      $   4,351      $   3,867      $   3,254      $   2,915
    Addition resulting from acquisition  . . .                                                            252
                                                       ---------      ---------      ---------      ---------      ---------

 Chargeoffs:
    Commercial . . . . . . . . . . . . . . . .               170            391            588            806            614
    Real estate mortgage . . . . . . . . . . .                 0            129            100             41             46
    Installment  . . . . . . . . . . . . . . .                77            388            552            511            590
                                                       ---------      ---------      ---------      ---------      ---------
       Total chargeoffs  . . . . . . . . . . .               247            908          1,240          1,358          1,250
                                                       ---------      ---------      ---------      ---------      ---------
 Recoveries:
    Commercial . . . . . . . . . . . . . . . .                22            240            215            227            195
    Real estate mortgage . . . . . . . . . . .                 3              5             38              7              1
    Installment  . . . . . . . . . . . . . . .                19             98         114 84             84             98
                                                       ---------      ---------      ---------      ---------      ---------
       Total recoveries  . . . . . . . . . . .                44            343            367            318            294
                                                       ---------      ---------      ---------      ---------      ---------

 Net chargeoffs  . . . . . . . . . . . . . . .               203            565            873          1,040            956
                                                       ---------      ---------      ---------      ---------      ---------

 Provision for loan losses . . . . . . . . . .               193          1,014          1,357          1,401          1,295
                                                       ---------      ---------      ---------      ---------      ---------
 Balance at December 31  . . . . . . . . . . .         $   4,790      $   4,800      $   4,351      $   3,867      $   3,254
                                                       ---------      ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------      ---------
 Ratio of net chargeoffs during the period
   to average loans outstanding during
   the period  . . . . . . . . . . . . . . . .              .05%           .16%           .26%           .35%           .35%
Peer Group  . . . . . . . . . . . . . . . . .                N/A           .46%           .63%           .95%           .93%


 (1) Through March 31, 1994


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

LIQUIDITY AND INTEREST SENSITIVITY

     Asset/Liability Management has been an important factor in the Corporation's ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor the Corporation's liquidity and interest sensitivity positions at regular meetings to ensure that changes in interest rates will not adversely affect earnings. Decisions regarding investment and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, the Corporation's exposure to changes in net interest income given various rate scenarios, and the economic and competitive environments.

     First Merchants Corporation's liquidity and interest sensitivity position at March 31, 1994, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. the table below represents the Corporation's interest rate sensitivity analysis as of March 31, 1994.


                                                 Interest-Rate Sensitivity Analysis
                                                    (Dollar amounts in thousands)

                                                                               At March 31, 1994

                                                        1-180          181-365          1-5          Beyond
                                                         Days            Days          Years         5 Years         Total
                                                       -------         -------         -----         -------         -----
 Rate-sensitive assets:
    Federal funds sold and interest-bearing
       time deposits . . . . . . . . . . . . .         $  4,353                                                     $  4,353
    Securities . . . . . . . . . . . . . . . .           35,810        $ 36,503       $123,864       $ 13,887        210,064
    Loans  . . . . . . . . . . . . . . . . . .          235,319          20,802         90,516         29,395        376,032
                                                       --------        --------       --------       --------       --------
 Total rate-sensitive assets . . . . . . . . .         $275,482        $ 57,305       $214,380       $ 43,282       $590,449
                                                       --------        --------       --------       --------       --------
                                                       --------        --------       --------       --------       --------

 Rate-sensitive liabilities:
    Interest-bearing deposits  . . . . . . . .         $223,491        $ 21,055       $186,585                      $431,131
    Other borrowed funds . . . . . . . . . . .           60,843                                                       60,843
                                                       --------        --------       --------                      --------
 Total rate-sensitive liabilities  . . . . . .         $284,334        $ 21,055       $186,585                      $491,974
                                                       --------        --------       --------                      --------
                                                       --------        --------       --------                      --------

 Interest rate sensitivity gap by period . . .         $ (8,852)       $ 36,250        $27,795       $ 43,282
 Cumulative gap  . . . . . . . . . . . . . . .           (8,852)         27,398         55,193         98,475

 Cumulative ratio at March 31, 1994  . . . . .            96.89%        108.97%        111.22%        120.02%


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

     Earning assets grew $12.7 million in 1993 and $5.4 million during the first quarter of 1994. The growth occurred in loans with securities and short term investments declining over the 15 month period.

     The following table presents the earning asset mix for the years ended 1992, 1993 and at March 31, 1994.


                                                   Earning Assets
                                               (Dollars in Millions)
                                       March 31,    December 31,  December 31,
                                         1994           1993         1992
                                         ----           ----         ----
 Federal funds sold and interest
 bearing time deposits   . . .          $   4.4        $   1.9      $  25.7
 Securities    . . . . . . . .            210.0          206.2        196.3
 Loans . . . . . . . . . . . .            376.0          376.9        350.3
                                        -------        -------      -------
    Total  . . . . . . . . . .          $ 590.4        $ 585.0      $ 572.3
                                        -------        -------      -------
                                        -------        -------      -------


DEPOSITS AND BORROWINGS

     Total deposits declined by $5.7 million in 1993. Average deposits, however, grew $16.3 million in 1993, up 3.3 per cent from the same figure in 1992.

     At March 31, 1994, deposits totalled at $496 million, down 2 per cent from year end 1993. Historically, the Corporation's deposits have peaked at year end, due to large corporate deposits, declined during the first quarter, then resumed growth. Average deposits during the period equalled $505.8 million or about .1 of 1 per cent below year end deposits.

     Borrowed funds increased $14 million during the quarter, replacing the deposit decline of $10.3 million and funding the asset growth of $4.4 million.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

     Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earnings assets.

     The table below indicates that the Corporation's asset yields have historically been more rate sensitive (volatile) than its cost of funds. Consequently, interest margins have tended to decline during falling interest rate environments since interest income declines at a faster rate than interest expense. The reverse has been true in a rising interest rate environment.

     During 1992 , however, the opposite occurred as is demonstrated in the table below. Costs declined faster than interest income, allowing the margin to improve. Two major factors caused asset yields to "hold up" fairly well despite the falling rate environment. First, deposit rates declined more rapidly than the Corporation's base lending rate. Second, significant portfolio investments were made in a higher rate environment so that the Corporation's investment portfolio is currently yielding well above current market levels.

     During 1993 and the first quarter of 1994, margins declined slightly as the rate of decline in asset yield exceeded the decline in costs. The decline in margin was offset by growth in earning assets resulting in increases in net interest income during 1993 and the first quarter of 1994.


                               Net Interest Income           Net Interest Margin                 Average
                               on a Fully Taxable            on a Fully Taxable                  Earning
                                Equivalent Basis              Equivalent Basis                   Assets
                                ----------------              ----------------                   ------
                                                           (Dollars in Thousands)
 1994 (1st Quarter)                 $  6,750                         4.55%                      $593,820
 1993                                 26,806                         4.57                        587,009
 1992                                 26,400                         4.66                        566,467
 1991                                 23,277                         4.43                        525,799
 1990                                 20,055                         4.19                        478,113
 1989                                 19,018                         4.20                        453,098


                                  Interest Income               Interest Expense                Net Interest
                                (FTE) as a Per Cent              as a Per Cent               Income (FTE) as a
                                     of Average                    of Average               Per Cent of Average
                                   Earning Assets                Earning Assets                Earning Assets
                                   --------------                --------------                --------------
 1994                                7.09%                            2.54%                       4.55%
 1993                                7.38                             2.81                        4.57
 1992                                8.31                             3.65                        4.66
 1991                                9.48                             5.05                        4.43
 1990                               10.09                             5.90                        4.19
 1989                               10.28                             6.08                        4.20


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

     Recent action by the Federal Reserve has pushed interest rates higher.
This would serve to widen interest margins except for the fact that depositors may opt for longer term liabilities which pay higher rates of interest. The Corporation does, as mentioned earlier, consider the effect of changing rates in its loan and deposit pricing decisions and expects no significant change in the level of net interest margin as a result of higher interest rates.

OTHER INCOME

     The Corporation has placed emphasis on the growth of non-interest income in recent years by offering a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

     Other income reached $6,588,000 in 1993, an increase of 18.2 per cent over the prior year.

     Trust revenues grew $180,000, or 8.1 per cent while service charges on deposit accounts were up by $250,000, or 11.1 per cent. Securities gains totalled $395,000, an increase of $328,000, or 493.4 per cent.

     Other income during the first quarter of 1994 exceeded the same quarter in 1993 by $5,000 or .3 per cent. Service charge income declined by about $60,000 when compared to the same quarter of 1993 due primarily to timing differences in the assessment of charges to large corporate accounts. That decline was mostly offset by a $44,000 (7.6 per cent) increase in trust fees.

OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. Those expenses reached $18,215,000 in 1993, up $611,000, or 3.5 per cent, from 1992. Salary and benefit expenses increased by $330,000, or 3.8 per cent, and premises and equipment expense rose $254,000, or 12.8 per cent.

     First quarter 1994 other expenses were down $28,000 or .6 per cent from the same quarter in 1993. Increased salary and benefit expense of $201,000 (9.2 per cent) was offset by declines in several other categories, primarily data processing.

     On May 11, 1993, the Corporation and First Merchants approved a change in the data processing function. In the fourth quarter of 1993, First Merchants assumed responsibility for the data processing function for the Corporation and its wholly owned subsidiaries. The data processing agreement with an outside party to provide data processing management was terminated three months early. The cost of the conversion, equipment and software was approximately $1,700,000. The equipment and software costs will be depreciated on a straight-line method based on the estimated useful lives of the assets. The Corporation estimates that data processing costs declined under the new arrangement by more than $100,000 during the first quarter of 1994.

INCOME TAXES

     The increase in 1993 tax expense was attributable to a $1,042,000 increase in pre-tax net income.

     During the first quarter of 1994, income tax expense grew slightly from the same period one year earlier, also due to a $298,000 increase in pre-tax net income.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


     The following is a breakdown, by year, of federal and state income taxes.


                                                     Twelve Months Ended
                                                        December 31,
                                               ---------------------------------
                                                    1993               1992
                                               -------------       -------------
                                                      (Dollars in Thousands)
 Federal taxes . . . . . . . . . . . .         $       3,272       $       3,033
 State taxes   . . . . . . . . . . . .                 1,124               1,008
                                               -------------       -------------
 Total . . . . . . . . . . . . . . . .         $       4,396       $       4,041
                                               -------------       -------------
                                               -------------       -------------



                                                     Three Months Ended
                                                          March 31,
                                                   1994                 1993
                                               -------------       -------------
 Federal taxes . . . . . . . . . . . .         $         898       $         825
 State taxes . . . . . . . . . . . . .                   301                 267
                                               -------------       -------------
 Total . . . . . . . . . . . . . . . .         $       1,199       $       1,092
                                               -------------       -------------
                                               -------------       -------------


     In February, 1992, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 (SFAS 109) on accounting for income taxes. The Corporation adopted SFAS on January 1, 1993, the effect of which was to increase earnings by $227,000.

INFLATION

     Changing prices of goods, services and capital affect the financial position of every business enterprise. The level of market interest rates and the price of funds loaned or borrowed fluctuate due to changes in the rate of inflation and various other factors, including government monetary policy.

     Fluctuating interest rates affect First Merchants' net interest income, loan volume, and other operating expenses, such as employees' salaries and benefits, reflecting the effects of escalating prices, as well as increased levels of operations and other factors. As the inflation rate increases, the purchasing power of the dollar decreases. Those holding fixed rate monetary assets incur a loss while those holding fixed rate monetary liabilities enjoy a gain. The nature of a bank holding company's operations is such that there will be an excess of monetary assets over monetary liabilities and, thus, a bank holding company will tend to suffer from an increase the rate of inflation and benefit from a decrease.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1994 Annual Meeting of Stockholders was held on March 31, 1994. Set forth below are the matters, other than the election of directors and the ratification of the independent auditor, voted upon at the Annual Meeting and the result of the vote:

     - The adoption of the First Merchants Corporation Employee Stock Purchase Plan (1994).


                     For                          3,063,337

                     Against                         30,331

                     Abstaining                      29,621


     -   The adoption of the First Merchants Corporation 1994 Stock Option Plan.


                     For                          3,058,356

                     Against                         33,085

                     Abstaining                      31,849


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits are required to be filed.

     (b) No reports were filed on Form 8-K during the quarter ended March 31, 1994.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST MERCHANTS CORPORATION
                                          (Registrant)


Date     May 10, 1994              by  /s/ Stefan S. Anderson
     ----------------------            --------------------------------
                                         Stefan S. Anderson
                                       President and Director


Date    May 10, 1994               by  /s/ James L. Thrash
     ----------------------            --------------------------------
                                           James L. Thrash
                                       Chief Financial & Principal
                                          Accounting Officer