Form 10-Q
period 1994-06-30
FIRST MERCHANTS CORP
filed 1994-08-12
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994


Commission File Number 0-17071


                           First Merchants Corporation
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its character)


               Indiana                                 35-1544218
- - --------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation of organization)                    Identification No.)


     200 East Jackson Street - Muncie, IN              47305-2814
- - --------------------------------------------------------------------------------
     (Address of principal executive office)           (Zip code)



                                 (317) 747-1500
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
- - --------------------------------------------------------------------------------
               (Former name former address and former fiscal year,
                         if changed since last report.)



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


     As of August 4, 1994, there were outstanding 3,393,756 common shares, without par value, of the registrant.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.        Financial information:

  Item 1.      Financial Statements:

               Consolidated Condensed Balance Sheet. . . . . . . . . . . . . . 3

               Consolidated Condensed Statement of Income. . . . . . . . . . . 4

               Consolidated Condensed Statement of Changes in
               Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . 5

               Consolidated Condensed Statement of Cash Flows. . . . . . . . . 6

               Notes to Consolidated Condensed Financial Statements. . . . . . 7

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . .10


PART II.       Other Information:

  Item 6.      Exhibits and Reports of Form 8-K. . . . . . . . . . . . . . . .18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                         PART I.   FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                          June 30    December 31

                                                             1994           1993
                                                        ---------      ---------
ASSETS:
 Cash and due from banks. . . . . . . . . . . . . .      $ 29,188       $ 24,942
 Federal funds sold . . . . . . . . . . . . . . . .         4,700          1,625
                                                        ---------      ---------
   Cash and cash equivalents. . . . . . . . . . . .        33,888         26,567
 Interest-bearing time deposits . . . . . . . . . .                          254
 Securities available for sale. . . . . . . . . . .       103,053
 Investment securities (market value $99,817 and
   $209,301). . . . . . . . . . . . . . . . . . . .       100,098        206,243
 Loans:
   Loans, net of unearned interest. . . . . . . . .       390,565        376,872
   Less: Allowance for loan losses. . . . . . . . .         4,923          4,800
                                                        ---------      ---------
     Net loans. . . . . . . . . . . . . . . . . . .       385,642        372,072
 Premises and equipment . . . . . . . . . . . . . .         9,146          9,441
 Interest receivable. . . . . . . . . . . . . . . .         6,042          5,665
 Core deposit intangibles and goodwill. . . . . . .         2,042          2,108
 Others assets. . . . . . . . . . . . . . . . . . .         4,353          3,763
                                                        ---------      ---------
     Total assets . . . . . . . . . . . . . . . . .     $ 644,264      $ 626,113
                                                        ---------      ---------
                                                        ---------      ---------
LIABILITIES:
 Deposits:
   Noninterest bearing. . . . . . . . . . . . . . .      $ 81,057       $ 74,546
   Interest bearing . . . . . . . . . . . . . . . .       437,372        431,756
                                                        ---------      ---------
     Total deposits . . . . . . . . . . . . . . . .       518,429        506,302
 Short-term borrowings. . . . . . . . . . . . . . .        52,381         46,890
 Interest payable . . . . . . . . . . . . . . . . .         1,193          1,226
 Other liabilities. . . . . . . . . . . . . . . . .         2,363          2,891
                                                        ---------      ---------
     Total liabilities. . . . . . . . . . . . . . .       574,366        557,309
STOCKHOLDERS' EQUITY:
 Preferred stock, no-par value:
   Authorized and unissued -- 500,000 shares
 Common stock, $.125 stated value:
   Authorized --- 20,000,000 shares
   Issued and outstanding -- 3,380,569 and
     3,389,591 shares . . . . . . . . . . . . . . .           423            424
 Additional paid-in capital . . . . . . . . . . . .        16,800         17,068
 Retained earnings. . . . . . . . . . . . . . . . .        54,227         51,312
 Net unrealized losses on securities available
   for sale . . . . . . . . . . . . . . . . . . . .        (1,552)
                                                        ---------      ---------
     Total stockholders' equity . . . . . . . . . .        69,898         68,804
                                                        ---------      ---------
     Total liability and stockholders' equity . . .     $ 644,264      $ 626,113
                                                        ---------      ---------
                                                        ---------      ---------

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                                   June 30                       June 30
                                                             1994           1993           1994           1993
                                                        ---------      ---------      ---------      ---------
Interest Income:
  Loans, including fees:
     Taxable . . . . . . . . . . . . . . . . . . . .    $   7,754      $   7,255      $  14,979      $  14,413
     Tax exempt. . . . . . . . . . . . . . . . . . .           21             43             44             68
  Securities:
     Taxable . . . . . . . . . . . . . . . . . . . .        2,244          2,661          4,594          5,385
     Tax exempt. . . . . . . . . . . . . . . . . . .          628            614          1,201          1,145
  Federal funds sold . . . . . . . . . . . . . . . .           32            126             70            261
  Interest-bearing time deposits . . . . . . . . . .                           8              2             28
                                                        ---------      ---------      ---------      ---------
     Total interest income . . . . . . . . . . . . .       10,679         10,707         20,890         21,300
Interest expense:
  Deposits . . . . . . . . . . . . . . . . . . . . .        3,500          3,962          6,840          8,044
  Short-term borrowings. . . . . . . . . . . . . . .          429            270            857            527
                                                        ---------      ---------      ---------      ---------
     Total interest expense. . . . . . . . . . . . .        3,929          4,232          7,697          8,571
                                                        ---------      ---------      ---------      ---------
Net Interest Income. . . . . . . . . . . . . . . . .        6,750          6,475         13,193         12,729
Provision for loan losses. . . . . . . . . . . . . .          199            270            392            539
                                                        ---------      ---------      ---------      ---------
Net Interest Income After Provision For Loan Losses.        6,551          6,205         12,801         12,190
Total other income . . . . . . . . . . . . . . . . .        1,550          1,935          3,140          3,520
Total other expenses . . . . . . . . . . . . . . . .        4,515          4,600          8,910          9,023
                                                        ---------      ---------      ---------      ---------
Income before income tax and cumulative effect of
  change in accounting method. . . . . . . . . . . .        3,586          3,540          7,031          6,687
Income tax expense . . . . . . . . . . . . . . . . .        1,226          1,221          2,425          2,313
                                                        ---------      ---------      ---------      ---------
Income before cumulative effect of change in
  accounting method. . . . . . . . . . . . . . . . .        2,360          2,319          4,606          4,374
Cummulative effect of change in method
  of accounting for income taxes . . . . . . . . . .                                                       227
                                                        ---------      ---------      ---------      ---------
Net Income . . . . . . . . . . . . . . . . . . . . .    $   2,360      $   2,319      $   4,606      $   4,601
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
Per share:
  Income before cumulative effect of change in
    accounting method. . . . . . . . . . . . . . . .     $    .70      $     .68      $    1.36      $    1.28
  Net income . . . . . . . . . . . . . . . . . . . .          .70            .68           1.36           1.35
  Dividends. . . . . . . . . . . . . . . . . . . . .          .25            .22            .50            .44
Weighted average shares outstanding. . . . . . . . .    3,381,468      3,411,165      3,385,047      3,409,493

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                          1994           1993
                                                       ---------      ---------
Balances, January 1. . . . . . . . . . . . . . . . .   $  68,804      $  63,935

Net income . . . . . . . . . . . . . . . . . . . . .       4,606          4,601

Cash dividends . . . . . . . . . . . . . . . . . . .      (1,691)        (1,500)

Stock issued under dividend reinvestment and stock
   purchase plan . . . . . . . . . . . . . . . . . .         170            134

Stock options exercised. . . . . . . . . . . . . . .          41            102

Stock redeemed . . . . . . . . . . . . . . . . . . .        (480)

Cash paid in lieu of issuing fractional shares . . .                         (4)

Change in net unrealized losses on securities
  available for sale . . . . . . . . . . . . . . . .     ( 1,552)
                                                       ---------      ---------

Balances, June 30. . . . . . . . . . . . . . . . . .   $  69,898      $  67,268
                                                       ---------      ---------
                                                       ---------      ---------

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30
                                                       ------------------------
                                                          1994           1993
                                                       ---------      ---------
Cash Flows From Operating Activities:
 Net income. . . . . . . . . . . . . . . . . . . . .   $   4,606      $   4,601
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses. . . . . . . . . . . .         392            539
    Depreciation and amortization. . . . . . . . . .         563            428
    Securities amortization, net . . . . . . . . . .         563            447
    Change in interest receivable. . . . . . . . . .        (409)          (126)
    Change in interest payable . . . . . . . . . . .         (33)          (133)
    Other adjustments. . . . . . . . . . . . . . . .        (212)          (428)
                                                       ---------      ---------
     Net cash provided by operating activities . . .       5,470          5,328

Cash Flows From Investing Activities:
  Net change in interest-bearing time deposits . . .         254          1,248
  Purchases of:
    Securities available for sale. . . . . . . . . .     (12,559)
    Investment securities. . . . . . . . . . . . . .     (27,653)       (70,663)
  Proceeds from maturities and sales of:
    Securities available for sale. . . . . . . . . .      16,016
    Investment securities. . . . . . . . . . . . . .      24,127         50,879
  Net change in loans. . . . . . . . . . . . . . . .     (14,010)        (9,374)
  Purchases of premises and equipment. . . . . . . .        (268)          (947)
  Other investing activities . . . . . . . . . . . .         286            134
                                                       ---------      ---------
     Net cash used in investing activities . . . . .     (13,807)       (28,723)


Cash Flows From Financing Activities:
 Net change in noninterest-bearing, NOW, money
  market and savings deposits. . . . . . . . . . . .      13,109         22,348
 Net change in certificates of deposit and other
  time deposits. . . . . . . . . . . . . . . . . . .        (982)       (10,683)
 Net change in short-term borrowings . . . . . . . .       5,491         14,056
 Cash dividends. . . . . . . . . . . . . . . . . . .      (1,691)        (1,500)
 Stock issued under dividend reinvestment and
  stock purchase plan. . . . . . . . . . . . . . . .         170            134
 Stock options exercised . . . . . . . . . . . . . .          41            102
 Stock redeemed. . . . . . . . . . . . . . . . . . .        (480)
 Cash paid in lieu of issuing fractional shares. . .                        (4)
                                                       ---------      ---------
     Net cash provided by financing activities . . .      15,658         24,453
                                                       ---------      ---------
Net Increase in Cash and Cash Equivalents. . . . . .       7,321          1,058
Cash and Cash Equivalents, January 1 . . . . . . . .      26,567         53,696
                                                       ---------      ---------
Cash and Cash Equivalents, June 30 . . . . . . . . .   $  33,888      $  54,754
                                                       ---------      ---------
                                                       ---------      ---------

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

NOTE 3.   Securities Available for Sale

                                                                           Gross          Gross    Approximate
                                                        Amortized     Unrealized     Unrealized         Market
                                                             Cost          Gains         Losses          Value
                                                        ---------     ----------     ----------    -----------
Securities available for sale at June 30, 1994:
  U.S. Treasury. . . . . . . . . . . . . . . . . . .    $   9,897                    $      338    $     9,559
  Federal agencies . . . . . . . . . . . . . . . . .       29,257    $        18            593         28,682
  State and municipal. . . . . . . . . . . . . . . .        9,055             54            232          8,877
  Mortgage and other asset-backed
     securities. . . . . . . . . . . . . . . . . . .       23,835             87            715         23,207
  Federal Reserve stock. . . . . . . . . . . . . . .          307                                          307
  Federal Home Loan Bank stock . . . . . . . . . . .        1,572                                        1,572
  Corporate obligations. . . . . . . . . . . . . . .       31,700             47            898         30,849
                                                         --------      ---------       --------     ----------

     Totals. . . . . . . . . . . . . . . . . . . . .    $ 105,623      $     206       $  2,776     $  103,053
                                                        ---------      ---------       --------     ----------
                                                        ---------      ---------       --------     ----------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 4.   Investment Securities

                                                                           Gross          Gross    Approximate
                                                        Amortized     Unrealized     Unrealized         Market
                                                             Cost          Gains         Losses          Value
                                                        ---------     ----------     ----------    -----------
Investment Securities at June 30, 1994:
  U.S. Treasury. . . . . . . . . . . . . . . . . . .    $  18,216     $      126     $      136    $    18,206
  Federal agencies . . . . . . . . . . . . . . . . .       28,452            160            305         28,307
  State and municipal. . . . . . . . . . . . . . . .       49,879            383            471         49,791
  Mortgage and other asset-backed
    securities . . . . . . . . . . . . . . . . . . .          494              3                           497
  Corporate obligations. . . . . . . . . . . . . . .        3,057              2             43          3,016
                                                        ---------     ----------     ----------    -----------

     Totals. . . . . . . . . . . . . . . . . . . . .    $ 100,098     $      674     $      955    $    99,817
                                                        ---------     ----------     ----------    -----------
                                                        ---------     ----------     ----------    -----------

                                                                           Gross          Gross    Approximate
                                                        Amortized     Unrealized     Unrealized         Market
                                                             Cost          Gains         Losses          Value
                                                        ---------     ----------     ----------    -----------
Investment Securities at December 31, 1993:
  U.S. Treasury. . . . . . . . . . . . . . . . . . .   $   45,397     $      654     $        1    $    46,050
  Federal agencies . . . . . . . . . . . . . . . . .       53,452            691             62         54,081
  State and municipal. . . . . . . . . . . . . . . .       44,866          1,211             55         46,022
  Mortgage and other asset-backed
    securities . . . . . . . . . . . . . . . . . . .       23,690            219             93         23,816
  Federal Reserve stock. . . . . . . . . . . . . . .          307                                          307
  Federal Home Loan Bank stock . . . . . . . . . . .        1,572                                        1,572
  Corporate obligations. . . . . . . . . . . . . . .       36,959            581             87         37,453
                                                        ---------     ----------     ----------    -----------

     Totals. . . . . . . . . . . . . . . . . . . . .   $  206,243     $    3,356     $      298    $   209,301
                                                       ----------     ----------     ----------    -----------
                                                       ----------     ----------     ----------    -----------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.   Loans and Allowance

                                                                                     June 30    December 31
                                                                                        1994           1993
                                                                                 -----------    -----------
Loans:
  Commercial and industrial loans. . . . . . . . . . . . . . . . . . . . .       $    75,413    $    76,760
  Bankers' acceptances and loans to financial institutions . . . . . . . .                            3,000
  Agricultural production financing and other loans to farmers . . . . . .             7,933          5,591
  Real estate loans:
    Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,486          8,127
    Commercial and farmland. . . . . . . . . . . . . . . . . . . . . . . .            63,106         58,235
    Residential. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           162,636        150,572
  Individuals' loans for household and other personal expenditures . . . .            74,169         70,347
  Tax exempt loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,204          1,474
  Other loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,618          2,766
                                                                                  ----------     ----------
     Total loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  390,565     $  376,872
                                                                                  ----------     ----------
                                                                                  ----------     ----------

Nonperforming loans:
  Nonaccruing loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      142     $      527
  Loans contractually past due 90 days
   or more other than nonaccruing. . . . . . . . . . . . . . . . . . . . .             1,024            616
  Restructured loans . . . . . . . . . . . . . . . . . . . . . . . . . . .               929            879


                                                                                        Six Months Ended
                                                                                             June 30
                                                                                      ---------------------
Allowance for loan losses:                                                             1994           1993
                                                                                      ------         ------
  Balances, January 1  . . . . . . . . . . . . . . . . . . . . . . . . . .            $4,800         $4,351
  Provision for losses . . . . . . . . . . . . . . . . . . . . . . . . . .               392            539
  Recoveries on loans. . . . . . . . . . . . . . . . . . . . . . . . . . .                84            134
  Loans charged off. . . . . . . . . . . . . . . . . . . . . . . . . . . .              (353)          (418)
                                                                                      ------         ------
  Balances, June 30. . . . . . . . . . . . . . . . . . . . . . . . . . . .            $4,923         $4,606
                                                                                      ------         ------
                                                                                      ------         ------


NOTE 6.   Commitments and Contingent Liabilities

     On May 11, 1993, the Corporation and First Merchants Bank, N.A., ("First Merchants") approved a change in the data processing function. In the fourth quarter of 1993, First Merchants assumed responsibility for the data processing function for the Corporation and its wholly owned subsidiaries. The data processing agreement with an outside party to provide data processing services was terminated three months early. The cost of the conversion, equipment and software was approximately $1,700,000. The equipment and software cost will be depreciated on astraight-line method based on the estimated useful lives of the assets.

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

     Return on average assets which exceeded 1 per cent for the first time in 1988, reached 1.21 per cent in 1991, 1.29 per cent in 1992, and 1.39 per cent in 1993.

     Return on equity exceeded 12 per cent for the first time in 1989 (12.19 per cent), was 12.41 per cent in 1991, 12.71 per cent in 1992, and 13.01 per cent in 1993.

     Improvement was achieved in two of these ratios during the first half of 1994, as compared to the same period in 1993. Return on equity declined slightly. The 1993 ratios exclude the accounting adjustment described below.

     - Earning per share were $1.36 up 6.3 per cent from $1.28
     - Return on assets was 1.45 per cent increasing from 1.42 per cent
     - Return on equity totalled 13.27 per cent compared to 13.33 per cent for the first half of 1993

     In February 1992, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109 (SFAS 109) on accounting for income taxes. The Corporation adopted SFAS 109 on January 1, 1993, the effect of which was to increase 1993 earnings by $227,000 or $ .07 per share in the first quarter of 1993.


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

     The Corporation's capital to assets ratio was 10.36 per cent at year end 1992, 10.99 per cent at December 31, 1993, and 10.85 per cent at June 30, 1994. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 per cent and a total risk-based capital ratio of 8.0 per cent.

The following table presents risk-based capital ratios for June 30, 1994 and December 31, 1993.

                                                         June 30     December 31
                                                           1994         1993
                                                         --------    -----------
     Tier I risk-based capital ratio                      15.98%       16.36%
     Total risk-based capital ratio                       17.11        17.53
     Leverage ratio                                       10.98        10.41

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

                                                        Non-Performing Loans (1)
                                                          at December 31 as a
                                                           Per Cent of Loans
                                                        ------------------------
                                                            First          Peer
                                                          Merchants        Group
                                                          ---------        -----
1994 (June 30) . . . . . . . . . . . . . . .                  .30%         N/A
1993 . . . . . . . . . . . . . . . . . . . .                  .28          1.55%
1992 . . . . . . . . . . . . . . . . . . . .                  .41          1.87
1991 . . . . . . . . . . . . . . . . . . . .                  .86          2.59
1990 . . . . . . . . . . . . . . . . . . . .                 1.09          2.62
1989 . . . . . . . . . . . . . . . . . . . .                 1.54          2.12

     (1) Accruing loans past due 90 days or more, and non-accruing loans, but excluding restructured loans.

     On June 30, 1994, the loan loss reserve stood at $4,923,000. As a per cent of loans, the reserve stood at 1.26 per cent compared to 1.27 per cent at year end 1993, and 1.24 per cent at year end 1992. Activity to the reserve is detailed in the following table. The provision for loan losses for the first six months of 1994 declined to $392,000 from $539,000 for the same period of 1993, based on management's analysis of the adequacy of the reserve in light of improving credit quality in the loan portfolio.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

     The following table presents loan loss experience for the years indicated and compares the Corporation's loss experience to its peer group.

                                                         1994 (1)    1993       1992       1991       1990
                                                         --------    ----       ----       ----       ----
                                                                   (Dollar amounts in thousands)
Allowance for loan losses

   Balance at January 1. . . . . . . . . . . . . .       $ 4,800    $ 4,351    $ 3,867    $ 3,254    $ 2,915

   Addition resulting from acquisition . . . . . .                                            252
                                                         -------    -------    -------    -------    -------

Chargeoffs:

   Commercial. . . . . . . . . . . . . . . . . . .           185        391        588        806        614

   Real estate mortgage. . . . . . . . . . . . . .                      129        100         41         46

   Installment . . . . . . . . . . . . . . . . . .           168        388        552        511        590
                                                         -------    -------    -------    -------    -------
      Total chargeoffs . . . . . . . . . . . . . .           353        908      1,240      1,358      1,250
                                                         -------    -------    -------    -------    -------

Recoveries:

   Commercial. . . . . . . . . . . . . . . . . . .            41        240        215        227        195

   Real estate mortgage. . . . . . . . . . . . . .             5          5         38          7          1

   Installment . . . . . . . . . . . . . . . . . .            38         98        114         84         98
                                                         -------    -------    -------    -------    -------
      Total recoveries . . . . . . . . . . . . . .            84        343        367        318        294
                                                         -------    -------    -------    -------    -------


Net chargeoffs . . . . . . . . . . . . . . . . . .           269        565        873      1,040        956
                                                         -------    -------    -------    -------    -------


Provision for loan losses. . . . . . . . . . . . .           392      1,014      1,357      1,401      1,295
                                                         -------    -------    -------    -------    -------


Balance at December 31 . . . . . . . . . . . . . .       $ 4,923    $ 4,800    $ 4,351    $ 3,867    $ 3,254
                                                         -------    -------    -------    -------    -------
                                                         -------    -------    -------    -------    -------


Ratio of net chargeoffs during the period to average
 loans outstanding during the period . . . . . . .          .07%       .16%       .26%       .35%       .35%

Peer Group . . . . . . . . . . . . . . . . . . . .          N/A        .50%       .63%       .95%       .93%

(1) Through June 30, 1994

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

     First Merchants Corporation's liquidity and interest sensitivity position at June 30, 1994, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below represents the Corporation's interest rate sensitivity analysis as of June 30, 1994.

                       INTEREST-RATE SENSITIVITY ANALYSIS
                          (Dollar amounts in thousands)

                                                                      At June 30, 1994

                                                   1-180     181-365       1-5       Beyond
                                                   Days       Days        Years      5 Years      Total
                                                 --------    -------      -----      -------      -----
Rate-sensitive assets:
   Federal funds sold and interest-bearing
      time deposits. . . . . . . . . . . . .     $  4,700                                        $  4,700
   Securities. . . . . . . . . . . . . . . .       42,974    $ 28,243    $117,053    $ 14,881     203,151
   Loans . . . . . . . . . . . . . . . . . .      241,675      18,588      95,139      35,163     390,565
                                                 --------    --------    --------    --------    --------
Total rate-sensitive assets. . . . . . . . .      289,349      46,831     212,192      50,044     598,416
                                                 --------    --------    --------    --------    --------

Rate-sensitive liabilities:
   Interest-bearing deposits . . . . . . . .      208,615      24,156     204,484         117     437,372
   Other borrowed funds. . . . . . . . . . .       52,381                                          52,381
                                                 --------    --------    --------    --------    --------
Total rate-sensitive liabilities . . . . . .      260,996      24,156     204,484         117     489,753
                                                 --------    --------    --------    --------    --------


Interest rate sensitivity gap by period. . .     $ 28,353    $ 22,675    $  7,708    $ 49,927


Cumulative gap . . . . . . . . . . . . . . .       28,353      51,028      58,736     108,663


Cumulative ratio at June 30, 1994. . . . . .      110.9%      117.9%      112.0%      122.2%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

     Earning assets grew $12.7 million in 1993 and $13.5 million during the first six months of 1994. The following table presents the earning asset mix for the years ended 1992, 1993 and at June 30, 1994.

                                                                         EARNING ASSETS
                                                                  (Dollar amounts in Millions)

                                                           June 30,       December 31,       December 31,
                                                             1994            1993               1992
                                                           --------       ------------       ------------
Federal funds sold and interest bearing
   time deposits . . . . . . . . . . . . . . . . .         $    4.7         $    1.9           $   25.7
Securities . . . . . . . . . . . . . . . . . . . .            203.2            206.2              196.3
Loans. . . . . . . . . . . . . . . . . . . . . . .            390.6            376.9              350.3
                                                           --------         --------           --------
   Total . . . . . . . . . . . . . . . . . . . . .         $  598.5         $  585.0           $  572.3
                                                           --------         --------           --------
                                                           --------         --------           --------

Loans comprise 65.3 per cent of earning assets at June 30, 1994, up from 64.4 per cent at December 31, 1993, and 61.2 per cent at December 31, 1992. Strong loan demand and moderate deposit growth (see below) account for the increase.

DEPOSITS AND BORROWINGS

     Total deposits declined by $5.7 million in 1993. Average deposits, however, grew $16.3 million in 1993, up 3.3 per cent from the same figure in 1992.

     At June 30, 1994, deposits totalled at $518.4 million, up 2.4 per cent from year end 1993. Average deposits during the period equalled $512.1 million, essentially even with the same period one year earlier.

     Short-term borrowings amounted to $52.4 million, up from $46.9 million at year end 1993, and $51.1 million at June 30, 1993.

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

     In 1993, margins declined slightly as the rate of decline in asset yield exceeded the decline in costs. The decline in margin was offset by growth in earning assets resulting in an increases in net interest income during 1993 of $406,000.

     During the first half of 1994 average earning assets grew by just over $9 million while interest margins improved .07 per cent (interest expense as a per cent of average earning assets fell .23 per cent while asset yields fell only .16 per cent). Those two factors combine to result in an improvement of $1,064,000 in net interest income on an annualized basis.

                              Net Interest Income           Net Interest Margin           Average
                              on a Fully Taxable            on a Fully Taxable            Earning
                               Equivalent Basis              Equivalent Basis             Assets
                              -------------------           -------------------           -------
                                                          (Dollars in Thousands)
1994 (1st Six months)              $ 13,835                           4.64%              $ 596,080
1993                                 26,806                           4.57                 587,009
1992                                 26,400                           4.66                 566,467
1991                                 23,277                           4.43                 525,799
1990                                 20,055                           4.19                 478,113
1989                                 19,018                           4.20                 453,098


                                Interest Income             Interest Expense             Net Interest
                              (FTE) as a Per Cent            as a Per Cent            Income (FTE) as a
                                  of Average                   of Average            Per Cent of Average
                                Earning Assets               Earning Assets            Earning Assets
                              -------------------           ----------------         -------------------
1994 (1st Six months)                7.22%                            2.58%                  4.64%
1993                                 7.38                             2.81                   4.57
1992                                 8.31                             3.65                   4.66
1991                                 9.48                             5.05                   4.43
1990                                10.09                             5.90                   4.19
1989                                10.28                             6.08                   4.20

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q



     Recent action by the Federal Reserve has pushed interest rates higher. This would serve to widen interest margins except for the fact depositors may opt for longer term liabilities which pay higher rates of interest. The Corporation does, as mentioned earlier, consider the effect of changing rates in its loan and deposit pricing decisions and expects no significant change in the level of net interest margin as a result of higher interest rates.

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

     Other income was $3,140,000 in the first half of 1994, down $380,000 from the same period in 1993. All of the decline is attributable to securities gains which totaled $394,000 in 1993, but only $11,000 in 1994.

OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. Those expenses reached $18,215,000 in 1993, up $611,000, or 3.5 per cent, from 1992. Salary and benefit expenses increased by $330,000, or 3.8 per cent, and premises and equipment expense rose $254,000, or 12.8 per cent.

     In the first six months of 1994 other expenses were down $113,000 or .6 per cent from the same period in 1993. Increased salary and benefit expense of $370,000 (8.3 per cent) was offset by declines in several other categories, primarily data processing costs.

     On May 11, 1993, the Corporation and First Merchants approved a change in the data processing function. In the fourth quarter of 1993, First Merchants assumed responsibility for the data processing function for the Corporation and its wholly owned subsidiaries. The data processing agreement with an outside party to provide data processing management was terminated three months early. The cost of the conversion, equipment and software was approximately $1,700,000. The equipment and software costs will be depreciated on a straight-line method based on the estimated useful lives of the assets. The Corporation estimates that data processing costs declined under the new arrangement by more than $200,000 during the first half of 1994.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


INCOME TAXES

     The increase in 1993 tax expense was attributable to a $1,042,000 increase in pre-tax net income.

     During the first six months of 1994, income tax expense grew $112,000 from the same period one year earlier, also due to a $344,000 increase in pre-tax net income.

The following is a breakdown, by year, of federal and state income taxes.

                                                  Twelve Months Ended
                                                       December 31,
                                               --------------------------
                                                  1993            1992
                                               ----------      ----------
                                                 (Dollars in Thousands)
          Federal taxes. . . . . . . . .       $    3,272      $    3,033
          State taxes. . . . . . . . . .            1,124           1,008
                                               ----------      ----------
          Total. . . . . . . . . . . . .       $    4,396      $    4,041
                                               ----------      ----------
                                               ----------      ----------

                                                    Six Months Ended
                                                         June 30,
                                               --------------------------
                                                  1994            1993
                                               ----------      ----------
          Federal taxes. . . . . . . . .       $    1,814      $    1,747
          State taxes. . . . . . . . . .              611             566
                                               ----------      ----------
          Total. . . . . . . . . . . . .       $    2,425      $    2,313
                                               ----------      ----------
                                               ----------      ----------

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

          (b)  No reports were filed on Form 8-K during the quarter ended June
               30, 1994.
- - --------------------------------------------------------------------------------

No other information is required to be filed under Part II of this form.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRST MERCHANTS CORPORATION
                                                      (Registrant)



Date           August 9, 1994           by         /s/ Stefan S. Anderson
     ---------------------------------      ------------------------------------
                                                   Stefan S. Anderson
                                                 President and Director




Date           August 9, 1994           by         /s/ James L. Thrash
     ---------------------------------      ------------------------------------
                                                     James L. Thrash
                                                Chief Financial & Principal
                                                    Accounting Officer