Form 10-Q
period 1994-09-30
FIRST MERCHANTS CORP
filed 1994-11-14
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,
                                  Yes   X    No
                                      _____     _____


     As of November 7, 1994, there were outstanding 3,372,824 common shares, without par value, of the registrant.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.

PART I.          Financial information:

 Item 1.         Financial Statements:

                 Consolidated Condensed Balance Sheet. . . . . . . . . .     3

                 Consolidated Condensed Statement of Income. . . . . . .     4

                 Consolidated Condensed Statement of Changes in
                 Stockholders' Equity. . . . . . . . . . . . . . . . . .     5

                 Consolidated Condensed Statement of Cash Flows. . . . .     6

                 Notes to Consolidated Condensed Financial Statements. .     7

 Item 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . .    10


PART II.         Other Information:

 Item 6.         Exhibits and Reports of Form 8-K. . . . . . . . . . . .    18

Signatures       . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                         PART I.   FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                         September 30   December 31
                                                                            1994           1993
                                                                         ------------   -----------
ASSETS:
  Cash and due from banks. . . . . . . . . . . . . . . . . . . . . .       $   21,889    $   24,942
  Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . .            1,225         1,625
                                                                           ----------    ----------
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .           23,114        26,567
  Interest-bearing time deposits . . . . . . . . . . . . . . . . . .                            254
  Securities available for sale. . . . . . . . . . . . . . . . . . .          100,447
  Investment securities (market value $89,543 and $209,301). . . . .           89,957       206,243
  Loans:
    Loans, net of unearned interest. . . . . . . . . . . . . . . . .          393,394       376,872
    Less:   Allowance for loan losses. . . . . . . . . . . . . . . .            5,120         4,800
                                                                           ----------    ----------
      Net loans. . . . . . . . . . . . . . . . . . . . . . . . . . .          388,274       372,072
  Premises and equipment . . . . . . . . . . . . . . . . . . . . . .            9,139         9,441
  Interest receivable. . . . . . . . . . . . . . . . . . . . . . . .            5,839         5,665
  Core deposit intangibles and goodwill. . . . . . . . . . . . . . .            2,009         2,108
  Others assets. . . . . . . . . . . . . . . . . . . . . . . . . . .            5,361         3,763
                                                                           ----------    ----------
       Total assets. . . . . . . . . . . . . . . . . . . . . . . . .       $  624,140    $  626,113
                                                                           ----------    ----------
                                                                           ----------    ----------
LIABILITIES:
  Deposits:
    Noninterest bearing. . . . . . . . . . . . . . . . . . . . . . .       $   71,221    $   74,546
    Interest bearing . . . . . . . . . . . . . . . . . . . . . . . .          434,474       431,756
                                                                           ----------    ----------
       Total deposits. . . . . . . . . . . . . . . . . . . . . . . .          505,695       506,302
  Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . .           42,533        46,890
  Interest payable . . . . . . . . . . . . . . . . . . . . . . . . .            1,227         1,226
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            3,411         2,891
                                                                           ----------   -----------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . .          552,866       557,309
STOCKHOLDERS' EQUITY:
  Preferred stock, no-par value:
    Authorized and unissued -- 500,000 shares
  Common stock, $.125 stated value:
    Authorized --- 20,000,000 shares
    Issued and outstanding -- 3,391,229 and  3,389,591 shares. . . .              424           424
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . .           17,035        17,068
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .           55,505        51,312
  Net unrealized losses on securities available for sale . . . . . .           (1,690)
                                                                           ----------    ----------
       Total stockholders' equity. . . . . . . . . . . . . . . . . .           71,274        68,804
                                                                           ----------    ----------
       Total liability and stockholders' equity. . . . . . . . . . .       $  624,140    $  626,113
                                                                           ----------    ----------
                                                                           ----------    ----------
See notes to consolidated condensed financial statements.

                                                                    Page 3 of 19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended        Nine Months Ended
                                                                     September 30             September 30
                                                                ----------------------   ----------------------
                                                                   1994        1993         1994        1993
                                                                ----------  ----------   ----------  ----------
Interest Income:
  Loans, including fees:
    Taxable. . . . . . . . . . . . . . . . . . . . . . .        $    8,301  $    7,059   $   23,280  $   21,472
    Tax exempt . . . . . . . . . . . . . . . . . . . . .                20          26           64          94
  Securities:
    Taxable. . . . . . . . . . . . . . . . . . . . . . .             2,063       2,484        6,657       7,869
    Tax exempt . . . . . . . . . . . . . . . . . . . . .               618         620        1,819       1,765
  Federal funds sold . . . . . . . . . . . . . . . . . .                14         134           84         395
  Interest-bearing time deposits . . . . . . . . . . . .                             4            2          32
                                                                ----------  ----------   ----------  ----------
       Total interest income . . . . . . . . . . . . . .            11,016      10,327       31,906      31,627
Interest Expense:
  Deposits . . . . . . . . . . . . . . . . . . . . . . .             3,600       3,740       10,440      11,784
  Short-term borrowings. . . . . . . . . . . . . . . . .               591         311        1,448         838
                                                                ----------  ----------   ----------  ----------
       Total interest expense. . . . . . . . . . . . . .             4,191       4,051       11,888      12,622
                                                                ----------  ----------   ----------  ----------
Net Interest Income. . . . . . . . . . . . . . . . . . .             6,825       6,276       20,018      19,005
Provision for loan losses. . . . . . . . . . . . . . . .               201         243          593         782
                                                                ----------  ----------   ----------  ----------
Net Interest Income After Provision for loan losses. . .             6,624       6,033       19,425      18,223
Other Income:
  Securities, Gains, Net . . . . . . . . . . . . . . . .                                         11         394
  Other Income . . . . . . . . . . . . . . . . . . . . .             1,557       1,481        4,686       4,607
                                                                ----------  ----------   ----------  ----------
       Total other income. . . . . . . . . . . . . . . .             1,557       1,481        4,697       5,001
Total other expenses . . . . . . . . . . . . . . . . . .             4,758       4,467       13,668      13,490
                                                                ----------  ----------   ----------  ----------
Income before income tax and cumulative effect of
  change in accounting method. . . . . . . . . . . . . .             3,423       3,047       10,454       9,734
Income tax expense . . . . . . . . . . . . . . . . . . .             1,196       1,033        3,621       3,346
                                                                ----------  ----------   ----------  ----------
Income before cumulative effect of change in
  accounting method. . . . . . . . . . . . . . . . . . .             2,227       2,014        6,833       6,388
Cumulative effect of change in method
  of accounting for income taxes . . . . . . . . . . . .                                                    227
                                                                ----------  ----------   ----------  ----------
Net Income . . . . . . . . . . . . . . . . . . . . . . .        $    2,227  $    2,014   $    6,833  $    6,615
                                                                ----------  ----------   ----------  ----------
                                                                ----------  ----------   ----------  ----------
Per Share:
  Income before cumulative effect of change in
    accounting method. . . . . . . . . . . . . . . . . .        $      .66  $      .59   $     2.02  $     1.87
  Net income . . . . . . . . . . . . . . . . . . . . . .               .66         .59         2.02        1.94
  Dividends. . . . . . . . . . . . . . . . . . . . . . .               .28         .25          .78         .69
Weighted average shares outstanding. . . . . . . . . . .         3,390,705   3,426,651    3,386,946   3,415,206


See notes to consolidated condensed financial statements.

                                                                    Page 4 of 19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                     1994            1993
                                                                                 ------------    ------------
Balance, January 1 . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   68,804      $   63,935
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,833           6,615
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (2,640)         (2,357)
Stock issued under employee benefit plans. . . . . . . . . . . . . . . .                 250             247
Stock issued under dividend reinvestment and stock
   purchase plan . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 261             214
Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . .                  94             148
Stock redeemed . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (638)
Cash paid in lieu of issuing fractional shares . . . . . . . . . . . . .                                  (4)
Change in net unrealized losses on securities available for sale . . . .              (1,690)
                                                                                  ----------      ----------

Balances, September 30 . . . . . . . . . . . . . . . . . . . . . . . . .          $   71,274      $   68,798
                                                                                  ----------      ----------
                                                                                  ----------      ----------

See notes to consolidated condensed financial statements.

                                                                    Page 5 of 19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30
                                                                                           -------------------------
                                                                                              1994           1993
                                                                                           ----------     ----------
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   6,833      $   6,615
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . . .               593            782
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .               842            644
    Securities amortization, net . . . . . . . . . . . . . . . . . . . . . . . . .               825            703
    Change in interest receivable. . . . . . . . . . . . . . . . . . . . . . . . .              (214)          (136)
    Change in interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .                 1           (158)
    Other adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 8           (964)
                                                                                           ---------      ---------
      Net cash provided by operating activities. . . . . . . . . . . . . . . . . .             8,888          7,486

Cash Flows From Investing Activities:
  Net change in interest-bearing time deposits . . . . . . . . . . . . . . . . . .               254          1,250
  Purchases of:
    Securities available for sale. . . . . . . . . . . . . . . . . . . . . . . . .           (18,204)
    Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (28,382)       (91,541)
  Proceeds from maturities and sales of:
    Securities available for sale. . . . . . . . . . . . . . . . . . . . . . . . .            23,870
    Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,875         73,400
  Net change in loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (17,044)       (13,574)
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . .              (540)        (2,054)
  Other investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . .               467            350
                                                                                           ---------      ---------
    Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . .            (4,704)       (32,169)

Cash Flows From Financing Activities:
  Net change in noninterest-bearing, NOW, money market and savings deposits. . . .            (4,076)         3,167
  Net change in certificates of deposit and other time deposits. . . . . . . . . .             3,469        (11,898)
  Net change in short-term borrowings. . . . . . . . . . . . . . . . . . . . . . .            (4,357)         7,521
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,640)        (2,357)
  Stock issued under employee benefit pans . . . . . . . . . . . . . . . . . . . .               250            247
  Stock issued under dividend reinvestment and stock purchase plan . . . . . . . .               261            214
  Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                94            148
  Stock redeemed . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (638)
  Cash paid in lieu of issuing fractional shares . . . . . . . . . . . . . . . . .                               (4)
                                                                                           ---------      ---------
    Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .            (7,637)        (2,962)

                                                                                           ---------      ---------
Net Decrease in Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . .            (3,453)       (27,645)
Cash and Cash Equivalents, January 1 . . . . . . . . . . . . . . . . . . . . . . .            26,567         53,696
                                                                                           ---------      ---------
Cash and Cash Equivalents, September 30. . . . . . . . . . . . . . . . . . . . . .         $  23,114      $  26,051
                                                                                           ---------      ---------
                                                                                           ---------      ---------
See notes to consolidated condensed financial statements.

                                                                    Page 6 of 19

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

NOTE 3.      Securities Available for Sale

                                                                          Gross           Gross         Approximate
                                                         Amortized      Unrealized      Unrealized        Market
                                                           Cost           Gains           Losses           Value
                                                        -----------    ------------    ------------    -------------
Securities available for sale at September 30, 1994:
  U.S. Treasury. . . . . . . . . . . . . . . . .         $   10,865                      $      380       $   10,485
  Federal agencies . . . . . . . . . . . . . . .             31,829      $        3             671           31,161
  State and municipal. . . . . . . . . . . . . .              9,035              53             262            8,826
  Mortgage and other asset-backed
    securities . . . . . . . . . . . . . . . . .             23,027              54             665           22,416
  Federal Reserve stock. . . . . . . . . . . . .                307                                              307
  Federal Home Loan Bank stock . . . . . . . . .              1,572                                            1,572
  Corporate obligations. . . . . . . . . . . . .             26,610              17             947           25,680
                                                         ----------      ----------      ----------       ----------

      Totals . . . . . . . . . . . . . . . . . .         $  103,245      $      127      $    2,925       $  100,447
                                                         ----------      ----------      ----------       ----------
                                                         ----------      ----------      ----------       ----------


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 4.     Investment Securities

                                                                          Gross           Gross         Approximate
                                                         Amortized      Unrealized      Unrealized        Market
                                                           Cost           Gains           Losses           Value
                                                        -----------    ------------    ------------    -------------
Investment Securities at September 30, 1994:
  U.S. Treasury. . . . . . . . . . . . . . . . .         $   14,194      $       71      $      155       $   14,110
  Federal agencies . . . . . . . . . . . . . . .             24,916              97             302           24,711
  State and municipal. . . . . . . . . . . . . .             47,870             349             437           47,782
  Mortgage and other asset-backed
    securities . . . . . . . . . . . . . . . . .                433               2                              435
  Corporate obligations. . . . . . . . . . . . .              2,544               1              40            2,505
                                                         ----------      ----------      ----------       ----------

      Totals . . . . . . . . . . . . . . . . . .         $   89,957      $      520      $      934       $   89,543
                                                         ----------      ----------      ----------       ----------
                                                         ----------      ----------      ----------       ----------


                                                                          Gross           Gross         Approximate
                                                         Amortized      Unrealized      Unrealized        Market
                                                           Cost           Gains           Losses           Value
                                                        -----------    ------------    ------------    -------------
Investment Securities at December 31, 1993:
  U.S. Treasury. . . . . . . . . . . . . . . . .         $   45,397      $      654      $        1       $   46,050
  Federal agencies . . . . . . . . . . . . . . .             53,452             691              62           54,081
  State and municipal. . . . . . . . . . . . . .             44,866           1,211              55           46,022
  Mortgage and other asset-backed
    securities . . . . . . . . . . . . . . . . .             23,690             219              93           23,816
  Federal Reserve stock. . . . . . . . . . . . .                307                                              307
  Federal Home Loan Bank stock . . . . . . . . .              1,572                                            1,572
  Corporate obligations. . . . . . . . . . . . .             36,959             581              87           37,453
                                                         ----------      ----------      ----------       ----------

      Totals . . . . . . . . . . . . . . . . . .         $  206,243      $    3,356      $      298       $  209,301
                                                         ----------      ----------      ----------       ----------
                                                         ----------      ----------      ----------       ----------

                                                                    Page 8 of 19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.     Loans and Allowance

                                                                         September 30   December 31
                                                                            1994           1993
                                                                         ------------   -----------
Loans:
  Commercial and industrial loans. . . . . . . . . . . . . . . . . .       $   72,319    $   76,760
  Bankers' acceptances and loans to financial institutions . . . . .            3,000         3,000
  Agricultural production financing and other loans to farmers . . .            7,902         5,591
  Real estate loans:
    Construction . . . . . . . . . . . . . . . . . . . . . . . . . .            7,021         8,127
    Commercial and farmland. . . . . . . . . . . . . . . . . . . . .           63,794        58,235
    Residential. . . . . . . . . . . . . . . . . . . . . . . . . . .          162,091       150,572
  Individuals' loans for household and other personal expenditures .           74,870        70,347
  Tax exempt loans . . . . . . . . . . . . . . . . . . . . . . . . .            1,081         1,474
  Other loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,316         2,766
                                                                           ----------    ----------
       Total loans . . . . . . . . . . . . . . . . . . . . . . . . .       $  393,394    $  376,872
                                                                           ----------    ----------
                                                                           ----------    ----------

Nonperforming loans:
  Nonaccruing loans. . . . . . . . . . . . . . . . . . . . . . . . .       $      237    $      527
  Loans contractually past due 90 days
    or more other than nonaccruing . . . . . . . . . . . . . . . . .              776           616
  Restructured loans . . . . . . . . . . . . . . . . . . . . . . . .              836           879

                                                                                Nine Months Ended
                                                                                  September 30
                                                                           ------------------------
                                                                              1994          1993
                                                                           ----------    ----------
Allowance for loan losses:
  Balances, January 1. . . . . . . . . . . . . . . . . . . . . . . .       $    4,800    $    4,351
  Provision for losses . . . . . . . . . . . . . . . . . . . . . . .              593           782
  Recoveries on loans. . . . . . . . . . . . . . . . . . . . . . . .              249           196
  Loans charged off. . . . . . . . . . . . . . . . . . . . . . . . .             (522)         (712)
                                                                           ----------    ----------
  Balances, September 30 . . . . . . . . . . . . . . . . . . . . . .       $    5,120    $    4,617
                                                                           ----------    ----------
                                                                           ----------    ----------

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

     Improvement was achieved in two of these ratios during the first nine months of 1994, as compared to the same period in 1993. Return on equity declined slightly. The 1993 ratios exclude the accounting adjustment described below.

     - Earning per share were $2.02 up 8.0 per cent from $1.87
     - Return on assets was 1.44 per cent increasing from 1.37 per cent
     - Return on equity totalled 13.04 per cent compared to 12.83 per cent for the first nine months of 1993

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

     The Corporation's capital to assets ratio was 10.36 per cent at year end 1992, 10.99 per cent at December 31, 1993, and 11.42 per cent at September 30, 1994. Regulatory capital guidelines require a Tier I risk-based capital ratio of
4.0 per cent and a total risk-based capital ratio of 8.0 per cent.

The following table presents risk-based capital ratios for September 30, 1994 and December 31, 1993.

                                             September 30    December 31
                                                 1994           1993
                                             ------------    -----------
Tier I risk-based capital ratio                 16.68%         16.36%
Total risk-based capital ratio                  17.87          17.53
Leverage ratio                                  11.32          10.41


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

                                                      Non-Performing Loans (1)
                                                        at December 31 as a
                                                          Per Cent of Loans
                                                   -----------------------------
                                                        First              Peer
                                                      Merchants            Group
                                                      ---------            -----
1994 (September 30)                                        .26%            N/A
1993 . . . . . . . . . . . . . . . . . . .                 .30             1.55%
1992 . . . . . . . . . . . . . . . . . . .                 .41             1.87
1991 . . . . . . . . . . . . . . . . . . .                 .86             2.59
1990 . . . . . . . . . . . . . . . . . . .                1.09             2.62
1989 . . . . . . . . . . . . . . . . . . .                1.54             2.12

     (1) Accruing loans past due 90 days or more, and non-accruing loans, but excluding restructured loans.

     On September 30, 1994, the loan loss reserve stood at $5,120,000. As a per cent of loans, the reserve stood at 1.30 per cent compared to 1.27 per cent at year end 1993, and 1.24 per cent at year end 1992. Activity to the reserve is detailed in the following table. The provision for loan losses for the first nine months of 1994 declined to $593,000 from $782,000 for the same period of 1993, based on management's analysis of the adequacy of the reserve in light of improving credit quality in the loan portfolio.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

     The following table presents loan loss experience for the years indicated and compares the Corporation's loss experience to its peer group.

                                                      1994 (1)      1993          1992          1991          1990
                                                      --------      ----          ----          ----          ----
                                                                    (Dollar amounts in thousands)
Allowance for loan losses
  Balance at January 1 . . . . . . . . . . . . .      $  4,800    $  4,351      $  3,867      $  3,254      $  2,915
  Addition resulting from acquisition. . . . . .                                                   252
                                                      --------    --------      --------      --------      --------

Chargeoffs:
  Commercial . . . . . . . . . . . . . . . . . .           251         391           588           806           614
  Real estate mortgage . . . . . . . . . . . . .            13         129           100            41            46
  Installment. . . . . . . . . . . . . . . . . .           258         388           552           511           590
                                                      --------    --------      --------      --------      --------
    Total chargeoffs . . . . . . . . . . . . . .           522         908         1,240         1,358         1,250
                                                      --------    --------      --------      --------      --------

Recoveries:
  Commercial . . . . . . . . . . . . . . . . . .           162         240           215           227           195
  Real estate mortgage . . . . . . . . . . . . .            24           5            38             7             1
  Installment. . . . . . . . . . . . . . . . . .            63          98           114            84            98
                                                      --------    --------      --------      --------      --------
    Total recoveries . . . . . . . . . . . . . .           249         343           367           318           294
                                                      --------    --------      --------      --------      --------

Net chargeoffs . . . . . . . . . . . . . . . . .           273         565           873         1,040           956
                                                      --------    --------      --------      --------      --------

Provision for loan losses. . . . . . . . . . . .           593       1,014         1,357         1,401         1,295
                                                      --------    --------      --------      --------      --------

Balance at December 31 . . . . . . . . . . . . .      $  5,120    $  4,800      $  4,351      $  3,867      $  3,254
                                                      --------    --------      --------      --------      --------
                                                      --------    --------      --------      --------      --------

Ratio of net chargeoffs during the period to average
  loans outstanding during the period. . . . . .          .07%        .16%          .26%          .35%          .35%
Peer Group . . . . . . . . . . . . . . . . . . .          N/A         .50%          .63%          .95%          .93%

(1) Through September 30, 1994


                                                                   Page 12 of 19

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

     First Merchants Corporation's liquidity and interest sensitivity position at September 30, 1994, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below represents the Corporation's interest rate sensitivity analysis as of September 30, 1994.

                       INTEREST-RATE SENSITIVITY ANALYSIS
                          (Dollar amounts in thousands)

                                                                 At September 30, 1994
                                             --------------------------------------------------------------
                                                1-180       181-365        1-5        Beyond
                                                Days          Days        Years       5 Years      Total
                                               -------      -------       -----       -------      -----
Rate-sensitive assets:
  Federal funds sold and interest-bearing
    time deposits. . . . . . . . . . . . .     $  1,225                                           $  1,225
  Securities . . . . . . . . . . . . . . .       40,623     $ 22,432     $ 120,194    $  7,155     190,404
  Loans. . . . . . . . . . . . . . . . . .      197,855       44,343       107,181      44,015     393,394
                                               --------     --------     ---------    --------    --------
Total rate-sensitive assets. . . . . . . .      239,703       66,775       227,375      51,170     585,023
                                               --------     --------     ---------    --------    --------

Rate-sensitive liabilities:
  Interest-bearing deposits. . . . . . . .      209,999       25,090       199,266         119     434,474
  Other borrowed funds . . . . . . . . . .       42,533                                             42,533
                                               --------     --------      --------    --------    --------

Total rate-sensitive liabilities . . . . .      252,532       25,090       199,266         119     477,007
                                               --------     --------      --------    --------    --------

Interest rate sensitivity gap by period. .     $(12,829)    $ 41,685      $ 28,109    $ 51,051

Cumulative gap . . . . . . . . . . . . . .      (12,829)      28,856        56,965     108,016

Cumulative ratio at September 30, 1994 . .        94.9%       100.4%        111.9%      122.6%

                                                                   Page 13 of 19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

     Earning assets grew $12.7 million in 1993 and remained level during the first nine months of 1994. The following table presents the earning asset mix for the years ended 1992, 1993 and at September 30, 1994.

                                                                  EARNING ASSETS
                                                            (Dollar amounts in Millions)
                                                     September 30     December 31     December 31
                                                        1994             1993            1992
                                                     ------------    ------------    ------------
Federal funds sold and interest bearing
  time deposits. . . . . . . . . . . . . . . . .       $   1.2          $   1.9         $  25.7
Securities . . . . . . . . . . . . . . . . . . .         190.4            206.2           196.3
Loans. . . . . . . . . . . . . . . . . . . . . .         393.4            376.9           350.3
                                                       -------          -------         -------
  Total. . . . . . . . . . . . . . . . . . . . .       $ 585.0          $ 585.0         $ 572.3
                                                       -------          -------         -------
                                                       -------          -------         -------

Loans comprise 67.2 per cent of earning assets at September 30, 1994, up from
64.4 per cent at December 31, 1993, and 61.2 per cent at December 31, 1992. Strong loan demand and lack of deposit growth (see below) account for the increase.

DEPOSITS AND BORROWINGS

     Total deposits declined by $5.7 million in 1993. Average deposits, however, grew $16.3 million in 1993, up 3.3 per cent from the same figure in 1992.

     At September 30, 1994, deposits totalled at $505.7 million, down slightly from year end 1993. Average deposits during the nine month period equalled $509.5 million, down $2.3 million from the same period one year earlier.

     Short-term borrowings amounted to $42.5 million, down from $46.9 million at year end 1993.

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

     During the first nine months of 1994 average earning assets grew by just under $8 million while interest margins improved .13 per cent (interest expense as a per cent of average earning assets fell .14 per cent while asset yields fell only .01 per cent). Those two factors combine to result in an improvement of $1,024,000 in net interest income on a fully taxable equivalent basis.

                                 Net Interest Income            Net Interest Margin            Average
                                  on a Fully Taxable             on a Fully Taxable            Earning
                                   Equivalent Basis               Equivalent Basis              Assets
                                   ----------------               ----------------              ------
                                                               (Dollars in Thousands)
    1994  (1st Nine months)            $ 20,987                          4.70%                $ 594,954
    1993                                 26,806                          4.57                   587,009
    1992                                 26,400                          4.66                   566,467
    1991                                 23,277                          4.43                   525,799
    1990                                 20,055                          4.19                   478,113
    1989                                 19,018                          4.20                   453,098


                                 Interest Income                Interest Expense               Net Interest
                               (FTE) as a Per Cent               as a Per Cent              Income (FTE) as a
                                   of Average                      of Average              Per Cent of Average
                                 Earning Assets                  Earning Assets               Earning Assets
                                 --------------                  --------------               --------------
    1994 (1st Nine months)                7.37%                          2.67%                    4.70%
    1993                                  7.38                           2.81                     4.57
    1992                                  8.31                           3.65                     4.66
    1991                                  9.48                           5.05                     4.43
    1990                                 10.09                           5.90                     4.19
    1989                                 10.28                           6.08                     4.20

                                                                   Page 15 of 19

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

     Other income was $4,697,000 in the first nine months of 1994, down $304,000 from the same period in 1993. All of the decline is attributable to securities gains which totaled $394,000 in 1993, but only $11,000 in 1994.

OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. Those expenses reached $18,215,000 in 1993, up $611,000, or 3.5 per cent, from 1992. Salary and benefit expenses increased by $330,000, or 3.8 per cent, and premises and equipment expense rose $254,000, or 12.8 per cent.

     In the first nine months of 1994 other expenses were up $178,000 or 1.3 per cent from the same period in 1993. Increased salary and benefit expense of $636,000 (10.4 per cent) was mostly offset by declines in several other categories, primarily data processing costs.

     On May 11, 1993, the Corporation and First Merchants approved a change in the data processing function. In the fourth quarter of 1993, First Merchants assumed responsibility for the data processing function for the Corporation and its wholly owned subsidiaries. The data processing agreement with an outside party to provide data processing management was terminated three months early. The cost of the conversion, equipment and software was approximately $1,700,000. The equipment and software costs will be depreciated on a straight-line method based on the estimated useful lives of the assets. The Corporation estimates that data processing costs declined under the new arrangement by more than $300,000 during the nine months of 1994.

                           FIRST MERCHANTS CORPORATION


                                    FORM 10-Q

INCOME TAXES

     The increase in 1993 tax expense was attributable to a $1,042,000 increase in pre-tax net income.

     During the first nine months of 1994, income tax expense grew $275,000 from the same period one year earlier, also due to a $720,000 increase in pre-tax net income.

     The following is a breakdown, by year, of federal and state income taxes.

                                                      Twelve Months Ended
                                                           December 31
                                                   --------------------------
                                                      1993            1992
                                                   -----------    -----------
                                                     (Dollars in Thousands)
Federal taxes. . . . . . . . . . . . . . . .       $     3,272    $     3,033
State taxes. . . . . . . . . . . . . . . . .             1,124          1,008
                                                   -----------    -----------
Total. . . . . . . . . . . . . . . . . . . .       $     4,396    $     4,041

                                                   -----------    -----------
                                                   -----------    -----------

                                                       Nine Months Ended
                                                          September 30
                                                   --------------------------
                                                      1994           1993
                                                   -----------    -----------
                                                     (Dollars in Thousands)

Federal taxes. . . . . . . . . . . . . . . .       $     2,733    $     2,523
State taxes. . . . . . . . . . . . . . . . .               888            823
                                                   -----------    -----------
Total. . . . . . . . . . . . . . . . . . . .       $     3,621    $     3,346
                                                   -----------    -----------
                                                   -----------    -----------

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

          (b)  No reports were filed on Form 8-K during the quarter ended
               September 30, 1994.
- - --------------------------------------------------------------------------------

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

                                                 First Merchants Corporation
                                                 ---------------------------
                                                        (Registrant)



Date         November 9, 1994         by           /s/ Stefan S. Anderson
       ----------------------------         ------------------------------------
                                                     Stefan S. Anderson
                                                   President and Director




Date         November 9, 1994         by           /s/ James L. Thrash
       ----------------------------         ------------------------------------
                                                     James L. Thrash
                                                Chief Financial & Principal
                                                    Accounting Officer