Form 10-K405
FIRST MERCHANTS CORP
filed 1995-03-24
CIK 712534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994       Commission file number 0-17071

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $93,100,704 as of March 9, 1995.

     As of March 9, 1995 there were outstanding 3,367,490 common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part of Form 10-K
          Documents                            Into Which Incorporated

1994 Annual Report to Stockholders           Part II (Items 5 through 8)
Definitive Proxy Statement for
  Annual Meeting of Shareholders
  to be held March 30, 1995                  Part III (Items 10 through 13)

EXHIBIT INDEX:  Pages 23                          Total Pages 112

FORM 10-K TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            Page

Part I

     Item 1  - Business . . . . . . . . . . . . . . . . . . . . . . . . . .   3

     Item 2  - Properties . . . . . . . . . . . . . . . . . . . . . . . . .  16

     Item 3  - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  16

     Item 4  - Submission of Matters to a Vote of Security Holders  . . . .  16

     Supplemental Information - Executive Officers of the Registrant. . . .  17

Part II

     Item 5  - Market For the Registrant's Common Equity and
               Related Stockholder Matters  . . . . . . . . . . . . . . . .  18

     Item 6  - Selected Financial Data  . . . . . . . . . . . . . . . . . .  18

     Item 7  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . .  18

     Item 8  - Financial Statements and Supplementary Data  . . . . . . . .  18

     Item 9  - Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosures . . . . . . . . . . . .  18

Part III

     Item 10  - Directors and Executive Officers of the Registrant  . . . .  18

     Item 11  - Executive Compensation  . . . . . . . . . . . . . . . . . .  18

     Item 12  - Security Ownership of Certain Beneficial
                Owners and Management . . . . . . . . . . . . . . . . . . .  19

     Item 13  - Certain Relationships and Related Transactions  . . . . . .  19

Part IV

     Item 14  - Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  19

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

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

The Corporation is headquartered in Muncie, Indiana, and is presently engaged in conducting commercial banking business through the 21 offices of its three banking subsidiaries. As of December 31, 1994, the Corporation and its subsidiaries had 372 full-time equivalent employees.

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

--------------------------------------------------------------------------------
SUPERVISION AND REGULATION (CONTINUED)

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

During 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). In addition to addressing the insurance fund's financial needs, FDICIA expanded the power of the federal banking regulators. FDICIA introduced a new system of classifying financial institutions with respect to their capitalization. Effective in 1993, FDICIA also requires certain financial institutions, such as First Merchants, to have annual audits and requires management to issue supplemental reports attesting to an institution's compliance with laws and regulations and to the adequacy of its internal controls and procedures.

The Corporation is under the jurisdiction of the Securities and Exchange Commission and state securities commission for matters relating to the offering and sale of its securities and is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, reporting to stockholders, proxy solicitation, and insider trading.

The Corporation's income is principally derived from dividends paid on the common stock of its subsidiaries. The payment of these dividends are subject to certain regulatory restrictions.

--------------------------------------------------------------------------------
STATISTICAL DATA
The following tables set forth statistical data relating the Corporation and its subsidiaries.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
  INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.


                                               1994                             1993                                 1992
                                   ----------------------------     -----------------------------        --------------------------
                                             Interest                           Interest                           Interest
                                   Average    Income/  Average      Average      Income/  Average        Average    Income/  Average
                                   Balance    Expense    Rate       Balance      Expense    Rate         Balance    Expense    Rate
                                   -------    -------    ----       -------      -------    ----         -------    -------    ----
                                                         (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
 Federal funds sold  . . . . . .   $  4,808   $   217     4.5%       $ 15,653    $   454     2.9%         $ 13,949  $   475    3.4%
 Interest-bearing time
   deposits  . . . . . . . . . .         35         2     5.7             648         35     5.4             1,977      124    6.3
 Federal Reserve and
   Federal Home Loan Bank
   stock . . . . . . . . . . . .      1,879       103     5.5             522         29     5.6               307       18    6.0
 Securities:
   Taxable . . . . . . . . . . .    149,063     8,552     5.7         163,006     10,265     6.3           179,966   13,343    7.4
   Tax-exempt. . . . . . . . . .     52,678     3,690     7.0          50,152      3,631     7.2            40,518    3,264    8.1
                                   --------   -------               ---------   --------                 ---------  -------
   Total Securities. . . . . . .    201,741    12,242     6.1         213,158     13,896     6.5           220,484   16,607    7.5
 Loans:*
  Commercial . . . . . . . . . .    156,465    12,861     8.2         148,657     10,919     7.3           136,602   10,790    7.9
  Bankers' acceptances and
   commercial paper purchased. .        454        22     4.8             112          4     3.6             1,016       38    3.7
  Real estate mortgage . . . . .    143,568    11,711     8.2         132,932     11,364     8.5           121,677   11,981    9.8
  Installment. . . . . . . . . .     86,824     7,128     8.2          73,226      6,418     8.8            67,559    6,827   10.1
  Tax-exempt loans . . . . . . .      1,328       127     9.6           2,101        185     8.8             2,896      235    8.1
                                   --------   -------               ---------   --------                ----------   ------
    Total loans. . . . . . . . .    388,639    31,849     8.2         357,028     28,890     8.1           329,750   29,871    9.1
                                   --------   -------               ---------   --------                ----------   ------
    Total earning assets . . . .    597,102    44,413     7.4         587,009     43,304     7.4           566,467   47,095    8.3
                                              -------                           --------                             ------
  Net unrealized loss on
   securities available for
   sale  . . . . . . . . . . . .     (1,387)
 Allowance for loan losses . . .     (4,936)                           (4,584)                              (4,253)
 Cash and due from banks . . . .     23,316                            23,373                               22,067
 Premises and equipment. . . . .      9,318                             8,634                                7,206
 Other assets. . . . . . . . . .     11,455                            11,966                               11,580
                                   --------                         ---------                           ----------
   Total assets. . . . . . . . .   $634,868                          $626,398                             $603,067
                                   --------                         ---------                           ----------
                                   --------                         ---------                           ----------
Liabilities:
  Interest-bearing deposits:
   NOW accounts. . . . . . . . .   $ 85,973     1,786     2.1        $ 79,106      1,811     2.3          $ 70,068    2,189    3.1
   Money market deposit
    accounts . . . . . . . . . .    105,083     3,101     3.0         111,136      3,112     2.8           104,855    3,795    3.6
   Savings deposits. . . . . . .     55,755     1,429     2.6          51,697      1,414     2.7            46,001    1,654    3.6
   Certificates and other time
    deposits . . . . . . . . . .    195,475     7,978     4.1         206,833      9,094     4.4           220,328   11,675    5.3
                                   --------   -------                --------     ------                 ---------   ------
  Total interest-bearing
   deposits  . . . . . . . . . .    442,286    14,294     3.2         448,772     15,431     3.4           441,252   19,313    4.4
  Short-term borrowings. . . . .     45,639     1,837     4.0          35,317      1,067     3.0            35,796    1,382    3.9
                                   --------   -------                --------     ------                 ---------   ------
    Total interest-bearing
     liabilities . . . . . . . .    487,925    16,131     3.3         484,089     16,498     3.4           477,048   20,695    4.3
  Noninterest-bearing
   deposits  . . . . . . . . . .     71,743                            69,054                               60,274
  Other liabilities. . . . . . .      5,096                             6,368                                4,499
                                   --------                          --------                            ---------
   Total liabilities . . . . . .    564,764                           559,511                              541,821
Stockholders' equity . . . . . .     70,104                            66,887                               61,246
                                   --------                          --------                            ---------
  Total liabilities and
   stockholders' equity  . . . .   $634,868    16,131     2.7**      $626,398     16,498     2.8**        $603,067   20,695   3.7**
                                   --------  --------              ----------   --------                 ---------  -------
                                   --------                        ----------                            ---------
  Net interest income. . . . . .              $28,282     4.7                    $26,806     4.6                    $26,400   4.7
                                             --------                           --------                            -------
                                             --------                           --------                            -------

-------------
     *Nonaccruing loans have been
       included in the average
       balances.
    **Total interest expense
       divided by total earning
       assets
Adjustment to convert tax exempt
 investment securities to fully
 taxable equivalent basis, using
 marginal rate of 34%. . . . . .             $  1,299                           $  1,298                            $ 1,190
                                            ---------                         ----------                          ---------
                                            ---------                         ----------                          ---------


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


                                                          1994 Compared to 1993                     1993 Compared to 1992
                                                       Increase (Decrease) Due To                  Increase (Decrease) Due To
                                                       --------------------------                  ----------------------------
                                                       Volume     Rate      Total                  Volume       Rate       Total
                                                       ------     ----      -----                  ------       ----       -----
                                                               (Dollars in Thousands on Fully Taxable Equivalent Basis)
Interest income:
 Federal funds sold. . . . . . . . . . . .           $  (411)   $  174    $  (237)               $    54      $  (75)     $  (21)
Interest-bearing time
 deposits. . . . . . . . . . . . . . . . .               (35)        2        (33)                   (73)        (16)        (89)
 Federal Reserve and Federal
  Home Loan Bank stock . . . . . . . . . .                75        (1)        74                      12         (1)         11
 Scurities . . . . . . . . . . . . . . . .              (769)     (885)    (1,654)                  (540)     (2,171)     (2,711)
 Loans . . . . . . . . . . . . . . . . . .             2,597       362      2,959                   2,411     (3,392)       (981)
                                                    ---------   -------   --------              ---------    --------    --------
Totals . . . . . . . . . . . . . . . . . .             1,457      (348)     1,109                   1,864     (5,655)     (3,791)
                                                    ---------   -------   --------              ---------    --------    --------

Interest expense:
 NOW accounts. . . . . . . . . . . . . . .               145      (170)       (25)                    248       (626)       (378)
 Money market deposit
  accounts  . . . . . . . .  . . . . . . .              (197)      186        (11)                    211       (894)       (683)
 Savings deposits. . . . . . . . . . . . .                81       (66)        15                     195       (435)       (240)
 Certificates and other
  time deposits. . . . . . . . . . . . . .              (498)     (618)    (1,116)                  (684)     (1,897)     (2,581)
 Short-term borrowings . . . . . . . . . .               360       410        770                    (18)       (297)       (315)
                                                   ----------  --------  ---------             ----------   ---------  ----------
  Totals  . . . . . . . . . .. . . . . . .              (109)     (258)      (367)                   (48)     (4,149)     (4,197)
                                                   ----------  --------  ---------             ----------   ---------  ----------

Change in net interest
 income (fully taxable
 equivalent basis) . . . . . . . . . . . .            $1,566   $   (90)     1,476                 $1,912     $(1,506)        406
                                                  -----------  --------                        ----------  ----------
                                                  -----------  --------                        ----------  ----------
Tax equivalent adjustment
 using marginal rate
 of 34%. . . . . . . . . . . . . . . . . .                                     (1)                                          (108)
                                                                        ----------                                    -----------

Change in net interest
 income. . . . . . . . . . . . . . . . . .                                 $1,475                                        $   298
                                                                        ----------                                    -----------
                                                                        ----------                                    -----------



--------------------------------------------------------------------------------

INVESTMENT PORTFOLIO

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities portfolio at the dates indicated were:



                                                                             Gross                    Gross
                                                    Amortized              Unrealized               Unrealized                Fair
                                                      Cost                   Gains                    Losses                 Value
                                                    ---------              ----------               ----------            ---------

                                                                      (Dollars in Thousands)
Securities available for sale at
December 31, 1994:
  U.S. Treasury. . . . . . . . . . . . . . . .      $  11,817                                         $    550            $  11,267
  Federal agencies . . . . . . . . . . . . . .         35,565                                            1,271               34,294
  State and municipal. . . . . . . . . . . . .          9,762                $     31                      385                9,408
  Mortgage and other
    asset-backed securities. . . . . . . . . .         22,171                      29                      836               21,364
  Corporate obligations. . . . . . . . . . . .         24,221                       4                    1,195               23,030
                                                   ----------               ---------                ---------           ----------
      Total. . . . . . . . . . . . . . . . . .      $ 103,536                $     64                 $  4,237            $  99,363
                                                   ----------               ---------                ---------           ----------
                                                   ----------               ---------                ---------           ----------

Securities held to maturity at
December 31, 1994:
  U.S. Treasury. . . . . . . . . . . . . . . .      $  12,630                $     21                 $    222            $  12,429
  Federal agencies . . . . . . . . . . . . . .         24,529                      29                      469               24,089
  State and municipal. . . . . . . . . . . . .         38,117                     211                      680               37,648
  Mortgage and other
    asset-backed securities. . . . . . . . . .            370                                                                   370
  Corporate obligations. . . . . . . . . . . .          2,031                                               45                1,986
                                                   ----------               ---------                ---------           ----------
      Total. . . . . . . . . . . . . . . . . .      $  77,677                $    261                 $  1,416            $  76,522
                                                   ----------               ---------                ---------           ----------
                                                   ----------               ---------                ---------           ----------
Securities held to maturity at
December 31, 1993:
  U.S. Treasury. . . . . . . . . . . . . . . .      $  45,397                $    654                 $      1            $  46,050
  Federal agencies . . . . . . . . . . . . . .         53,452                     691                       62               54,081
  State and municipal. . . . . . . . . . . . .         44,866                   1,211                       55               46,022
  Mortgage and other
    asset-backed securities. . . . . . . . . .         23,690                     219                       93               23,816
  Corporate obligations. . . . . . . . . . . .         36,958                     582                       87               37,453
                                                   ----------               ---------                ---------           ----------
      Total. . . . . . . . . . . . . . . . . .      $ 204,363                $  3,357                 $    298            $ 207,422
                                                   ----------               ---------                ---------           ----------
                                                   ----------               ---------                ---------           ----------

Securities held to maturity at
December 31, 1992:
  U.S. Treasury. . . . . . . . . . . . . . . .      $  53,120                $  1,348                 $    105            $  54,363
  Federal agencies . . . . . . . . . . . . . .         66,778                   1,544                       85               68,237
  State and municipal. . . . . . . . . . . . .         33,203                     911                       76               34,038
  Mortgage and other
    asset-backed securities. . . . . . . . . .         16,073                     508                        2               16,579
  Corporate obligations. . . . . . . . . . . .         26,804                     710                       36               27,478
                                                   ----------               ---------                ---------           ----------
      Total. . . . . . . . . . . . . . . . . .      $ 195,978                $  5,021                 $    304            $ 200,695
                                                   ----------               ---------                ---------           ----------
                                                   ----------               ---------                ---------           ----------


--------------------------------------------------------------------------------


                                                    Cost
                                      -----------------------------
                                        1994      1993      1992
                                        ----      ----      ----
Federal Reserve and Federal Home Loan
Bank Stock at December 31:
  Federal Reserve Bank Stock . . . . .$     307 $     307 $     307
  Federal Home Loan Bank Stock . . . .    1,572     1,572
                                      --------- --------- ---------
      Total. . . . . . . . . . . . . .$   1,879 $   1,879 $     307
                                      --------- --------- ---------
                                      --------- --------- ---------

The Fair Value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 1994 were:

Securities available for sale December 31, 1994:

                                                                                            Mortgage and other
                              Within 1 Year            1-5 Years           5 - 10 Years        asset-backed              Total
                              -------------            ---------           ------------        ------------              -----
                            Amount     Yield*       Amount     Yield*      Amount   Yield*    Amount    Yield*      Amount    Yield*
                            ------     ------       ------     ------     -------   ------   -------    ------      -------   ------
U.S. Treasury . . . . .                             $11,267     5.30%                                             $ 11,267    5.30%
Federal Agencies. . . .   $  9,050      5.86%        25,244     5.76                                                34,294    5.79
State and Muncipal. . .                               6,034     6.82     $  3,374    7.35%                           9,408    7.01
Corporate Obligations .      3,512      7.47         19,518     5.40                                                23,030    5.70
Mortgage and other
  asset-backed. . . . .                                                                     $ 21,364     5.80%      21,364    5.80
                          --------                   -------             --------           --------              --------
   Total . . . . . . .    $ 12,562      6.30         $62,063    5.66     $  3,374    7.35   $ 21,364     5.80     $ 99,363    5.83
                          --------                   -------             --------           --------              --------
                          --------                   -------             --------           --------              --------


Securities held to maturity at December 31, 1994:

                                                                                           Mortgage and other
                              Within 1 Year            1 - 5 Years         5 - 10 Years        asset-backed              Total
                              -------------            -----------         ------------        ------------              -----
                            Amount     Yield*       Amount     Yield*     Amount    Yield*   Amount     Yield*      Amount   Yield*
                            ------     ------       ------     ------     ------    ------   ------     ------      ------   ------
U.S. Treasury. . . . .    $  7,508      6.75%     $  5,122      5.63%                                             $ 12,630     6.29%
Federal Agencies . . .      16,681      6.20         7,848      5.45                                                24,529     5.96
State and Municipal. .       7,323      7.10        27,323      7.07     $  3,471    7.90%                          38,117     7.15
Corporate Obligations.       1,530      4.21           501      4.48                                                 2,031     4.28
Mortgage and other
  asset-backed . . . .                                                                      $    370     6.74%         370     6.74
                          --------                --------               --------           --------              --------
   Total. . . . . . . .   $ 33,042      6.44%     $ 40,794      6.54%    $  3,471    7.90   $    370     6.74     $ 77,677     6.56
                          --------                --------               --------           --------              --------
                          --------                --------               --------           --------              --------

*Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 34% rate.

Federal Reserve and Federal Home Loan Bank Stock at December 31, 1994:


                                                Amount     Yield
                                                ------     -----
Federal Reserve Bank Stock . . . . . . . .         307      6.00%
Federal Home Loan Bank Stock . . . . . . .       1,572      5.50
                                               -------
  Total. . . . . . . . . . . . . . . . . .     $ 1,879      5.58
                                               -------
                                               -------

--------------------------------------------------------------------------------
STATISTICAL DATA (Continued)

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:


                                                  1994                1993                1992                1991              1990
                                                  ----                ----                ----                ----              ----
                                                                                (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans . . . . . . . . . .      $ 78,943            $ 76,760            $ 70,959            $ 76,245          $ 70,254
  Bankers acceptances and loans
    to financial institutions. . . . . .                             3,000               9,496               2,092             9,927
  Agricultural production
    financing and other loans
    to farmers . . . . . . . . . . . . .         5,310               5,591               6,240               6,887             5,449
  Real estate loans:
    Construction . . . . . . . . . . . .         8,126               8,127               2,619               3,191             3,512
    Commercial and farmland. . . . . . .        64,110              58,235              52,402              51,323            41,789
    Residential. . . . . . . . . . . . .       164,760             150,572             140,526             120,281           101,993
  Individuals' loans for
    household and other
    personal expenditures. . . . . . . .        78,041              70,347              60,625              58,000            47,897
  Tax-exempt loans . . . . . . . . . . .         1,204               1,474               2,402               2,309             2,938
  Other loans. . . . . . . . . . . . . .         1,111               2,766               5,039               3,054             4,028
                                              --------            --------            --------            --------          --------
     Total loans . . . . . . . . . . . .      $401,605            $376,872            $350,308            $323,382          $287,787
                                              --------            --------            --------            --------          --------
                                              --------            --------            --------            --------          --------

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding commercial real estate, farmland, residential real estate and individuals' loans) outstanding as of December 31, 1994. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.


                                                                                Maturing
                                                  -------------------------------------------------------------------
                                                       Within              1-5            Over 5
                                                       1 Year             Years           Years               Total
                                                       ------             -----           ------              -----
                                                                           (Dollars in Thousands)
Commercial and industrial loans. . . . . . . . .      $ 67,402           $  8,382        $  3,159           $ 78,943
Agricultural production financing
  and other loans to farmers . . . . . . . . . .         4,985                253              72              5,310
Real estate - Construction . . . . . . . . . . .         7,936                190                              8,126
Tax-exempt loans . . . . . . . . . . . . . . . .            97                519             588              1,204
Other loans. . . . . . . . . . . . . . . . . . .         1,090                 21                              1,111
                                                      --------           --------        --------           --------
     Total . . . . . . . . . . . . . . . . . . .      $ 81,510           $  9,365        $  3,819           $ 94,694
                                                      --------           --------        --------           --------
                                                      --------           --------        --------           --------

--------------------------------------------------------------------------------
STATISTICAL DATA (Continued)

                                                  Maturing
                                        -----------------------------
                                        1 - 5                   Over
                                        Years                 5 years
                                        -----                 -------
                                            (Dollars in Thousands)
Loans maturing after one year with:
 Fixed rates . . . . . . . . . . .    $  5,855                $  2,594
 Variable rate . . . . . . . . . .       3,510                   1,225
                                       -------                --------
   Total . . . . . . . . . . . . .    $  9,365                $  3,819
                                       -------                --------
                                       -------                --------

RISK ELEMENTS

                                                        December 31
                                        ----------------------------------------
                                        1994     1993     1992     1991     1990
                                        ----     ----     ----     ----     ----
                                                  (Dollars in Thousands)
Nonaccruing loans. . . . . . . . . .   $ 326    $ 527    $ 493    $1,434  $1,178

Loans contractually past due 90
 days or more other than
 nonaccruing . . . . . . . . . . . .     703      616      949     1,356   1,972

Restructured loans . . . . . . . . .     754      879      548       828     864

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

Interest income of $66,000 for the year ended December 31, 1994, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $105,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $2,711,716 as of December 31, 1994, not included in the risk elements table, which are current as to principal and interest, about which there are doubts as to the to the borrowers' ability to comply with present repayment terms.

--------------------------------------------------------------------------------

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.


                                        1994     1993     1992     1991     1990
                                        ----     ----     ----     ----     ----
                                                  (Dollars in Thousands)
Allowance for loan losses:

  Balance at January 1 . . . . . .    $ 4,800  $ 4,351  $ 3,867  $ 3,254 $ 2,915
  Addition resulting from
    acqisition . . . . . . . . . .                                   252
                                      -------  -------  -------  ------- -------

  Chargeoffs:
    Commercial . . . . . . . . . .        526      391      588      806     614
    Real estate mortgage . . . . .         41      129      100       41      46
    Installment. . . . . . . . . .        346      388      552      511     590
                                      -------  -------  -------  ------- -------
     Total chargeoffs. . . . . . .        913      908    1,240    1,358   1,250
                                      -------  -------  -------  ------- -------

  Recoveries:
    Commercial . . . . . . . . . .        216      240      215      227     195
    Real estate mortgage . . . . .         30        5       38        7       1
    Installment. . . . . . . . . .         83       98      114       84      98
                                      -------  -------  -------  ------- -------
     Total recoveries. . . . . . .        329      343      367      318     294
                                      -------  -------  -------  ------- -------

  Net chargeoffs . . . . . . . . .        584      565      873    1,040     956
                                      -------  -------  -------  ------- -------

  Provisions for loan losses . . .        782    1,014    1,357    1,401   1,295
                                      -------  -------  -------  ------- -------

  Balance at December 31 . . . . .    $ 4,998  $ 4,800  $ 4,351  $ 3,867 $ 3,254
                                      -------  -------  -------  ------- -------
                                      -------  -------  -------  ------- -------


Ratio of net chargeoffs during the
  period to average loans
  outstanding during the period. .       .15%     .16%     .26%     .35%   .35%

--------------------------------------------------------------------------------

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:

                                         1994                     1993
                                   ------------------       ------------------
                                   Amount    Per Cent       Amount    Per Cent
                                   ------    --------       ------    -------
                                             (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . . .     $ 2,261     21.3%       $ 2,187     23.4%
  Real estate - construction .                  2.0                     2.2
  Real estate - mortgage . . .         560     57.0            384     55.4
  Installment. . . . . . . . .       1,263     19.4          1,266     18.6
  Tax-exempt loans . . . . . .                   .3                      .4
  Unallocated. . . . . . . . .         914      N/A            963      N/A
                                  --------    ------       -------    ------
  Totals . . . . . . . . . . .     $ 4,998    100.0%       $ 4,800    100.0%
                                  --------    ------       -------    ------
                                  --------    ------       -------    ------

                                         1992                     1991
                                  -------------------      ------------------
                                  Amount     Per Cent      Amount    Per Cent
                                  ------     --------      ------    --------
                                             (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . . .    $ 2,193      26.2%       $ 2,127     27.3%
  Real estate - construction .                   .7                     1.0
  Real estate - mortgage . . .        435      55.1            193     53.1
  Installment. . . . . . . . .      1,473      17.3          1,547     17.9
  Tax-exempt loans . . . . . .                   .7                     0.7
  Unallocated. . . . . . . . .        250       N/A                     N/A
                                  -------     ------       -------    ------
  Totals . . . . . . . . . . .    $ 4,351     100.0%       $ 3,867    100.0%
                                  -------     ------       -------    ------
                                  -------     ------       -------    ------

                                         1990
                                  -------------------
                                  Amount     Per Cent
                                  ------     --------
                                 (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . . . .   $ 1,789     31.2%
  Real estate - construction . .                1.2
  Real estate - mortgage . . . .       163     50.0
  Installment. . . . . . . . . .     1,302     16.6
  Tax-exempt loans . . . . . . .                1.0
  Unallocated. . . . . . . . . .                N/A
                                   -------    ------
  Totals . . . . . . . . . . . .   $ 3,254    100.0%
                                   -------    ------
                                   -------    ------

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

DEPOSITS

The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.



                              1994                  1993                1992
                         --------------       ---------------     --------------
                         Amount    Rate       Amount     Rate     Amount    Rate
                         ------    ----       ------     ----     ------    ----
                                           (Dollars in Thousands)
Balance at December 31:
  Noninterest bearing
   deposits. . . . .    $ 71,743             $ 69,054            $ 60,274
  NOW accounts . . .      85,973   2.1%        79,106    2.3%      70,068  3.1%
  Money market deposit
   accounts. . . . .     105,083   3.0        111,136    2.8      104,855  3.6
  Savings deposits .      55,755   2.6         51,697    2.7       46,001  3.6
  Certificates of
   deposit and other
   time deposits . .     195,475   4.1        206,833    4.4      220,328  5.3
                        --------             --------            --------
     Total deposits.    $514,029   2.8       $517,826    3.0     $501,526  3.9
                        --------             --------            --------
                        --------             --------            --------

As of December 31, 1994, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                               Maturing
                    -----------------------------------------------------------
                    3 Months         3-6          6-12         Over 12
                     or less       Months        Months        Months      Total
                    --------       ------        ------        -------     -----
                                        (Dollars in Thousands)
Certificates of
 deposit and other
 time deposits . .  $ 13,526       $ 6,763       $ 3,599       $ 9,734  $33,622

Per cent . . . . .       40%           20%           11%           29%


RETURN ON EQUITY AND ASSETS

                                             1994            1993            1992
                                             ----            ----            ----
Return on assets (net income
 divided by average total assets). . .        1.44%           1.39%           1.29%
Return on equity (net income
 divided by average equity). . . . . .       13.06           13.01           12.71
Dividend payout ratio (dividends
 per share divided by net income
 per share). . . . . . . . . . . . . .       39.11           36.86           36.96
Equity to assets ratio (average
 equity divided by average total
 assets) . . . . . . . . . . . . . . .       11.04           10.68           10.16

--------------------------------------------------------------------------------

SHORT-TERM BORROWINGS

                                             1994           1993           1992
                                             ----           ----           ----
                                                   (Dollars in Thousands)
Balance at December 31:
  Federal funds purchased. . . . . . .      $ 12,198       $  5,300
  Securities sold under repurchase
     agreements. . . . . . . . . . . .        17,776         26,363      $27,340
  U.S. Treasury demand notes . . . . .         9,215         15,227        9,733
                                            --------       --------      -------
      Total short-term borrowings. . .      $ 39,189       $ 46,890      $37,073
                                            --------       --------      -------
                                            --------       --------      -------

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U. S. Government securities.

Pertinent information with respect to short-term borrowings is summarized below:


                                             1994           1993           1992
                                             ----           ----           ----
                                                   (Dollars in Thousands)
Weighted average interest rate on
outstanding balance at December 31:
  Securities sold under repurchase
    agreements . . . . . . . . . . . .      4.86%          2.86%         3.07%
  Total short-term borrowings  . . . .      5.42           2.88          3.00

Weighted average interest rate during the
year:
  Securities sold under repurchase
    agreements . . . . . . . . . . . .      3.91           2.94          3.88
  Total short-term borrowings  . . . .      4.03           3.02          3.86

Highest amount outstanding at any month end
during the year:
  Securities sold under repurchase
    agreements . . . . . . . . . . . .      $ 29,115       $ 33,949      $39,949
  Total short-term borrowings  . . . .        68,609         51,130       49,141

Average amount outstanding during the year:
  Securities sold under repurchase
    agreements . . . . . . . . . . . .        23,389         22,882       23,518
  Total short-term borrowings  . . . .        45,639         35,317       35,796

ITEM 2.  PROPERTIES.
--------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. This building and seven branch buildings are owned by First Merchants; six remaining branches of First Merchants are located in leased premises. Nine automated cash dispensers are located in leased premises; two cash dispensers are located in premises that are provided free of charge. All of the Corporation's and First Merchants' facilities are located in Delaware and Madison Counties of Indiana. The principal offices of Pendleton are located at 100 West State Street, Pendleton, Indiana. Pendleton also operates three branches. All of Pendleton's properties are owned by Pendleton and are located in Madison County, Indiana. The principal offices of First United are located at 790 West Mill Street, Middletown, Indiana. First United also operates two branches. All of First United's properties are owned by First United and are located in Henry County, Indiana. None of the properties owned by the banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 1994 was $9,545,153.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

No matters were submitted during the fourth quarter of 1994 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------
The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation are listed below.

                       Offices with the Corporation         Principal Occupation
   Name and Age             And Subsidiary Banks          During Past Five Years
   ------------        ----------------------------       ----------------------

Stefan S. Anderson     Chairman of the Board and          Chairman of the Board
60                     President, Corporation and         of the Corporation and
                       First Merchants                    First Merchants since
                                                          1987; President of
                                                          First Merchants since
                                                          1979 and of the
                                                          Corporation since 1982

Michael L. Cox         Executive Vice President, Chief    Executive Vice
50                     Operating Officer and Director,    President and Chief
                       Corporation; Executive Vice        Operating Officer,
                       President, First Merchants         Corporation since May,
                                                          1994; Executive Vice
                                                          President, First
                                                          Merchants, since May,
                                                          1994; Director,
                                                          Corporation and First
                                                          Merchants since
                                                          December, 1984

Roger W. Gilcrest      Executive Vice President and       Executive Vice
57                     Director, First Merchants          President First
                                                          Merchants since July,
                                                          1988; Senior Vice
                                                          President, First
                                                          Source Bank prior to
                                                          July, 1988; Director
                                                          of First Merchants
                                                          since July 1992.

Paul R. Hoover         Senior Vice President,             Senior Vice
53                     First Merchants                    President, First
                                                          Merchants since 1987

Larry R. Helms         Senior Vice President and          Senior Vice President,
54                     General Counsel, Corporation;      Corporation since 1982
                       Senior Vice President, First       and First Merchants
                       Merchants; Director of First       since 1979; Director
                       United; Director of Pendleton      of First United and
                                                          Pendleton since 1992

Lowell E. Williams     Senior Vice President, First       Senior Vice President,
63                     First Merchants                    First Merchants since
                                                          1979

James L. Thrash        Senior Vice President and          Senior Vice President
45                     Chief Financial Officer,           and Chief Financial
                       Corporation; Senior Vice           Officer of the
                       President, First Merchants         Corporation since
                                                          1990; Chief Financial
                                                          Officer, Corporation
                                                          prior to May 1990;
                                                          Senior Vice President,
                                                          First Merchants since
                                                          1990; Vice President,
                                                          First Merchants prior
                                                          to April 1990

Jack L. Demaree        Senior Vice President and          Senior Vice President,
46                     Senior Commercial Loan Officer,    First Merchants Bank
                       First Merchants                    since March 1992,
                                                          Senior Commercial Loan
                                                          Officer, First
                                                          Merchants since 1987;
                                                          Vice President, First
                                                          Merchants prior to
                                                          March 1992

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 2 and 3 of the Corporation's 1994 Annual Report to Stockholders, "Everything You'd Expect...and more," under the caption "Stockholder Information," Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA.

--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 1 of the Corporation's 1994 Annual Report to Stockholders, "Financial Review," under the caption "Five-Year Summary of Selected Financial Data," Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 2 through 6 of the Corporation's 1994 Annual Report to Stockholders, "Financial Review," under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

--------------------------------------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to inside cover and pages 7 through 22 of the Corporation's 1994 Annual Report to Stockholders, "Financial Review," Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

--------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 1994, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

--------------------------------------------------------------------------------

The information required under this item relating to directors is incorporated by reference to the Corporation's 1995 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held March 30, 1995 (the "1995 Proxy Statement"), under the caption "Election of Directors," which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1995 Proxy Statement, under the captions, "Compensation of Directors" and "Compensation of Executive Officers," which Proxy Statement has been filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1995 Proxy Statement, under the caption, "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement has been filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1995 Proxy Statement, under the caption "Interest of Management in Certain Transactions," which Proxy Statement has been filed with the Commission.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
                                          Annual Report
                                        "Financial Review"            Form 10-K
                                               Page                     Page
                                              Number                   Number
                                        -----------------          ------------
(a)1. Financial Statements:
        Independent auditor's
        report . . . . . . . . . . . . . . .   Inside                    90
                                               Cover

      Consolidated balance sheet
        at December 31, 1994 and 1993. . . .   7                         97

      Consolidated statement of income,
        years ended December 31, 1994,
        1993 and 1992. . . . . . . . . . . .   8                         98

      Consolidated statement of changes in
        stockholders' equity, years ended
        December 31, 1994, 1993 and 1992 . .   9                         99

      Consolidated statement of cash flows,
        years ended December 31, 1994, 1993
        and 1992 . . . . . . . . . . . . . .   9-10                   99-100

      Notes to consolidated financial
        statements . . . . . . . . . . . . .   11-22                 101-112

(a)2. Financial statement schedules:
        All schedules are omitted because
          they are not applicable or not
          required, or because the required
          information is included in the
          consolidated financial statements
          or related notes.

(a)3. Exhibits:

    Exhibit No:             Description of Exhibit:
    ----------              ----------------------

       3.1                  Articles of Incorporation, dated
                             September 20, 1982 and the Articles
                             of Amendment thereto dated March 13,
                             1985 and March 14, 1988  . . . . . . .  27-49

       3.2                  Bylaws and amendments thereto dated
                             February 12, 1985, February 20, 1987,
                             July 14, 1987, December 8, 1987,
                             December 13, 1988, November 14, 1989,
                             August 13, 1991, April 14, 1992, and
                             February 15, 1994 and August 9, 1994 .  50-70

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (Continued)
--------------------------------------------------------------------------------
                                                           Form 10-K
                                                              Page
    Exhibit No:             Description of Exhibit:          Number
    ----------              ----------------------         ---------

10.1                  First Merchants Bank, National
                       Association Management Incentive
                       Plan . . . . . . . . . . . . . . . .   (A)
10.2                  Unfunded Deferred Compensation Plan,
                       as Amended   . . . . . . . . . . . .   (D)
10.3                  Employee Stock Purchase Plan (1989) .   (B)
10.4                  1989 Stock Option Plan  . . . . . . .   (C)
10.5                  Employee Stock Purchase Plan (1994) . . (E)
10.6                  1994 Stock Option Plan  . . . . . . . . (E)
13                    1993 Annual Report to Stockholders
                       (except for the Pages and information
                       thereof expressly incorporated by
                       reference in this Form 10-K, the
                       Annual Report to Stockholders is
                       provided solely for the information
                       of the Securities and Exchange
                       Commission and is not deemed "filed"
                       as part of this Form 10-K)  . . . . .  71-112
22                    Subsidiaries of Registrant . . . . . .    24
23                    Consent of Independent Auditors. . . .    25
27                    Financial Data Schedule
99.1                  Financial statements and independent
                       auditor's report for First Merchants
                       Corporation Employee Stock Purchase
                       Plan. . . . . . . . . . . . . . . . .    26

(A) Incorporated by reference to Registrant's Registration Statement on Form S-4 (SEC File No. 33-110) ordered effective on September 30, 1988.
(B) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28900) effective on May 24, 1989.
(C) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28901) effective on May 24, 1989.
(D) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1990.
(E) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1993.

(b) Reports on Form 8-K:

        No reports on Form 8-K were filed for the three months ended December 31, 1994.

--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 1995.

                      FIRST MERCHANTS CORPORATION

                                        By /s/  Stefan S. Anderson, Chairman
                                          -----------------------------------
                                                Stefan S. Anderson, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Capacity                     Date
-------------------------  -------------------------------   -----------------


/s/ Stefan S. Anderson     Director and Chairman,              March 14, 1995
-------------------------  Principal Executive Officer
    Stefan S. Anderson


/s/ Frank A. Bracken       Director                            March 14, 1995
-------------------------
    Frank A. Bracken


/s/ Thomas B. Clark        Director                            March 14, 1995
-------------------------
    Thomas B. Clark


/s/ Michael L. Cox         Director                            March 14, 1995
-------------------------
    Michael L. Cox


-------------------------  Director                            March 14, 1995
    David A. Galliher


/s/ Thomas K. Gardiner     Director                            March 14, 1995
-------------------------
    Thomas K. Gardiner


/s/ Hurley C. Goodall      Director                            March 14, 1995
-------------------------
    Hurley C. Goodall


/s/ John W. Hartmeyer      Director                            March 14, 1995
-------------------------
    John W. Hartmeyer


/s/ Nelson W. Heinrichs    Director                            March 14, 1995
-------------------------
    Nelson W. Heinrichs

------------------------------------------------------------------------------
         Signature                     Capacity                     Date
-------------------------  -------------------------------   -----------------

/s/ Jon H. Moll            Director                            March 14, 1995
-------------------------
    Jon H. Moll


/s/ Robert M. Smitson      Director                            March 14, 1995
-------------------------
    Robert M. Smitson


/s/ Joseph E. Wilson       Director                            March 14, 1995
-------------------------
    Joseph E. Wilson


-------------------------  Director                            March 14, 1995
    Robert F. Wisehart


/s/ John E. Worthen        Director                            March 14, 1995
-------------------------
    John E. Worthen


/s/ James L. Thrash        Principal Financial and             March 14, 1995
-------------------------  Principal Accounting Officer
    James L. Thrash

INDEX TO EXHIBITS
--------------------------------------------------------------------------------
                                                           Form 10-K
                                                              Page
    Exhibit No:             Description of Exhibit:          Number
    ----------              ----------------------         ---------

       3.1            Articles of Incorporation, dated
                       September 20, 1982 and the
                       Articles of Amendment thereto
                       dated  March 13, 1985 and March
                       14, 1988  . . . . . . . . . . . .      27-49


       3.2            Bylaws and amendments thereto dated
                       February 12, 1985, February 20, 1987,
                       July 14, 1987, December 8, 1987,
                       December 13, 1988, November 14, 1989,
                       August 13, 1991, April 14, 1992, and
                       February 15, 1994 and August 9, 1994   50-70


      10.1            First Merchants Bank, National
                       Association Management Incentive Plan   (A)


      10.2            Unfunded Deferred Compensation Plan,
                       as Amended . . . . . . . . . . .        (D)

      10.3            Employee Stock Purchase Plan (1989)      (B)

      10.4            1989 Stock Option Plan  . . . . .        (C)

      10.5            Employee Stock Purchase Plan (1994)      (E)

      10.6            1994 Stock Option Plan  . . . . .        (E)

      13              1993 Annual Report to Stockholders
                       (except for the Pages and information
                       thereof expressly incorporated by
                       reference in this Form 10-K, the
                       Annual Report to Stockholders is
                       provided solely for the information
                       of the Securities and Exchange
                       Commission and is not deemed "filed"
                       as part of this Form 10-K)  . . .      71-112

      22              Subsidiaries of Registrant . . . .       24

      23              Consent of Independent Auditors. .       25

      27              Financial Data Schedules

      99.1            Financial statements and independent
                       auditor's report for First Merchants
                       Corporation Employee Stock Purchase
                       Plan . . . . . . . . . . . . . .        26


(A) Incorporated by reference to Registrant's Registration Statement on Form S-4 (SEC File No. 33-110) ordered effective on September 30, 1988.
(B) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28900) effective on May 24, 1989.
(C) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28901) effective on May 24, 1989.
(D) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1990.
(E) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1993.