Form 10-Q
period 1995-03-31
FIRST MERCHANTS CORP
filed 1995-05-15
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995


Commission File Number 0-17071


                           First Merchants Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its character)


               Indiana                                 35-1544218
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation of organization)                  Identification No.)


    200 East Jackson Street - Muncie, IN                         47305-2814
- --------------------------------------------------------------------------------
  (Address of principal executive office)                        (Zip code)



                                 (317) 747-1500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
- --------------------------------------------------------------------------------
               (Former name former address and former fiscal year,
                         if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,

                               Yes   X    No
                                   -----    ------

     As of May 10, 1995, there were outstanding 3,373,054 common shares, without par value, of the registrant.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.        Financial information:

   Item 1.     Financial Statements:

               Consolidated Condensed Balance Sheet. . . . . . . . . .      3

               Consolidated Condensed Statement of Income. . . . . . .      4

               Consolidated Condensed Statement of Changes in
               Stockholders' Equity. . . . . . . . . . . . . . . . . .      5

               Consolidated Condensed Statement of Cash Flows. . . . .      6

               Notes to Consolidated Condensed Financial Statements. .      7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .     11


PART II.       Other Information:

   Item 4.     Submission of Matters to a Vote of Security Holders . .     19

   Item 6.     Exhibits and Reports of Form 8-K. . . . . . . . . . . .     19

Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                         PART I.   FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                 March 31,         December 31,
                                                                                   1995                1994
                                                                                ----------         -----------
ASSETS:
   Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .          $   27,881         $    42,684
   Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . .               1,875               3,675
                                                                                ----------         -----------
      Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .              29,756              46,359
   Interest-bearing time deposits. . . . . . . . . . . . . . . . . . .                  51                  23
   Securities available for sale . . . . . . . . . . . . . . . . . . .             112,985              99,363
   Securities held to maturity (Fair value $71,654 and $76,522). . . .              72,175              77,677
   Federal Reserve and Federal Home Loan Bank stock. . . . . . . . . .               1,879               1,879
   Loans:
      Loans, net of unearned interest. . . . . . . . . . . . . . . . .             404,701             401,605
      Less:   Allowance for loan losses. . . . . . . . . . . . . . . .               5,072               4,998
                                                                                ----------         -----------
         Net loans . . . . . . . . . . . . . . . . . . . . . . . . . .             399,629             396,607
   Premises and equipment. . . . . . . . . . . . . . . . . . . . . . .               9,874               9,545
   Interest receivable . . . . . . . . . . . . . . . . . . . . . . . .               5,505               5,627
   Core deposit intangibles and goodwill . . . . . . . . . . . . . . .               1,944               1,977
   Others assets . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,858               5,549
                                                                                ----------         -----------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . .          $  639,656         $   644,606
                                                                                ----------         -----------
                                                                                ----------         -----------
LIABILITIES:
   Deposits:
      Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . .         $    73,028        $     99,667
      Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . .             449,320             430,163
                                                                                ----------         -----------
         Total deposits. . . . . . . . . . . . . . . . . . . . . . . .             522,348             529,830
   Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .              36,949              39,189
   Interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .               1,527               1,320
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .               5,149               3,249
                                                                                ----------         -----------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . .             565,973             573,588
STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 20,000,000 shares
      Issued and outstanding -- 3,370,965 and 3,366,346 shares . . . .                 421                 421
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .              16,360              16,231
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .              58,333              56,886
   Net unrealized losses on securities available for sale. . . . . . .              (1,431)             (2,520)
                                                                                ----------         -----------
         Total stockholders' equity. . . . . . . . . . . . . . . . . .              73,683              71,018
                                                                                ----------         -----------
         Total liability and stockholders' equity. . . . . . . . . . .          $  639,656          $  644,606
                                                                                ----------         -----------
                                                                                ----------         -----------


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                         ---------------------
Interest Income:                                            1995        1994
                                                         ---------   ---------
   Loans, including fees:
      Taxable. . . . . . . . . . . . . . . . . . . . .   $   8,937   $   7,225
      Tax exempt . . . . . . . . . . . . . . . . . . .          18          23
   Securities:
      Taxable. . . . . . . . . . . . . . . . . . . . .       2,012       2,326
      Tax exempt . . . . . . . . . . . . . . . . . . .         545         573
   Federal funds sold. . . . . . . . . . . . . . . . .          42          38
   Interest-bearing time deposits. . . . . . . . . . .                       2
   Federal Reserve and Federal Home Loan Bank stock. .          34          24
                                                         ---------   ---------
         Total interest income . . . . . . . . . . . .      11,588      10,211
Interest expense:
   Deposits. . . . . . . . . . . . . . . . . . . . . .       4,058       3,340
   Short-term borrowings . . . . . . . . . . . . . . .         603         428
                                                         ---------   ---------
      Total interest expense . . . . . . . . . . . . .       4,661       3,768
                                                         ---------   ---------
Net Interest Income. . . . . . . . . . . . . . . . . .       6,927       6,443
   Provision for loan losses . . . . . . . . . . . . .         160         193
                                                         ---------   ---------
Net Interest Income After Provision For Loan Losses. .       6,767       6,250
Other Income:
   Securities gains, net . . . . . . . . . . . . . . .          10          10
   Other income. . . . . . . . . . . . . . . . . . . .        1633        1580
                                                         ---------   ---------
   Total other income. . . . . . . . . . . . . . . . .       1,643       1,590
   Total other expenses. . . . . . . . . . . . . . . .       4,712       4,395
                                                         ---------   ---------
Income before income tax . . . . . . . . . . . . . . .       3,698       3,445
   Income tax expense. . . . . . . . . . . . . . . . .       1,307       1,199
                                                         ---------   ---------
Net Income . . . . . . . . . . . . . . . . . . . . . .    $  2,391   $   2,246
                                                         ---------   ---------
                                                         ---------   ---------

Per share:
   Net income. . . . . . . . . . . . . . . . . . . . .   $     .71    $    .66

Weighted average shares outstanding. . . . . . . . . .   3,367,488   3,388,666

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                           1995       1994
                                                        ---------- -----------
Balances, January 1. . . . . . . . . . . . . . . . . .  $  71,018  $   68,804
Net income . . . . . . . . . . . . . . . . . . . . . .      2,391       2,246
Cash dividends . . . . . . . . . . . . . . . . . . . .       (944)       (847)
Stock issued under dividend reinvestment and stock
  purchase plan. . . . . . . . . . . . . . . . . . . .        104          89
Stock options exercised. . . . . . . . . . . . . . . .         25          22
Stock redeemed . . . . . . . . . . . . . . . . . . . .                   (147)
Net change in unrealized gain (loss) on securities
  available for sale . . . . . . . . . . . . . . . . .      1,089        (641)
                                                        ---------- -----------

Balances, March 31 . . . . . . . . . . . . . . . . . .  $  73,683  $   69,526
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                            March 31
                                                                                ------------------------------
                                                                                   1995                1994
                                                                                ----------         -----------
Cash Flows From Operating Activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   2,391           $   2,246
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses. . . . . . . . . . . . . . . . . . . .                 160                 193
      Depreciation and amortization. . . . . . . . . . . . . . . . . .                 289                 283
      Securities amortization, net . . . . . . . . . . . . . . . . . .                 251                 307
      Change in interest receivable. . . . . . . . . . . . . . . . . .                 183                 347
      Change in interest payable . . . . . . . . . . . . . . . . . . .                 207                 (35)
      Other adjustments. . . . . . . . . . . . . . . . . . . . . . . .                 919                 112
                                                                                ----------          ----------
         Net cash provided by operating activities . . . . . . . . . .               4,400               3,453

Cash Flows From Investing Activities:
   Net change in interest-bearing time deposits. . . . . . . . . . . .                 (28)                251
   Purchases of:
      Securities available for sale. . . . . . . . . . . . . . . . . .             (13,766)             (6,880)
      Securities held to maturity. . . . . . . . . . . . . . . . . . .              (7,340)            (18,061)
   Proceeds from maturities and sales of:
      Securities available for sale. . . . . . . . . . . . . . . . . .               1,794               4,293
      Securities held to maturity. . . . . . . . . . . . . . . . . . .              12,754              15,468
   Net change in loans . . . . . . . . . . . . . . . . . . . . . . . .              (3,314)                686
   Purchases of premises and equipment . . . . . . . . . . . . . . . .                (618)               (114)
   Other investing activities. . . . . . . . . . . . . . . . . . . . .                  52                 139
                                                                                ----------          ----------
      Net cash used in investing activities. . . . . . . . . . . . . .             (10,466)             (4,218)

Cash Flows From Financing Activities:
   Net change in:
      Noninterest-bearing, NOW, money market and savings deposits. . .             (30,036)             (7,871)
      Certificates of deposit and other time deposits. . . . . . . . .              22,554              (2,389)
      Short-term borrowings. . . . . . . . . . . . . . . . . . . . . .              (2,240)             13,953
   Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . .                (944)               (847)
   Stock issued under dividend reinvestment and stock purchase plan. .                 104                  89
   Stock options exercised . . . . . . . . . . . . . . . . . . . . . .                  25                  22
   Stock redeemed. . . . . . . . . . . . . . . . . . . . . . . . . . .                                    (147)
                                                                                ----------          ----------
      Net cash provided (used) in financing activities . . . . . . . .             (10,537)              2,810
                                                                                ----------          ----------
Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . .             (16,603)              2,045
Cash and Cash Equivalents, January 1 . . . . . . . . . . . . . . . . .              46,359              26,567
                                                                                ----------          ----------
Cash and Cash Equivalents, March 31. . . . . . . . . . . . . . . . . .           $  29,756           $  28,612
                                                                                ----------          ----------
                                                                                ----------          ----------


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.     General

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for the changes in methods of accounting discussed more fully in Note 2. All adjustments which are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements.

NOTE 2.     Changes In Methods of Accounting

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

In May 1993, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 114 (SFAS No. 114), Accounting by
Creditors for Impairment of a Loan. The statement requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical or expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The Corporation adopted SFAS No. 114 on January 1, 1995. The adoption of SFAS No. 114 did not have a material impact on the financial condition or the results of operations of the Corporation.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)

NOTE 3.  Investment Securities



                                                                                  Gross          Gross
                                                                  Amortized     Unrealized     Unrealized        Fair
                                                                    Cost          Gains          Losses          Value
                                                                 ----------     ----------     ----------     ----------
Securities available for sale at March 31, 1995:
   U.S. Treasury . . . . . . . . . . . . . . . . . . . . . .      $  11,780      $       8       $    305      $  11,483
   Federal agencies  . . . . . . . . . . . . . . . . . . . .         44,319            142            719         43,742
   State and municipal . . . . . . . . . . . . . . . . . . .         12,818            130            226         12,722
   Mortgage and other asset-backed securities  . . . . . . .         21,523             41            665         20,899
   Other Securities  . . . . . . . . . . . . . . . . . . . .            250                                          250
   Corporate obligations . . . . . . . . . . . . . . . . . .         24,665              6            782         23,889
                                                                  ---------      ---------       --------      ---------
      Total  . . . . . . . . . . . . . . . . . . . . . . . .      $ 115,355      $     327       $  2,697      $ 112,985
                                                                  ---------      ---------       --------      ---------
                                                                  ---------      ---------       --------      ---------

Securities held to maturity at March 31, 1995:
   U.S. Treasury   . . . . . . . . . . . . . . . . . . . . .      $   8,621      $      18       $    115      $   8,524
   Federal agencies  . . . . . . . . . . . . . . . . . . . .         20,760             36            265         20,531
   State and municipal . . . . . . . . . . . . . . . . . . .         40,333            266            439         40,160
   Mortgage and other asset-backed securities  . . . . . . .            322                                          322
   Corporate obligations . . . . . . . . . . . . . . . . . .          2,139                            22          2,117
                                                                  ---------      ---------       --------      ---------
      Total  . . . . . . . . . . . . . . . . . . . . . . . .      $  72,175      $     320       $    841      $  71,654
                                                                  ---------      ---------       --------      ---------
                                                                  ---------      ---------       --------      ---------
Securities available for sale at December 31, 1994:
   U.S. Treasury . . . . . . . . . . . . . . . . . . . . . .      $  11,817                       $   550      $  11,267
   Federal agencies  . . . . . . . . . . . . . . . . . . . .         35,565                         1,271         34,294
   State and municipal . . . . . . . . . . . . . . . . . . .          9,762      $      31            385          9,408
   Mortgage and other asset-backed securities  . . . . . . .         22,171             29            836         21,364
   Corporate obligations . . . . . . . . . . . . . . . . . .         24,221              4          1,195         23,030
                                                                  ---------      ---------       --------      ---------
      Total  . . . . . . . . . . . . . . . . . . . . . . . .      $ 103,536      $      64       $  4,237      $  99,363
                                                                  ---------      ---------       --------      ---------
                                                                  ---------      ---------       --------      ---------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


                                                                                  Gross          Gross            Fair
                                                                  Amortized     Unrealized     Unrealized        Market
                                                                    Cost          Gains          Losses          Value
                                                                 ----------     ----------     ----------     ----------
Securities held to maturity at December 31, 1994:
   U.S. Treasury . . . . . . . . . . . . . . . . . . . . . .      $  12,630      $      21       $    222      $  12,429
   Federal agencies. . . . . . . . . . . . . . . . . . . . .         24,529             29            469         24,089
   State and municipal . . . . . . . . . . . . . . . . . . .         38,117            211            680         37,648
   Mortgage and other asset-backed securities. . . . . . . .            370                                          370
   Corporate obligations . . . . . . . . . . . . . . . . . .          2,031                            45          1,986
                                                                  ---------      ---------       --------      ---------
         Total . . . . . . . . . . . . . . . . . . . . . . .      $  77,677      $     261       $  1,416      $  76,522
                                                                  ---------      ---------       --------      ---------
                                                                  ---------      ---------       --------      ---------

                                                             Cost
                                                  --------------------------
                                                    1995              1994
                                                  ----------        --------
Federal Reserve and Federal Home Loan
Bank stock on March 31:
   Federal Reserve Bank Stock  . . . . .          $      307        $    307
   Federal Home Loan Stock . . . . . .                 1,572           1,572
                                                  ----------        --------
         Total . . . . . . . . . . . .            $    1,879        $  1,879
                                                  ----------        --------
                                                  ----------        --------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)

NOTE 4.     Loans and Allowance


                                                                                         March 31,      December 31,
                                                                                            1995            1994
                                                                                         ----------     ------------
Loans:
   Commercial and industrial loans . . . . . . . . . . . . . . . . . . . . . . .          $   82,246    $   78,943
   Bankers' acceptances and loans to financial institutions. . . . . . . . . . .               1,400
   Agricultural production financing and other loans to farmers. . . . . . . . .               4,915         5,310
   Real estate loans:
      Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,312         8,126
      Commercial and farmland. . . . . . . . . . . . . . . . . . . . . . . . . .              64,232        64,110
      Residential. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             166,649       164,760
   Individuals' loans for household and other personal expenditures. . . . . . .              76,239        78,041
   Tax exempt loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,042         1,204
   Other loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 666         1,111
                                                                                         -----------   -----------
         Total loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  404,701    $  401,605
                                                                                         -----------   -----------
                                                                                         -----------   -----------

Nonperforming loans:
   Nonaccruing loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $      292     $     326
   Loans contractually past due 90 days or more other than nonaccruing . . . . .                 752           703
   Restructured loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 729           754

                                                                                             Three Months Ended
                                                                                                   March 31
                                                                                         -------------------------
                                                                                             1995           1994
                                                                                         -----------   -----------
Allowance for loan losses:
   Balances, January 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    4,998      $   4,800
   Provision for losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                160            193
   Recoveries on loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 53             44
   Loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (139)          (247)
                                                                                         -----------   -----------
   Balances, March 31. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     5,072     $   4,790
                                                                                         -----------   -----------
                                                                                         -----------   -----------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The Corporation has recorded 19 consecutive years of growth in operating earnings per share, reaching $2.71 in 1994, an increase of 9.3 per cent over 1993.

     Return on assets, which exceeded 1 per cent for the first time in 1988, rose to 1.44 per cent in 1994, from 1.39 per cent in 1993, and 1.29 per cent in 1992.

     Return on equity exceeded 12 per cent for the first time in 1989, was 12.71 per cent in 1992, 13.01 per cent in 1993 and 13.06 per cent in 1994.

     Improvement was achieved in each of these ratios during the first quarter of 1995, as compared to the same period in 1994.

     -   Earnings per share were $.71, up 7.6 per cent from $.66
     -   Return on assets was 1.52 per cent increasing from 1.41 per cent
     - Return on equity totalled 13.22 per cent compared to 12.99 per cent for the first quarter of 1994

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

     The Corporation's capital to assets ratio was 10.99 per cent at December 31, 1993, 11.02 per cent at December 31, 1994 and 11.52 per cent at March 31, 1995. At March 31, 1995, the Corporation had a Tier I risk-based capital ratio of 17.03 per cent, total risk-based capital ratio of 18.03 per cent and a leverage ratio of 11.68 per cent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 per cent and a total risk-based capital ratio of 8.0 per cent.

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


                                                  Non-Performing Loans (1)
                                                     at December 31 as a
                                                      Per Cent of Loans
                                                  ------------------------
                                                    First           Peer
                                                  Merchants         Group
                                                  ---------         -----
1995 (March 31)  . . . . . . . . . . . . . .          .26%            N/A%
1994 . . . . . . . . . . . . . . . . . . . .          .26             .98
1993 . . . . . . . . . . . . . . . . . . . .          .30            1.62
1992 . . . . . . . . . . . . . . . . . . . .          .41            1.82
1991 . . . . . . . . . . . . . . . . . . . .          .86            2.54
1990 . . . . . . . . . . . . . . . . . . . .         1.09            2.57

     (1) Accruing loans past due 90 days or more, and non-accruing loans, but excluding restructured loans.

     On March 31, 1995, the loan loss reserve stood at $5,072,000. As a per cent of loans, the reserve stood at 1.25 per cent compared to 1.24 per cent at year end 1994, and 1.27 per cent at year end 1993. The provision for loan losses for the first quarter of 1995 declined to $160,000 from $193,000 for the same period of 1994, based on management's analysis of the adequacy of the reserve in light of improving credit quality in the loan portfolio.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

     The following table presents loan loss experience for the years indicated and compares the Corporation's loss experience to its peer group.


                                                   1995 (1)         1994           1993            1992          1991
                                                  ----------     ----------     ----------      ---------      ---------
                                                                      (Dollar amount in thousands)
Allowance for loan losses
   Balance at January 1. . . . . . . . . . .        $  4,998      $   4,800      $   4,351      $   3,867      $   3,254
   Addition resulting from acquisition . . .                                                                         252
                                                  ----------     ----------     ----------      ---------      ---------
Chargeoffs:
   Commercial. . . . . . . . . . . . . . . .              21            526            391            588            806
   Real estate mortgage. . . . . . . . . . .                             41            129            100             41
   Installment . . . . . . . . . . . . . . .             118            346            388            552            511
                                                  ----------     ----------     ----------      ---------      ---------
      Total chargeoffs . . . . . . . . . . .             139            913            908          1,240          1,358
                                                  ----------     ----------     ----------      ---------      ---------

Recoveries:
   Commercial. . . . . . . . . . . . . . . .              25            216            240            215            227
   Real estate mortgage. . . . . . . . . . .               2             30              5             38              7
   Installment . . . . . . . . . . . . . . .              26             83             98            114             84
                                                  ----------     ----------     ----------      ---------      ---------
      Total recoveries . . . . . . . . . . .              53            329            343            367            318
                                                  ----------     ----------     ----------      ---------      ---------

Net chargeoffs . . . . . . . . . . . . . . .              86            584            565            873          1,040
                                                  ----------     ----------     ----------      ---------      ---------

Provision for loan losses. . . . . . . . . .             160            782          1,014          1,357          1,401
                                                  ----------     ----------     ----------      ---------      ---------

Balance at December 31 . . . . . . . . . . .        $  5,072      $   4,998      $   4,800      $   4,351      $   3,867
                                                  ----------     ----------     ----------      ---------      ---------
                                                  ----------     ----------     ----------      ---------      ---------

Ratio of net chargeoffs during
  the period to average loans
  during the period - annualized . . . . . .            .09%           .15%           .16%           .26%           .35%
Peer Group . . . . . . . . . . . . . . . . .             N/A           .25%           .49%           .65%           .95%


(1) Through March 31, 1995

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

     First Merchants Corporation's liquidity and interest sensitivity position at March 31, 1995, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below represents the Corporation's interest rate sensitivity analysis as of March 31, 1995.

                       Interest-Rate Sensitivity Analysis
                          (Dollar amounts in thousands)


                                                                           At March 31, 1995
                                                   ---------------------------------------------------------------------
                                                    1-180         181-365          1-5           Beyond
                                                     Days           Days          Years          5 Years         Total
                                                   ---------     ---------       ---------      ---------     ----------
Rate-sensitive assets:
   Federal funds sold and interest-bearing
      time deposits. . . . . . . . . . . . .      $    1,926                                                  $    1,926
   Investment Securities . . . . . . . . . .          31,784      $  33,103      $ 113,847      $   8,305        187,039
   Loans . . . . . . . . . . . . . . . . . .         215,415         45,452         96,698         47,136        404,701
                                                   ---------      ---------      ---------      ---------     ----------
Total rate-sensitive assets. . . . . . . . .       $ 249,125      $  78,555      $ 210,545      $  55,441     $  593,666
                                                   ---------      ---------      ---------      ---------     ----------
                                                   ---------      ---------      ---------      ---------     ----------

Rate-sensitive liabilities:
   Interest-bearing deposits . . . . . . . .       $ 203,751      $  39,762      $ 205,742      $      65     $  449,320
   Other borrowed funds. . . . . . . . . . .          36,949                                                      36,949
                                                   ---------      ---------      ---------      ---------     ----------
Total rate-sensitive liabilities . . . . . .       $ 240,700      $  39,762      $ 205,742      $      65     $  486,269
                                                   ---------      ---------      ---------      ---------     ----------
                                                   ---------      ---------      ---------      ---------     ----------

Interest rate sensitivity gap by period. . .      $    8,425      $  38,793     $    4,803       $ 55,376
Cumulative gap . . . . . . . . . . . . . . .           8,425         47,218         52,021        107,397
Cumulative ratio at March 31, 1995 . . . . .            103%           116%           110%           122%
Cumulative ratio at December 31, 1994  . . .            106%           121%           114%           125%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

     Earning assets declined $ .8 million during 1994 and increased $9.5 million during the first quarter of 1995. Growth over the fifteen month period occurred in loans with securities and short term investments declining.

     The following table presents the earning asset mix for the years ended 1993, 1994 and at March 31, 1995.


                                                    Earning Assets
                                             ----------------------------
                                             (Dollar Amounts in Millions)
                                         March 31   December 31,   December 31,
                                           1995        1994            1993
                                         --------   ------------   ------------
Federal funds sold and interest
   bearing time deposits . . . . . .     $     1.9    $     3.7      $   1.9
Securities available for sale. . . .         113.0         99.3        206.2
Securities held to maturity  . . . .          72.2         77.7        204.3
Federal Reserve and Federal Home
   Loan Bank stock . . . . . . . . .           1.9          1.9          1.9
Loans. . . . . . . . . . . . . . . .         404.7        401.6        376.9
                                       -----------    ---------      -------
   Total . . . . . . . . . . . . . .     $   593.7    $   584.2      $ 585.0
                                       -----------    ---------      -------
                                       -----------    ---------      -------


DEPOSITS AND BORROWINGS

     The following tables present the level of deposits and short term borrowings (Federal funds purchased, repurchase agreements with customers, and U.S. Treasury demand notes) based on period end levels and average daily balances for the past two years and most recent quarter:

                                        Period End Balances
                                        -------------------
                                   (Dollar Amounts in Millions)
                                                   Short-term
                                    Deposits       Borrowings
                                    --------       ----------
March 31, 1995 . . . . . . . .     $    522.3      $    36.9
December 31, 1994 .  . . . . .          529.8           39.2
December 31, 1993  . . . . . .          506.3           46.9

                                         Average Balances
                                   ----------------------------
                                   (Dollar Amounts in Millions)
                                                   Short-term
                                     Deposits      Borrowings
                                     --------      ----------
March 31, 1995 . . . . . . . .      $   506.2       $   44.0
December 31, 1994  . . . . . .          514.0           45.6
December 31, 1993  . . . . . .          517.8           35.3

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

     Net interest income is the primary source of the Corporation's earnings.
It is a function of net interest margin and the level of average earning assets.

     The table below presents the Corporation's interest income, interest expense, and net interest income as a per cent of average earning assets for the four-year period ending in 1994 and the first quarter of 1995. (Table dollar amounts in thousands.)

     Asset yields improved slightly in 1994 (.06 per cent), while interest expense declined 11 basis points.

     The resulting "spread" increase of .17 per cent (4.74% vs 4.57%) accounted for approximately two-thirds of the $1,476,000 increase in fully taxable equivalent ("FTE") net interest income. The remaining increase is attributable to growth in average earning assets of $10,093,000 (see table below.)

     During the first quarter of 1995, interest income (FTE) as a per cent of average earning assets increased .57 per cent while interest expense as a per cent of average earning assets grew by just .44 per cent. Consequently, net interest income (FTE) as a per cent of average earning assets grew .13 per cent, accounting for the increase in first quarter net interest income (FTE-annualized.)

     The Corporation does consider the effect of changing rates in its loan and deposit pricing and structure decisions, and in its investment strategy; and expects no significant change in net interest income as a result of interest rate changes.


            Interest Income        Interest Expense          Net Interest
          (FTE) as a Per Cent        as a Per Cent         Income (FTE) as a           Average          Net Interest Income
              of Average              of Average         a Per Cent of Average         Earning          on a Fully Taxable
            Earning Assets          Earning Assets          Earning Assets              Assets           Equivalent Basis
         --------------------      -----------------     ---------------------         ---------        -------------------
1995 (1)        8.01%                    3.14%                  4.87%                  $ 593,542           $    28,920
1994            7.44                     2.70                   4.74                     597,102                28,282
1993            7.38                     2.81                   4.57                     587,009                26,806
1992            8.31                     3.65                   4.66                     566,467                26,400
1991            9.48                     5.05                   4.43                     525,799                23,277


(1) First quarter annualized.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


OTHER INCOME

     The Corporation has placed emphasis on the growth of non-interest income in recent years by offering a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

     Other income declined in 1994 by $290,000, or 4.4 per cent. The decline is attributable to two factors:
           1. Loss on the sale of securities of $31,000 compared to gains of $395,000 in 1993, a change of $426,000.
           2.  A $126,000 (5.0 per cent) decline in deposit service charges.

     The first factor is not relevant to the underlying fee income potential of the Corporation. Without that change, fee income would have increased from $6,194,000 to $6,329,000 (2.2 per cent).

     During the first quarter of 1995, other income equalled $1,643,000, or 3.3 per cent above the first quarter 1994 level of $1,590,000. Increases in deposit service charges ($22,000) and data processing fees ($19,000) accounted for most of the $53,000 improvement.

OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. Those expenses amounted to $18,434,000 in 1994, an increase of $219,000 or 1.2 per cent from the prior year. Most of the change in 1994 is attributable to two factors:

          1. During the fourth quarter of 1993, First Merchants Bank, N.A. assumed responsibility for the data processing function for the Corporation and its subsidiaries. The agreement with an outside party to provide data processing was terminated. The cost of conversion equipment and software was approximately $1,700,000. The equipment and software costs are being depreciated on a straight-line method based on useful life of the assets. The Corporation estimates that data processing costs under the new arrangement declined by approximately $400,000 (net of additional salary, employee benefit, equipment, and software costs.)

          2. Salary and benefit expense increased by $928,000 or 10.2 per cent. About one-fourth of that increase is attributable to the change in data processing (described above). The rest is attributable to normal salary increases and key additions to staff.

     During the first quarter of 1995 other expenses were $4,712,000, up $317,000 or 7.2 per cent from the same quarter in 1994. Salary and benefit expenses grew $215,000 (9.2 per cent), accounting for most of the increase.

INCOME TAXES

     The increase in 1994 tax expense was attributable to a $1,198,000 increase in pre-tax net income.

     During the first quarter of 1995, income tax expense grew slightly from the same period one year earlier, also due to a $253,000 increase in pre-tax net income.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


     The following is a breakdown, by year, of federal and state income taxes.


                          Three Months Ended         Twelve Months Ended
                               March 31,                  December 31,
                    ----------------------------  ----------------------------
                         1995           1994         1994             1993
                    -------------- -------------  -----------    -------------
                                                     (Dollars in Thousands)
Federal taxes. .    $          982 $         898  $     3,735    $       3,272
State taxes. . .               325           301        1,172            1,124
                    -------------- -------------  -----------    -------------
   Total . . . .    $        1,307 $       1,199  $     4,907    $       4,396
                    -------------- -------------  -----------    -------------
                    -------------- -------------  -----------    -------------


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1995 Annual Meeting of Stockholders was held on March 30, 1995. Shareholders voted upon the election of directors and the ratification of the independent auditor. No other matters were voted upon at the Annual Meeting.




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No exhibits are required to be filed.

          (b) No reports were filed on Form 8-K during the quarter ended March 31, 1995.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST MERCHANTS CORPORATION
                                                     (Registrant)



Date           May 11, 1995             by   /s/ Stefan S. Anderson
      ------------------------------         ----------------------------------
                                                  Stefan S. Anderson
                                                President and Director




Date           May 11, 1995             by   /s/ James L. Thrash
      ------------------------------         ----------------------------------
                                                    James L. Thrash
                                              Chief Financial & Principal
                                                   Accounting Officer