Form 10-Q
period 1995-06-30
FIRST MERCHANTS CORP
filed 1995-08-14
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995


Commission File Number 0-17071


                           First Merchants Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its character)


               Indiana                                 35-1544218
--------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation of organization)                    Identification No.)


 200 East Jackson Street - Muncie, IN                  47305-2814
--------------------------------------------------------------------------------
(Address of principal executive office)                (Zip code)



                                 (317) 747-1500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
--------------------------------------------------------------------------------
               (Former name former address and former fiscal year,
                         if changed since last report.)



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

     As of August 7, 1995, there were outstanding 3,381,189 common shares, without par value, of the registrant.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.          Financial information:

   Item 1.       Financial Statements:

                 Consolidated Condensed Balance Sheet. . . . . . . . . .     3

                 Consolidated Condensed Statement of Income. . . . . . .     4

                 Consolidated Condensed Statement of Changes in
                 Stockholders' Equity. . . . . . . . . . . . . . . . . .     5

                 Consolidated Condensed Statement of Cash Flows. . . . .     6

                 Notes to Consolidated Condensed Financial Statements. .     7

   Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . .     11


PART II.         Other Information:

   Item 6.       Exhibits and Reports of Form 8-K. . . . . . . . . . . .     19

                 Signatures. . . . . . . . . . . . . . . . . . . . . . .     20

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                         PART I.   FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                  June 30,    December 31,
                                                                    1995          1994
                                                                  ---------   -----------
ASSETS:
   Cash and due from banks . . . . . . . . . . . . . . . . . . . $  26,154       $  42,684
   Federal funds sold. . . . . . . . . . . . . . . . . . . . . .    40,250           3,675
                                                                 ---------       ---------
      Cash and cash equivalents. . . . . . . . . . . . . . . . .    66,404          46,359
   Interest-bearing time deposits. . . . . . . . . . . . . . . .        69              23
   Securities available for sale . . . . . . . . . . . . . . . .   118,086          99,363
   Securities held to maturity (fair value $73,974 and $76,522).    73,926          77,677
   Federal Reserve and Federal Home Loan Bank stock. . . . . . .     1,892           1,879
   Loans:
      Loans, net of unearned interest. . . . . . . . . . . . . .   419,288         401,605
      Less:  Allowance for loan losses . . . . . . . . . . . . .     5,096           4,998
                                                                 ---------       ---------
         Net loans . . . . . . . . . . . . . . . . . . . . . . .   414,192         396,607
   Premises and equipment. . . . . . . . . . . . . . . . . . . .     9,873           9,545
   Interest receivable . . . . . . . . . . . . . . . . . . . . .     6,131           5,627
   Core deposit intangibles and goodwill . . . . . . . . . . . .     1,911           1,977
   Others assets . . . . . . . . . . . . . . . . . . . . . . . .     4,722           5,549
                                                                 ---------       ---------
         Total assets. . . . . . . . . . . . . . . . . . . . . . $ 697,206       $ 644,606
                                                                 ---------       ---------
                                                                 ---------       ---------
LIABILITIES:
   Deposits:
      Noninterest-bearing. . . . . . . . . . . . . . . . . . . . $  85,725       $  99,667
      Interest-bearing . . . . . . . . . . . . . . . . . . . . .   476,503         430,163
                                                                 ---------       ---------
         Total deposits. . . . . . . . . . . . . . . . . . . . .   562,228         529,830
   Short-term borrowing. . . . . . . . . . . . . . . . . . . . .    52,874          39,189
   Interest payable. . . . . . . . . . . . . . . . . . . . . . .     1,688           1,320
   Other liabilities . . . . . . . . . . . . . . . . . . . . . .     3,790           3,249
                                                                 ---------       ---------
         Total liabilities . . . . . . . . . . . . . . . . . . .   620,580         573,588
STOCKHOLDERS' EQUITY:
  Preferred stock, no-par value:
     Authorized and unissued -- 500,000 shares
  Common stock, $.125 stated value:
     Authorized --- 20,000,000 shares
     Issued and outstanding -- 3,369,438  and  3,366,346 shares.       421             421
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    16,227          16,231
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .    59,919          56,886
  Net unrealized gains/(losses) on securities available for sale        59          (2,520)
                                                                 ---------       ---------
          Total stockholders' equity . . . . . . . . . . . . . .    76,626          71,018
                                                                 ---------       ---------
          Total liability and stockholders' equity . . . . . . . $ 697,206      $  644,606
                                                                 ---------       ---------
                                                                 ---------       ---------

See notes to consolidated condensed financial statements.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                      CONSOLIDATED CONDENSED BALANCE SHEET
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                             Three Months Ended       Six Months Ended
                                                                  June 30                 June 30
                                                             1995        1994        1995        1994
                                                            ------      ------      ------      ------
Interest Income:
  Loans, including fees:
     Taxable . . . . . . . . . . . . . . . . . . . . .    $   9,425   $   7,754   $  18,362  $  14,979
     Tax exempt. . . . . . . . . . . . . . . . . . . .           27          21          45         44
  Securities:
     Taxable . . . . . . . . . . . . . . . . . . . . .        2,048       2,221       4,060      4,547
     Tax exempt. . . . . . . . . . . . . . . . . . . .          618         627       1,163      1,200
  Federal funds sold . . . . . . . . . . . . . . . . .          277          32         319         70
  Interest-bearing time deposits . . . . . . . . . . .            1                       1          2
  Federal Reserve and Federal Home Loan Bank Stock . .           39          24          73         48
                                                          ---------   ---------   ---------  ----------
          Total interest income. . . . . . . . . . . .       12,435      10,679      24,023     20,890
  Interest expense:
     Deposits. . . . . . . . . . . . . . . . . . . . .        4,944       3,500       9,002      6,840
     Short-term borrowings . . . . . . . . . . . . . .          491         429       1,094        857
                                                          ---------   ---------   ---------  ----------
          Total interest expense . . . . . . . . . . .        5,435       3,929      10,096      7,697
                                                          ---------   ---------   ---------  ----------
  Net Interest Income. . . . . . . . . . . . . . . . .        7,000       6,750      13,927     13,193
  Provision for loan losses. . . . . . . . . . . . . .          160         199         320        392
                                                          ---------   ---------   ---------  ----------
  Net Interest Income After Provision For Loan Losses.        6,840       6,551      13,607     12,801
  Other Income:
     Securities gains (losses), net. . . . . . . . . .          (76)          1         (66)        11
     Other income. . . . . . . . . . . . . . . . . . .        1,644       1,549       3,277      3,129
                                                          ---------   ---------   ---------  ----------
  Total other income . . . . . . . . . . . . . . . . .        1,568       1,550       3,211      3,140
  Total other expenses . . . . . . . . . . . . . . . .        4,591       4,515       9,303      8,910
                                                          ---------   ---------   ---------  ----------
  Income before income tax . . . . . . . . . . . . . .        3,817       3,586       7,515      7,031
  Income tax expense . . . . . . . . . . . . . . . . .        1,288       1,226       2,595      2,425
                                                          ---------   ---------   ---------  ----------
  Net Income . . . . . . . . . . . . . . . . . . . . .    $   2,529   $   2,360   $   4,920  $   4,606
                                                          ---------   ---------   ---------  ----------
                                                          ---------   ---------   ---------  ----------
  Per share:
     Net income. . . . . . . . . . . . . . . . . . . .    $     .75   $     .70   $    1.46  $    1.36
     Dividends . . . . . . . . . . . . . . . . . . . .          .28         .25         .56        .50
  Weighted average shares outstanding. . . . . . . . .    3,370,482   3,381,468   3,368,985  3,385,047

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                           1995          1994
                                                         --------      --------
Balances, January 1. . . . . . . . . . . . . . . . . .   $ 71,018      $ 68,804
Net Income . . . . . . . . . . . . . . . . . . . . . .      4,920         4,606
Cash dividends . . . . . . . . . . . . . . . . . . . .     (1,887)       (1,691)
Stock issued under dividend reinvestment and stock
purchase plan. . . . . . . . . . . . . . . . . . . . .        201           170
Stock options exercised. . . . . . . . . . . . . . . .        187            41
Stock redeemed . . . . . . . . . . . . . . . . . . . .       (392)         (480)
Change in net unrealized gains/(losses) on
securities available for sale. . . . . . . . . . . . .      2,579        (1,552)
                                                         --------      --------

Balances, June 30. . . . . . . . . . . . . . . . . . .   $ 76,626      $ 69,898
                                                         --------      --------
                                                         --------      --------
See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30
                                                                                            ----------
                                                                                        1995         1994
                                                                                      ---------    --------
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,920   $   4,606
  Adjustments to reconcile net income to net cash provided by operating activities:.
     Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .        320         392
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .        592         563
     Securities amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .        499         563
     Change in interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .       (442)       (409)
     Change in interest payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        368         (33)
     Other adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (229)       (212)
                                                                                      ---------    --------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . .      6,028       5,470

Cash Flows From Investing Activities:
  Net change in interest-bearing time deposits . . . . . . . . . . . . . . . . . . .        (46)        254
  Purchases of:
     Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . .    (34,036)    (12,559)
     Securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . .    (14,851)    (27,653)
  Proceeds from maturities of:
          Securities available for sale. . . . . . . . . . . . . . . . . . . . . . .      7,991       6,452
          Securities held to maturity. . . . . . . . . . . . . . . . . . . . . . . .     18,419      24,127
  Proceed from sales of securities available for sale. . . . . . . . . . . . . . . .     11,196       9,564
  Net change in loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (18,046)    (14,010)
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . .       (920)       (268)
  Other investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        118         286
                                                                                      ---------    --------
     Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . .    (30,175)    (13,807)

Cash Flows From Financing Activities:
  Net change in
     Noninterest-bearing, NOW, money market and savings deposits . . . . . . . . . .     (2,423)     13,109
     Certificates of deposit and other time deposits . . . . . . . . . . . . . . . .     34,821        (982)
     Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,685       5,491
     Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,887)     (1,691)
     Stock issued under dividend reinvestment and stock purchase plan. . . . . . . .        201         170
     Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . .        187          41
     Stock redeemed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (392)       (480)
                                                                                      ---------    --------
          Net cash provided by financing activities. . . . . . . . . . . . . . . . .     44,192      15,658
                                                                                      ---------    --------
  Net Increase in Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . .     20,045       7,321
  Cash and Cash Equivalents, January 1 . . . . . . . . . . . . . . . . . . . . . . .     46,359      26,567
                                                                                      ---------    --------
  Cash and Cash Equivalents, June 30 . . . . . . . . . . . . . . . . . . . . . . . .  $  66,404    $ 33,888
                                                                                      ---------    --------
                                                                                      ---------    --------
See notes to consolidated condensed financial statements.

                                                                    Page 6 of 20

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

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

NOTE 2.     Changes in Methods of Accounting

In May, 1993, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 115 (SFAS No. 115), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The statement requires that securities be classified in three categories and provides specific accounting treatment for each. Trading securities are bought and held primarily for sale in the near term and are carried at fair value, with unrealized holding gains and losses included in earnings; held-to maturity securities, for which the intent is to hold to maturity, are carried at amortized cost; and available-for-sale securities are all others and are carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

The Corporation adopted SFAS No. 115 on January 1, 1994. At that date, securities with an approximate carrying value of $107,569,000 were reclassified as available for sale. This reclassification resulted in an increase in total stockholders' equity, net of tax, of $644,000.

In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 (SFAS No. 114), ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. The Statement requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The Corporation adopted SFAS No. 114 on January 1, 1995. The adoption of SFAS No. 114 did not have a material impact on the financial condition or the results of operations of the Corporation.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                          (Dollar amounts in thousands)
                                   (Unaudited)

Note 3.     Investment Securities

                                                                              Gross          Gross
                                                             Amortized     Unrealized     Unrealized        Fair
                                                               Cost           Gains         Losses          Value
                                                             ---------    -----------     ----------     ----------

Securities available for sale at June 30, 1995:
     U.S. Treasury . . . . . . . . . . . . . . . . . .       $   2,022    $        12    $        15     $    2,019
     Federal agencies. . . . . . . . . . . . . . . . .          48,978            710            302         49,386
     State and municipal . . . . . . . . . . . . . . .          15,051            220            127         15,144
     Mortgage and other asset-backed securities. . . .          25,567            127            306         25,388
     Other Securities. . . . . . . . . . . . . . . . .             250                                          250
     Corporate obligations . . . . . . . . . . . . . .          26,120            106            327         25,899
                                                             ---------    -----------     ----------     ----------
          Total. . . . . . . . . . . . . . . . . . . .       $ 117,988    $     1,175    $     1,077     $  118,086
                                                             ---------    -----------     ----------     ----------
                                                             ---------    -----------     ----------     ----------

Securities held to maturity at June 30, 1995:
     U.S. Treasury . . . . . . . . . . . . . . . . . .       $   8,112    $        17    $        36          8,093
     Federal agencies. . . . . . . . . . . . . . . . .          19,748             56            108         19,696
     State and municipal . . . . . . . . . . . . . . .          42,117            350            226         42,241
     Mortgage and other asset-backed securities. . . .           1,316              6                         1,322
     Corporate obligations . . . . . . . . . . . . . .           2,633                            11          2,622
                                                             ---------    -----------     ----------     ----------
          Total. . . . . . . . . . . . . . . . . . . .       $  73,926    $       429    $       381     $   73,974
                                                             ---------    -----------     ----------     ----------
                                                             ---------    -----------     ----------     ----------

Securities available for sale at December 31, 1994:
     U.S. Treasury . . . . . . . . . . . . . . . . . .       $  11,817                   $       550     $   11,267
     Federal Agencies. . . . . . . . . . . . . . . . .          35,565                         1,271         34,294
     State and municipal . . . . . . . . . . . . . . .           9,762    $        31            385          9,408
     Mortgage and other asset-backed securities. . . .          22,171             29            836         21,364
     Corporate obligations . . . . . . . . . . . . . .          24,221              4          1,195         23,030
                                                             ---------    -----------     ----------     ----------
          Total. . . . . . . . . . . . . . . . . . . .       $ 103,536    $        64     $    4,237     $   99,363
                                                             ---------    -----------     ----------     ----------
                                                             ---------    -----------     ----------     ----------

                                                            Page 8 of 20

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                              Gross          Gross
                                                             Amortized     Unrealized     Unrealized         Fair
                                                               Cost           Gains         Losses          Value
                                                              --------    ------------    ----------       --------

Securities held to maturity at December 31, 1994
     U.S. Treasury . . . . . . . . . . . . . . . . . .     $    12,630    $        21    $       222     $   12,429
     Federal agencies. . . . . . . . . . . . . . . . .          24,529             29            469         24,089
     State and municipal . . . . . . . . . . . . . . .          38,117            211            680         37,648
     Mortgage and other asset-backed securities. . . .             370                                          370
     Corporate obligations . . . . . . . . . . . . . .           2,031                            45          1,986
                                                              --------   ------------     ----------       --------
          Total. . . . . . . . . . . . . . . . . . . .        $ 77,677   $        261     $    1,416       $ 76,522
                                                              --------   ------------     ----------       --------
                                                              --------   ------------     ----------       --------


                                                                      Cost
                                                              -----------------------
                                                              June 30,   December 31,
                                                                1995        1994
                                                              --------  -------------
Federal Reserve and Federal Home Loan
Bank stock:
     Federal Reserve Bank stock. . . . . . . . . . . .      $      307     $      307
     Federal Home Loan stock . . . . . . . . . . . . .           1,585          1,572
                                                            ----------     ----------
          Total. . . . . . . . . . . . . . . . . . . .      $    1,892     $    1,879
                                                            ----------     ----------
                                                            ----------     ----------


                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                         (Dollar amounts in thousands)
                                  (Unaudited)

NOTE 4.     Loans and Allowance

                                                                           June 30,     December 31,
                                                                             1995          1994
                                                                          -----------   ------------
Loans:
   Commercial and industrial loans . . . . . . . . . . . . . . . . . .       $ 86,003      $  78,943
   Bankers' acceptances and loans to financial institutions. . . . . .          2,200
   Agricultural production financing and other loans to farmers. . . .          6,735          5,310
   Real estate loans:
     Construction. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,992          8,126
     Commercial and farmland . . . . . . . . . . . . . . . . . . . . .         56,680         64,110
     Residential . . . . . . . . . . . . . . . . . . . . . . . . . . .        176,148        164,760
  Individuals' loans for household and other personal expenditures . .         80,725         78,041
  Tax exempt loans . . . . . . . . . . . . . . . . . . . . . . . . . .            950          1,204
  Other loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,855          1,111
                                                                            ---------      ---------
         Total loans . . . . . . . . . . . . . . . . . . . . . . . . .      $ 419,288      $ 401,605
                                                                            ---------      ---------
                                                                            ---------      ---------

Nonperforming Loans:
  Nonaccruing loans. . . . . . . . . . . . . . . . . . . . . . . . . .      $     346     $      326
  Loans contractually past due 90 days or more other than nonaccruing.            499            703
  Restructured loans . . . . . . . . . . . . . . . . . . . . . . . . .            705            754



                                                                               Six Months Ended
                                                                                   June 30
                                                                          --------------------------
Allowance for loan losses:                                                   1995            1994
                                                                          -----------    -----------
     Balances, January 1 . . . . . . . . . . . . . . . . . . . . . . .     $    4,998        $ 4,800
     Provision for losses. . . . . . . . . . . . . . . . . . . . . . .            320            392
     Recoveries on loans . . . . . . . . . . . . . . . . . . . . . . .             94             84
     Loans charged off . . . . . . . . . . . . . . . . . . . . . . . .           (316)          (353)
                                                                           ----------     ----------
     Balances, June 30 . . . . . . . . . . . . . . . . . . . . . . . .     $    5,096     $    4,923
                                                                           ----------     ----------
                                                                           ----------     ----------

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

     Return on equity exceeded 12 per cent for the first time in 1989, was 12.71 per cent in 1992, 13.01 per cent in 1993, and 13.06 per cent in 1994.

     Improvement was achieved in two of these ratios during the first half of 1995, as compared to the same period in 1994.

-   Earning per share were $1.46, up 7.4 per cent from $1.36
-   Return on assets was 1.53 per cent increasing from 1.45 per cent
- Return on equity totalled 13.11 per cent compared to 13.27 per cent for the first half of 1994

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

     Regulatory capital guidelines require a Tier I risk-based capital ratio of
4.0 per cent, a total risk-based capital ratio of 8.0 per cent and a leverage ratio of 4.0 per cent.

     The Corporation's capital ratios exceed regulatory requirements as shown in the following table (table dollar amounts in thousands).

                                          June 30,  December 31,   June 30,
                                            1995         1994        1994
                                          --------  ------------   --------

Capital to Asset . . . . . . . . . . . .     10.99%        11.02%     10.85%
Tier 1 risk-based capital ratio. . . . .     16.33         16.28      15.98
Total risk-based capital ratio . . . . .     17.44         17.41      17.11
Leverage ratio . . . . . . . . . . . . .     11.35         11.54      10.98


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


                                               Non-Performing Loans
                                              as a Per Cent of Loans
                                            --------------------------
                                            First Merchants     Peer
                                              Corporation       Group
                                            ---------------     -----
June 30, 1995  . . . . . . . . . . . . .            .20%         N/A
December 31, 1994. . . . . . . . . . . .            .26          .98%
December 31, 1993. . . . . . . . . . . .            .30         1.62
December 31, 1992. . . . . . . . . . . .            .41         1.82
December 31, 1991. . . . . . . . . . . .            .86         2.54
December 31, 1990. . . . . . . . . . . .           1.09         2.57


(1) Accruing loans past due 90 days or more, and non-accruing loans, but excluding restructured loans.


     On June 30, 1995, the loan loss reserve stood at $5,096,000. As a per cent of loans, the reserve stood at 1.22 per cent compared to 1.24 per cent at year end 1994, and 1.27 per cent at year end 1993. The provision for loan losses for the first half of 1995 declined to $320,000 from $392,000 for the same period of 1994, based on management's analysis of the adequacy of the reserve in light of improving credit quality in the loan portfolio.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The following table presents loan loss experience for the years indicated and compares the Corporation's loss experience to its peer group (table dollar amounts in thousands).

                                          June 30,  Dec. 31,  Dec. 31,  Dec. 31,  Dec. 31,
                                            1995      1994      1993      1992      1991
                                           -------  --------  --------  --------  --------
Allowance for loan losses:
   Balance at January 1. . . . . . . . .   $ 4,998  $  4,800  $  4,351  $  3,867  $  3,254
   Addition resulting from acquisition .                                               252
                                           -------  --------  --------  --------  --------

Chargeoffs:
   Commercial. . . . . . . . . . . . . .        69       526       391       588       806
   Real estate mortgage. . . . . . . . .                  41       129       100        41
   Installment . . . . . . . . . . . . .       247       346       388       552       511
                                           -------  --------  --------  --------  --------
      Total chargeoffs . . . . . . . . .       316       913       908     1,240     1,358
                                           -------  --------  --------  --------  --------

Recoveries:
   Commercial. . . . . . . . . . . . . .        44       216       240       215       227
   Real estate mortgage. . . . . . . . .         3        30         5        38         7
   Installment . . . . . . . . . . . . .        47        83        98       114        84
                                           -------  --------  --------  --------  --------
      Total recoveries . . . . . . . . .        94       329       343       367       318
                                           -------  --------  --------  --------  --------

Net chargeoffs . . . . . . . . . . . . .       222       584       565       873     1,040
                                           -------  --------  --------  --------  --------

Provision for loan losses. . . . . . . .       320       782     1,014     1,357     1,401

                                           -------  --------  --------  --------  --------
Balance, end of period . . . . . . . . .   $ 5,096  $  4,998  $  4,800  $  4,351  $  3,867
                                           -------  --------  --------  --------  --------
                                           -------  --------  --------  --------  --------

Ratio of net chargeoffs during
  the period to average loans
  during the period annualized . . . . .       .10%      .15%      .16%      .26%      .35%
Peer Group . . . . . . . . . . . . . . .       N/A       .25%      .49%      .65%      .95%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Liquidity and Interest Sensitivity
----------------------------------

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

First Merchants Corporation's liquidity and interest sensitivity position at June 30, 1995, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below presents the Corporation's interest rate sensitivity analysis as of June 30, 1995 (table dollar amounts in thousands).


                                                              Interest-Rate Sensitivity Analysis

                                                                         At June 30, 1995
                                                    --------------------------------------------------------
                                                    1-180       181-365        1-5       Beyond
                                                    Days          Days        Years      5 Years      Total
                                                    --------   ---------     -------     -------     -------
Rate-sensitive assets:
   Federal funds sold and interest-bearing
      time deposits. . . . . . . . . . . . .        $ 40,319                                        $ 40,319
   Investment Securities . . . . . . . . . .          38,211   $  22,445    $119,596   $  13,652     193,904
   Loans . . . . . . . . . . . . . . . . . .         233,528      38,910      96,437      50,413     419,288
                                                    --------   ---------     -------   ---------    --------
Total rate-sensitive assets. . . . . . . . .         312,058      61,355     216,033      64,065     653,511
                                                    --------   ---------     -------   ---------    --------

Rate-sensitive liabilities:
   Interest-bearing deposits . . . . . . . .         209,424      43,845     223,179          55     476,503
   Other borrowed funds. . . . . . . . . . .          51,874       1,000                              52,874
                                                    --------   ---------     -------   ---------    --------
Total rate-sensitive liabilities . . . . . .         261,298      44,845     223,179          55     529,377
                                                    --------   ---------     -------   ---------    --------

Interest rate sensitivity gap by period. . .        $ 50,760    $ 16,510    $ (7,146)   $ 64,010
Cumulative gap . . . . . . . . . . . . . . .          50,760      67,270      60,124     124,134
Cumulative ratio at June 30, 1995. . . . . .            119%        122%        111%        123%
Cumulative ratio at December 31, 1994. . . .            106%        121%        114%        125%


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

     Earning assets declined $ .8 million during 1994 but increased $ 69.3 million during the first half of 1995. Growth over the eighteen month period occurred primarily in loans and short term investments with securities declining.

     The following table presents the earning asset mix for the years ended 1993, 1994 and at June 30, 1995 (table dollar amounts in millions.)


                                                       Earning Assets
                                           ------------------------------------
                                           June 30,  December 31,  December 31,
                                             1995        1994          1993
                                           --------  ------------  ------------
Federal funds sold and interest-bearing
   time deposits . . . . . . . . . . . .   $   40.3       $   3.7       $   1.9
Securities available for sale. . . . . .      118.1          99.3
Securities held to maturity  . . . . . .       73.9          77.7         204.3
Federal Reserve and Federal Home
   Loan Bank stock . . . . . . . . . . .        1.9           1.9           1.9
Loans. . . . . . . . . . . . . . . . . .      419.3         401.6         376.9
                                           --------       -------       -------
   Total . . . . . . . . . . . . . . . .   $  653.5       $ 584.2       $ 585.0
                                           --------       -------       -------
                                           --------       -------       -------

DEPOSITS AND BORROWINGS

     The following tables present the level of deposits and short term borrowings (Federal funds purchased, repurchase agreements with customers, and U.S. Treasury demand notes) based on period end levels and average daily balances for the past two years and most recent quarter (table dollar amounts in millions).

                       Period End Balance
                   ---------------------------

                                   Short-term
                    Deposits       Borrowings
                   ----------     ------------
June 30, 1995 . . . $    562.2     $    52.9
December 31, 1994 .      529.8          39.2
December 31, 1993 .      506.3          46.9

                         Average Balances
                   ------------------------------

                                      Short-term
                      Deposits        Borrowings
                   ------------       ----------
June 30, 1995. . .  $   526.2           $   39.8
December 31, 1994.      514.0               45.6
December 31, 1993.      517.8               35.3


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Net Interest Income
-------------------

     Net interest income is the primary source of the Corporation's earnings.
It is a function of net interest margin and the level of average earning assets.

     The table below presents the Corporation's interest income, interest expense, and net interest income on a fully taxable equivalent basis (FTE) as a per cent of average earning assets for the four-year period ending in 1994 and the first half of 1995 (table dollar amounts in thousands).


               Interest Income  Interest Expense           Net Interest
           (FTE) as a Per Cent     as a Per Cent        Income (FTE) as    Average   Net Interest
                    of Average        of Average  a Per Cent of Average    Earning         Income
                Earning Assets    Earning Assets         Earning Assets     Assets          (FTE)
           ------------------- -----------------  ----------------------  ---------  -------------
1995 (1)                  8.09%             3.32%                  4.77%  $608,164        $29,157
    1994                  7.44              2.70                   4.74    597,102         28,282
    1993                  7.38              2.81                   4.57    587,009         26,806
    1992                  8.31              3.65                   4.66    566,467         26,400
    1991                  9.48              5.05                   4.43    525,799         23,277


(1) First six months annualized


     Asset yields improved slightly in 1994 (.06 per cent), while interest expense declined 11 basis points. The resulting "spread" increase of .17 per cent (4.74% vs 4.57%) accounted for approximately two-thirds of the $1,476,000 increase in net interest income (FTE). The remaining increase is attributable to growth in average earning assets of $10,093,000.

     During the first half of 1995, interest income (FTE) as a per cent of average earning assets increased .65 per cent while interest expense as a per cent of average earning assets grew by just .62 per cent. Consequently, net interest income (FTE) as a per cent of average earning assets grew .03 per cent, contributing to the increase in net interest income (FTE-annualized.) Most of the increase in net interest income (FTE) is due to growth in average assets of just over $11 million.

     The Corporation does consider the effect of changing rates in its loan and deposit pricing and structure decisions, and in its investment strategy; and expects no significant change in net interest income as a result of interest rate changes.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


Other Income
------------

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

     During the first half of 1995, other income equalled $3,211,000, or 2.3 per cent above the first half 1994 level of $3,140,000. Trust revenues grew $40,000, or 3.2 per cent while service charges on deposits were up by $21,000 accounting for most of the $71,000 improvement in other income. Securities losses totaled $66,000 as compared to securities gains in 1994 of $11,000.

Other Expense
-------------

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

     During the first six months of 1995 other expenses were $9,303,000, up $393,000 or 4.4 per cent from the same period in 1994. Salary and benefit expenses grew $392,000, 8.1 per cent, accounting for most of the increase.
Also affecting expenses for the first half of 1995 was a refund from the State of Indiana for intangible taxes paid in 1988 and 1989. The refund served to reduce "other expense" by $238,000.

Income Taxes
------------

     The increase in 1994 tax expense was attributable to a $1,198,000 increase in pre-tax net income.

     During the first six months of 1995, income tax expense grew $170,000 from the same period one year earlier, also due to a $484,000 increase in pre-tax net income.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


     The following is a breakdown, of federal and state income taxes (table dollar amount in thousands).


                         Six Months Ended        Twelve Months Ended
                             June 30,               December 31,
                      --------------------      ---------------------
                         1995        1994         1994             1993
                       -------      -------       -------        -------
Federal taxes. . . .   $ 1,976      $ 1,835       $ 3,735        $ 3,272
State taxes. . . . .       619          590         1,172          1,124
                       -------      -------       -------        -------
   Total . . . . . .   $ 2,595      $ 2,425       $ 4,907        $ 4,396
                       -------      -------       -------        -------
                       -------      -------       -------        -------



Inflation
---------

     Changing prices of goods, services and capital affect the financial position of every business enterprise. The level of market interest rates and the price of funds loaned or borrowed fluctuate due to changes in the rate of inflation and various other factors, including government monetary policy.

     Fluctuating interest rates affect First Merchants' net interest income, loan volume, and other operating expenses, such as employees' salaries and benefits, reflecting the effects of escalating prices, as well as increased levels of operations and other factors. As the inflation rate increases, the purchasing power of the dollar decreases. Those holding fixed rate monetary assets incur a loss while those holding fixed rate monetary liabilities enjoy a gain. The nature of a bank holding company's operations is such that there will be an excess of monetary assets over monetary liabilities and, thus, a bank holding company will tend to suffer from an increase in the rate of inflation and benefit from a decrease.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) No exhibits are required to be filed.

          (b) No reports were filed on Form 8-K during the quarter ended June 30, 1995.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       First Merchants Corporation
                                       ---------------------------
                                          (Registrant)



Date     August 10, 1995              by /s/ Stefan S. Anderson
    ------------------------          ---------------------------
                                         Stefan S. Anderson
                                       President and Director




Date      August  10, 1995            by  /s/ James L. Thrash
     ------------------------           -------------------------
                                           James L. Thrash
                                       Chief Financial & Principal
                                          Accounting Officer

                                                                   Page 20 of 20
                                                                      TOTAL P.27