Form 10-Q
period 1995-09-30
FIRST MERCHANTS CORP
filed 1995-11-13
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995


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

     As of October 30, 1995, there were outstanding 5,049,873 common shares, without par value, of the registrant.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.    Financial information:

 Item 1.   Financial Statements:

           Consolidated Condensed Balance Sheet. . . . . . . . . . . . . .3

           Consolidated Condensed Statement of Income. . . . . . . . . . .4

           Consolidated Condensed Statement of Changes in
           Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .5

           Consolidated Condensed Statement of Cash Flows. . . . . . . . .6

           Notes to Consolidated Condensed Financial Statements. . . . . .7

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . 10


PART II.   Other Information:

 Item 6.   Exhibits and Reports of Form 8-K. . . . . . . . . . . . . . . 18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
PART I.   FINANCIAL INFORMATION
 Item I.   FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (Dollar in thousands, except per share amounts)
                                   (Unaudited)


                                                                                  September 30,   December 31,
                                                                                      1995           1994
                                                                                  -------------  -------------
ASSETS:
  Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   25,849     $   42,684
  Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,998          3,675
                                                                                      ---------      ---------
    Cash and cash equivalent . . . . . . . . . . . . . . . . . . . . . . . . . .         46,847         46,359
  Interest-bearing time deposits . . . . . . . . . . . . . . . . . . . . . . . .             93             23
  Securities available for sale. . . . . . . . . . . . . . . . . . . . . . . . .        135,819         99,363
  Securities held to maturity (fair value $77,946 and $76,522) . . . . . . . . .         77,698         77,677
  Federal Reserve and Federal Home Loan Bank stock . . . . . . . . . . . . . . .          1,892          1,879
  Loans:
    Loans, net of unearned interest. . . . . . . . . . . . . . . . . . . . . . .        407,484        401,605
    Less:   Allowance for loan losses. . . . . . . . . . . . . . . . . . . . . .          5,114          4,998
                                                                                      ---------      ---------
      Net loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        402,370        396,607
  Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,211          9,545
  Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,370          5,627
  Core deposit intangibles and goodwill. . . . . . . . . . . . . . . . . . . . .          1,878          1,977
  Others assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,126          5,549

                                                                                      ---------      ---------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  686,304     $  644,606
                                                                                      ---------      ---------
                                                                                      ---------      ---------
LIABILITIES:
  Deposits:
    Noninterest bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   75,682     $   99,667
    Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        461,649        430,163
                                                                                      ---------      ---------
      Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        537,331        529,830
  Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,243         39,189
  Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,926          1,320
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,598          3,249
                                                                                      ---------      ---------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        608,098        573,588
STOCKHOLDERS' EQUITY:
  Preferred stock, no-par value:
    Authorized and unissued -- 500,000 shares
  Common stock, $.125 stated value:
    Authorized --- 20,000,000 shares
    Issued and outstanding -- 5,056,911 and 3,366,346 shares . . . . . . . . . .            632            421
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .         15,929         16,231
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,323         56,886
  Net unrealized gains (losses) on securities available for sale . . . . . . . .            322         (2,520)
                                                                                      ---------      ---------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .         78,206         71,018
                                                                                      ---------      ---------
      Total liabilities and stockholders' equity . . . . . . . . . . . . . . . .     $  686,304     $  644,606
                                                                                      ---------      ---------
                                                                                      ---------      ---------



See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                              ----------------------    ----------------------
                                                                 1995         1994         1995         1994
                                                              ---------    ---------    ---------    ---------
Interest Income:
  Loans, including fees:
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . .  $   9,590    $   8,301    $  27,952    $  23,280
    Tax exempt . . . . . . . . . . . . . . . . . . . . . . .         35           20           80           64
  Securities:. . . . . . . . . . . . . . . . . . . . . . . .
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . .      2,211        2,039        6,271        6,586
    Tax exempt . . . . . . . . . . . . . . . . . . . . . . .        647          617        1,810        1,817
  Federal Reserve and Federal Home Loan Bank stock . . . . .         37           25          110           73
  Federal funds sold . . . . . . . . . . . . . . . . . . . .        275           14          594           84
  Interest-bearing time deposits . . . . . . . . . . . . . .          1                         2            2
                                                              ---------    ---------    ---------    ---------
      Total interest income. . . . . . . . . . . . . . . . .     12,796       11,016       36,819       31,906
Interest Expense:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . .      5,088        3,600       14,090       10,440
  Short-term borrowings. . . . . . . . . . . . . . . . . . .        752          591        1,846        1,448
                                                              ---------    ---------    ---------    ---------
      Total interest expense . . . . . . . . . . . . . . . .      5,840        4,191       15,936       11,888
                                                              ---------    ---------    ---------    ---------
Net interest income. . . . . . . . . . . . . . . . . . . . .      6,956        6,825       20,883       20,018
Provision for loan losses. . . . . . . . . . . . . . . . . .        160          201          480          593
                                                              ---------    ---------    ---------    ---------
Net interest income after provision for loan losses. . . . .      6,796        6,624       20,403       19,425
Other Income:
  Securities gains (losses), net . . . . . . . . . . . . . .                                  (66)          11
  Other income . . . . . . . . . . . . . . . . . . . . . . .      1,902        1,557        5,179        4,686
                                                              ---------    ---------    ---------    ---------
Total other income . . . . . . . . . . . . . . . . . . . . .      1,902        1,557        5,113        4,697
Total other expenses . . . . . . . . . . . . . . . . . . . .      4,870        4,758       14,173       13,668
                                                              ---------    ---------    ---------    ---------
Income before income tax . . . . . . . . . . . . . . . . . .      3,828        3,423       11,343       10,454
Income tax expense . . . . . . . . . . . . . . . . . . . . .      1,414        1,196        4,009        3,621
                                                              ---------    ---------    ---------    ---------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,414    $   2,227    $   7,334    $   6,833
                                                              ---------    ---------    ---------    ---------
                                                              ---------    ---------    ---------    ---------

Per Share:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $     .48    $     .44    $    1.45    $    1.35
  Dividends. . . . . . . . . . . . . . . . . . . . . . . . .        .20          .19          .57          .52
Weighted average shares outstanding. . . . . . . . . . . . .  5,062,748    5,086,058    5,056,568    5,080,419


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                                         1995           1994
                                                                                      ---------      ---------
BALANCES, JANUARY 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  71,018      $  68,804
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,334          6,833
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,898)        (2,640)
Stock issued under employee benefit plans. . . . . . . . . . . . . . . . . . . .            277            250
Stock issued under dividend reinvestment and stock purchase plan . . . . . . . .            327            261
Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            199             94
Stock redeemed . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (893)          (638)
Change in net unrealized gains (losses) on securities available for sale . . . .          2,842         (1,690)
                                                                                      ---------      ---------
BALANCES, SEPTEMBER 30 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  78,206      $  71,274
                                                                                      ---------      ---------
                                                                                      ---------      ---------


See notes to consolidated condensed financial statements.

                       FIRST MERCHANTS CORPORATION

                               FORM 10-Q
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Dollar amounts in thousands)
                              (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      -------------------
                                                                                        1995       1994
                                                                                      --------   --------
OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,334   $  6,833
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       480        593
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .       899        842
   Securities amortization, net. . . . . . . . . . . . . . . . . . . . . . . . . . .       533        825
   Change in interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      (620)      (214)
   Change in interest payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       606          1
   Loans originated for resale . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,852)
   Proceeds from sales of loans. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,859
   Other adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        64          8
                                                                                      --------   --------
     Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .     9,303      8,888

INVESTING ACTIVITIES:
 Net change in interest-bearing time deposits. . . . . . . . . . . . . . . . . . . .       (70)       254
 Purchases of:
    Securities available for sale. . . . . . . . . . . . . . . . . . . . . . . . . .   (53,645)   (18,204)
    Securities held for maturity . . . . . . . . . . . . . . . . . . . . . . . . . .   (29,107)   (28,382)
 Proceeds from maturities of:
    Securities available for sale. . . . . . . . . . . . . . . . . . . . . . . . . .    10,318     23,870
    Securities held to maturity. . . . . . . . . . . . . . . . . . . . . . . . . . .    28,856     34,875
 Proceeds from sales  of securities available for sale . . . . . . . . . . . . . . .    11,196
 Net change in loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,518)   (17,044)
 Purchases of premises and equipment . . . . . . . . . . . . . . . . . . . . . . . .    (1,565)      (540)
 Other investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       153        467
                                                                                      --------   --------
     Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . .   (40,382)    (4,704)

FINANCING ACTIVITIES:
 Net change in noninterest-bearing, NOW, money market and savings deposits . . . . .   (39,766)    (4,076)
 Net change in certificates of deposit and other time deposits . . . . . . . . . . .    47,267      3,469
 Net change in short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . .    27,054     (4,357)
 Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,898)    (2,640)
 Stock issued under employee benefit plans . . . . . . . . . . . . . . . . . . . . .       277        250
 Stock issued under dividend reinvestment and stock purchase plan. . . . . . . . . .       327        261
 Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       199         94
 Stock redeemed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (893)      (638)
                                                                                      --------   --------
   Net cash provided (used) by financing activities. . . . . . . . . . . . . . . . .    31,567     (7,637)
                                                                                      --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . . . . . . .       488     (3,453)
Cash and Cash Equivalents, January 1 . . . . . . . . . . . . . . . . . . . . . . . .    46,359     26,567
                                                                                      --------   --------
Cash and Cash Equivalents, September 30. . . . . . . . . . . . . . . . . . . . . . .  $ 46,847   $ 23,114
                                                                                      --------   --------
                                                                                      --------   --------


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

NOTE 2.     Changes In Method of Accounting

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

The Corporation adopted SFAS No. 114 on January 1, 1995. The adoption of No. 114 did not have a material impact on the financial condition or the results of operations of the Corporation.

NOTE 3.      Securities


                                                                         GROSS        GROSS
                                                           AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                                              COST       GAINS        LOSSES     VALUE
                                                           ---------   ----------   ----------  --------
Securities available for sale at September 30, 1995:
  U.S. Treasury . . . . . . . . . . . . . . . . . . . . .  $  2,544      $   12        $ 13     $  2,543
  Federal agencies. . . . . . . . . . . . . . . . . . . .    64,191         772         258       64,705
  State and municipal . . . . . . . . . . . . . . . . . .    16,567         307          90       16,784
  Mortgage and other asset-backed securities. . . . . . .    25,167         154         215       25,106
  Other Securities. . . . . . . . . . . . . . . . . . . .       250                                  250
  Corporate obligations . . . . . . . . . . . . . . . . .    26,566         120         255       26,431
                                                           ---------   ----------   ----------  --------
    Total . . . . . . . . . . . . . . . . . . . . . . . .  $135,285      $1,365        $831     $135,819
                                                           ---------   ----------   ----------  --------
                                                           ---------   ----------   ----------  --------


                        FIRST MERCHANTS CORPORATION

                                 FORM 10-Q
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Dollar amounts in thousands)
                                (Unaudited)



                                                                         GROSS        GROSS
                                                           AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                                              COST       GAINS        LOSSES     VALUE
                                                           ---------   ----------   ----------  --------
Securities held to maturity at September 30, 1995:
  U.S. Treasury . . . . . . . . . . . . . . . . . . . . .  $  7,104      $  8          $   25   $ 7,087
  Federal agencies. . . . . . . . . . . . . . . . . . . .    22,227        44              89    22,182
  State and municipal . . . . . . . . . . . . . . . . . .    44,104       412             132    44,384
  Mortgage and other asset-backed securities. . . . . . .     2,143        34                     2,177
  Corporate obligations . . . . . . . . . . . . . . . . .     2,120         2               6     2,116
                                                           --------      ----          ------   -------
    Total . . . . . . . . . . . . . . . . . . . . . . . .  $ 77,698      $500          $  252   $77,946
                                                           --------      ----          ------   -------
                                                           --------      ----          ------   -------

Securities available for sale at December 31, 1994:
  U.S. Treasury . . . . . . . . . . . . . . . . . . . . .  $ 11,817                    $  550   $11,267
  Federal agencies. . . . . . . . . . . . . . . . . . . .    35,565                     1,271    34,294
  State and municipal . . . . . . . . . . . . . . . . . .     9,762      $ 31             385     9,408
  Mortgage and other asset-backed securities. . . . . . .    22,171        29             836    21,364
  Corporate obligations . . . . . . . . . . . . . . . . .    24,221         4           1,195    23,030
                                                           --------      ----          ------   -------
    Total . . . . . . . . . . . . . . . . . . . . . . . .  $103,536      $ 64          $4,237   $99,363
                                                           --------      ----          ------   -------
                                                           --------      ----          ------   -------

Securities held to maturity at December 31, 1994:
  U.S. Treasury . . . . . . . . . . . . . . . . . . . . .  $ 12,630      $ 21          $  222   $12,429
  Federal agencies. . . . . . . . . . . . . . . . . . . .    24,529        29             469    24,089
  State and municipal . . . . . . . . . . . . . . . . . .    38,117       211             680    37,648
  Mortgage and other asset-backed securities. . . . . . .       370                                 370
  Corporate obligations . . . . . . . . . . . . . . . . .     2,031                        45     1,986
                                                           --------      ----          ------   -------
    Total . . . . . . . . . . . . . . . . . . . . . . . .  $ 77,677      $261          $1,416   $76,522
                                                           --------      ----          ------   -------
                                                           --------      ----          ------   -------



                                                                    COST
                                                             -------------------
                                                             SEPT. 30,  DEC. 30,
                                                               1995      1994
                                                             ---------  --------
Federal Reserve and Federal Home Loan Bank stock:
  Federal Reserve Bank stock. . . . . . . . . . . . . . . .   $  307    $  307
  Federal Home Loan stock . . . . . . . . . . . . . . . . .    1,585     1,572
                                                              ------    ------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .   $1,892    $1,879
                                                              ------    ------
                                                              ------    ------


                         FIRST MERCHANTS CORPORATION

                                  FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Dollar amounts in thousands)
                                 (Unaudited)

NOTE 4.    Loans and Allowance



                                                                                September 30,    December 31,
                                                                                    1995            1994
                                                                                -------------    ------------
Loans:
  Commercial and industrial loans. . . . . . . . . . . . . . . . . . . . . . .    $ 76,789        $ 78,943
  Bankers' acceptances and loans to financial institutions . . . . . . . . . .       2,600
  Agricultural production financing and other loans to farmers . . . . . . . .       7,002           5,310
  Real estate loans:
     Construction. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,244           8,126
     Commercial and farmland . . . . . . . . . . . . . . . . . . . . . . . . .      66,367          64,110
     Residential . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     166,672         164,760
  Individuals' loans for household and other personal expenditures . . . . . .      75,815          78,041
  Tax exempt loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         889           1,204
  Other loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,106           1,111
                                                                                -------------    ------------
     Total loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $407,484        $401,605
                                                                                -------------    ------------
                                                                                -------------    ------------

Nonperforming Loans:
  Nonaccruing loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    354        $    326
  Loans contractually past due 90 days or more other than nonaccruing. . . . .         902             703
  Restructured loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         689             754



                                                                               Nine Months Ended
                                                                                 September 30,
                                                                               -----------------
                                                                                 1995     1994
                                                                                ------   ------
Allowance for loan losses:
  Balances, January 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $4,998   $4,800
  Provision for losses . . . . . . . . . . . . . . . . . . . . . . . . . . . .     480      593
  Recoveries on loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     125      249
  Loans charged off  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (489)    (522)
                                                                                ------   ------
  Balances, September 30 . . . . . . . . . . . . . . . . . . . . . . . . . . .  $5,114   $5,120
                                                                                ------   ------
                                                                                ------   ------



NOTE 5.    Stockholders' Equity

On August 8, 1995, the Board of Directors of the Corporation declared a three-for-two stock split on its common shares. The new shares were distributed on October 27, 1995, to holders of record on October 20, 1995. All per share and weighted average share amounts have been restated to give effect of the stock split.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The Corporation has recorded 19 consecutive years of growth in operating earnings per share, reaching $1.81 in 1994, an increase of 9.1 per cent over 1993.

   Return on assets, which exceeded 1 per cent for the first time in 1988, rose to 1.44 per cent in 1994, from 1.39 per cent in 1993, and 1.29 per cent in 1992.

   Return on equity exceeded 12 per cent for the first time in 1989, was
12.71 per cent in 1992, 13.01 per cent in 1993, and 13.06 per cent in 1994.

   Improvement was achieved in each of these ratios during the first nine months of 1995, as compared to the same period in 1994.

   -   Earning per share were $1.45, up 7.4 per cent from $1.35
   -   Return on assets was 1.50 per cent increasing from 1.44 per cent
   - Return on equity totalled 13.06 per cent compared to 13.04 per cent for the first nine months of 1994

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

   The Corporation's capital ratios exceed regulatory requirements as shown in the following table.

                                                September 30,    December 31,   September 30,
                                                    1995             1994           1994
                                                -------------    ------------   -------------
Capital to Asset . . . . . . . . . . . . . . .     11.40%           11.02%         11.42%
Tier 1 risk-based capital ratio. . . . . . . .     17.00            16.28          16.68
Total risk-based capital ratio . . . . . . . .     18.15            17.41          17.87
Leverage ratio . . . . . . . . . . . . . . . .     11.33            11.54          11.32


   The Corporation has an employee stock purchase plan and an employee stock option plan. Activity under this program is detailed in the Consolidated Condensed Statement of Changes in Stockholders' Equity. The transactions under these plans have not had a material effect in the Corporation's capital position.

   On August 8, 1995, the Board of Directors of the Corporation declared a three-for-two stock split on its common shares. The new shares were distributed on October 27, 1995, to holders of record on October 20, 1995. All per share and weighted average share amounts have been restated to give effect of the stock split.

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


                                             Non-Performing Loans
                                            as a Per Cent of Loans
                                           ------------------------
                                           First Merchants    Peer
                                             Corporation      Group
                                           ---------------    -----
September 30, 1995 . . . . . . . . . . .         .31%          N/A
December 31, 1994. . . . . . . . . . . .         .26           .98%
December 31, 1993. . . . . . . . . . . .         .30          1.62
December 31, 1992. . . . . . . . . . . .         .41          1.82
December 31, 1991. . . . . . . . . . . .         .86          2.54
December 31, 1990. . . . . . . . . . . .        1.09          2.57

(1)  Accruing loans past due 90 days or more, and non-accruing loans, but excluding restructured loans.


     On September 30, 1995, the loan loss reserve stood at $5,114,000. As a per cent of loans, the reserve stood at 1.26 per cent compared to 1.24 per cent at year end 1994, and 1.27 per cent at year end 1993. The provision for loan losses for the first nine months of 1995 declined to $480,000 from $593,000 for the same period of 1994, based on management's analysis of the adequacy of the reserve in light of improving credit quality in the loan portfolio.

                        FIRST MERCHANTS CORPORATION

                                  FORM 10-Q

The following table presents loan loss experience for the years indicated and compares the Corporation's loss experience to its peer group (table dollar amounts in thousands).

                                               Sept. 30,     Dec. 31,     Dec. 31,      Dec. 31,     Dec. 31,
                                                 1995          1994        1993           1992         1991
                                               ---------     --------     --------      --------     --------
Allowance for loan losses:
  Balance at January 1 . . . . . . . . . . .    $ 4,998      $ 4,800      $  4,351      $ 3,867       $ 3,254
  Addition resulting from acquisition. . . .                                                              252
                                                -------      -------       -------      -------       -------

Chargeoffs:
  Commercial . . . . . . . . . . . . . . . .        134          526           391          588           806
  Real estate mortgage . . . . . . . . . . .                      41           129          100            41
  Installment. . . . . . . . . . . . . . . .        355          346           388          552           511
                                                -------      -------       -------      -------       -------

    Total chargeoffs . . . . . . . . . . . .        489          913           908        1,240         1,358
                                                -------      -------       -------      -------       -------

Recoveries:
  Commercial . . . . . . . . . . . . . . . .         61          216           240          215           227
  Real estate mortgage . . . . . . . . . . .          3           30             5           38             7
  Installment. . . . . . . . . . . . . . . .         61           83            98          114            84
                                                -------      -------       -------      -------       -------

    Total recoveries . . . . . . . . . . . .        125          329           343          367           318
                                                -------      -------       -------      -------       -------

Net chargeoffs . . . . . . . . . . . . . . .        364          584           565          873         1,040
                                                -------      -------       -------      -------       -------

Provision for loan losses. . . . . . . . . .        480          782         1,014        1,357         1,401
                                                -------      -------       -------      -------       -------

Balance, end of period . . . . . . . . . . .    $ 5,114      $ 4,998       $ 4,800      $ 4,351       $ 3,867
                                                -------      -------       -------      -------       -------
                                                -------      -------       -------      -------       -------

Ratio of net chargeoffs during the period
 to average loans during the period -
 annualized. . . . . . . . . . . . . . . . .       .12%         .15%          .16%          .26%          .35%

Peer Group . . . . . . . . . . . . . . . . .       N/A          .25%          .49%          .65%          .95%


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

     First Merchants Corporation's liquidity and interest sensitivity position at September 30, 1995, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below presents the Corporation's interest rate sensitivity analysis as of September 30, 1995 (table dollar amounts in thousands).


                                                            Interest-Rate Sensitivity Analysis

                                                                   At September 30, 1995
                                                    ----------------------------------------------------
                                                       1-180    181-365     1-5      Beyond
                                                        Days      Days     Years     5 Years    Total
                                                    ---------  --------  ---------  ---------  ---------
Rate-sensitive assets:
  Federal funds sold and interest-bearing
   time deposits. . . . . . . . . . . . . . .       $  21,091                                  $  21,091
  Securities. . . . . . . . . . . . . . . . .          57,655  $ 19,420  $ 124,698  $  13,636    215,409
  Loans . . . . . . . . . . . . . . . . . . .         210,278    43,171    105,125     48,910    407,484
                                                    ---------  --------  ---------  ---------  ---------
Total rate-sensitive assets . . . . . . . . .         289,024    62,591    229,823     62,546    643,984
                                                    ---------  --------  ---------  ---------  ---------

Rate-sensitive liabilities:

  Interest-bearing deposits . . . . . . . . .         206,679    34,282    220,632         56    461,649
  Short-term borrowings . . . . . . . . . . .          65,243     1,000                           66,243
                                                    ---------  --------  ---------  ---------  ---------
Total rate-sensitive liabilities. . . . . . .         271,922    35,282    220,632         56    527,892
                                                    ---------  --------  ---------  ---------  ---------

Interest rate sensitivity gap by period . . .       $  17,102  $ 27,309  $   9,191  $  62,490
Cumulative gap. . . . . . . . . . . . . . . .          17,102    44,411     53,602    116,092
Cumulative ratio at September 30, 1995. . . .            106%      114%       110%       122%
Cumulative ratio at December 31, 1994 . . . .            106%      121%       114%       125%


                         FIRST MERCHANTS CORPORATION

                                  FORM 10-Q


EARNING ASSETS

     Earning assets declined $.8 million during 1994 but increased $59.8 million during the first nine months of 1995. Growth over the nine month period, ending September 30, 1995, occurred in loans, short-term investments, and securities.

     The following table presents the earning asset mix for the years ended 1993, 1994 and at September 30, 1995 (table dollar amounts in millions.)


                                                           Earning Assets
                                           -------------------------------------------
                                           September 30,   December 31,   December 31,
                                               1995           1994            1993
                                           -------------   ------------   ------------
Federal funds sold and interest bearing
   time deposits . . . . . . . . . . . . . $       21.1    $       3.7    $      1.9
Securities available for sale. . . . . . .        135.8           99.3
Securities held to maturity. . . . . . . .         77.7           77.7         204.3
Federal Reserve and Federal Home
 Loan Bank stock . . . . . . . . . . . . .          1.9            1.9           1.9
Loans. . . . . . . . . . . . . . . . . . .        407.5          401.6         376.9
                                           -------------   ------------   ------------
 Total . . . . . . . . . . . . . . . . . . $      644.0    $     584.2    $    585.0
                                           -------------   ------------   ------------
                                           -------------   ------------   ------------


DEPOSITS AND BORROWINGS

     The following table presents the level of deposits and short-term borrowings (Federal funds purchased, repurchase agreements with customers, borrowing from Federal Home Loan Bank, and U.S. Treasury demand notes) based on period end levels and average daily balances for the past two years and most recent quarter (table dollar amounts in millions).

                              Period End Balances        Average Balances
                            -----------------------   ----------------------
                                         Short-term               Short-term
                             Deposits    Borrowings   Deposits    Borrowings
                            ---------    ----------   --------    ----------
September 30, 1995 . . .    $   537.3     $  66.2     $ 528.9     $ 44.5
December 31, 1994. . . .        529.8        39.2       514.0       45.6
December 31, 1993. . . .        506.3        46.9       517.8       35.3

                         FIRST MERCHANTS CORPORATION

                                  FORM 10-Q

NET INTEREST INCOME

     Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

     The table below presents the Corporation's interest income, interest expense, and net interest income on a fully taxable equivalent basis (FTE) as a per cent of average earning assets for the four-year period ending in 1994 and the first nine months of 1995 (table dollar amounts in thousands).

              Interest Income  Interest Expense    Net Interest
               (FTE) as a Per    as a Per Cent    Income (FTE) as     Average    Net Interest
              Cent of Average     of Average       a Per Cent of      Earning      Income
               Earning Assets   Earning Assets     Earning Assets      Assets       (FTE)
              ---------------  ----------------   ---------------   -----------  ------------
1995 (1) . .       8.15%             3.43%              4.72%        $619,008      $29,201
1994 . . . .       7.44              2.70               4.74          597,102       28,282
1993 . . . .       7.38              2.81               4.57          587,009       26,806
1992 . . . .       8.31              3.65               4.66          566,467       26,400
1991 . . . .       9.48              5.05               4.43          525,799       23,277


(1) First nine months annualized

     Asset yields improved slightly in 1994 (.06 per cent), while interest expense declined 11 basis points. The resulting "spread" increase of .17 per cent (4.74% vs 4.57%) accounted for approximately two-thirds of the $1,476,000 increase in net interest income (FTE). The remaining increase is attributable to growth in average earning assets of $10,093,000.

     During the first nine months of 1995, interest income (FTE) as a per cent of average earning assets increased .71 per cent while interest expense as a per cent of average earning assets grew by .73 per cent. Consequently, net interest income (FTE) as a per cent of average earning assets declined
 .02 per cent. The increase in net interest income (FTE) is due to growth in average earning assets of over $21.9 million.

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

     During the first nine months of 1995, other income equaled $5,113,000, or $416,000 (8.9 per cent) above the first nine month 1994 level of $4,697,000. Trust revenues grew $101,000, or 5.3 per cent; and approximately $8,000,000 of the Corporations student aid loans were sold in July 1995 at a gain of $205,000, accounting for most of the increase..

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

     During the first nine months of 1995 other expenses were $14,173,000, up $505,000 or 3.7 per cent from the same period in 1994. Salary and benefit expenses grew $428,000 (5.7 per cent), premises and equipment expense increased $166,000 (8.2 per cent), marketing expense rose $146,000 (42.0 per cent), and stationery printing and supplies expense increased by $135,000 (24.3 per cent). These increases totaled $875,000 in the aggregate, and were offset by a refund from the state of Indiana for intangibles taxes paid in 1988 and 1989 in the amount of $238,000 and by a reduction in deposit insurance premiums of $308,000.

INCOME TAXES

     The increase in 1994 tax expense was attributable to a $1,198,000 increase in pre-tax net income.

     During the first six months of 1995, income tax expense grew $170,000 from the same period one year earlier, primarily due to a $889,000 increase in pre-tax net income.

                         FIRST MERCHANTS CORPORATION

                                  FORM 10-Q


     The following table presents a breakdown, of federal and state income taxes (table dollar amount in thousands).

                     Nine Months Ended    Twelve Months Ended
                         September 30,        December 31,
                     ------------------   -------------------
                       1995       1994      1994       1993
                     -------    -------    -------    -------
Federal taxes. . .   $ 3,043    $ 2,733    $ 3,735    $ 3,272
State taxes. . . .       966        888      1,172      1,124
                     -------    -------    -------    -------
    Total. . . . .   $ 4,009    $ 3,621    $ 4,907    $ 4,396
                     -------    -------    -------    -------
                     -------    -------    -------    -------

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

                         FIRST MERCHANTS CORPORATION

                                  FORM 10-Q

                         PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibit 27. Financial Data Schedule

     (b) Form 8-K was filed August 15, 1995 for a 3 for 2 stock split dividend effective October 27, 1995.

                         FIRST MERCHANTS CORPORATION

                                  FORM 10-Q

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST MERCHANTS CORPORATION
                                     (Registrant)


Date      November 9, 1995     by    /s/ STEFAN S. ANDERSON
      -----------------------      -----------------------------------------
                                       Stefan S. Anderson
                                       President and Director




Date      November 9, 1995     by    /s/ JAMES L. THRASH
      -----------------------      -----------------------------------------
                                       James L. Thrash
                                       Chief Financial & Principal
                                       Accounting Officer