Form 10-K405
period 1995-12-31
FIRST MERCHANTS CORP
filed 1996-03-22
CIK 712534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995       Commission file number 0-17071

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $117,223,514 as of March 5, 1996.

     As of March 5, 1996 there were outstanding 5,057,632 common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             Part of Form 10-K
          Documents                        Into Which Incorporated
          ---------                        -----------------------

1995 Annual Report to Stockholders           Part II (Items 5 through 8)
Definitive Proxy Statement for
  Annual Meeting of Shareholders
  to be held April 4, 1996                   Part III (Items 10 through 13)

EXHIBIT INDEX:  Page 26                                Total Pages 157

FORM 10-K TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                     Page

Part I

     Item 1  - Business . . . . . . . . . . . . . . . . . . . . . . .   3

     Item 2  - Properties . . . . . . . . . . . . . . . . . . . . . .  18

     Item 3  - Legal Proceedings. . . . . . . . . . . . . . . . . . .  18

     Item 4  - Submission of Matters to a Vote of Security Holders. .  18

     Supplemental Information - Executive Officers of the Registrant.  19

Part II

     Item 5  - Market For the Registrant's Common Equity and
               Related Stockholder Matters. . . . . . . . . . . . . .  20

     Item 6  - Selected Financial Data. . . . . . . . . . . . . . . .  20

     Item 7  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . .  20

     Item 8  - Financial Statements and Supplementary Data. . . . . .  20

     Item 9  - Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosures . . . . . . . . .  20

Part III

     Item 10  - Directors and Executive Officers of the Registrant. .  21

     Item 11  - Executive Compensation  . . . . . . . . . . . . . . .  21

     Item 12  - Security Ownership of Certain Beneficial
                Owners and Management . . . . . . . . . . . . . . . .  21

     Item 13  - Certain Relationships and Related Transactions  . . .  21

Part IV

     Item 14  - Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K. . . . . . . . . . . . . . . . .   22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

Index to Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . .   26

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

As of December 31, 1995, the Corporation had consolidated assets of $707.9 million, consolidated deposits of $588.2 million and stockholders' equity of $80.5 million.

The Corporation is headquartered in Muncie, Indiana, and is presently engaged in conducting commercial banking business through the 21 offices of its three banking subsidiaries. As of December 31, 1995, the Corporation and its subsidiaries had 379 full-time equivalent employees.

Through its subsidiaries, the Corporation offers a broad range of financial services, including: accepting time and transaction deposits; making consumer, commercial, agri-business and real estate mortgage loans; issuing credit cards; renting safe deposit facilities; providing personal and corporate trust services; and providing other corporate services, letters of credit and repurchase agreements.

ACQUISITION POLICY AND PENDING TRANSACTIONS

The Corporation anticipates that it will continue its policy of geographic expansion through consideration of acquisitions of additional financial institutions. Management of the Corporation periodically engages in reviewing and analyzing potential acquisitions. The Corporation is a party to a definitive agreement to merge with Union National Bancorp and thereby acquire its wholly-owned subsidiary, The Union County National Bank of Liberty. Union National Bancorp's principal executive offices are located in Liberty, Indiana. The Corporation is also a party to a definitive agreement to merge with Randolph County Bancorp and thereby acquire its wholly-owned subsidiary, The Randolph County Bank. Randolph County Bancorp's principal executive offices are located in Winchester, Indiana.

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

SUPERVISION AND REGULATION

The Corporation is a bank holding company ("BHC") subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act generally requires a BHC to obtain prior approval of the Federal Reserve Board (the "FRB") to acquire or hold more than a 5% voting interest in any bank. The Act restricts the non-banking activities of BHCs to those which are closely related to banking activities. As a result of the provisions in the Financial Institutional Reform, Recovery and Enforcement Act of 1989, BHCs may now own and operate savings and loan

--------------------------------------------------------------------------------
associations or savings banks which, in the past, was prohibited. First Merchants is a national bank and is supervised, regulated and examined by the Comptroller of the Currency. Pendleton and First United are state banks and are supervised, regulated and examined by the Indiana Department of Financial Institutions (the "DFI"). In addition, First Merchants, as a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve. In addition, Pendleton and First United, which are not members of the Federal Reserve System, are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First Merchants, Pendleton, and First United (the "Banks") are insured by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines their activities represent an unsafe and unsound practice or violation of law.

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

The Riegle Community Development and Regulatory Improvement Act of 1994 (Act) was signed into law in 1994. The Act contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. The Act grants the authority to several agencies to promulgate regulations under the Act. No regulations have yet been promulgated. The Corporation cannot predict with certainty the impact of the Act on the banking industry.

In September, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) was enacted into law. The Interstate Act authorized interstate acquisitions, mergers and bank branching and agency banking with affiliates in different states. The Interstate Act amends the Bank Holding Company Act to allow adequately capitalized and managed bank holding companies to acquire a bank located in another state beginning in September, 1995. The new act permits full interstate branching after June 1, 1997. After that date, BHCs may merge

--------------------------------------------------------------------------------
existing bank subsidiaries into one bank, with banks also permitted to merge unaffiliated banks across state lines. States may permit interstate branching earlier than June 1, 1997, where both states involved with a bank merger expressly permit it by statute. The Interstate Act permits states to enact a law expressly prohibiting interstate mergers. Such laws must apply equally to all out-of-state banks and be passed before June 1, 1997.

The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary banks cannot be predicted.

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

CAPITAL REQUIREMENTS

The Corporation and its subsidiary banks must meet certain minimum capital requirements mandated by the FRB, the FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. As of January 1, 1991, the FRB required bank holding companies to maintain a minimum Tier 1 leverage ratio to 3 per cent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 ratio is 3 per cent plus an additional cushion of 100 to 200 basis points. As of December 31, 1995, the Corporation's leverage ratio of capital to total assets was 11.13 per cent.

The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Corporation and its subsidiaries had capital to assets ratios and risk-adjusted capital ratios at December 31, 1995, in excess of the applicable regulatory minimum requirements.

The following table summarizes the Corporation's risk-adjusted capital ratios under FRB guidelines at December 31, 1995:


                                                Corporation's   Regulatory
                                                Consolidated      Minimum
                                                    Ratio       Requirement
                                                    -----       -----------
Tier 1 Capital to Risk-Weighted
  Assets Ratio . . . . . . . . . . . . . . . .      16.99%        4.00%

Total Capital to Risk-Weighted
  Assets Ratio . . . . . . . . . . . . . . . .      18.07%        8.00%

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

                                                             1995                       1994                       1993
                                                 ---------------------------  -------------------------  --------------------------
                                                           Interest                   Interest                   Interest
                                                 Average    Income/  Average  Average  Income/  Average  Average  Income/  Average
                                                 Balance    Expense   Rate    Balance  Expense   Rate    Balance  Expense   Rate
                                                 -------    -------   ----    -------  -------   ----    -------  -------   ----
                                                              (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
 Federal funds sold . . . . . . . . . . . . .     $ 16,426   $   907   5.5% $  4,808   $    217   4.5%  $ 15,653   $   454     2.9%
 Interest-bearing time deposits . . . . . . .           87         4   4.6        35          2   5.7        648        35     5.4
 Federal Reserve and
 Federal Home Loan Bank stock   . . . . . . .        1,888       149   7.9     1,879        103   5.5        522        29     5.6
 Securities:
  Taxable  . . . . . . . . . . . . . . . . . .     146,140     8,624   5.9   149,063      8,552   5.7    163,006    10,265     6.3
  Tax-exempt . . . . . . . . . . . . . . . . .      51,303     3,807   7.4    52,678      3,690   7.0     50,152     3,631     7.2
                                                   ------- ---------        --------   --------          -------   -------
   Total Securities . . . . . . . . . . . . .      197,443    12,431   6.3   201,741     12,242   6.1    213,158    13,896     6.5
 Mortgage loans held for sale  . . . . . . . .         281        22   7.8
 Loans:*
  Commercial . . . . . . . . . . . . . . . . .     169,608    16,339   9.6   156,465     12,861   8.2    148,657    10,919     7.3
  Bankers' acceptance and commercial paper
   purchased   . . . . . . . . . . . . . . . .       2,590       149   5.8       454         22   4.8        112         4     3.6
 Real estate mortgage. . . . . . . . . . . . .     150,933    13,062   8.7   143,568     11,711   8.2    132,932    11,364     8.5
 Installment . . . . . . . . . . . . . . . . .      89,692     8,179   9.1    86,824      7,128   8.2     73,226     6,418     8.8
 Tax-exempt loans. . . . . . . . . . . . . . .         836        86  10.3     1,328        127   9.6      2,101       185     8.8
                                                   ------- ---------        --------   --------          -------   -------
    Total loans . . . . . . . . . . . . . . .      413,659    37,815   9.1   388,639     31,849   8.2    357,028    28,890     8.1
                                                   ------- ---------        --------   --------          -------   -------
    Total earning assets. . . . . . . . . . .      629,784    51,328   8.2   597,102     44,413   7.4    587,009    43,304     7.4
                                                           ---------                   --------                    -------
 Net unrealized loss on securities
   available for sale  . . . . . . . . . . . .     ( 1,462)                   (1,387)
 Allowance for loan losses . . . . . . . . . .     ( 5,074)                   (4,936)                     (4,584)
 Cash and due from banks . . . . . . . . . . .      22,049                    23,316                      23,373
 Premises and equipment  . . . . . . . . . . .       9,957                     9,318                       8,634
 Other assets  . . . . . . . . . . . . . . . .      10,093                    11,455                      11,966
                                                  --------                  --------                    --------
    Total assets  . . . . . . . . . . . . . .     $665,347                  $634,868                    $626,398
                                                  --------                  --------                    --------
                                                  --------                  --------                    --------
Liabilities:
 Interest-bearing deposits:
   NOW accounts . . . . . . . . . . . . . . .     $ 85,532     1,931   2.3  $ 85,973      1,786   2.1   $ 79,106     1,811     2.3
   Money market deposit accounts. . . . . . .       94,710     3,675   3.9   105,083      3,101   3.0    111,136     3,112     2.8
   Savings deposits . . . . . . . . . . . . .       53,202     1,434   2.7    55,755      1,429   2.6     51,697     1,414     2.7
   Certificates and other time deposits . . .      230,659    12,525   5.4   195,475      7,978   4.1    206,833     9,094     4.4
                                                  --------   -------        --------    -------         --------    ------
    Total interest-bearing deposits . . . . .      464,103    19,565   4.2   442,286     14,294   3.2    448,772    15,431     3.4
 Short-term borrowings  . . . . . . . . . . .       44,799     2,490   5.6    45,639      1,837   4.0     35,317     1,067     3.0
 Federal Home Loan Bank advance . . . . . . .          515        28   5.4
                                                  --------   -------        --------    -------         --------    ------
    Total interest-bearing liabilities. . . .      509,417    22,083   4.3   487,925     16,131   3.3    484,089    16,498     3.4
 Noninterest-bearing deposits . . . . . . . .       74,436                    71,743                      69,054
 Other liabilities  . . . . . . . . . . . . .        5,493                     5,096                       6,368
                                                  --------                  --------                    --------
    Total liabilities . . . . . . . . . . . .      589,346                   564,764                     559,511
 Stockholders' equity . . . . . . . . . . . .       76,001                    70,104                      66,887
                                                  --------                  --------                    --------
    Total liabilities and stockholders' equity    $665,347    22,083   3.5**$634,868     16,131   2.7** $626,398    16,498     2.8**
                                                  --------    ------        --------    -------         --------    ------
                                                  --------                  --------                    --------
    Net interest income . . . . . . . . . . .               $ 29,245   4.6             $ 28,282   4.7              $26,806     4.6
                                                            --------                   --------                    -------
                                                            --------                   --------                    -------
   *Nonaccruing loans have been included in the average balances.
  **Total interest expense divided by total earning assets
Adjustment to convert tax exempt investment
securities to fully taxable equivalent basis,
using marginal rate of 35% for 1995 and 34%
for 1994 and 1993 ..................                        $  1,364                   $  1,299                    $ 1,298
                                                            --------                   --------                    -------
                                                            --------                   --------                    -------

--------------------------------------------------------------------------------

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


                                                       1995 Compared to 1994                         1994 Compared to 1993
                                                    Increase (Decrease) Due To                     Increase (Decrease) Due To
                                                 ---------------------------------                 --------------------------
                                                 Volume           Rate       Total             Volume          Rate           Total
                                                 ------           ----       -----             ------          ----           -----
                                                                   (Dollars in Thousands on Fully Taxable Equivalent Basis)
Interest income:
 Federal funds sold . . . . . . .                $  632        $    58        $   690         $ (411)        $  174         $ (237)
 Interest-bearing time
  deposits. . . . . . . . . . . .                     2                             2            (35)             2            (33)
 Federal Reserve and Federal
  Home Loan Bank stock. . . . . .                                   46             46             75             (1)           (74)
 Securities . . . . . . . . . . .                  (243)           432            189           (769)          (885)        (1,654)
 Mortgage loans held for sale . .                    22                            22
 Loans. . . . . . . . . . . . . .                 2,206          3,760          5,966          2,597            362          2,959
                                                 -------        -------        -------        -------        -------        -------
  Totals. . . . . . . . . . . . .                 2,619          4,296          6,915          1,457           (348)         1,109
                                                 -------        -------        -------        -------        -------        -------
Interest expense:
 NOW accounts . . . . . . . . . .                 (  10)           155            145            145           (170)           (25)
 Money market deposit
  accounts. . . . . . . . . . . .                 ( 326)           900            574           (197)           186            (11)
 Savings deposits . . . . . . . .                 (  58)            63              5             81            (66)            15
 Certificates and other
  time deposits . . . . . . . . .                 1,647          2,900          4,547           (498)          (618)        (1,116)
 Short-term borrowings. . . . . .                 (  36)           689            653            360            410            770
 Federal Home Loan Bank advance .                    28                            28
                                                 -------        -------        -------        -------        -------        -------
  Totals. . . . . . . . . . . . .                 1,245          4,707          5,952           (109)          (258)          (367)
                                                 -------        -------        -------        -------        -------        -------

Change in net interest
 income (fully taxable
 equivalent basis). . . . . . . .                $1,374         $ (411)           963         $1,566         $  (90)         1,476
                                                 -------        -------                       -------        -------
                                                 -------        -------                       -------        -------
Tax equivalent adjustment
 using marginal rate
 of 35% for 1995 and 34% for
 1994 and 1993. . . . . . . . . .                                                ( 65)                                          (1)
                                                                               -------                                      -------



Change in net interest
 income . . . . . . . . . . . . .                                              $  898                                       $1,475
                                                                               -------                                      -------
                                                                               -------                                      -------

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                         Gross        Gross
                                         Amortized    Unrealized    Unrealized     Fair
                                            Cost         Gains        Losses       Value
                                        -----------  ------------  ------------  ----------
                                          (Dollars in Thousands)
Available for sale at December 31, 1995:
 U.S. Treasury. . . . . . . . . . . .     $   4,531    $      26    $       3    $   4,554
 Federal agencies . . . . . . . . . .        67,518        1,299           72       68,745
 State and municipal. . . . . . . . .        18,769          398           37       19,130
 Mortgage and other
  asset-backed securities. . . . . . .       24,023          210          121       24,112
 Corporate obligations. . . . . . . .        26,120          264           55       26,329
 Marketable equity securities . . . .           250                                    250
                                        -----------  ------------  ------------  ----------
   Total available for sale . . . . . .     141,211        2,197          288      143,120

Held to maturity at December 31, 1995:
 U.S. Treasury. . . . . . . . . . . .         3,103            8            2        3,109
 Federal agencies . . . . . . . . . .        11,645           69           21       11,693
 State and municipal. . . . . . . . .        40,013          483           57       40,439
 Mortgage and other
  asset-backed securities. . . . . . .        2,953            8            1        2,961
 Corporate obligations. . . . . . . .           500                                    499
                                        -----------  ------------  ------------  ----------
  Total held to maturity . . . . . . .       58,214          568           81       58,701
                                        -----------  ------------  ------------  ----------
  Total investment securities. . . . .    $ 199,425     $  2,765    $     369    $ 201,821
                                        -----------  ------------  ------------  ----------
                                        -----------  ------------  ------------  ----------

Available for sale at December 31, 1994:
 U.S. Treasury. . . . . . . . . . . .     $  11,817                 $     550    $  11,267
 Federal agencies . . . . . . . . . .        35,565                     1,271       34,294
 State and municipal. . . . . . . . .         9,762     $     31          385        9,408
 Mortgage and other
  asset-backed securities. . . . . . .       22,171           29          836       21,364
 Corporate obligations. . . . . . . .        24,221            4        1,195       23,030
                                        -----------  ------------  ------------  ----------
   Total available for sale . . . . .       103,536           64        4,237       99,363

Held to maturity at December 31, 1994:
 U.S. Treasury. . . . . . . . . . . .        12,630           21          222       12,429
 Federal agencies . . . . . . . . . .        24,529           29          469       24,089
 State and municipal. . . . . . . . .        38,117          211          680       37,648
 Mortgage and other
  asset-backed securities. . . . . . .          370                                    370
 Corporate obligations. . . . . . . .         2,031                        45        1,986
                                        -----------  ------------  ------------  ----------
  Total held to maturity . . . . . . .       77,677          261        1,416       76,522
                                        -----------  ------------  ------------  ----------
  Total investment securities. . . . .    $ 181,213     $    325     $  5,653    $ 175,885
                                        -----------  ------------  ------------  ----------
                                        -----------  ------------  ------------  ----------

-------------------------------------------------------------------------------

                                                            Gross        Gross
                                          Amortized      Unrealized    Unrealized      Fair
                                             Cost           Gains        Losses       Value
                                          ----------     -----------   ----------   ---------
Held to maturity at December 31, 1993:
  U.S. Treasury. . . . . . . . . . . .    $  45,397      $    654       $      1    $  46,050
  Federal agencies . . . . . . . . . .       53,452           691             62       54,081
  State and municipal. . . . . . . . .       44,866         1,211             55       46,022
  Mortgage and other
    asset-backed securities. . . . . .       23,690           219             93       23,816
  Corporate obligations. . . . . . . .       36,958           582             87       37,453
                                          ---------      --------      ---------    ---------
     Total investment securities. . .     $ 204,363      $  3,357      $     298    $ 207,422
                                          ---------      --------      ---------    ---------
                                          ---------      --------      ---------    ---------

                                                         Cost
                                       ----------------------------------------
                                           1995          1994           1993
                                       -----------    ----------   ------------
Federal Reserve and Federal Home Loan
Bank stock at December 31:
  Federal Reserve Bank stock . . . . . $     307      $     307      $     307
  Federal Home Loan Bank stock . . . .     1,585          1,572          1,572
                                       ---------      ---------      ---------

      Total. . . . . . . . . . . . . . $   1,892      $   1,879      $   1,879
                                       ---------      ---------      ---------
                                       ---------      ---------      ---------

The Fair Value of Federal Reserve and Federal Home Loan Bank stock approximates cost.


The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 1995 were:

Securities available for sale December 31, 1995:

                                       Within 1 Year              1-5 Years               5 - 10 Years
                                   ---------------------    ---------------------     ------------------
                                     Amount       Yield*      Amount      Yield*       Amount     Yield*
                                   ---------     -------    ---------    --------     --------    ------
U.S. Treasury. . . . . . . . . .    $  1,519       5.37%     $ 3,035       5.69%
Federal Agencies . . . . . . . .      17,194       6.26       50,452       6.37        $ 1,099     8.12%
State and Municipal. . . . . . .                              11,891       7.29          7,239     7.76
Corporate Obligations. . . . . .       5,923       5.12       18,826       5.89          1,580     6.93
Marketable Equity Security . . .         250
Mortgage and other
 asset-backed  . . . . . . . . .
                                    --------                --------                   -------
   Total . . . . . . . . . . . .    $ 24,886       5.87     $ 84,204       6.37        $ 9,918     7.67
                                    --------                --------                   -------
                                    --------                --------                   -------

                                                                   Mortgage and other
                                  Due After Ten Years               asset-backed             Total
                                  -------------------               ------------             -----
                                      Amount        Yield*     Amount        Yield*     Amount        Yield*
                                      ------        -----      ------        -----      ------        ------
U.S. Treasury. . . . . . . . . .                                                        $  4,554      5.59%
Federal Agencies . . . . . . . .                                                          68,745      6.37
State and Municipal. . . . . . .                                                          19,130      7.46
Corporate Obligations. . . . . .                                                          26,329      5.78
Marketable Equity Security . . .                                                             250
Mortgage and other
 asset-backed. . . . . . . . . .                              $ 24,112       6.12%        24,112      6.12
                                                              --------                  --------
                                                              --------                  --------
   Total . . . . . . . . . . . .                              $ 24,112       6.12       $143,120      6.34
                                                              --------                  --------
                                                              --------                  --------

-------------------------------------------------------------------------------

Securities held to maturity at December 31, 1995:

                                       Within 1 Year              1-5 Years               5 - 10 Years
                                   ---------------------    ---------------------     ------------------
                                     Amount       Yield*      Amount      Yield*       Amount     Yield*
                                   ---------     -------    ---------    --------     --------    ------
U.S. Treasury. . . . . . .          $ 3,103        5.87%
Federal Agencies . . . . .            6,898        6.13      $ 4,747        6.00%
State and Municipal. . . .            8,692        7.44       27,835        7.02       $ 2,866     8.27%
Corporate Obligations. . .              500        4.45
Mortgage and other
  asset-backed . . . . . .          -------                  -------
   Total . . . . . . . . .          $19,193        6.64      $32,582        6.87       $ 2,866     8.27
                                    -------                  -------                   -------
                                    -------                  -------                   -------


                                                                Mortgage and other
                                      Due After Ten Years         asset-backed               Total
                                      -------------------         ------------        ------------------
                                      Amount        Yield*     Amount        Yield*    Amount     Yield*
                                      ------        -----      ------        -----    --------    ------
U.S. Treasury. . . . . . .                                                             $ 3,103     5.87%
Federal Agencies . . . . .                                                              11,645     6.08
State and Municipal. . . .           $  620          8.95%                              40,013     7.23
Corporate Obligations. . .                                                                 500     4.45
Mortgage and other
 asset-backed . . . . . .                                     $ 2,953         6.85%      2,953     6.85
                                     -------                  -------                  -------
                                     -------                  -------                  -------
    Total  . . . . . . . .           $   620         8.95     $ 2,953         6.85     $58,214     6.88
                                     -------                  -------                  -------
                                     -------                  -------                  -------

   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.




Federal Reserve and Federal Home Loan Bank stock at December 31, 1995:

                                                      Amount        Yield
                                                      ------        -----
Federal Reserve Bank stock. . . . . . .             $   307         6.00%
Federal Home Loan Bank stock. . . . . .               1,585         8.00
                                                    -------
  Total . . . . . . . . . . . . . . . .             $ 1,892         7.68
                                                    -------
                                                    -------

LOAN PORTFOLIO

Types of Loans
--------------

The loan portfolio at the dates indicated is presented below:

                                       1995         1994        1993        1992        1991
                                      ------       ------      ------      ------      ------
                                                    (Dollars in Thousands)

Loans at December 31:

  Commercial and
    industrial loans.. . . . . . . . $ 85,690     $ 78,943    $ 76,760     $ 70,959    $ 76,245
  Bankers acceptances and loans
    to financial institutions. . . .    2,925                    3,000        9,496       2,092
  Agricultural production
    financing and other loans
    to farmers.. . . . . . . . . . .    5,796        5,310       5,591        6,240       6,887
  Real estate loans:
    Construction.. . . . . . . . . .    9,913        8,126       8,127        2,619       3,191
    Commercial and farmland. . . . .   66,749       64,110      58,235       52,402      51,323
    Residential. . . . . . . . . . .  166,414      164,760     150,572      140,526     120,281
  Individuals' loans for
    household and other
    personal expenditures. . . . . .   79,993       78,041      70,347       60,625      58,000
  Tax-exempt loans . . . . . . . . .      863        1,204       1,474        2,402       2,309
  Other loans. . . . . . . . . . . .      651        1,111       2,766        5,039       3,054
                                     --------     --------    --------     --------    --------
     Total loans . . . . . . . . . . $418,994     $401,605    $376,872     $350,308    $323,382
                                     --------     --------    --------     --------    --------
                                     --------     --------    --------     --------    --------

At December 31, 1995, the Corporation had Residential Real Estate Loans Held for Sale of $735,522.


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding commercial real estate, farmland, residential real estate and individuals' loans) outstanding as of December 31, 1995. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                           Maturing
                                          --------------------------------------------
                                          Within         1-5        Over 5
                                          1 Year        Years        Years      Total
                                          --------     -------      --------   -------
                                                     (Dollars in Thousands)

Commercial and industrial loans . . .     $ 45,440     $ 18,497     $ 21,753   $ 85,690
Agricultural production financing
  and other loans to farmers. . . . .        4,342          835          619      5,796
Real estate - Construction. . . . . .        8,075           13        1,825      9,913
Tax-exempt loans. . . . . . . . . . .          122          329          412        863
Other loans . . . . . . . . . . . . .          651                                  651
                                          --------     --------     --------   --------
     Total                                $ 58,630     $ 19,674     $ 24,609   $102,913
                                          --------     --------     --------   --------
                                          --------     --------     --------   --------


                                       Maturing
                                ----------------------
                                 1 - 5           Over
                                 Years          5 Years
                                -------       ---------
                                 (Dollars in Thousands)

Loans maturing after one
year with:

 Fixed rates. . . . . . .       $  5,625      $ 10,190
 Variable rate. . . . . .         14,049        14,419
                                --------      --------
   Total. . . . . . . . .       $ 19,674      $ 24,609
                                --------      --------
                                --------      --------



RISK ELEMENTS
                                                           December 31
                                       ---------------------------------------------------

                                         1995       1994       1993      1992       1991
                                       --------   --------   --------  --------   --------
                                                     (Dollars in Thousands)
Nonaccruing loans . . . . . . . . . .   $ 133      $ 326       $ 527    $ 493      $1,434
Loans contractually past due 90
 days or more other than
 nonaccruing. . . . . . . . . . . . .     863        703         616      949       1,356
Restructured loans. . . . . . . . . .     625        754         879      548         828


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

Interest income of $55,601 for the year ended December 31, 1995, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $59,168 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $3,122,000 as of December 31, 1995, not included in the risk elements table, which are current as to principal and interest, about which there are doubts as to the to the borrowers' ability to comply with present repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.


                                           1995       1994      1993      1992      1991
                                        --------   --------  --------  --------   -------
                                                      (Dollars in Thousands)
Allowance for loan losses:

  Balance at January 1 . . . . . .     $ 4,998     $ 4,800   $ 4,351   $ 3,867    $ 3,254
  Addition resulting from
    acquisition. . . . . . . . . .                                                    252

  Chargeoffs:
    Commercial . . . . . . . . . .         586         526       391       588        806
    Real estate mortgage . . . . .                      41       129       100         41
    Installment. . . . . . . . . .         296         346       388       552        511
                                       -------      ------    ------   -------    -------
     Total chargeoffs. . . . . . .         882         913       908     1,240      1,358
                                       -------      ------    ------   -------    -------
  Recoveries:
    Commercial . . . . . . . . . .          89         216       240       215        227
    Real estate mortgage . . . . .           4          30         5        38          7
    Installment. . . . . . . . . .         108          83        98       114         84
                                       -------      ------    ------   -------    -------
     Total recoveries. . . . . . .         201         329       343       367        318
                                       -------      ------    ------   -------    -------
  Net chargeoffs . . . . . . . . .         681         584       565       873      1,040
                                       -------      ------    ------   -------    -------
  Provisions for loan losses . . .         640         782     1,014     1,357      1,401
                                       -------      ------    ------   -------    -------
  Balance at December 31 . . . . .     $ 4,957     $ 4,998   $ 4,800   $ 4,351    $ 3,867
                                       -------      ------    ------   -------    -------
                                       -------      ------    ------   -------    -------
Ratio of net chargeoffs during the
  period to average loans
  outstanding during the period. .         .16%        .15%      .16%      .26%       .35%
Peer Group . . . . . . . . . . . .       N/A           .25%      .49%      .65%       .95%



ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:


                                          1995                   1994
                                   ---------------------  ---------------------
                                     Amount    Per Cent    Amount    Per Cent
                                   ---------  ----------  --------  -----------
                                              (Dollars in Thousands)
Balance at December 31:

  Commercial, financial and
    agricultural. . . . . . . . .   $ 2,212       22.7%    $ 2,261      21.3%
  Real estate - construction. . .                  2.4                   2.0
  Real estate - mortgage. . . . .       587       55.6         560      57.0
  Installment . . . . . . . . . .     1,200       19.1       1,263      19.4
  Tax-exempt loans. . . . . . . .                   .2                    .3
  Unallocated . . . . . . . . . .       958       N/A          914       N/A
                                    -------     ------     -------     -----
  Totals. . . . . . . . . . . . .   $ 4,957      100.0%    $ 4,998     100.0%
                                    -------     ------     -------     -----
                                    -------     ------     -------     -----


                                          1993                   1992
                                   ---------------------  ---------------------
                                     Amount    Per Cent    Amount    Per Cent
                                   ---------  ----------  --------  -----------
                                              (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural. . . . . . . .     $ 2,187      23.4%     $ 2,193      26.2%
  Real estate - construction. .                   2.2                     .7
  Real estate - mortgage. . . .         384      55.4          435      55.1
  Installment . . . . . . . . .       1,266      18.6        1,473      17.3
  Tax-exempt loans. . . . . . .                    .4                     .7
  Unallocated . . . . . . . . .         963      N/A           250       N/A
                                    -------     ------     -------     -----
  Totals                            $ 4,800     100.0%     $ 4,351     100.0%
                                    -------     -----      -------     -----
                                    -------     -----      -------     -----



                                           1991
                                  ------------------------
                                   Amount       Per Cent
                                  --------     -----------
                                    (Dollars in Thousands)
Balance at December 31:

  Commercial, financial and
    agricultural. . . . . . . .   $ 2,127         27.3%
  Real estate - construction. .                    1.0
  Real estate - mortgage. . . .       193         53.1
  Installment . . . . . . . . .     1,547         17.9
  Tax-exempt loans. . . . . . .                    0.7
  Unallocated . . . . . . . . .                    N/A
                                  -------        -----
  Totals                          $ 3,867        100.0%
                                  -------        -----
                                  -------        -----


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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Impaired loans totaled $3,122,000 at December 31, 1995. An allowance for losses at December 31, 1995, was not deemed necessary for impaired loans totaling $1,900,000, but an allowance of $559,000 was recorded for the remaining balance of impaired loans of $1,222,000. The average balance of impaired loans for 1995 was $1,682,000.

DEPOSITS

The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                               1995                  1994                 1993
                                        -------------------    -------------------  --------------------
                                         Amount      Rate       Amount      Rate      Amount      Rate
                                        --------   --------    ---------   -------  ----------  --------
                                                             (Dollars in Thousands)
Balance at December 31:
  Noninterest bearing deposits. . . .   $ 74,436               $ 71,743              $ 69,054
  NOW accounts. . . . . . . . . . . .     85,532     2.3%        85,973      2.1%      79,106      2.3%
  Money market deposit accounts . . .     94,710     3.9        105,083      3.0      111,136      2.8
  Savings deposits. . . . . . . . . .     53,202     2.7         55,755      2.6       51,697      2.7
  Certificates of deposit and
   other time deposits. . . . . . . .    230,659     5.4        195,475      4.1      206,833      4.4
                                        --------               --------              --------
     Total deposits . . . . . . . . .   $538,539     3.6       $514,029      2.8     $517,826      3.0
                                        --------               --------              --------
                                        --------               --------              --------


As of December 31, 1995, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                            Maturing
                                -------------------------------------------------------------
                                 3 Months       3-6          6-12        Over
                                 or less       Months       Months     12 Months     Total
                                ----------   ---------    ----------  ------------  ---------
                                                    (Dollars in Thousands)
Certificates of deposit and
  other time deposits. . . . .    $18,517     $ 9,969       $ 5,513       $15,217     $49,216
Per cent . . . . . . . . . . .         38%         20%           11%           31%



RETURN ON EQUITY AND ASSETS


                                              1995        1994       1993
                                            ---------   ---------   --------
Return on assets (net income divided by
 average total assets) . . . . . . . . . . .  1.48%       1.44%       1.39%
Return on equity (net income divided by
  average equity). . . . . . . . . . . . . .  2.97       13.06       13.01
Dividend payout ratio (dividends per
  share divided by net income per share) . . 39.49       39.44       37.06
Equity to assets ratio (average equity
  divided by average total assets) . . . . . 11.42       11.04       10.68

                                                                         Page 16

SHORT-TERM BORROWINGS

                                                   1995        1994       1993
                                                 ---------   ---------   -------
                                                      (Dollars in Thousands)
Balance at December 31:

  Federal funds purchased. . . . . . . . .      $    100    $ 12,198   $  5,300
  Securities sold under repurchase
    agreements . . . . . . . . . . . . . .        27,293      17,776     26,363
  U.S. Treasury demand notes . . . . . . .         6,582       9,215     15,227
                                                ---------   ---------   --------
      Total short-term borrowings. . . . .      $ 33,975    $ 39,189   $ 46,890
                                                ---------   ---------   --------
                                                ---------   ---------   --------

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U. S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:



                                                     1995        1994       1993
                                                  ---------   ---------   --------
                                                       (Dollars in Thousands)
Weighted average interest rate on outstanding
  balance at December 31:

  Securities sold under repurchase
       agreements . . . . . . . . . . . . . . .     5.29%        4.86%      2.86%
  Total short-term borrowings . . . . . . . . .     5.27         5.42       2.88

Weighted average interest rate during the year:
  Securities sold under repurchase
       agreements . . . . . . . . . . . . . . .     5.57         3.91       2.94
  Total short-term borrowings . . . . . . . . .     5.56         4.03       3.02

Highest amount outstanding at any month end
      during the year:
  Securities sold under repurchase
       agreements . . . . . . . . . . . . . . . $ 54,670     $ 29,115   $ 33,949
  Total short-term borrowings . . . . . . . . .   64,443       68,609     51,130

Average amount outstanding during the year:
  Securities sold under repurchase
       agreements . . . . . . . . . . . . . . .   33,632       23,389     22,882
  Total short-term borrowings . . . . . . . . .   44,799       45,639     35,317


ITEM 2.  PROPERTIES.


The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. This building and eight branch buildings are owned by First Merchants; five remaining branches of First Merchants are located in leased premises. Ten automated cash dispensers are located in leased premises; one cash dispenser is located in premises that are provided free of charge. All of the Corporation's and First Merchants' facilities are located in Delaware and Madison Counties of Indiana.

The principal offices of Pendleton are located at 100 West State Street, Pendleton, Indiana. Pendleton also operates three branches. All of Pendleton's properties are owned by Pendleton and are located in Madison County, Indiana. One automated dispenser is located in leased premises.

The principal offices of First United are located at 790 West Mill Street, Middletown, Indiana. First United also operates two branches. All of First United's properties are owned by First United and are located in Henry County, Indiana.

None of the properties owned by the banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 1995 was $10,475,935.

ITEM 3.  LEGAL PROCEEDINGS.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation are listed below.


   Name and Age           Offices with the Corporation       Principal Occupation
                              And Subsidiary Banks           During Past Five Years
--------------------   --------------------------------    --------------------------
Stefan S. Anderson     Chairman of the Board and            Chairman of the Board of
61                     President, Corporation and           the Corporation and First
                       First Merchants                      Merchants since 1987;
                                                            President of First
                                                            Merchants since 1979 and
                                                            of the Corporation since
                                                            1982


Thomas E. Buczek       First Vice President,                First Vice President,
49                     First Merchants                      First Merchants since May
                                                            1995; Vice President
                                                            prior to May 1995

Michael L. Cox         Executive Vice President,            Executive Vice President
51                     Chief Operating Officer and          and Chief Operating
                       Director, Corporation;               Officer, Corporation
                       Executive Vice President and         since May, 1994;
                       Director, First Merchants            Executive Vice President,
                                                            First Merchants, since
                                                            May, 1994; Director,
                                                            Corporation and First
                                                            Merchants since December,
                                                            1984; President, Information
                                                            Systems Group, Ontario Corporation
                                                            prior to May 1994.

Jack L. Demaree        Senior Vice President and            Senior Vice President,
47                     Senior Commercial Loan               First Merchants since
                       Officer, First Merchants             March 1992, Senior
                                                            Commercial Loan Officer,
                                                            First Merchants since
                                                            1987; Vice President,
                                                            First Merchants prior to
                                                            March 1992

Roger W. Gilcrest      Executive Vice President and         Executive Vice President
58                     Director, First Merchants            First Merchants since
                                                            July, 1988; Director of
                                                            First Merchants since
                                                            July 1992

Paul R. Hoover         Senior Vice President,               Senior Vice President,
54                     First Merchants                      First Merchants since
                                                            1987

Larry R. Helms         Senior Vice President and            Senior Vice President,
55                     General Counsel, Corporation;        Corporation since 1982 and
                       Senior Vice President,               Senior Vice President and
                       First Merchants;                     General Counsel First
                       Director of First United;            Merchants since 1979;
                       Director of Pendleton                Director of First United
                                                            and Pendleton since 1992

Rodney A. Medler       First Vice President,                First Vice President,
59                     First Merchants                      First Merchants since
                                                            May 1995; Vice President
                                                            and Cashier, First
                                                            Merchants prior to
                                                            May 1995

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.



   Name and Age           Offices with the Corporation       Principal Occupation
                              And Subsidiary Banks           During Past Five Years
--------------------   --------------------------------    --------------------------
Michael G. Richardson   First Vice President,               First Vice President
40                      First Merchants                     since May 1995; Vice
                                                            President prior to May
                                                            1995

James L. Thrash         Senior Vice President and           Senior Vice President and
46                      Chief Financial Officer,            Chief Financial Officer
                        Corporation; Senior Vice            of the Corporation since
                        President, First Merchants          1990; Chief Financial
                                                            Officer, Corporation
                                                            prior to May 1990; Senior
                                                            Vice President, First
                                                            Merchants since 1990

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required under this item is incorporated by reference to page 2 of the Corporation's 1995 Annual Report to Stockholders under the caption "Stockholder Information," Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA.


The information required under this item is incorporated by reference to page 1 of the Corporation's 1995 Annual Report to Stockholders under the caption "Five-Year Summary of Selected Financial Data," Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The information required under this item is incorporated by reference to page 2 through 7 of the Corporation's 1995 Annual Report to Stockholders under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The financial statements and supplementary data required under this item are incorporated herein by reference to inside cover and pages 8 through 24 of the Corporation's 1995 Annual Report to Stockholders, Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


In connection with its audits for the two most recent fiscal years ended December 31, 1995, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this item relating to directors is incorporated by reference to the Corporation's 1996 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 4, 1996 (the "1996 Proxy Statement"), under the caption "Election of Directors," which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the Corporation's 1996 Proxy Statement, under the captions, "Compensation of Directors" and "Compensation of Executive Officers," which Proxy Statement has been filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated by reference to the Corporation's 1996 Proxy Statement, under the caption, "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement has been filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated by reference to the Corporation's 1996 Proxy Statement, under the caption "Interest of Management in Certain Transactions," which Proxy Statement has been filed with the Commission.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                         Annual Report   Form 10-K
                                                              Page         Page
                                                             Number        Number
                                                         -------------   ----------
(a)1.  Financial Statements:

         Independent auditor's report  . . . . . . . .      Inside         130
                                                             Cover
         Consolidated balance sheet at December 31,
           1995 and 1994 . . . . . . . . . . . . . . .       8             138
         Consolidated statement of income, years
           ended December 31, 1995, 1994 and 1993  . .       9             139
         Consolidated statement of changes in
           stockholders' equity, years ended
           December 31, 1995, 1994 and 1993  . . . . .       10            140
         Consolidated statement of cash flows, years
           ended December 31, 1995, 1994 and 1993  . .       10-11         140-141
         Notes to consolidated financial statements  .       12-24         142-154

(a)2.  Financial statement schedules:
         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.


(a)3.  Exhibits:


   Exhibit No:          Description of Exhibit:
   -----------          -----------------------
      3.1          Articles of Incorporation and the Articles
                     of Amendment thereto . . . . . . . . . . . .          (F)
      3.2          Bylaws and amendments thereto. . . . . . . . .         30-42
     10.1          First Merchants Bank, National Association
                     Management Incentive Plan. . . . . . . . . .          (A)
     10.2          Unfunded Deferred Compensation Plan,
                     as Amended . . . . . . . . . . . . . . . . .          (D)
     10.3          Employee Stock Purchase Plan, (1989) . . . . .          (B)
     10.4          1989 Stock Option Plan . . . . . . . . . . . .          (C)
     10.5          Employee Stock Purchase Plan (1994). . . . . .          (E)
     10.6          1994 Stock Option Plan . . . . . . . . . . . .          (E)
     10.7          Agreement of Reorganization and Merger by and
                     between First Merchants Corporation and
                     Randolph County Bancorp dated January 17,
                     1996 . . . . . . . . . . . . . . . . . . . .         43-72
     10.8          Agreement of Reorganization and Merger by and
                     between First Merchants Corporation and
                     Union National Bancorp dated January 24,
                     1996 . . . . . . . . . . . . . . . . . . . .       73-106


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (Continued)

                                                                         Form 10-K
                                                                           Page
   Exhibit No:          Description of Exhibit:                            Number
   -----------          -----------------------                          ----------
        13         1995 Annual Report to Stockholders (except
                     for the Pages and information thereof
                     expressly incorporated by reference in this
                     Form 10-K, the Annual Report to Stockholders
                     is provided solely for the information of
                     the Securities and Exchange Commission and
                     is not deemed "filed" as part of this Form
                     10-K). . . . . . . . . . . . . . . . . . . .         107-154
       21          Subsidiaries of Registrant   . . . . . . . . .            27
       23          Consent of Independent Auditors  . . . . . . .            28
       27          Financial Data Schedule  . . . . . . . . . . .           157
       99.1        Financial statements and independent
                     auditor's report for First Merchants
                     Corporation Employee Stock Purchase Plan . .            29


(A) Incorporated by reference to Registrant's Registration Statement on Form S-4 (SEC File No. 33-110) ordered effective on September 30, 1988.
(B) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28900) effective on May 24, 1989.
(C) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28901) effective on May 24, 1989.
(D) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1990.
(E) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1993.
(F) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1994.


(b) Reports on Form 8-K:

     No reports on Form 8-K were filed for the three months ended December 31, 1995.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 1996.

                                   FIRST MERCHANTS CORPORATION


                                   By /s/  Stefan S. Anderson
                                      ----------------------------------------
                                      Stefan S. Anderson, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                         Capacity                     Date
-----------------------------   ------------------------------    --------------

/s/ Stefan S. Anderson
-----------------------------   Director and Chairman,            March 12, 1996
    Stefan S. Anderson           Principal Executive Officer



/s/ Michael L. Cox              Director, Executive Vice          March 12, 1996
-----------------------------    President and Chief Operating
    Michael L. Cox               Officer


/s/ James L. Thrash                                               March 12, 1996
-----------------------------   Principal Financial and
    James L. Thrash              Principal Accounting Officer


/s/ Frank A. Bracken
-----------------------------   Director                          March 12, 1996
    Frank A. Bracken



-----------------------------   Director                          March 12, 1996
    Thomas B. Clark


/s/ David A. Galliher
-----------------------------   Director                          March 12, 1996
    David A. Galliher


/s/ Thomas K. Gardiner
-----------------------------   Director                          March 12, 1996
  Dr. Thomas K. Gardiner


/s/ Hurley C. Goodall
-----------------------------   Director                          March 12, 1996
    Hurley C. Goodall


/s/ John W. Hartmeyer
-----------------------------   Director                          March 12, 1996
    John W. Hartmeyer


/s/ Nelson W. Heinrichs
-----------------------------   Director                          March 12, 1996
    Nelson W. Heinrichs



        Signature                         Capacity                     Date
-----------------------------   ------------------------------    --------------

/s/ Jon H. Moll
-----------------------------   Director                          March 12, 1996
    Jon H. Moll


/s/ George A. Sissel
-----------------------------   Director                          March 12, 1996
    George A. Sissel


/s/ Robert M. Smitson
-----------------------------   Director                          March 12, 1996
    Robert M. Smitson


/s/ Joseph E. Wilson
-----------------------------   Director                          March 12, 1996
    Joseph E. Wilson


/s/
-----------------------------   Director                          March 12, 1996
    Robert F. Wisehart


/s/ John E. Worthen
-----------------------------   Director                          March 12, 1996
    John E. Worthen


                                                                       Page 25

INDEX TO EXHIBITS


                                                                         Form 10-K
                                                                           Page
   Exhibit No:          Description of Exhibit:                            Number
   -----------          -----------------------                          ----------
       3.1         Articles of Incorporation and the Articles of
                     Amendment thereto . . . . . . . . . . . . . .           (F)
       3.2         Bylaws and amendments thereto . . . . . . . . .          30-42
      10.1         First Merchants Bank, National Association
                     Management Incentive Plan   . . . . . . . . .           (A)
      10.2         Unfunded Deferred Compensation Plan,
                     as Amended  . . . . . . . . . . . . . . . . .           (D)
      10.3         Employee Stock Purchase Plan (1989) . . . . . .           (B)
      10.4         1989 Stock Option Plan  . . . . . . . . . . . .           (C)
      10.5         Employee Stock Purchase Plan (1994) . . . . . .           (E)
      10.6         1994 Stock Option Plan  . . . . . . . . . . . .           (E)
      10.7         Agreement of Reorganization and Merger by and
                     between First Merchants Corporation and
                     Randolph County Bancorp dated January 17,
                     1996  . . . . . . . . . . . . . . . . . . . .          43-72
      10.8         Agreement of Reorganization and Merger by and
                     between First Merchants Corporation and
                     Union National Bancorp dated January 24,
                     1996  . . . . . . . . . . . . . . . . . . . .          73-106
      13           1995 Annual Report to Stockholders (except
                     for the Pages and information thereof
                     expressly incorporated by reference in this
                     Form 10-K, the Annual Report to Stockholders
                     is provided solely for the information of
                     the Securities and Exchange Commission and
                     is not deemed "filed" as part of this Form
                     10-K) . . . . . . . . . . . . . . . . . . . .         107-154
      21           Subsidiaries of Registrant  . . . . . . . . . .            27
      23           Consent of Independent Auditors . . . . . . . .            28
      27           Financial Data Schedule . . . . . . . . . . . .           157
      99.1         Financial statements and independent
                     auditor's report for First Merchants
                     Corporation Employee Stock Purchase Plan. . .            29


(A) Incorporated by reference to Registrant's Registration Statement on Form S-4 (SEC File No. 33-110) ordered effective on September 30, 1988.
(B) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28900) effective on May 24, 1989.
(C) Incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28901) effective on May 24, 1989.
(D) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1990.
(E) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1993.
(F) Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1994.

EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT

                                                               State of
               Name                                          Incorporation
               ----                                          -------------

First Merchants Bank, National Association. . . . . . . . .      U.S.

Pendleton Banking Company . . . . . . . . . . . . . . . . .     Indiana

First United Bank . . . . . . . . . . . . . . . . . . . . .     Indiana

EXHIBIT 23--CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference to Registration Statements on Form S-8, File Numbers 33-28900 and 33-28901, of our report dated January 19, 1996, except for Note 2 as to which the date is January 24, 1996 on the consolidated financial statements of First Merchants Corporation, which report is incorporated by reference in the Annual Report on Form 10-K of First Merchants Corporation.

/s/ Geo. S. Olive & Co. LLC


Indianapolis, Indiana
March 18, 1996

EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT AUDITOR'S REPORT FOR
              FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN

The annual financial statements and independent auditor's report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending June 30, 1996, will be filed as an amendment to the 1995 Annual Report on Form 10-K no later than October 28, 1996.