Form 10-Q
period 1996-03-31
FIRST MERCHANTS CORP
filed 1996-05-14
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,
                                Yes   X    No
                                   -------   -------

     As of May 6, 1996, there were outstanding 5,062,069 common shares, without par value, of the registrant.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                         PART I.   FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                      March 31,    December 31,
                                                                         1996           1995
                                                                       ---------    ------------
ASSETS:
   Cash and due from banks. . . . . . . . . . . . . . . . . . . . .    $ 21,196       $ 31,432
   Federal funds sold . . . . . . . . . . . . . . . . . . . . . . .      13,300         37,500
                                                                       --------       --------
      Cash and cash equivalents . . . . . . . . . . . . . . . . . .      34,496         68,932
   Interest-bearing deposits with financial institutions. . . . . .         142            155
   Securities available for sale. . . . . . . . . . . . . . . . . .     146,915        143,120
   Securities held to maturity. . . . . . . . . . . . . . . . . . .      53,372         58,214
   Mortgage Loans held for sale . . . . . . . . . . . . . . . . . .                        736

   Loans:
      Loans, net of unearned interest . . . . . . . . . . . . . . .     427,672        418,994
      Less:  Allowance for loan losses. . . . . . . . . . . . . . .      (4,947)        (4,957)
                                                                       --------       --------
         Net loans. . . . . . . . . . . . . . . . . . . . . . . . .     422,725        414,037
   Premises and equipment . . . . . . . . . . . . . . . . . . . . .      10,345         10,476
   Federal Reserve and Federal Home Loan Bank stock . . . . . . . .       1,892          1,892
   Interest receivable. . . . . . . . . . . . . . . . . . . . . . .       5,901          6,187
   Core deposit intangibles and goodwill. . . . . . . . . . . . . .       1,813          1,845
   Others assets. . . . . . . . . . . . . . . . . . . . . . . . . .       3,669          2,265
                                                                       --------       --------
         Total assets . . . . . . . . . . . . . . . . . . . . . . .    $681,270       $707,859
                                                                       --------       --------
                                                                       --------       --------
LIABILITIES:
   Deposits:
      Noninterest-bearing . . . . . . . . . . . . . . . . . . . . .    $ 73,199       $ 99,432
      Interest-bearing. . . . . . . . . . . . . . . . . . . . . . .     483,269        488,724
                                                                       --------       --------
         Total deposits . . . . . . . . . . . . . . . . . . . . . .     556,468        588,156
   Short-term borrowings. . . . . . . . . . . . . . . . . . . . . .      36,594         33,975
   Federal Home Loan Bank advance . . . . . . . . . . . . . . . . .       1,000          1,000
   Interest payable . . . . . . . . . . . . . . . . . . . . . . . .       1,907          1,866
   Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .       4,045          2,389
                                                                       --------       --------
         Total liabilities. . . . . . . . . . . . . . . . . . . . .     600,014        627,386

STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 20,000,000 shares
      Issued and outstanding -- 5,060,661 and 5,053,901 shares. . .         633            632
   Additional paid-in capital . . . . . . . . . . . . . . . . . . .      16,009         15,852
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .      64,403         62,836
   Net unrealized gain on securities available for sale . . . . . .         211          1,153
                                                                       --------       --------
         Total stockholders' equity . . . . . . . . . . . . . . . .      81,256         80,473
                                                                       --------       --------
         Total liabilities and stockholders' equity . . . . . . . .    $681,270       $707,859
                                                                       --------       --------
                                                                       --------       --------

            See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31
                                                             ------------------------
                                                                1996          1995
                                                             ----------    ----------
Interest Income:
   Loans, including fees:
      Taxable . . . . . . . . . . . . . . . . . . . . . . .  $    9,551    $    8,937
      Tax exempt. . . . . . . . . . . . . . . . . . . . . .          13            18
   Investment securities:
      Taxable . . . . . . . . . . . . . . . . . . . . . . .       2,262         2,012
      Tax exempt. . . . . . . . . . . . . . . . . . . . . .         636           545
   Federal funds sold . . . . . . . . . . . . . . . . . . .         211            42
   Interest-bearing deposits with financial institutions. .           2
   Federal Reserve and Federal Home Loan Bank stock . . . .          36            34
                                                             ----------    ----------
         Total interest income. . . . . . . . . . . . . . .      12,711        11,588

Interest expense:
   Deposits . . . . . . . . . . . . . . . . . . . . . . . .       5,161         4,058
   Short-term borrowings. . . . . . . . . . . . . . . . . .         511           603
   Federal Home Loan Bank advance . . . . . . . . . . . . .          15
                                                             ----------    ----------
      Total interest expense. . . . . . . . . . . . . . . .       5,687         4,661
                                                             ----------    ----------
Net Interest Income . . . . . . . . . . . . . . . . . . . .       7,024         6,927
Provision for loan losses . . . . . . . . . . . . . . . . .         160           160
                                                             ----------    ----------
Net Interest Income After Provision For Loan Losses . . . .       6,864         6,767

Other Income:
   Securities gains, net. . . . . . . . . . . . . . . . . .          10            10
   Other income . . . . . . . . . . . . . . . . . . . . . .       1,795         1,633
                                                             ----------    ----------
Total other income. . . . . . . . . . . . . . . . . . . . .       1,805         1,643
Total other expenses. . . . . . . . . . . . . . . . . . . .       4,688         4,712
                                                             ----------    ----------
Income before income tax. . . . . . . . . . . . . . . . . .       3,981         3,698
Income tax expense. . . . . . . . . . . . . . . . . . . . .       1,402         1,307
                                                             ----------    ----------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $    2,579    $    2,391
                                                             ----------    ----------
                                                             ----------    ----------
Per share:
   Net income (1) . . . . . . . . . . . . . . . . . . . . .  $      .51    $      .47
   Dividends (1). . . . . . . . . . . . . . . . . . . . . .         .20           .19

Weighted average shares outstanding (1) . . . . . . . . . .   5,056,140     5,051,232

(1) Restated for 3-for-2 stock split distributed October, 1995.


            See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                             1996      1995
                                                                           -------   -------
Balances, January 1 . . . . . . . . . . . . . . . . . . . . . . . . . . .  $80,473   $71,018

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,579     2,391

Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,012)     (944)

Net change in unrealized gain (loss) on securities available for sale . .     (942)    1,089

Stock issued under dividend reinvestment and stock purchase plan. . . . .      124       104

Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . .       34        25
                                                                           -------   -------
Balances, March 31. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $81,256   $73,683
                                                                           -------   -------
                                                                           -------   -------

            See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                        ------------------
                                                                                          1996      1995
                                                                                        --------  --------
Cash Flows From Operating Activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,579  $  2,391
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .        160       160
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .        308       289
      Securities amortization, net. . . . . . . . . . . . . . . . . . . . . . . . . .         26       251
      Mortgage loans originated for sale. . . . . . . . . . . . . . . . . . . . . . .       (108)      (98)
      Proceeds from sales of mortgage loans . . . . . . . . . . . . . . . . . . . . .        853        97
      Change in interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .        436       183
      Change in interest payable. . . . . . . . . . . . . . . . . . . . . . . . . . .         41       207
      Other adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        850       920
                                                                                        --------  --------
         Net cash provided by operating activities. . . . . . . . . . . . . . . . . .      5,145     4,400

Cash Flows From Investing Activities:
   Net change in interest-bearing deposits with financial institutions. . . . . . . .         13       (28)
   Purchases of:
      Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . .    (47,550)  (13,766)
      Securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . .    (16,526)   (7,340)
   Proceeds from maturities and sales of:
      Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . .     42,194     1,794
      Securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . .     21,354    12,754
   Net change in loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,922)   (3,314)
   Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . .       (178)     (618)
   Other investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (43)       52
                                                                                        --------  --------
      Net cash used by investing activities . . . . . . . . . . . . . . . . . . . . .     (9,658)  (10,466)

Cash Flows From Financing Activities:
   Net change in:
       Noninterest-bearing, NOW, money market and savings deposits. . . . . . . . . .    (36,743)  (30,036)
       Certificates of deposit and other time deposits. . . . . . . . . . . . . . . .      5,055    22,554
       Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,619    (2,240)
   Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,012)     (944)
   Stock issued under dividend reinvestment and stock purchase plan . . . . . . . . .        124       104
   Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34        25
                                                                                        --------  --------
      Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . .    (29,923)  (10,537)
                                                                                        --------  --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .    (34,436)  (16,603)
Cash and Cash Equivalents, January 1. . . . . . . . . . . . . . . . . . . . . . . . .     68,932    46,359
                                                                                        --------  --------
Cash and Cash Equivalents, March 31 . . . . . . . . . . . . . . . . . . . . . . . . .   $ 34,496  $ 29,756
                                                                                        --------  --------
                                                                                        --------  --------

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

NOTE 2.    CHANGE IN METHODS OF ACCOUNTING

Statement of Financial Accounting Standards ("SFAS") No. 123, Stock-Based Compensation, is effective for the Corporation for 1996. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Corporation intends to account for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

NOTE 3.      ACQUISITIONS

On January 17, 1996, the Corporation signed a definitive agreement to acquire all of the outstanding shares of Randolph County Bancorp, Winchester, Indiana. Under terms of the agreement, the Corporation will issue approximately 566,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by stockholders of Randolph County Bancorp and appropriate regulatory agencies. Although the corporation anticipates that the merger will be consummated during the third quarter of 1996, there can be no assurance that the acquisition will be completed. At December 31, 1995, Randolph County Bancorp, had total assets and stockholders' equity of $73,333,000 and $8,867,000, respectively.

On January 24, 1996, the Corporation signed a definitive agreement to acquire all of the outstanding shares of Union National Bancorp, Liberty, Indiana. Under terms of the agreement, the Corporation will issue approximately 943,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by stockholders of Union National Bancorp and appropriate regulatory agencies. Although the Corporation anticipates that the merger will be consummated during the second or third quarter of 1996, there can be no assurance that the acquisition will be completed. At December 31, 1995, Union National Bancorp had total assets and stockholders' equity of $161,078,000 and $15,741,000, respectively.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 4.  INVESTMENT SECURITIES

                                                             Gross         Gross
                                             Amortized    Unrealized    Unrealized     Fair
                                                Cost         Gains        Losses       Value
                                             ---------    ----------    ----------    --------
Available for sale at March 31, 1996:
   U.S. Treasury. . . . . . . . . . . . .    $ 12,271     $   14            $ 46       $ 12,239
   Federal agencies . . . . . . . . . . .      65,949        633             278         66,304
   State and municipal. . . . . . . . . .      20,821        273              80         21,014
   Mortgage and other
     asset-backed securities. . . . . . .      22,550        110             189         22,471
   Corporate obligations. . . . . . . . .      24,725        108             196         24,637
   Marketable equity security . . . . . .         250                                       250
                                             --------     ------            ----       --------
         Total available for sale . . . .     146,566      1,138             789        146,915
                                             --------     ------            ----       --------

Held to maturity at March 31, 1996:
   U.S. Treasury. . . . . . . . . . . . .       2,350          3               8          2,345
   Federal agencies . . . . . . . . . . .       8,123         44              22          8,145
   State and municipal. . . . . . . . . .      38,322        323              89         38,556
   Mortgage and other
     asset-backed securities. . . . . . .       4,077          3                          4,080
   Corporate obligations. . . . . . . . .         500                                       500
                                             --------     ------            ----       --------
         Total held to maturity . . . . .      53,372        373             119         53,626
                                             --------     ------            ----       --------
         Total investment securities. . .    $199,938     $1,511            $908       $200,541
                                             --------     ------            ----       --------
                                             --------     ------            ----       --------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Table dollar amounts in thousands)
                                   (Unaudited)

                                                             Gross         Gross
                                             Amortized    Unrealized    Unrealized     Fair
                                                Cost         Gains        Losses       Value
                                             ---------    ----------    ----------    --------
Available for sale at December 31, 1995:
   U.S. Treasury. . . . . . . . . . . . . .  $  4,531      $   26           $  3       $  4,554
   Federal agencies . . . . . . . . . . . .    67,518       1,299             72         68,745
   State and municipal. . . . . . . . . . .    18,769         398             37         19,130
   Mortgage and other
      asset-backed securities . . . . . . .    24,023         210            121         24,112
   Corporate obligations. . . . . . . . . .    26,120         264             55         26,329
   Marketable equity security . . . . . . .       250                                       250
                                             --------      ------           ----       --------
      Total available for sale. . . . . . .   141,211       2,197            288        143,120
                                             --------      ------           ----       --------

Held to maturity at December 31, 1995:
   U.S. Treasury. . . . . . . . . . . . . .     3,103           8              2          3,109
   Federal agencies . . . . . . . . . . . .    11,645          69             21         11,693
   State and municipal. . . . . . . . . . .    40,013         483             57         40,439
   Mortgage and other
      asset-backed securities . . . . . . .     2,953           8                         2,961
   Corporate obligations. . . . . . . . . .       500                          1            499
                                             --------      ------           ----       --------
      Total held to maturity. . . . . . . .    58,214         568             81         58,701
                                             --------      ------           ----       --------
      Total investment securities . . . . .  $199,425      $2,765          $369       $201,821
                                             --------      ------           ----       --------
                                             --------      ------           ----       --------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.     LOANS AND ALLOWANCE

                                               March 31,      December 31,
                                                1996              1995
                                               --------         --------
Loans:

   Commercial and industrial loans . . . .     $ 96,713         $ 85,690
   Bankers' acceptances and loans to
     financial institutions  . . . . . . .        4,175            2,925
   Agricultural production financing
     and other loans to farmers. . . . . .        5,045            5,796
   Real estate loans:
      Construction . . . . . . . . . . . .        9,695            9,913
      Commercial and farmland  . . . . . .       65,834           66,749
      Residential. . . . . . . . . . . . .      167,583          166,414
   Individuals' loans for household and
     other personal expenditures . . . . .       77,039           79,993
   Tax-exempt loans. . . . . . . . . . . .          814              863
   Other loans . . . . . . . . . . . . . .          774              651
                                               --------         --------
         Total loans . . . . . . . . . . .     $427,672         $418,994
                                               --------         --------
                                               --------         --------

                                                   Three Months Ended
                                                        March 31
                                               -------------------------
                                                 1996             1995
                                               --------         --------
Allowance for loan losses:
   Balances, January 1 . . . . . . . . . .     $  4,957         $  4,998
   Provision for losses. . . . . . . . . .          160              160
   Recoveries on loans . . . . . . . . . .           55               53
   Loans charged off . . . . . . . . . . .         (225)            (139)
                                               --------         --------
   Balances, March 31. . . . . . . . . . .     $  4,947         $  5,072
                                               --------         --------
                                               --------         --------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The Corporation has recorded 20 consecutive years of growth in operating earnings per share, reaching $1.95 in 1995, an increase of 8.3 per cent over 1994.

         Return on assets, which exceeded 1 per cent for the first time in 1988, rose to 1.48 per cent in 1995, from 1.44 per cent in 1994, and 1.39 per cent in 1993.

         Return on equity, which exceeded 12 per cent for the first time in 1989, was 13.01 per cent in 1993, 13.06 per cent in 1994, and 12.97 in 1995.

         Following are the levels achieved in each of these ratios during the first quarter of 1996, as compared to the same period in 1995.

         -   Earnings per share were $.51, up 8.5 per cent from $.47
         -   Return on assets was 1.51 per cent decreasing from 1.52 per cent
         - Return on equity totaled 12.75 per cent compared to 13.22 per cent for the first quarter of 1995

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

         The Corporation's capital to assets ratio was 11.02 per cent at December 31, 1994, 11.37 per cent at December 31, 1995, and 11.93 per cent at March 31, 1996. At March 31, 1996, the Corporation had a Tier I risk-based capital ratio of 17.76 per cent, total risk-based capital ratio of 18.86 per cent and a leverage ratio of 11.71 per cent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 per cent and a total risk-based capital ratio of 8.0 per cent.

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

                                                 Non-Performing Loans (1)
                                                   at December 31 as a
                                                    Per Cent of Loans
                                                 ------------------------
                                                   First
                                                 Merchants        Peer
                                                Corporation       Group
                                                -----------       -------
1996 (March 31)  . . . . . . . . . . . . . . .     .89%             N/A
1995 . . . . . . . . . . . . . . . . . . . . .     .16              .91%
1994 . . . . . . . . . . . . . . . . . . . . .     .26             1.01
1993 . . . . . . . . . . . . . . . . . . . . .     .30             1.55
1992 . . . . . . . . . . . . . . . . . . . . .     .41             1.85
1991 . . . . . . . . . . . . . . . . . . . . .     .86             2.54

     (1) Accruing loans past due 90 days or more, and non-accruing loans, but excluding restructured loans.

     On March 31, 1996, the loan loss reserve stood at $4,947,000. As a per cent of loans, the reserve stood at 1.16 per cent compared to 1.18 per cent at year end 1995, and 1.24 per cent at year end 1994. The provision for loan losses for the first quarter of 1996 remained at $160,000 equal to the same period of 1995. The Corporation adopted SFAS No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures on January 1, 1995. Impaired loans totaled $3,122,000 at December 31, 1995. An allowance for losses at December 31, 1995, was not deemed necessary for impaired loans totaling $1,900,000, but an allowance of $559,000 was recorded for the remaining balance of impaired loans of $1,222,000. The balance of impaired loans has not changed significantly since December 31, 1995.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


     The following table presents loan loss experience for the years indicated and compares the Corporation's loss experience to its peer group (table dollar amounts in thousands).

                              1996 (1)     1995       1994       1993       1992
                              --------   --------   --------   --------   --------
Allowance for loan losses:
   Balance at January 1. . .   $4,957     $4,998     $4,800     $4,351     $3,867
Chargeoffs:
   Commercial. . . . . . . .       58        586        526        391        588
   Real estate mortgage                                  41        129        100
   Installment . . . . . . .      167        296        346        388        552
                              --------   --------   --------   --------   --------
      Total chargeoffs . . .      225        882        913        908      1,240
                              --------   --------   --------   --------   --------
Recoveries:
   Commercial. . . . . . . .       16         89        216        240        215
   Real estate mortgage. . .        4          4         30          5         38
   Installment . . . . . . .       35        108         83         98        114
                              --------   --------   --------   --------   --------
      Total recoveries . . .       55        201        329        343        367
                              --------   --------   --------   --------   --------
Net chargeoffs . . . . . . .      170        681        584        565        873
                              --------   --------   --------   --------   --------
Provision for loan losses. .      160        640        782      1,014      1,357
                              --------   --------   --------   --------   --------
Balance at December 31 . . .   $4,947     $4,957     $4,998     $4,800     $4,351
                              --------   --------   --------   --------   --------
                              --------   --------   --------   --------   --------
Ratio of net chargeoffs
  during the period to
  average loans outstanding
  during the period. . . . .   .16%(2)      .16%       .15%       .16%       .26%
Peer Group . . . . . . . . .      N/A       .26%       .25%       .49%       .65%


(1) Through March 31, 1996
(2) Annualized

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

     First Merchants Corporation's liquidity and interest sensitivity position at March 31, 1996, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below represents the Corporation's interest rate sensitivity analysis as of March 31, 1996 (table dollar amounts in thousands).

                Interest-Rate Sensitivity Analysis

                                                 At March 31, 1996
                                   ------------------------------------------------
                                     1-180    181-365    1-5     Beyond
                                     Days      Days     Years    5 Years   Total
                                   --------  --------  --------  --------  --------
Rate-sensitive assets:
 Federal funds sold
  and interest-bearing
  deposits with financial
  institutions . . . . . . . . . . $ 13,442                                $ 13,442
 Investment securities . . . . . .   34,134  $ 26,657  $127,718  $ 11,778   200,287
 Loans . . . . . . . . . . . . . .  224,216    44,681   108,478    50,297   427,672
 Federal Reserve and
  Federal Home Loan
  Bank stock . . . . . . . . . . .    1,585                           307     1,892
                                   --------  --------  --------  --------  --------
Total rate-sensitive
 assets. . . . . . . . . . . . . .  273,377    71,338   236,196    62,382   643,293
                                   --------  --------  --------  --------  --------
Rate-sensitive liabilities:
 Interest-bearing deposits . . . .  218,657    41,333   223,209        70   483,269
 Short-term borrowing. . . . . . .   36,344       250                        36,594
 Federal Home Loan Bank
  advance. . . . . . . . . . . . .    1,000                                   1,000
                                   --------  --------  --------  --------  --------
Total rate-sensitive
 liabilities . . . . . . . . . . .  256,001    41,583   223,209        70   519,863
                                   --------  --------  --------  --------  --------
Periodic rate sensitivity gap. . . $ 17,376  $ 29,955  $ 12,987  $ 62,312
Cumulative rate sensitivity gap. .   17,376    47,131    60,118   122,430
Cumulative rate sensitivity gap
 at March 31, 1996 . . . . . . . .     107%      116%      112%      124%
Cumulative rate sensitivity gap
 at December 31, 1995. . . . . . .     117%      128%      113%      126%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

     Earning assets increased $76.4 million during 1995 but declined $17.3 million during the first quarter of 1996. Growth over the fifteen month period occurred in loans and securities with short term investments declining.

     The following table presents the earning asset mix for the years ended 1994, 1995 and at March 31, 1996 (table dollar amounts in millions).



                                                         Earning Assets
                                                --------------------------------
                                               March 31,  December 31,  December 31,
                                                 1996         1995         1994
                                                ------       ------       ------
Federal funds sold and interest-bearing
   deposits with financial institutions. . . .  $ 13.4       $ 37.7       $  3.7
Securities available for sale. . . . . . . . .   146.9        143.1         99.3
Securities held to maturity. . . . . . . . . .    53.4         58.2         77.7
Mortgage loans held for sale . . . . . . . . .                   .7
Federal Reserve and Federal Home
   Loan Bank stock . . . . . . . . . . . . . .     1.9          1.9          1.9
Loans. . . . . . . . . . . . . . . . . . . . .   427.7        419.0        401.6
                                                ------       ------       ------
   Total . . . . . . . . . . . . . . . . . . .  $643.3       $660.6       $584.2
                                                ------       ------       ------
                                                ------       ------       ------

DEPOSITS AND BORROWINGS

     The following tables present the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes, and Federal Home Loan Bank advance) based on period end levels and average daily balances for the past two years and most recent quarter (table dollar amounts in thousands).

                                                  Period End Balance
                                          -------------------------------------
                                                                   Federal Home
                                                       Short-term     Loan Bank
                                           Deposits    Borrowings       Advance
                                          ----------   ----------  ------------
March 31, 1996. . . . . . . . . . . . . .  $556,468     $ 36,594     $  1,000
December 31, 1995 . . . . . . . . . . . .   588,156       33,975        1,000
December 31, 1994 . . . . . . . . . . . .   529,830       39,189

                                                    Average Balances
                                          -------------------------------------
                                                                   Federal Home
                                                       Short-term     Loan Bank
                                           Deposits    Borrowings       Advance
                                          ----------   ----------  ------------
March 31, 1996. . . . . . . . . . . . . .  $554,669     $ 38,565     $  1,000
December 31, 1995 . . . . . . . . . . . .   538,539       44,799          515
December 31, 1994 . . . . . . . . . . . .   514,029       45,639

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

     Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

     The table below presents the Corporation's interest income, interest expense, and net interest income as a per cent of average earning assets for the four-year period ending in 1995 and the first quarter of 1996. (Table dollar amounts in thousands.)

     Asset yields improved .71 per cent in 1995, while interest expense increased .81 per cent.

     The resulting "spread" decrease of .10 per cent (4.64% vs 4.74%) was offset by a $32.7 million increase in average earning assets, enabling fully taxable equivalent net interest income to increase by $963,000.

     During the first quarter of 1996, interest income (FTE) grew $251,000 on an annualized basis due to growth in average earning assets of $10.6 million.

     The Corporation does consider the effect of changing rates in its loan and deposit pricing and structure decisions, and in its investment strategy; and expects no significant change in net interest income as a result of interest rate changes.

                 Interest Income   Interest Expense    Net Interest
                 (FTE) as a Per    as a Per Cent      Income (FTE) as    Average    Net Interest Income
                 Cent of Average    of Average        a Per Cent of      Earning    on a Fully Taxable
                 Earning Assets    Earning Assets     Earning Assets     Assets      Equivalent Basis
                 --------------    ---------------    ---------------   ---------   -------------------
1996(1)               8.16%            3.55%               4.61%        $640,418          $29,496
1995                  8.15             3.51                4.64          629,784           29,245
1994                  7.44             2.70                4.74          597,102           28,282
1993                  7.38             2.81                4.57          587,009           26,806
1992                  8.31             3.65                4.66          566,467           26,400

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

     Other income reached $6,907,000 in 1995, exceeding the prior year by $609,000 or 9.7 per cent. Major factors include:

     1.  A $205,000 (8.0 per cent) increase in trust revenues.
     2. A gain of $205,000 on the sale of approximately $8,000,000 of the Corporation's student loans.

     Other income in the first quarter of 1996 was $1,805,000 or 9.9 per cent higher than the first quarter of 1995. Interchange fees for the Corporation's credit and debit card programs doubled, growing by $68,000 due to expanded product offerings, and trust fees grew by $43,000 or 6.7 per cent.

OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. Those expenses amounted to $18,842,000 in 1995, an increase of
2.2 per cent from the prior year.

     Salary and benefit expenses, which account for over one-half of the Corporation's non-interest operating expenses, increased by $510,000 (5.1 per cent). Increases in occupancy, equipment, printing and office supplies and advertising expenses totaling $449,000 were offset by a $530,000 reduction in the cost of deposit insurance and by a refund of $238,000 from the State of Indiana for intangibles taxes paid in 1988 and 1989.

     First quarter 1996 expenses of $4,688,000 were $24,000 or 0.5 per cent below the same quarter of 1995. Increases in salary and benefit expense ($120,000 or 4.7 per cent) and premises and equipment expense ($73,000 or 10.7 per cent) were offset by a $286,000 decrease in deposit insurance premiums.

INCOME TAXES

     The increase in 1995 tax expense was attributable to a $1,241,000 increase in pre-tax net income.

     During the first quarter of 1996, income tax expense grew $95,000 from the same period one year earlier, also due to a $283,000 increase in pre-tax net income.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


     The following is a breakdown, by year, of federal and state income taxes (table dollar amounts in thousands).

                                 Three Months Ended    Twelve Months Ended
                                      March 31,            December 31,
                                  ----------------      ----------------
                                   1996      1995        1995      1994
                                  ------    ------      ------    ------
Federal taxes . . . . . . . . .   $1,049    $  982      $4,146    $3,735
State taxes . . . . . . . . . .      353       325       1,302     1,172
                                  ------    ------      ------    ------
  Total   . . . . . . . . . . .   $1,402    $1,307      $5,448    $4,907
                                  ------    ------      ------    ------
                                  ------    ------      ------    ------

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


                         PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of Stockholders was held on April 4, 1996. Shareholders voted upon the election of directors and the ratification of the independent auditor. No other matters were voted upon at the Annual Meeting.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   No exhibits are required to be filed.

     (b) No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    First Merchants Corporation
                                                       (Registrant)



Date     May 10, 1996          by                   /s/    Stefan S. Anderson
     -------------------                            ---------------------------
                                                           Stefan S. Anderson
                                                         President and Director

Date     May 10, 1996          by                   /s/    James L. Thrash
     -------------------                            ---------------------------
                                                           James L. Thrash
                                                    Chief Financial & Principal
                                                          Accounting Officer