Form 10-Q
period 1996-06-30
FIRST MERCHANTS CORP
filed 1996-08-13
CIK 712534

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                           SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996


Commission File Number 0-17071


                             First Merchants Corporation
               (Exact name of registrant as specified in its character)
- -------------------------------------------------------------------------------

              Indiana                                 35-1544218
- -------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation of organization)                   Identification No.)


   200 East Jackson Street - Muncie, IN                    47305-2814
- -------------------------------------------------------------------------------
  (Address of principal executive office)                  (Zip code)



                                    (317) 747-1500
- -------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)



                                    Not Applicable
- -------------------------------------------------------------------------------
                 (Former name former address and former fiscal year,
                            if changed since last report.)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,
                             Yes   /X/    No   / /


    As of August 5, 1996, there were outstanding 6,023,829 common shares, without par value, of the registrant.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

                                        INDEX

                                                                   Page No.

PART I.  Financial information:

   Item 1.    Financial Statements:

              Consolidated Condensed Balance Sheet . . . . . . . .     3

              Consolidated Condensed Statement of Income . . . . .     4

              Consolidated Condensed Statement of Changes in
              Stockholders' Equity . . . . . . . . . . . . . . . .     5

              Consolidated Condensed Statement of Cash Flows . . .     6

              Notes to Consolidated Condensed Financial Statements     7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . .     11


PART II.      Other Information:

   Item 4.    Submission of Matters to a Vote of Security Holders     19

   Item 6.    Exhibits and Reports of Form 8-K . . . . . . . . . .    19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                           PART I.   FINANCIAL INFORMATION
                            Item 1.   FINANCIAL STATEMENTS
                         CONSOLIDATED CONDENSED BALANCE SHEET
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)



                                                   June 30,       December 31,
                                                     1996             1995
                                                   --------       ------------
ASSETS:
   Cash and due from banks                         $ 31,106        $ 31,432
   Federal funds sold                                15,100          37,500
                                                   --------        --------
      Cash and cash equivalents                      46,206          68,932
   Interest-bearing deposits with financial
    institutions                                                        155
   Securities available for sale                    145,992         143,120
   Securities held to maturity                       51,015          58,214
   Mortgage Loans held for sale                                         736
   Loans:
      Loans                                         439,926         418,994
      Less:   Allowance for loan losses              (4,919)         (4,957)
                                                   --------        --------
         Net loans                                  435,007         414,037
   Premises and equipment                            10,467          10,476
   Federal Reserve and Federal Home Loan Bank
    stock                                             2,029           1,892
   Interest receivable                                6,244           6,187
   Core deposit intangibles and goodwill              1,780           1,845
   Others assets                                      5,469           2,265
                                                   --------        --------
         Total assets                              $704,209        $707,859
                                                   --------        --------
                                                   --------        --------

LIABILITIES:
   Deposits:
      Noninterest-bearing                          $ 82,777        $ 99,432
      Interest-bearing                              491,448         488,724
                                                   --------        --------
         Total deposits                             574,225         588,156
   Short-term borrowings                             41,611          33,975
   Federal Home Loan Bank advance                                     1,000
   Interest payable                                   1,786           1,866
   Other liabilities                                  4,086           2,389
                                                   --------        --------
         Total liabilities                          621,708         627,386

STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 20,000,000 shares
      Issued and outstanding -- 5,065,470 and
       5,053,901 shares                                 633             632
   Additional paid-in capital                        16,132          15,852
   Retained earnings                                 65,971          62,836
   Net unrealized gain (loss) on securities
    available for sale                                 (235)          1,153
                                                   --------        --------
         Total stockholders' equity                  82,501          80,473
                                                   --------        --------
         Total liabilities and stockholders'
          equity                                   $704,209        $707,859
                                                   --------        --------
                                                   --------        --------

See notes to consolidated condensed financial statements.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                         CONSOLIDATED CONDENSED BALANCE SHEET
               (Dollar amounts in thousands, except per share amounts)
                                     (Unaudited)




                                               Three Months Ended         Six Months Ended
                                                   June 30                     June 30
                                             ---------------------    ---------------------
                                               1996        1995         1996        1995
                                             ---------   ---------    ---------   ---------
Interest Income:
   Loans, including fees:
       Taxable. . . . . . . . . . . . . .    $  9,646    $  9,425     $ 19,197    $ 18,362
       Tax exempt . . . . . . . . . . . .          14          27           27          45
   Securities:
       Taxable. . . . . . . . . . . . . .       2,202       2,048        4,464       4,060
       Tax exempt . . . . . . . . . . . .         652         618        1,288       1,163
   Federal funds sold . . . . . . . . . .         111         277          322         319
   Interest-bearing deposits with
    financial institutions  . . . . . . .           1           1            3           1
   Federal Reserve and Federal Home
    Loan Bank stock . . . . . . . . . . .          39          39           75          73
                                             ---------   ---------    ---------   ---------
              Total interest income . . .      12,665      12,435       25,376      24,023

Interest Expense:
    Deposits. . . . . . . . . . . . . . .       4,957       4,944       10,118       9,002
    Short-term borrowings . . . . . . . .         518         490        1,029       1,093
    Federal Home Loan Bank advance. . . .          14           1           29           1
                                             ---------   ---------    ---------   ---------
               Total interest expense . .       5,489       5,435       11,176      10,096
                                             ---------   ---------    ---------   ---------
Net Interest Income . . . . . . . . . . .       7,176       7,000       14,200      13,927
Provision for loan losses . . . . . . . .         160         160          320         320
                                             ---------   ---------    ---------   ---------
Net Interest Income After Provision
  For Loan Losses . . . . . . . . . . . .       7,016       6,840       13,880      13,607
Other Income:
     Net realized gains (losses) on
      sale of available for sale
      securities. . . . . . . . . . . . .          10         (76)          20         (66)
     Other income . . . . . . . . . . . .       1,795       1,644        3,590       3,277
                                             ---------   ---------    ---------   ---------
Total other income  . . . . . . . . . . .       1,805       1,568        3,610       3,211
Total other expenses. . . . . . . . . . .       4,858       4,591        9,546       9,303
                                             ---------   ---------    ---------   ---------
Income before income tax. . . . . . . . .       3,963       3,817        7,944       7,515
Income tax expense. . . . . . . . . . . .       1,383       1,288        2,785       2,595
                                             ---------   ---------    ---------   ---------
Net Income. . . . . . . . . . . . . . . .     $ 2,580     $ 2,529      $ 5,159    $  4,920
                                             ---------   ---------    ---------   ---------
                                             ---------   ---------    ---------   ---------

  Per share:
      Net income (1). . . . . . . . . . .     $   .51     $   .50      $ 1.02     $    .97
      Dividends (1) . . . . . . . . . . .         .20         .19         .40          .38
  Weighted average shares outstanding (1)   5,059,199   5,055,723   5,062,259    5,053,478


(1) Restated for 3-for-2 stock split distributed October, 1995.

See notes to consolidated financial statements.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollar amounts in thousands)
                                     (Unaudited)


                                                    1996         1995
                                                   -------      -------
Balances, January 1                                $80,473      $71,018
Net income                                           5,159        4,920
Cash dividends                                      (2,024)      (1,887)
Net change in unrealized gain (loss) on
 securities available for sale                      (1,388)       2,579
Stock issued under dividend reinvestment and
 stock purchase plan                                   235          201
Stock options exercised                                 46          187
Stock redeemed                                                     (392)
                                                   -------      -------
Balances, June 30                                  $82,501      $76,626
                                                   -------      -------
                                                   -------      -------


See notes to consolidated condensed financial statements.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Dollar amounts in thousands)
                                     (Unaudited)

                                                         Six Months Ended
                                                              June 30
                                                        -----------------
                                                         1996       1995
                                                        -------   -------
Cash Flows From Operating Activities:
   Net income                                           $ 5,159   $ 4,920
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                             320       320
      Depreciation and amortization                         619       592
      Securities amortization, net                          194       499
      Mortgage loans originated for sale                   (464)     (600)
      Proceeds from sale of mortgage loans                1,212       604
      Change in interest receivable                          83      (442)
      Change in interest payable                            (80)      368
      Other adjustments                                    (505)     (233)
                                                        -------   -------
         Net cash provided by operating activities        6,538     6,028

Cash Flows From Investing Activities:
   Net change in interest-bearing deposits with
    financial institutions                                  155       (46)
   Purchases of:
      Securities available for sale                     (59,472)  (34,036)
      Securities held to maturity                       (18,186)  (14,851)
   Proceeds from maturities of:
      Securities available for sale                      50,508     7,991
      Securities held to maturity                        25,288    18,419
   Proceeds from sales of securities available
    for sale                                              3,551    11,196
   Net change in loans                                  (21,601)  (18,046)
   Purchases of premises and equipment                     (611)     (920)
   Other investing activities                               142       118
                                                        -------   -------
      Net cash used by investing activities             (20,226)  (30,175)

Cash Flows From Financing Activities:
   Net change in:
       Noninterest-bearing, NOW, money market and
        savings deposits                                (14,451)   (2,423)
       Certificates of deposit and other time
        deposits                                            520    34,821
       Short-term borrowings                              7,636    13,685
       Federal Home Loan Bank advance                    (1,000)
   Cash dividends                                        (2,024)   (1,887)
   Stock issued under dividend reinvestment and
    stock purchase plan                                     235       201
   Stock options exercised                                   46       187
   Stock redeemed                                                    (392)
                                                        -------   -------
      Net cash provided (used) by financing
       activities                                        (9,038)   44,192
                                                        -------   -------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                            (22,726)   20,045
Cash and Cash Equivalents, January 1                     68,932    46,359
                                                        -------   -------
Cash and Cash Equivalents, June 30                      $46,206   $66,404
                                                        -------   -------
                                                        -------   -------
See notes to consolidated condensed financial statements.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (Table dollar amounts in thousands, except per share amounts)
                                     (Unaudited)

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

NOTE 3.      Acquisitions

On January 17, 1996, the Corporation signed a definitive agreement to acquire all of the outstanding shares of Randolph County Bancorp, Winchester, Indiana. Under terms of the agreement which has been approved by Randolph County Bancorp shareholders, the Corporation will issue approximately 566,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by appropriate regulatory agencies. Although the corporation anticipates that the merger will be consummated during the third quarter of 1996, there can be no assurance that the acquisition will be completed. At December 31, 1995, Randolph County Bancorp had total assets and stockholders' equity of $73,333,000 and $8,867,000, respectively.

On July 31, 1996, the Corporation issued 942,685 shares of its common stock in exchange for all of the outstanding shares of Union National Bancorp, Liberty, Indiana (Union National). At December 31, 1995, Union National had total assets and shareholders' equity of $161,078,000 and $15,741,000, respectively. The transaction will be accounted for under the pooling of interests method of accounting. The financial information contained herein does not reflect the merger. Pro forma unaudited results of operations assuming the merger had occurred on January 1, 1995, are as follows:

                                Three Months Ended         Six Months Ended
                                     June 30                   June 30
                                ------------------         -----------------
                                 1996        1995           1996      1995
                                ------      ------         -------   -------
Net interest income. . . . .    $8,458      $8,132         $16,726   $16,174

Net income . . . . . . . . .     3,028       2,849           5,975     5,594

Net income per share . . . .       .50         .47            1.00       .93

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Table dollar amounts in thousands)
                                     (Unaudited)

NOTE 4.  Investment Securities

                                                                        Gross        Gross
                                                       Amortized     Unrealized    Unrealized     Fair
                                                         Cost           Gains        Losses       Value
                                                       ---------     ----------    ----------   ---------
Available for sale at June 30, 1996:
   U.S. Treasury                                       $ 12,227      $      11     $       83   $  12,155
   Federal agencies                                      68,394            381            447      68,328
   State and municipal                                   22,067            227            106      22,188
   Mortgage and other asset-backed securities            20,278             63            259      20,082
   Corporate obligations                                 23,165             71            247      22,989
   Marketable equity security                               250                                       250
                                                       ---------     ----------    ----------   ---------
         Total available for sale                       146,381            753          1,142     145,992
                                                       ---------     ----------    ----------   ---------

Held to maturity at June 30, 1996:
   U.S. Treasury                                            850              1             10         841
   Federal agencies                                       8,100             28             23       8,105
   State and municipal                                   37,741            253             94      37,900
   Mortgage and other asset-backed securities             4,324             18                      4,342
                                                       ---------     ----------    ----------   ---------
         Total held to maturity                          51,015            300            127      51,188
                                                       ---------     ----------    ----------   ---------
         Total investment securities                   $197,396      $   1,053     $    1,269   $ 197,180
                                                       ---------     ----------    ----------   ---------
                                                       ---------     ----------    ----------   ---------

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Table dollar amounts in thousands)
                                     (Unaudited)


                                                                        Gross        Gross
                                                       Amortized     Unrealized    Unrealized     Fair
                                                         Cost           Gains        Losses       Value
                                                       ---------     ----------    ----------   ---------
Available for sale at December 31, 1995:
   U.S. Treasury . . . . . . . . . . . . . . . . . .   $   4,531      $    26        $   3      $   4,554
   Federal agencies  . . . . . . . . . . . . . . . .      67,518        1,299           72         68,745
   State and municipal . . . . . . . . . . . . . . .      18,769          398           37         19,130
   Mortgage and other asset-backed securities. . . .      24,023          210          121         24,112
   Corporate obligations . . . . . . . . . . . . . .      26,120          264           55         26,329
   Marketable equity security. . . . . . . . . . . .         250                                      250
                                                       ---------     ----------    ----------   ---------
      Total available for sale . . . . . . . . . . .     141,211        2,197          288        143,120
                                                       ---------     ----------    ----------   ---------

Held to maturity at December 31, 1995:
   U.S. Treasury . . . . . . . . . . . . . . . . . .       3,103            8            2          3,109
   Federal agencies  . . . . . . . . . . . . . . . .      11,645           69           21         11,693
   State and municipal . . . . . . . . . . . . . . .      40,013          483           57         40,439
   Mortgage and other asset-backed securities. . . .       2,953            8                       2,961
   Corporate obligations . . . . . . . . . . . . . .         500                         1            499
                                                       ---------     ----------    ----------   ---------
      Total held to maturity . . . . . . . . . . . .      58,214          568           81         58,701
                                                       ---------     ----------    ----------   ---------
      Total investment securities  . . . . . . . . .   $ 199,425     $  2,765       $  369      $ 201,821
                                                       ---------     ----------    ----------   ---------
                                                       ---------     ----------    ----------   ---------

                                        Page 9 of 20

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Table dollar amounts in thousands)
                                     (Unaudited)

NOTE 5.     Loans and Allowance

                                                      June 30,    December 31,
                                                        1996          1995
                                                     --------     ------------
Loans:
   Commercial and industrial loans                   $ 98,670       $ 85,690
   Bankers' acceptances and loans to financial
    institutions                                        1,465          2,925
   Agricultural production financing and other
    loans to farmers                                    6,414          5,796
   Real estate loans:
      Construction                                     10,864          9,913
      Commercial and farmland                          67,665         66,749
      Residential                                     173,284        166,414
   Individuals' loans for household and other
    personal expenditures                              79,711         79,993
   Tax-exempt loans                                       917            863
   Other loans                                            936            651
                                                     --------     ------------
         Total loans                                 $439,926       $418,994
                                                     --------     ------------
                                                     --------     ------------

                                                          Six Months Ended
                                                              June 30
                                                     -------------------------
                                                        1996          1995
                                                     --------     ------------
Allowance for loan losses:
   Balances, January 1                                $4,957         $ 4,998
   Provision for losses                                  320             320
   Recoveries on loans                                   105              94
   Loans charged off                                    (463)           (316)
                                                     --------     ------------
   Balances, June 30                                  $4,919         $ 5,096
                                                     --------     ------------
                                                     --------     ------------

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

     Following are the levels achieved in each of these ratios during the first half of 1996, as compared to the same period in 1995.

        -   Earnings per share were $1.02, up 5.2 per cent from $.97

        -   Return on assets was 1.51 per cent decreasing from 1.53 per cent

        - Return on equity totaled 12.67 per cent compared to 13.34 per cent for the first half of 1995

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

      The Corporation's capital to assets ratio was 11.02 per cent at December 31, 1994, 11.37 per cent at December 31, 1995, and 11.93 per cent at March 31, 1996. At June 30, 1996, the Corporation had a Tier I risk-based capital ratio of 17.34 per cent, total risk-based capital ratio of 18.39 per cent and a leverage ratio of 11.88 per cent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 per cent and a total risk-based capital ratio of 8.0 per cent.

       The Corporation has an employee stock purchase plan and an employee stock option plan. Activity under this program is detailed in the Consolidated Condensed Statement of Changes in Stockholders' Equity. The transactions under these plans have not had a material effect in the Corporation's capital position.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

ASSET QUALITY/PROVISION FOR LOAN LOSSES

     First Merchants Corporation's asset quality and loan loss experience has consistently been superior to that of its peer group, as summarized below. Asset quality has been a major factor in the Corporation's ability to generate consistent profit improvement. The increase in non-performing loans from December 1, 1995 to June 30, 1996 is primarily attributable to two loans placed in non-accrual status during the first half. Management is in the process of resolving these loan situations and anticipates that no material losses will occur.

      The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses, and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review provided by an outside accounting firm. The evaluation takes into consideration identified credit problems as well as the possibility of losses inherent in the loan portfolio that cannot be specifically identified.

       The following table summarizes the risk elements for First Merchants Corporation and its peer group, consisting of bank holding companies with average assets between $500 million and $1 billion. The statistics were provided by the Federal Reserve System.

                                               Non-Performing Loans (1)
                                                 at December 31 as a
                                                  Per Cent of Loans
                                             ---------------------------
                                               First
                                              Merchants            Peer
                                             Corporation          Group
                                             -----------          -----
1996 (June 30)                                  .94%               N/A

1995                                            .16                .91%

1994                                            .26               1.01

1993                                            .30               1.55

1992                                            .41               1.85

1991                                            .86               2.54


(1) Accruing loans past due 90 days or more, and non-accruing loans, but excluding restructured loans.

    On June 30, 1996, the loan loss reserve stood at $4,919,000. As a per cent of loans, the reserve stood at 1.12 per cent compared to 1.18 per cent at year end 1995, and 1.24 per cent at year end 1994. The provision for loan losses for the first half of 1996 remained at $320,000 equal to the same period of 1995. The Corporation adopted SFAS No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures on January 1, 1995. Impaired loans totaled $3,122,000 at December 31, 1995. An allowance for losses at December 31, 1995, was not deemed necessary for impaired loans totaling $1,900,000, but an allowance of $559,000 was recorded for the remaining balance of impaired loans of $1,222,000. The balance of impaired loans has not changed significantly since December 31, 1995.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

    The following table presents loan loss experience for the years indicated and compares the Corporation's loss experience to its peer group (table dollar amounts in thousands).

                                    1996 (1)   1995    1994    1993    1992
                                    --------  ------  ------  ------  ------
Allowance for loan losses:
   Balance at January 1              $4,957   $4,998  $4,800  $4,351  $3,867

Chargeoffs:
   Commercial                           101      586     526     391     588
   Real estate mortgage                                   41     129     100
   Installment                          362      296     346     388     552
                                    --------  ------  ------  ------  ------
      Total chargeoffs                  463      882     913     908   1,240
                                    --------  ------  ------  ------  ------

Recoveries:
   Commercial                            41       89     216     240     215
   Real estate mortgage                   5        4      30       5      38
   Installment                           59      108      83      98     114
                                    --------  ------  ------  ------  ------
      Total recoveries                  105      201     329     343     367
                                    --------  ------  ------  ------  ------

Net chargeoffs                          358      681     584     565     873
                                    --------  ------  ------  ------  ------

Provision for loan losses               320     640      782   1,014   1,357
                                    --------  ------  ------  ------  ------

Balance at December 31               $4,919   $4,957  $4,998  $4,800  $4,351
                                    --------  ------  ------  ------  ------
                                    --------  ------  ------  ------  ------

Ratio of net chargeoffs during
 the period to average loans
 outstanding during the period       .17%(2)    .16%    .15%    .16%    .26%
Peer Group                            N/A       .26%    .25%    .49%    .65%


(1) Through June 30, 1996
(2) Annualized

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

    First Merchants Corporation's liquidity and interest sensitivity position at June 30, 1996, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below represents the Corporation's interest rate sensitivity analysis as of June 30, 1996 (table dollar amounts in thousands).


                                                          Interest-Rate Sensitivity Analysis
                                                                    At June 30, 1996
                                                 ---------------------------------------------------
                                                  1-180     181-365     1-5      Beyond
                                                   Days      Days      Years     5 Years     Total
                                                 --------   -------   --------   --------   --------
Rate-sensitive assets:
   Federal funds sold and interest-bearing
      deposits with financial institutions       $ 15,100                                   $ 15,100
   Investment securities                           30,528   $27,328   $128,632   $ 10,519    197,007
   Loans                                          230,703    40,876    116,211     52,136    439,926
   Federal Reserve and Federal Home
      Loan Bank stock                               1,722                             307      2,029
                                                 --------   -------   --------   --------   --------
Total rate-sensitive assets                       278,053    68,204    244,843     62,962    654,062
                                                 --------   -------   --------   --------   --------

Rate-sensitive liabilities:
   Interest-bearing deposits                      213,124    42,829    235,425         70    491,448
   Short-term borrowing                            41,611                                     41,611
                                                 --------   -------   --------   --------   --------
Total rate-sensitive liabilities                  254,735    42,829    235,425         70    533,059
                                                 --------   -------   --------   --------   --------

Periodic rate sensitivity gap                    $ 23,318   $25,375   $  9,418   $ 62,892
Cumulative rate sensitivity gap                    23,318    48,693     58,111    121,003

Cumulative rate sensitivity gap ratio
     June 30, 1996                                    109%      116%       111%       123%
     December 31, 1995                                117%      128%       113%       126%


                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

EARNING ASSETS

    Earning assets increased $76.4 million during 1995 but declined $6.6 million during the first half of 1996.

    The following table presents the earning asset mix for the years ended 1994, 1995 and at June 30, 1996 (table dollar amounts in millions).

                                                           Earning Assets
                                              ----------------------------------------
                                              June 30,    December 31,    December 31,
                                                1996         1995             1994
                                              --------    ------------    ------------
Federal funds sold and interest-bearing
   deposits with financial institutions       $ 15.1        $ 37.7           $  3.7
Securities available for sale                  146.0         143.1             99.3
Securities held to maturity                     51.0          58.2             77.7
Mortgage loans held for sale                                    .7
Federal Reserve and Federal Home
   Loan Bank stock                               2.0           1.9              1.9
Loans                                          439.9         419.0            401.6
                                              --------    ------------    ------------
   Total                                      $654.0        $660.6           $584.2
                                              --------    ------------    ------------
                                              --------    ------------    ------------

DEPOSITS AND BORROWINGS

    The following tables present the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes, and Federal Home Loan Bank advance) based on period end levels and average daily balances for the past two years and the six month period ended June 30, 1996 (table dollar amounts in thousands).

                                                Period End Balance
                                    ------------------------------------------
                                                                 Federal Home
                                                   Short-term      Loan Bank
                                     Deposits       Borrowing       Advance
                                    ----------   -------------  --------------
June 30, 1996 . . . . . . . . .      $574,225        $41,611
December 31, 1995 . . . . . . .       588,156         33,975        $1,000
December 31, 1994 . . . . . . .       529,830         39,189

                                                   Average Balances
                                    ------------------------------------------
                                                                 Federal Home
                                                   Short-term      Loan Bank
                                     Deposits       Borrowing       Advance
                                    ----------   -------------  --------------
June 30, 1996 . . . . . . . . .      $555,362        $39,577        $  940
December 31, 1995 . . . . . . .       538,539         44,799           515
December 31, 1994 . . . . . . .       514,029         45,639

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

NET INTEREST INCOME

    Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

    The table below presents the Corporation's interest income, interest expense, and net interest income as a per cent of average earning assets for the four-year period ending in 1995 and the first half of 1996. (Table dollar amounts in thousands.)

    Asset yields improved .71 per cent in 1995, while interest expense increased .81 per cent. The resulting "spread" decrease of .10 per cent (4.64% vs 4.74%) was offset by a $32.7 million increase in average earning assets, enabling fully taxable equivalent net interest income to increase by $963,000.

    During the first six months of 1996, interest income (FTE) grew $572,000 on an annualized basis due to growth in average earning assets of $12.5 million. Net interest income (FTE) as a per cent of earning assets remained level with the prior year as yields (FTE) and expenses both declined by .03 per cent of average earning assets.

    The Corporation does consider the effect of changing rates in its loan and deposit pricing and structure decisions, and in its investment strategy; and expects no significant change in net interest income as a result of interest rate changes.


                          Interest Income    Interest Expense     Net Interest
                          (FTE) as a Per      as a Per Cent      Income (FTE) as     Average   Net Interest Income
                          Cent of Average      of Average         a Per Cent of      Earning    on a Fully Taxable
                           Earning Assets     Earning Assets      Earning Assets      Assets     Equivalent Basis
                          ---------------    ----------------    ---------------    ---------  --------------------
1996(1)                        8.12%              3.48%              4.64%          $642,301         $29,817

1995                           8.15               3.51               4.64            629,784          29,245

1994                           7.44               2.70               4.74            597,102          28,282

1993                           7.38               2.81               4.57            587,009          26,806

1992                           8.31               3.65               4.66            566,467          26,400


(1) First six months annualized.

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

    Other income in the first six months of 1996 amounted to $3,610,000 or
12.4 per cent higher than the first six months of 1995. $369,000 of the increase of $399,000 is attributable to four factors:

    1.  Trust revenues increased $104,000 (8.1 per cent).
    2.  Deposit service charges increased $99,000 (8.1 per cent).
    3. Interchange fees for the Corporation's credit and debit card programs grew by $80,000 (55.9 per cent) due to increased product offerings.
    4. The Corporation recorded securities gains of $20,000 compared to losses of $66,000 last year, an increase of $86,000.

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

    First half 1996 expenses of $9,546,000 were $243,000 or 2.6 per cent above the same period of 1995. The following table details the change in "Other Expense".

                   1996 "Other Expense" Compared to 1995
                             (through June 30)
- -------------------------------------------------------------------------------
1.  Salary and benefit expense increased 4.2 per cent                 $228,000

2.  Various other operating expenses increased                         351,000

3.  FDIC deposit insurance premiums declined                          (574,000)

4.  1995 "other expense" included a refund from the State of
    Indiana for taxes paid in 1988 and 1989.  This served to
    reduce 1995 "Other Expense".                                       238,000
                                                                      --------

Net Change                                                            $243,000
                                                                      --------
                                                                      --------

INCOME TAXES

    The increase in 1995 tax expense was attributable to a $1,241,000 increase in pre-tax net income.

    During the first half of 1996, income tax expense grew $190,000 from the same period one year earlier, primarily due to a $429,000 increase in pre-tax net income.

                              FIRST MERCHANTS CORPORATION

                                      FORM 10-Q


    The following is a breakdown, by year, of federal and state income taxes (table dollar amounts in thousands).

                                      Six Months Ended    Twelve Months Ended
                                          June 30,           December 31,
                                      ----------------    -------------------
                                       1996      1995      1995         1994
                                      ------    ------    ------       ------
Federal taxes . . . . . . . . .       $2,103    $1,976    $4,146       $3,735

State taxes . . . . . . . . . .          682       619     1,302        1,172
                                      ------    ------    ------       ------
  Total   . . . . . . . . . . .       $2,785    $2,595    $5,448       $4,907
                                      ------    ------    ------       ------
                                      ------    ------    ------       ------
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

    (b) No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            First Merchants Corporation
                                            ---------------------------
                                                   (Registrant)

Date   August 12, 1996       by             /s/ Stefan S. Anderson
     --------------------                 -----------------------------
                                              Stefan S. Anderson
                                            President and Director


Date   August 12, 1996       by             /s/ James L. Thrash
     --------------------                 -----------------------------
                                                James L. Thrash
                                            Chief Financial & Principal
                                               Accounting Officer