Form 10-Q
period 1996-09-30
FIRST MERCHANTS CORP
filed 1996-11-14
CIK 712534

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996


Commission File Number 0-17071


                             FIRST MERCHANTS CORPORATION
                -------------------------------------------------------
               (Exact name of registrant as specified in its character)


         INDIANA                                 35-1544218
-----------------------------------       -----------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation of organization)                  dentification No.)



 200 East Jackson Street - Muncie, IN              47305-2814
---------------------------------------   -----------------------------------
(Address of principal executive office)            (Zip code)



                                    (317) 747-1500
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)



                                    Not Applicable
                -------------------------------------------------------
                (Former name former address and former fiscal year,
                            if changed since last report.)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,
                                 Yes   X    No
                                    ------    ------

    As of October 30, 1996, there were outstanding 6,597,204 common shares, without par value, of the registrant.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

                                        INDEX



PART I.  Financial information:                                    Page No.
                                                                   --------
Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet                         3

         Consolidated Condensed Statement of Income                   4

         Consolidated Condensed Statement of Changes in
         Stockholders' Equity                                         5

         Consolidated Condensed Statement of Cash Flows               6

         Notes to Consolidated Condensed Financial Statements         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         12


PART II. Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders         20

Item 6.  Exhibits and Reports of Form 8-K                            20

Signatures                                                           21

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

                           PART I. FINANCIAL INFORMATION
                            Item 1. FINANCIAL STATEMENTS
                         CONSOLIDATED CONDENSED BALANCE SHEET
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                   September 30,  December  31,
                                        1996          1995
                                    ------------  -------------
ASSETS:
   Cash and due from banks           $  41,451    $   34,893
   Federal funds sold                    2,250        37,500
                                    ------------  -------------
      Cash and cash equivalents         43,701        72,393
   Interest-bearing deposits
    with financial  institutions           444           155
   Securities available for sale       207,012       203,909
   Securities held to maturity          51,809        60,678
   Mortgage loans held for sale                          736

   Loans:
      Loans                           559,506        508,844
      Less:  Allowance for loan
       losses                           6,038          6,101
                                    ------------  -------------
         Net loans                    553,468        502,743
   Premises and equipment              13,811         13,503
   Federal Reserve and Federal
    Home Loan Bank stock                2,839          2,702
   Interest receivable                  7,754          7,917
   Core deposit intangibles
    and goodwill                        1,747          1,845
   Others assets                        4,135          2,356
                                    ------------  -------------
         Total assets               $ 886,720      $ 868,937
                                    ------------  -------------
                                    ------------  -------------
LIABILITIES:
   Deposits:
      Noninterest-bearing           $  82,853       $ 107,238
      Interest-bearing                605,661         613,257
                                    ------------  -------------
         Total deposits               688,514         720,495
   Short-term borrowings               81,802          37,377
   Federal Home Loan Bank advances      9,150           9,000
   Interest payable                     3,204           3,035
   Other liabilities                    3,424           2,816
                                    ------------  -------------
         Total liabilities            786,094         772,723

STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued --
       500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 20,000,000 shares
      Issued and outstanding --
       6,030,868 and 5,996,586 shares     754             750
   Additional paid-in capital          19,402          18,661
   Retained earnings                   80,311          74,955
   Net unrealized gain on
    securities available for sale         159           1,848
                                    ------------  -------------
         Total stockholders' equity   100,626          96,214
                                    ------------  -------------
         Total liabilities and
          stockholders' equity      $ 886,720       $ 868,937
                                    ------------  -------------
                                    ------------  -------------

See notes to consolidated condensed financial statements.

                             FIRST MERCHANTS CORPORATION

                                     FORM 10-Q
                     CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Dollar amounts in thousands, except per share amounts)
                                     (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                  ---------------------    -------------------
                                     1996      1995           1996      1995
                                  ---------  ---------     ---------  ---------
Interest Income:
   Loans, including fees:
       Taxable                     $ 12,157   $11,488      $ 35,317    $ 33,413
       Tax exempt                        22        39            59          93
   Securities:
       Taxable                        2,955     2,983         9,000       8,478
       Tax exempt                       887       847         2,575       2,436
   Federal funds sold                   115       275           448         632
   Interest-bearing deposits with
     financial institutions               2         3             7           6
   Federal Reserve and Federal
    Home Loan Bank stock                 53        49           159         144
                                  ---------  ---------     ---------  ---------
          Total interest income      16,191    15,684        47,565      45,202
Interest Expense:
    Deposits                          6,575     6,670        19,841      18,643
    Short-term borrowings               850       832         1,965       1,962
    Federal Home Loan Bank advances     134        78           399         320
                                  ---------  ---------     ---------  ---------
          Total interest expense      7,559     7,580        22,205      20,925
                                  ---------  ---------     ---------  ---------
Net Interest Income                   8,632     8,104        25,360      24,277
Provision for loan losses               250       236           740         767
                                  ---------  ---------     ---------  ---------
Net Interest Income After Provision
 For Loan Losses                       8,382    7,868        24,620      23,510

Other Income:
     Net realized gains (losses) on
       sale of available for sale
       securities                        24        (2)           50         (50)
     Other income                     1,950     2,013         5,785       5,494
                                  ---------  ---------     ---------  ---------
Total other income                    1,974     2,011         5,835       5,444
Total other expenses                  5,811     5,467        16,817      16,147
                                  ---------  ---------     ---------  ---------
Income before income tax              4,545     4,412        13,638      12,807
Income tax expense                    1,548     1,582         4,676       4,382
                                  ---------  ---------     ---------  ---------
Net Income                         $  2,997   $ 2,830       $ 8,962     $ 8,425
                                  ---------  ---------     ---------  ---------
                                  ---------  ---------     ---------  ---------
  Per share:
      Net income (1)               $   .50     $   .47       $  1.49    $  1.40
      Dividends (1)(2)                 .24         .20           .64        .58
  Weighted average shares
   outstanding (1)               6,025,472   6,005,433     6,009,747  5,999,253

(1) Restated for 3-for-2 stock split distributed October, 1995.
(2) Dividends per share is for First Merchants Corporation, not restated for pooling transaction.

See notes to consolidated financial statements.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollar amounts in thousands)
                                     (Unaudited)

                                             1996               1995
                                          ---------           --------

Balances, January 1                       $  96,214           $ 84,427

Net income                                    8,962              8,425

Cash dividends                               (3,606)            (3,102)

Net change in unrealized gain (loss) on
 securities available for sale               (1,689)             3,483

Stock issued under employee benefit plans       298                277

Stock issued under dividend reinvestment
 and stock purchase plan                        384                327

Stock options exercised                          64                199

Stock redeemed                                                    (920)

Cash paid in lien of issuing
 fractional shares                               (1)
                                          ---------           --------

Balances, September 30                    $ 100,626           $ 93,116
                                          ---------           --------
                                          ---------           --------


See notes to consolidated condensed financial statements.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Dollar amounts in thousands)
                                     (Unaudited)

                                                          Nine Months Ended
                                                            September 30
                                                         ----------------------
                                                            1996         1995
                                                         ----------    --------
Cash Flows From Operating Activities:
   Net income                                               $ 8,962     $ 8,425
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                 740         767
      Depreciation and amortization                           1,095       1,052
      Securities amortization, net                              316         533
      Mortgage loans originated for sale                     (1,458)     (1,852)
      Proceeds from sale of mortgage loans                    2,211       1,859
      Change in interest receivable                             163        (861)
      Change in interest payable                                169       1,146
      Other adjustments                                        (131)        105
                                                          ----------    --------
         Net cash provided by operating
           activities                                        12,067      11,174
Cash Flows From Investing Activities:
   Net change in interest-bearing deposits with
    financial institutions                                     (289)       (136)
   Purchases of:
      Securities available for sale                         (88,457)    (63,250)
      Securities held to maturity                           (21,616)    (30,762)
   Proceeds from maturities of:
      Securities available for sale                          76,092      14,458
      Securities held to maturity                            30,335      29,339
   Proceeds from sales of securities available
    for sale                                                  7,407      13,695
   Net change in loans                                      (52,441)    (13,820)
   Purchases of premises and equipment                       (1,403)     (1,634)
   Other investing activities                                   180         219
                                                          ----------    --------
      Net cash used by investing activities                 (50,192)    (51,891)
Cash Flows From Financing Activities:
   Net change in:
       Noninterest-bearing, NOW, money market and
        savings deposits                                    (45,948)    (43,905)
       Certificates of deposit and other time
        deposits                                             13,967      58,009
       Short-term borrowings                                 44,425      29,308
       Federal Home Loan Bank advances                         (150)
   Cash dividends                                            (3,606)     (3,102)
   Stock issued under employee benefit plans                    298         277
   Stock issued under dividend reinvestment and
    stock purchase plan                                         384         327
   Stock options exercised                                       64         199
   Stock redeemed                                                          (920)
   Cash paid in lieu of issuing fractional shares                (1)
                                                          ----------    --------
      Net cash provided by financing activities               9,433      40,193
                                                          ----------    --------
Net Decrease in Cash and Cash Equivalents                   (28,692)       (524)
Cash and Cash Equivalents, January 1                         72,393      50,022
                                                          ----------    --------
Cash and Cash Equivalents, September 30                   $  43,701     $49,498
                                                          ----------    --------
                                                          ----------    --------

See notes to consolidated condensed financial statements.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (Table dollar amounts in thousands, except per share amounts)
                                     (Unaudited)

NOTE 1.     General

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for the changes in methods of accounting discussed more fully in Note 2. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated financial statements.

NOTE 2.    Change in Methods of Accounting

Statement of Financial Standards ("SFAS") No. 123, Stock-Based Compensation, is effective for the Corporation for 1996. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Corporation intends to account for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, was adopted by the Corporation on January 1, 1996. SFAS 122 eliminates the accounting distinction between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. Under SFAS 122, if a mortgage banking enterprise sells or securitizes loans and retains the mortgage servicing rights, the enterprise must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable, the entire cost should be allocated to the mortgage servicing rights. The adoption of this statement had no material impact on the Corporation's financial condition and results of operations.



NOTE 3.      Acquisitions

On August 1, 1996, the Corporation issued 942,685 shares of its common stock in exchange for all of the outstanding shares of Union National Bancorp, Liberty, Indiana (Union National). At December 31, 1995, Union National had total assets and shareholders' equity of $161,078,000 and $15,741,000, respectively. The transaction was accounted for under the pooling of interests method of accounting. The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the Corporation had been combined as of January 1, 1995. Separate operating results of Union National for the periods prior to the merger were as follows:

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (Table dollar amounts in thousands, except per share amounts)
                                     (Unaudited)


                                   Three Months Ended     Nine Months Ended
                                       September 30          September 30
                                   ------------------     ------------------
                                    1996       1995        1996       1995
                                   -------   --------     --------  --------
Net interest income:

  First Merchants Corporation      $8,202    $6,955       $22,402   $20,883

  Union National Bancorp              430     1,149         2,958     3,394
                                   -------   --------     --------  --------
     Combined                      $8,632    $8,104       $25,360   $24,277
                                   -------   --------     --------  --------
                                   -------   --------     --------  --------

Net income:

  First Merchants Corporation       2,837     2,414         7,996     7,334

  Union National Bancorp              160       416           966     1,091
                                   -------   --------     --------  --------

     Combined                      $2,997    $2,830      $  8,962   $ 8,425
                                   -------   --------     --------  --------
                                   -------   --------     --------  --------

Net income per share:

  First Merchants Corporation         .47       .40         1.33       1.22

  Union National Bancorp              .03       .07          .16        .18
                                   -------   --------     --------  --------

     Combined                      $  .50    $  .47       $ 1.49    $  1.40
                                   -------   --------     --------  --------
                                   -------   --------     --------  --------


On October 2, 1996, the Corporation issued 565,705 shares of its common stock in exchange for all of the outstanding shares of Randolph County Bancorp, Winchester, Indiana (Randolph County). At December 31, 1995, Randolph County had total assets and shareholders' equity of $73,219,000 and $8,753,000, respectively. The transaction will be accounted for under the pooling of interests method of accounting. The financial information contained herein does not reflect the merger. Pro forma unaudited results of operations assuming the merger had occurred on January 1, 1995, are as follows:


                           Three Months Ended       Nine Months Ended
                              September 30            September 30
                           ------------------       ------------------
                            1996      1995             1996     1995
                          --------   --------       ---------  -------

Net interest income     $   9,310    $ 8,779        $ 27,434   $26,230

Net income                  3,221      3,051           9,651     8,999

Net income per
 share                        .49       .46             1.47      1.37

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Table dollar amounts in thousands)
                                     (Unaudited)


NOTE 4.  Investment Securities



                                              Gross         Gross
                              Amortized    Unrealized     Unrealized    Fair
                                 Cost        Gains          Losses      Value
                              ---------    ----------     ----------   --------
Available for sale at
September 30, 1996:

   U.S. Treasury               $ 20,737    $     62       $     87     $ 20,712

   Federal agencies              77,228         486            351       77,363

   State and municipal           39,005         882            171       39,716

   Mortgage and other
     asset-backed securities     43,074         201            651       42,624

   Corporate obligations         26,198          90            197       26,091

   Marketable equity securities     506                                     506
                              ---------   ----------     ---------     --------
      Total available for
       sale                     206,748       1,721          1,457      207,012
                              ---------   ----------     ---------     --------

Held to maturity at September
 30, 1996:

   U.S. Treasury                    850           1             10          841

   Federal agencies               6,585          24             13        6,596

   State and municipal           37,595         247             59       37,783

   Mortgage and other
    asset-backed securities       4,482           9                       4,491

   Corporate obligations          2,297          11             12        2,296
                              ---------   ----------     ---------     --------
      Total held to
       maturity                  51,809         292             94       52,007
                              ---------   ----------     ---------     --------
      Total investment
       securities             $ 258,557    $  2,013       $  1,551     $259,019
                              ---------   ----------     ----------    --------
                              ---------   ----------     ----------    --------

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Table dollar amounts in thousands)
                                     (Unaudited)

                                          Gross         Gross
                             Amortized   Unrealized   Unrealized      Fair
                               Cost       Gains         Losses        Value
                             ---------  -----------   -----------    ---------
Available for sale at
 December 31, 1995:

   U.S. Treasury              $ 12,530       $  161      $  3         $ 12,688

   Federal agencies             79,155        1,501        83           80,573

   State and municipal          31,963        1,207        50           33,120

   Mortgage and other
    asset-backed securities     47,445          411       283           47,573

   Corporate obligations        29,177          264        79           29,362

   Marketable equity security      562           31                        593
                             ---------  -----------   -----------    ---------
      Total available for
       sale                    200,832        3,575       498          203,909
                             ---------  -----------   -----------    ---------

Held to maturity at December
 31, 1995:

   U.S. Treasury                 3,103            8         2            3,109

   Federal agencies             11,645           69        21           11,693

   State and municipal          40,393          574        57           40,910

   Mortgage and other
      asset-backed securities    5,037           17        21            5,033

   Corporate obligations           500                      1              499
                             ---------  -----------   -----------    ---------

      Total held to maturity    60,678          668        102          61,244
                             ---------  -----------   -----------    ---------
      Total investment
      securities              $261,510       $4,243      $ 600        $265,153
                             ---------  -----------   -----------    ---------
                             ---------  -----------   -----------    ---------

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Table dollar amounts in thousands)
                                     (Unaudited)

NOTE 5.     Loans and Allowance


                                     September 30,             December 31,
                                         1996                     1995
                                     -------------             -------------
Loans:

   Commercial and industrial loans     $ 107,432                 $  94,343

   Bankers' acceptances and loans to
    financial institutions                 2,625                     2,925


   Agricultural production
   financing and other loans to farmers   12,979                    11,140

   Real estate loans:

      Construction                        11,780                     9,989

      Commercial and farmland             85,669                    84,570

      Residential                        236,827                   213,233


   Individuals' loans for
    household and other
    personal expenditures                 96,640                    89,274

   Tax-exempt loans                        1,229                     1,119

   Other loans                             4,325                     2,251
                                     -------------             -------------

         Total loans                   $ 559,506                 $ 508,844
                                     -------------             -------------
                                     -------------             -------------


                                                  Nine Months Ended
                                                   September 30
                                                 -------------------
                                                    1996      1995
                                                  --------  --------
Allowance for loan losses:

  Balances, January 1                              $ 6,101   $ 6,114

  Provision for losses                                 740       767

  Recoveries on loans                                  197       156

  Loans charged off                                 (1,000)     (821)
                                                  --------  --------
  Balances, September 30                           $ 6,038   $ 6,216
                                                  --------  --------
                                                  --------  --------

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

   The Corporation has recorded 20 consecutive years of growth in operating earnings per share, reaching $1.90 in 1995, an increase of 8.6 per cent over 1994.

   Return on assets was 1.40 per cent in 1995, up from 1.36 per cent in 1994.

   Return on equity was 12.59 per cent in 1995 and 12.65 in 1994.

   Following are the levels achieved in each of these ratios during the first nine months of 1996, as compared to the same period in 1995.

             - Earnings per share were $1.49, up 6.4 per cent from $1.40

             - Return on assets was 1.41 per cent increasing from 1.37 per cent

             - Return on equity totaled 12.23 per cent compared to 12.60 per cent for the first nine months of 1995

CAPITAL

          First Merchants Corporation's capital strength continues to exceed regulatory minimums and peer group averages. Management believes that strong capital is a distinct advantage in the competitive environment in which the Corporation operates, and will provide a solid foundation for continued growth, and instilling customer confidence. First Merchants Corporation and its subsidiaries have received honors from various financial rating services recognizing the Banks for safety and soundness. Earnings, asset quality and capital strength were considered in the ratings.

          The Corporation's capital to assets ratio was 11.07 per cent at December 31, 1995, and 11.35 per cent at September 30, 1996. At September 30, 1996, the Corporation had a Tier I risk-based capital ratio of 17.09 per cent, total risk-based capital ratio of 18.13 per cent and a leverage ratio of 11.56 per cent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 per cent and a total risk-based capital ratio of 8.0 per cent.

          The Corporation has an employee stock purchase plan and an employee stock option plan. Activity under this program is detailed in the Consolidated Condensed Statement of Changes in Stockholders' Equity. The transactions under these plans have not had a material effect in the Corporation's capital position.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

ASSET QUALITY/PROVISION FOR LOAN LOSSES

          Asset quality has been a major factor in the Corporation's ability to generate consistent profit improvement. The increase in non-performing loans from December 31, 1995 to September 30, 1996 is primarily attributable to two loans placed in non-accrual status during the first half of 1996. These loans were included in impaired loans at December 31, 1995 for which an allowance was recorded. Management is in the process of resolving these loan situations and anticipates that no additional provision for loan losses is required.

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

          The following table summarizes the risk elements for First Merchants Corporation (table dollar amounts in thousands).


                    September 30,      December 31,      September 30,
                       1996                1995              1995
                    -------------     -------------      --------------
 Non-accrual Loans    $ 4,105            $  587               $  797

 Loans contractually
  past due 90 days
  or more other
  than nonaccruing      1,748             1,188                1,039

 Restructured loans       902             1,075                1,141
                    -------------     -------------      --------------
     Total            $ 6,755            $2,850               $2,977
                    -------------     -------------      --------------
                    -------------     -------------      --------------


    On September 30, 1996, the loan loss reserve stood at $6,038,000. As a per cent of loans, the reserve stood at 1.08 per cent compared to 1.20 per cent at year end 1995. The provision for loan losses for the first nine months of 1996 was $740,000 compared to $767,000 for the same period of 1995. The Corporation adopted SFAS No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures on January 1, 1995. Impaired loans totaled $4,181,000 at December 31, 1995. An allowance for losses at December 31, 1995, was not deemed necessary for impaired loans totaling $1,972,600, but an allowance of $1,104,000 was recorded for the remaining balance of impaired loans of $2,208,400. The balance of impaired loans has not changed significantly since December 31, 1995.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

    The following table presents loan loss experience for the periods indicated and compares the Corporations loss experience to its peer group consisting of bank holding companies with average assets between $500 million and $1 billion. The statistics were provided by the Federal Reserve System (table dollar amounts in thousands).

                                   1996(1)        1995           1994
                                   -------       -------      --------
Allowance for loan losses:


   Balance at January 1           $ 6,101        $ 6,114       $ 5,900

Chargeoffs:

   Commercial                         413            549           846

   Real estate mortgage                14              1            41

   Installment                        573            680           384
                                   -------       -------      --------
      Total chargeoffs              1,000          1,230         1,271
                                   -------       -------      --------
Recoveries:

   Commercial                          59            121           265

   Real estate mortgage                 6              4            30

   Installment                        132            112           108
                                   -------       -------      --------
      Total recoveries                197            237           403
                                   -------       -------      --------

Net chargeoffs                        803            993           868
                                   -------       -------      --------

Provision for loan losses             740            980         1,082
                                   -------       -------      --------

Balance at December 31            $ 6,038        $ 6,101        $6,114
                                   -------       -------      --------
                                   -------       -------      --------

Ratio of net chargeoffs during
 the period to average
 loans outstanding during
 the period                           .20%(2)       .20%           .18%

Peer Group                             N/A          .26            .25


(1) Through September 30, 1996
(2) Annualized

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

    First Merchants Corporation's liquidity and interest sensitivity position at September 30, 1996, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below represents the Corporation's interest rate sensitivity analysis as of September 30, 1996 (table dollar amounts in thousands).


                                   Interest-Rate Sensitivity Analysis
                                        At September 30, 1996
                               ------------------------------------------------
                                1-180    181-365     1-5      Beyond
                                Days      Days      Years    5 Years    Total
                               --------  -------   --------  --------  --------
Rate-sensitive assets:
   Federal funds sold and
    interest-bearing
    deposits with
    financial institutions     $  2,694                                $  2,694
   Investment securities         47,107  $ 31,363  $152,763  $ 27,588   258,821
   Loans                        260,818    59,206   166,239    73,243   559,506
   Federal Reserve and
    Federal Home Loan
    Bank stock                    2,532                           307     2,839
                               --------  -------   --------  --------  --------
Total rate-sensitive
 assets                         313,151   90,569    319,002   101,138   823,860
                               --------  -------   --------  --------  --------
Rate-sensitive
 liabilities:
 Interest-bearing deposits      254,530   92,475    257,359     1,297   605,661
   Short-term borrowing          81,802                                  81,802
   Federal Home Loan Bank
   advance                        2,000               7,150               9,150
                               --------  -------   --------  --------  --------
Total rate-sensitive
 liabilities                    338,332   92,475    264,509     1,297   696,613
                               --------  -------   --------  --------  --------
Periodic rate sensitivity
 gap                          $(25,181)  $(1,906)  $ 54,493  $ 99,841
Cumulative rate
 sensitivity gap               (25,181)  (27,087)    27,406   127,247
Cumulative rate
 sensitivity gap ratio              93%       94%      1.04%     1.18%

    Although rate sensitivity GAPS constantly change as funds are acquired and invested,

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

the Corporation had a negative GAP of $27,087,000 or 94 per cent at one year or less as of September 30, 1996. This, in the opinion of management is a relative balanced position. Net interest income at financial institutions with negative GAPS tends to decline as interest rates increase and generally increase as interest rates decline.

EARNING ASSETS

    Earning assets increased $92.4 million during 1995 and increased $9.3 million during the first nine months of 1996.

    The following table presents the earning asset mix for the years ended 1994, 1995 and at September 30, 1996 (table dollar amounts in millions).

                                               Earning Assets
                                 ---------------------------------------------
                                 September 30,    December 31,    December 31,
                                      1996          1995             1994
                                 -------------    -------------  -------------
Federal funds sold and
 interest-bearing
 deposits with financial
 institutions                          $  2.7           $ 37.7          $  4.3

Securities available for sale           207.0            203.9           122.2

Securities held to maturity              51.8             60.7           108.0

Mortgage loans held for sale                                .7

Federal Reserve and Federal
 Home Loan Bank stock                     2.8              2.7             2.7

Loans                                   559.5            508.8           484.9
                                 -------------    -------------  -------------
   Total                               $823.8           $814.5          $722.1
                                 -------------    -------------  -------------
                                 -------------    -------------  -------------

    The Corporation has placed an emphasis on increasing the loan portfolio to improve net interest income. Loan growth has outpaced deposit growth resulting in a reduction in Federal Funds sold and interest-bearing deposits with financial institutions.

DEPOSITS AND BORROWINGS

    The following tables present the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes, and Federal Home Loan Bank advances) based on period end levels and average daily balances for the past two years and the nine month period ended September 30, 1996 (table dollar amounts in thousands).

                                           Period End Balances
                               -------------------------------------------
                                                            Federal Home
                                            Short-term       Loan Bank
                               Deposits     Borrowings        Advances
                               ---------    ----------      --------------

September 30, 1996             $688,514     $ 81,802            $ 9,150

December 31, 1995               720,495       37,377              9,000

December 31, 1994               651,228       40,631              8,000

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q


                                           Average Balances
                               -------------------------------------------
                                                            Federal Home
                                            Short-term        Loan Bank
                               Deposits     Borrowings         Advances
                               ---------    ----------      --------------
September 30, 1996             $687,288      $ 48,621           $ 9,212

December 31, 1995               656,561        47,367             8,515

December 31, 1994               621,746        47,966             7,904

    Deposits at December 31, 1995 included deposits seasonal in nature, such as deposits of States and political subdivisions, certain large corporations, financial institutions and trusts. Average balances reflect a relative steady increase in deposits since December 31, 1994.

NET INTEREST INCOME

    Net interest income is the primary source of the Corporation's earnings.
It is a function of net interest margin and the level of average earning assets.

    The table below presents the Corporation's interest income, interest expense, and net interest income as a per cent of average earning assets for 1994, 1995 and the first nine months of 1996. (Table dollar amounts in thousands.)

    During the first nine months of 1996, interest income (FTE) as a per cent of average earning assets increased .14% while interest expense as a per cent of average earning assets increased .10%

    The Corporation does consider the effect of changing rates in its loan and deposit pricing and structure decisions, and in its investment strategy; and expects no significant change in net interest income as a result of interest rate changes.


         Interest Income   Interest Expense   Net Interest
          (FTE) as a Per    as a Per Cent    Income (FTE) as   Average   Net Interest Income
          Cent of Average    of Average       a Per Cent of    Earning    on a Fully Taxable
          Earning Assets   Earning Assets     Earning Assets   Assets      Equivalent Basis
         ---------------   ----------------  ----------------  --------  --------------------
1996(1)       8.12%          3.68%                4.44%        $804,416       $ 35,706

1995          8.12           3.71                  4.41         776,660         34,233

1994          7.46           2.93                  4.53         731,328         33,100


(1) First nine months annualized.

OTHER INCOME

    The Corporation has placed emphasis on the growth of non-interest income in recent years by offering a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

    Other income in the first nine months of 1996 amounted to $5,835,000 or
7.2 per cent higher than the first nine months of 1995. $343,000 of the increase of $391,000 is attributable to four factors:

    1.  Trust revenues increased $124,000 (6.1 per cent).

    2. Deposit service charges increased $155,000 (7.7 per cent) primarily due to changes in pricing.

    3. Interchange fees for the Corporation's credit and debit card programs grew by $119,000 (157 per cent) due to increased product offerings.

    4. The Corporation recorded securities gains of $50,000 compared to losses of $50,000 last year, an increase of $100,000.

OTHER EXPENSE

    Total "other expenses" represent non-interest operating expenses of the Corporation.

    "Other expenses" for the first nine months of 1996 were $16,817,000 or $670,000 (4.1 per cent) above the same period of 1995. Salary and benefit expenses, which account for over one-half of the Corporation's non-interest operating expenses, increased by $511,000 (5.7 per cent). Increases in equipment, data processing and advertising expenses totaling $179,000 were offset by a $664,000 reduction in the cost of deposit insurance.

    "Other expenses" for the first nine months of 1995 included a refund of $238,000 from the State of Indiana for intangible taxes paid in 1988 and 1989.

INCOME TAXES

    During the first nine months of 1996, income tax expense grew $294,000 from the same period one year earlier, primarily due to a $831,000 increase in pre-tax net income.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q


OTHER

    The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Corporation, and that the address is (http://www.sec.gov).

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

                             PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  No exhibits are required to be filed.

    (b) Form 8-K was filed August 15, 1996 for the acquisition and merger by the Corporation of all the assets of Union National Bancorp. Form
         8-K included various financial statements and exhibits related to this merger.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            First Merchants Corporation
                                               (Registrant)



Date November 13, 1996            by         /s/ Stefan S. Anderson
     ------------------                    ------------------------------------
                                              Stefan S. Anderson
                                            President and Director


Date November 13, 1996            by        /s/  Gary D. Marshall
     ------------------                    ------------------------------------
                                                 Gary D. Marshall
                                                Acting Chief Financial Officer