Form 10-K405
period 1996-12-31
FIRST MERCHANTS CORP
filed 1997-03-24
CIK 712534

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996      Commission file number 0-17071

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $185,416,446 as of March 6, 1997.

    As of March 6, 1997 there were outstanding 6,604,615 common shares, without par value, of the registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K
         Documents                             Into Which Incorporated
         ---------                             -----------------------
1996 Annual Report to Stockholders               Part II (Items 5 through 8)
Definitive Proxy Statement for
  Annual Meeting of Shareholders
  to be held April 8, 1997                  Part III (Items 10 through 13)

EXHIBIT INDEX:  Page 27                               Total Pages 135

FORM 10-K TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

Part I

    Item 1  - Business........................................................3

    Item 2  - Properties.....................................................19

    Item 3  - Legal Proceedings..............................................19

    Item 4  - Submission of Matters to a Vote of Security Holders............19

    Supplemental Information - Executive Officers of the Registrant..........20

Part II

    Item 5  - Market For the Registrant's Common Equity and
              Related Stockholder Matters....................................21

    Item 6  - Selected Financial Data........................................21

    Item 7  - Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................21

    Item 8  - Financial Statements and Supplementary Data....................21

    Item 9  - Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosures...........................21

Part III

    Item 10  - Directors and Executive Officers of the Registrant............22

    Item 11  - Executive Compensation........................................22

    Item 12  - Security Ownership of Certain Beneficial
               Owners and Management.........................................22

    Item 13  - Certain Relationships and Related Transactions................22

Part IV

    Item 14  - Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K...........................................23

Signatures....................................................................25

Index to Exhibits.............................................................27

                                        PART I

ITEM 1. BUSINESS.
--------------------------------------------------------------------------------

GENERAL

First Merchants Corporation (the "Corporation") was incorporated under Indiana law on September 20, 1982, as the bank holding company for First Merchants Bank, National Association ("First Merchants"), a national banking association incorporated in 1893. Prior to December 16, 1991, First Merchants' name was The Merchants National Bank of Muncie. On November 30, 1988, the Corporation acquired Pendleton Banking Company ("Pendleton"), a state chartered commercial bank organized in 1872. On July 31, 1991, the Corporation acquired First United Bank ("First United"), a state chartered commercial bank organized in 1882. On August 1, 1996, the Corporation acquired The Union County National Bank of Liberty ("Union National"), a national banking association incorporated in 1872. On October 2, 1996, the Corporation acquired The Randolph County Bank ("Randolph County"), a state chartered commercial bank founded in 1865.

After the holding company was formed in 1982, the Corporation's practice was to appoint each of the outside directors of First Merchants as a director of the Corporation. However, as the Corporation grew through acquisition of four other financial institutions, it became apparent that increased separation of the operation and direction of the Corporation and First Merchants would be desirable, and that this objective was hindered by the substantial overlap in the composition of the two Boards of Directors. Therefore, the Corporation's Board appointed an AD HOC Committee on Board Structure to review the structure and makeup of the two Boards. The Committee's report and recommendations, including a plan to restructure the respective Boards effective as of January 1, 1997, were unanimously adopted by the Boards of both the Corporation and First Merchants on December 10, 1996. As a result of the restructuring, six of the directors who were serving on both Boards became directors of First Merchants only, and five of the directors who were serving on both Boards became directors of the Corporation only. The size of the Corporation's Board was reduced from eighteen to twelve members, and the size of the First Merchants' Board was reduced from fifteen to ten members.

As of December 31, 1996, the Corporation had consolidated assets of $968.0 million, consolidated deposits of $794.5 million and stockholders' equity of $112.7 million.

The Corporation is headquartered in Muncie, Indiana, and is presently engaged in conducting commercial banking business through the 23 offices of its five banking subsidiaries. As of December 31, 1996, the Corporation and its subsidiaries had 452 full-time equivalent employees.

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

At the present time, management of the Corporation is not actively engaged in discussions or negotiations with other financial institutions regarding their affiliation with the Corporation.

--------------------------------------------------------------------------------

COMPETITION

The Corporation's banking subsidiaries are located in Delaware, Madison, Fayette, Wayne, Union, Randolph and Henry counties, Indiana. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the banking subsidiaries compete vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas.

SUPERVISION AND REGULATION

The Corporation is a bank holding company ("BHC") subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act generally requires a BHC to obtain prior approval of the Federal Reserve Board (the "FRB") to acquire or hold more than a 5% voting interest in any bank. The Act restricts the non-banking activities of BHCs to those which are closely related to banking activities. As a result of the provisions in the Financial Institutional Reform, Recovery and Enforcement Act of 1989, BHCs may now own and operate savings and loan associations or savings banks which, in the past, was prohibited. First Merchants and Union National are national banks and are supervised, regulated and examined by the Comptroller of the Currency. Pendleton, First United, and Randolph County are state banks and are supervised, regulated and examined by the Indiana Department of Financial Institutions (the "DFI"). In addition, First Merchants, as a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve. In addition, Pendleton, First United, and Randolph County, which are not members of the Federal Reserve System, are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First Merchants, Union National, Pendleton, First United, and Randolph County (the "Banks") are insured by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines their activities represent an unsafe and unsound practice or violation of law.

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

--------------------------------------------------------------------------------

The Riegle Community Development and Regulatory Improvement Act of 1994 ("Act") was signed into law in 1994. The Act contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. The Act grants the authority to several agencies to promulgate regulations under the Act. No regulations have yet been promulgated. The Corporation cannot predict with certainty the impact of the Act on the banking industry.

In September, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") was enacted into law. The Interstate Act authorized interstate acquisitions, mergers and bank branching and agency banking with affiliates in different states. The Interstate Act amends the Bank Holding Company Act to allow adequately capitalized and managed bank holding companies to acquire a bank located in another state beginning in September, 1995. The new act permits full interstate branching after June 1, 1997. After that date, BHCs may merge existing bank subsidiaries into one bank, with banks also permitted to merge unaffiliated banks across state lines. States may permit interstate branching earlier than June 1, 1997, where both states involved with a bank merger expressly permit it by statute. The Interstate Act permits states to enact a law expressly prohibiting interstate mergers. Such laws must apply equally to all out-of-state banks and be passed before June 1, 1997.

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

CAPITAL REQUIREMENTS

The Corporation and its subsidiary banks must meet certain minimum capital requirements mandated by the FRB, the FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. As of January 1, 1991, the FRB required bank holding companies to maintain a minimum Tier 1 leverage ratio to 3 per cent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 ratio is 3 per cent plus an additional cushion of 100 to 200 basis points. As of December 31, 1996, the Corporation's leverage ratio of capital to total assets was 11.6 per cent.

The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Corporation and its subsidiaries had capital to assets ratios and risk-adjusted capital ratios at December 31, 1996, in excess of the applicable regulatory minimum requirements.

--------------------------------------------------------------------------------

The following table summarizes the Corporation's risk-adjusted capital ratios under FRB guidelines at December 31, 1996:

                                    Corporation's          Regulatory
                                    Consolidated            Minimum
                                       Ratio               Requirement
                                        -----               -----------
Tier 1 Capital to Risk-Weighted
  Assets Ratio . . . . . . . . . . .    17.0%                  4.0%
Total Capital to Risk-Weighted
  Assets Ratio . . . . . . . . . . .    18.0%                  8.0%

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


                                                1996                         1995                         1994
                                      --------------------------   --------------------------   ---------------------------
                                              INTEREST                     INTEREST                     INTEREST
                                     AVERAGE   INCOME/  AVERAGE   AVERAGE   INCOME/  AVERAGE   AVERAGE   INCOME/  AVERAGE
                                     BALANCE   EXPENSE   RATE     BALANCE   EXPENSE    RATE    BALANCE   EXPENSE    RATE
                                     -------   -------   ----     -------   -------    ----    -------   -------    ----
                                                  (DOLLARS IN THOUSANDS ON FULLY TAXABLE EQUIVALENT BASIS)

ASSETS:
  FEDERAL FUNDS SOLD . . . . . . .  $  9,359   $   498    5.3%   $ 18,409   $ 1,028    5.6%   $  6,199    $  271     4.4%
  INTEREST-BEARING DEPOSITS. . . .       346        16    4.6         250         9    3.6          65         2     3.1
  FEDERAL RESERVE AND
    FEDERAL HOME LOAN BANK STOCK .     2,800       212    7.6       2,692       209    7.8       2,638       163     6.2
SECURITIES:(1)
  TAXABLE. . . . . . . . . . . . .   204,323    12,752    6.2     206,724    12,419    6.0     205,978    11,771     5.7
  TAX-EXEMPT . . . . . . . . . . .    77,996     5,892    7.6      72,666     5,542    7.6      77,323     5,674     7.3
                                     --------   -------           --------   -------           --------   -------
     TOTAL SECURITIES. . . . . . .   282,319    18,644    6.6     279,390    17,961    6.4     283,301    17,445     6.2
MORTGAGE LOANS HELD FOR SALE . . .       262        21    8.0         281        22    7.8
LOANS:(2)
  COMMERCIAL . . . . . . . . . . .   230,848    21,232    9.2     211,998    20,347    9.6     199,622    16,493     8.3
  BANKERS' ACCEPTANCE AND
    COMMERCIAL PAPER PURCHASED . .        20         1    5.5       2,590       149    5.8         454        22     4.8
  REAL ESTATE MORTGAGE . . . . . .   233,830    19,543    8.4     218,607    18,566    8.5     206,015    16,401     8.0
  INSTALLMENT. . . . . . . . . . .   119,379    11,300    9.5     109,917     9,997    9.1     105,960     8,762     8.3
  TAX-EXEMPT . . . . . . . . . . .     1,566       140    8.9       1,064       112   10.5       1,733       179    10.3
                                     --------   -------           --------   -------           --------   -------
     TOTAL LOANS . . . . . . . . .   585,643    52,216    8.9     544,176    49,171    9.0     513,784    41,857     8.1
                                     --------   -------           --------   -------           --------   -------
     TOTAL EARNING ASSETS. . . . .   880,729    71,607    8.1     845,198    68,400    8.1     805,987    59,738     7.4
                                                -------                      -------                      -------
NET UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE . . . . . . .      (961)                      (1,483)                      (1,457)
ALLOWANCE FOR LOAN LOSSES. . . . .    (6,672)                      (6,654)                      (6,589)
CASH AND DUE FROM BANKS. . . . . .    28,341                       26,359                       27,780
PREMISES AND EQUIPMENT . . . . . .    14,879                       14,225                       13,415
OTHER ASSETS . . . . . . . . . . .    15,828                       13,350                       14,121
                                     --------                     --------                     --------
     TOTAL ASSETS. . . . . . . . .  $932,144                     $890,995                     $853,257
                                     --------                     --------                     --------
                                     --------                     --------                     --------
LIABILITIES:
 INTEREST-BEARING DEPOSITS:
    NOW ACCOUNTS . . . . . . . . .  $109,792  $  2,503    2.3    $103,015  $  2,643    2.6    $107,862  $  2,408     2.2
    MONEY MARKET DEPOSIT ACCOUNTS    100,897     3,701    3.7     107,735     4,147    3.8     119,388     3,545     3.0
    SAVINGS DEPOSITS . . . . . . .    70,875     1,898    2.7      74,293     2,125    2.9      86,322     2,442     2.8
    CERTIFICATES AND OTHER
    TIME DEPOSITS. . . . . . . . .   381,378    21,037    5.5     355,448    19,312    5.4     299,817    13,008     4.3
                                     --------   -------           --------   -------           --------   -------
     TOTAL INTEREST-BEARING
     DEPOSITS. . . . . . . . . . .   662,942    29,139    4.4     640,491    28,227    4.4     613,389    21,403     3.5
 SHORT-TERM BORROWINGS . . . . . .    51,768     2,687    5.2      47,345     2,628    5.6      48,917     1,964     4.0
 FEDERAL HOME LOAN BANK ADVANCES .     9,192       523    5.7       9,000       496    5.5       7,692       462     6.0
                                     --------   -------           --------   -------           --------   -------
     TOTAL INTEREST-BEARING
     LIABILITIES . . . . . . . . .   723,902    32,349    4.5     696,836    31,351    4.5     669,998    23,829     3.6
 NONINTEREST-BEARING DEPOSITS. . .    90,719                       88,335                       85,255
 OTHER LIABILITIES . . . . . . . .     9,429                        6,791                        6,538
                                     --------                     --------                     --------
     TOTAL LIABILITIES . . . . . .   824,050                      791,962                      761,791
 STOCKHOLDERS' EQUITY. . . . . . .   108,094                       99,033                       91,466
                                     --------                     --------                     --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY. . . . .  $932,144    32,349    3.6(3) $890,995    31,351    3.7(3) $853,257    23,829     3.0(3)
                                     --------   -------           --------   -------           --------   -------
                                     --------                     --------                     --------
     NET INTEREST INCOME . . . . .           $  39,258    4.5              $ 37,049     4.4             $ 35,909     4.5
                                                -------                      -------                      -------
                                                -------                      -------                      -------


   (1) AVERAGE BALANCE OF SECURITIES IS COMPUTED BASED ON THE AVERAGE
        OF THE HISTORICAL AMORTIZED COST BALANCES WITHOUT THE EFFECTS
        OF THE FAIR VALUE ADJUSTMENT.
         (2) NONACCRUING LOANS HAVE BEEN INCLUDED IN THE AVERAGE BALANCES.
         (3) TOTAL INTEREST EXPENSE DIVIDED BY TOTAL EARNING ASSETS



     ADJUSTMENT TO CONVERT TAX EXEMPT INVESTMENT
     SECURITIES TO FULLY TAXABLE EQUIVALENT BASIS,
     USING MARGINAL RATE OF 34% FOR 1994 AND 35%
     FOR 1995 AND 1996 . . . . . .                   $ 2,112                      $ 1,952                      $ 1,971
                                                     -------                      -------                      -------
                                                     -------                      -------                      -------


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



                                                        1996 Compared to 1995                        1995 Compared to 1994
                                                      Increase (Decrease) Due To                   Increase (Decrease) Due To
                                                      --------------------------                   --------------------------
                                                Volume          Rate           Total         Volume          Rate           Total
                                                ------          ----           -----         ------          ----           -----
                                                           (Dollars in Thousands on Fully Taxable Equivalent Basis)

 Interest income:
   Federal funds sold. . . . . . . . .          $ (478)        $  (52)        $ (530)        $  665        $    92         $  757
   Interest-bearing deposits . . . . .               4              3              7              7                             7
   Federal Reserve and Federal
     Home Loan Bank stock. . . . . . .               8             (5)             3              3             43             46
   Securities. . . . . . . . . . . . .             171            512            683           (185)           701            516
   Mortgage loans held for sale. . . .              (2)             1             (1)            22                            22
   Loans . . . . . . . . . . . . . . .           3,607           (562)         3,045          2,541          4,773          7,314
                                                 -------        -------        -------        -------       --------        -------
     Totals. . . . . . . . . . . . . .           3,310           (103)         3,207          3,053          5,609          8,662
                                                 -------        -------        -------        -------       --------        -------

 Interest expense:
   NOW accounts. . . . . . . . . . . .             173           (313)          (140)          (125)           360            235
   Money market deposit
     accounts. . . . . . . . . . . . .            (315)          (131)          (446)          (351)           953            602
   Savings deposits. . . . . . . . . .            ( 91)          (136)          (227)          (390)            73           (317)
   Certificates and other
     time deposits . . . . . . . . . .           1,376            349          1,725          2,650          3,654          6,304
   Short-term borrowings . . . . . . .             248           (189)            59           ( 67)           731            664
   Federal Home Loan Bank advances . .              10             17             27             74            (40)            34
                                                 -------        -------        -------        -------       --------        -------
     Totals. . . . . . . . . . . . . .           1,401           (403)           998          1,791          5,731          7,522
                                                 -------        -------        -------        -------       --------        -------
 Change in net interest
   income (fully taxable
   equivalent basis) . . . . . . . . .          $1,909         $  300          2,209         $1,262        $  (122)         1,140
                                                 -------        -------                      -------       --------
                                                 -------        -------                      -------       --------

 Tax equivalent adjustment
   using marginal rate
   of 34% for 1994 and 35% for
   1995 and 1996 . . . . . . . . . . .                                          (160)                                          19
                                                                               -------                                      -------

 Change in net interest
   income. . . . . . . . . . . . . . .                                        $2,049                                       $1,159
                                                                               -------                                      -------
                                                                               -------                                      -------



--------------------------------------------------------------------------------

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:




                                                                     Gross          Gross
                                                 Amortized        Unrealized     Unrealized      Fair
                                                    Cost            Gains          Losses        Value
                                                 ----------       ----------     ----------   ----------
                                                                   (Dollars in Thousands)
Available for sale at December 31, 1996:
   U.S. Treasury . . . . . . . . . . . . . .     $   21,570       $     92         $   46     $   21,616
   Federal agencies. . . . . . . . . . . . .         79,130            540            180         79,490
   State and municipal . . . . . . . . . . .         52,026          1,173            106         53,093
   Mortgage-backed securities. . . . . . . .         41,441            297            275         41,463
   Other asset-backed securities . . . . . .            709                                          709
   Corporate obligations . . . . . . . . . .         31,470            156            128         31,498
   Marketable equity securities. . . . . . .            510                                          510
                                                  ----------       --------         ------     ----------
     Total available for sale. . . . . . . .        226,856          2,258            735        228,379
                                                  ----------       --------         ------     ----------

 Held to maturity at December 31, 1996:
   U.S. Treasury . . . . . . . . . . . . . .            249                             7            242
   Federal agencies. . . . . . . . . . . . .          5,729             23              5          5,747
   State and municipal . . . . . . . . . . .         36,405            381             21         36,765
   Mortgage-backed securities. . . . . . . .          2,730                            13          2,717
   Other asset-backed securities . . . . . .          2,114             17            108          2,023
                                                  ----------       --------         ------     ----------
     Total held to maturity. . . . . . . . .         47,227            421            154         47,494
                                                  ----------       --------         ------     ----------
     Total investment securities . . . . . .     $  274,083       $  2,679         $  889     $  275,873
                                                  ----------       --------         ------     ----------
                                                  ----------       --------         ------     ----------

Available for sale at December 31, 1995:
  U.S. Treasury. . . . . . . . . . . . . . .     $   16,239       $    184         $   11     $   16,412
  Federal agencies . . . . . . . . . . . . .         84,047          1,529             93         85,483
  State and municipal. . . . . . . . . . . .         40,391          1,257             68         41,580
  Mortgage-backed securities . . . . . . . .         47,012            411            282         47,141
  Other asset-backed securities. . . . . . .            433                             1            432
  Corporate obligations. . . . . . . . . . .         34,114            289            106         34,297
  Marketable equity securities . . . . . . .            562             31                           593
                                                  ----------       --------         ------     ----------
      Total available for sale . . . . . . .        222,798          3,701            561        225,938
                                                  ----------       --------         ------     ----------

Held to maturity at December 31, 1995:
  U.S. Treasury. . . . . . . . . . . . . . .          3,103              8              2          3,109
  Federal agencies . . . . . . . . . . . . .         11,645             69             21         11,693
  State and municipal. . . . . . . . . . . .         40,393            574             57         40,910
  Mortgage-backed securities . . . . . . . .          4,563              9             21          4,551
  Other asset-backed securities. . . . . . .            474              8                           482
  Corporate obligations. . . . . . . . . . .            500                             1            499
                                                  ----------       --------         ------     ----------
      Total held to maturity . . . . . . . .         60,678            668            102         61,244
                                                  ----------       --------         ------     ----------
      Total investment securities. . . . . .     $  283,476       $  4,369         $  663     $  287,182
                                                  ----------       --------         ------     ----------
                                                  ----------       --------         ------     ----------


--------------------------------------------------------------------------------



                                                                     Gross          Gross
                                                 Amortized        Unrealized     Unrealized      Fair
                                                    Cost            Gains          Losses        Value
                                                 ----------       ----------     ----------   ----------
                                                                   (Dollars in Thousands)
Available for sale at December 31, 1994
  U.S. Treasury. . . . . . . . . . . . . . .     $   21,815                        $  678     $   21,137
  Federal agencies . . . . . . . . . . . . .         40,060       $      3          1,510         38,553
  State and municipal. . . . . . . . . . . .         12,936             86            474         12,548
  Mortgage-backed securities . . . . . . . .         24,464             29          1,132         23,361
  Other asset-backed securities. . . . . . .            930                                          930
  Corporate obligations. . . . . . . . . . .         26,457              4          1,195         25,266
  Marketable equity securities . . . . . . .            354              8              2            360
                                                 ----------       --------         ------     ----------
      Total available for sale . . . . . . .        127,016            130          4,991        122,155
                                                 ----------       --------         ------     ----------
Held to maturity at December 31, 1994
  U.S. Treasury. . . . . . . . . . . . . . .         18,098             21            404         17,715
  Federal agencies . . . . . . . . . . . . .         29,528             29            589         28,968
  State and municipal. . . . . . . . . . . .         58,974            525          1,085         58,414
  Mortgage-backed securities . . . . . . . .         17,569             69            905         16,733
  Other asset-backed securities. . . . . . .          2,110                            33          2,077
  Corporate obligations. . . . . . . . . . .         10,514              5            230         10,289
                                                 ----------       --------         ------     ----------
      Total held to maturity . . . . . . . .        136,793            649          3,246        134,196
                                                 ----------       --------         ------     ----------
      Total investment securities. . . . . .     $  263,809       $    779         $8,237     $  256,351
                                                 ----------       --------         ------     ----------
                                                 ----------       --------         ------     ----------




                                                        Cost
                                            -----------------------------
                                             1996       1995       1994
                                             ----       ----       ----
Federal Reserve and Federal Home Loan
Bank stock at December 31:
  Federal Reserve Bank stock . . . . .      $   397   $    397   $    397
  Federal Home Loan Bank stock . . . .        2,693      2,305      2,283
                                            -------   --------   --------
      Total. . . . . . . . . . . . . .      $ 3,090   $  2,702   $  2,680
                                            -------   --------   --------
                                            -------   --------   --------

The Fair Value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 1996 were:

Securities available for sale December 31, 1996:


                                               Within 1 Year                   1-5 Years                   5 - 10 Years
                                               -------------                   ---------                   ------------
                                          Amount           Yield*       Amount           Yield*      Amount            Yield*
                                          ------           ------       ------           ------      ------            ------
U.S. Treasury. . . . . . . . . . .      $   7,812           6.44%      $ 13,758           5.88%
Federal Agencies . . . . . . . . .         18,621           5.93         60,509           6.43
State and Municipal. . . . . . . .          4,345           6.57         24,490           7.07      $  16,507           7.24%
Corporate Obligations. . . . . . .          8,983           5.42         21,852           6.28            635           6.66
Marketable Equity Securities . . .            510           7.90
                                        ---------                      --------                     ---------
   Total . . . . . . . . . . . . .      $  40,271           6.01%      $120,609           6.47%     $  17,142           7.22%
                                        ---------                      --------                     ---------
                                        ---------                      --------                     ---------



STATISTICAL DATA (continued)


                                                                    Mortgage and other
                                      Due After Ten Years              asset-backed                     Total
                                      -------------------              ------------                     -----
                                     Amount         Yield*         Amount         Yield*     Amount             Yield*
                                     ------         ------         ------         ------      ------            ------
U.S. Treasury. . . . . . . .                                                                  $ 21,570           6.08%
Federal Agencies . . . . . .                                                                    79,130           6.31
State and Municipal. . . . .         6,684         6.47%                                        52,026           7.00
Corporate Obligations. . . .                                                                    31,470           6.04
Marketable Equity Security .                                                                       510           7.90
Mortgage-backed securities .                                    $ 41,441          6.87%         41,441           6.87
Other asset-backed securities                                        709          6.81             709           6.81
                                  --------                      --------                      --------
   Total . . . . . . . . . .      $  6,684         6.47%        $ 42,150          6.87%       $226,856           6.52%
                                  --------                      --------                      --------
                                  --------                      --------                      --------

Securities held to maturity at December 31, 1996:


                                         Within 1 Year                  1 - 5 Years                 5 - 10 Years
                                         -------------                  -----------                 ------------
                                    Amount         Yield*          Amount         Yield*     Amount             Yield*
                                     ------         ------         ------         ------      ------            ------
U.S. Treasury. . . . . . . .                                   $    249          5.36%
Federal Agencies . . . . . .     $  2,301          5.49%          3,428          6.35
State and Municipal. . . . .       10,400          7.25          22,015          7.12        $  3,415          7.71%
                                  --------                      --------                      --------
   Total . . . . . . . . . .     $ 12,701          6.93%       $ 25,692          7.00%       $  3,415          7.71%
                                  --------                      --------                      --------
                                  --------                      --------                      --------



                                                                  Mortgage and other
                                    Due After Ten Years              asset-backed                      Total
                                    -------------------              ------------                      -----
                                   Amount          Yield*        Amount          Yield*        Amount          Yield*
                                   ------          ------        ------          ------        ------          ------
U.S. Treasury. . . . . . . .                                                                 $    249          5.36%
Federal Agencies . . . . . .                                                                    5,729          6.01
State and Municipal. . . . .     $    575          8.98%                                       36,405          7.24
Mortgage-backed securities .                                   $  2,730          6.67%          2,730          6.67
Other asset-backed securities                                     2,114          6.99           2,114          6.99
                                  --------                      --------                      --------
    Total. . . . . . . . . .     $    575          8.98%       $  4,844          6.81%       $ 47,277          7.04%
                                  --------                      --------                      --------
                                  --------                      --------                      --------


   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 1996:


                                    Amount        Yield
                                    ------        -----
Federal Reserve Bank stock .       $    397       6.00%
Federal Home Loan Bank stock          2,693       8.00
                                   --------
  Total. . . . . . . . . . .       $  3,090       7.74
                                   --------
                                   --------

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:



                                               1996           1995           1994            1993           1992
                                               ----            ----           ----          ----           ----
                                                                    (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans . . . . . . . . .       $ 132,134      $  98,880      $  89,696      $  90,192       $ 87,680
  Bankers acceptances and loans
    to financial institutions. . . . .             625          2,925                         3,293          9,822
  Agricultural production
    financing and other loans
    to farmers . . . . . . . . . . . .          18,906         17,203         17,255         16,470         18,768
  Real estate loans:
    Construction . . . . . . . . . . .          13,167          9,913          8,126          8,127          2,619
    Commercial and farmland. . . . . .          97,596        104,731         95,092         85,992         74,389
    Residential. . . . . . . . . . . .         253,530        215,738        217,148        196,570        177,050
  Individuals' loans for
    household and other
    personal expenditures. . . . . . .         113,507        102,313         99,812         91,277         78,485
  Tax-exempt loans . . . . . . . . . .           1,643          1,204          1,514          2,029          3,083
  Other loans. . . . . . . . . . . . .           1,672            949          1,608          3,350          5,594
                                              ---------      ---------      ---------      ---------      ---------
                                               632,780        553,856        530,251        497,300        457,490
  Unearned interest on loans . . . . .          (1,364)        (1,518)        (1,610)        (1,597)        (1,585)
                                              ---------      ---------      ---------      ---------      ---------
        Total loans. . . . . . . . . .       $ 631,416      $ 552,338      $ 528,641      $ 495,703      $ 455,905
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------



Residential Real Estate Loans Held for Sale at December 31, 1996 and 1995 were $284,020 and $735,522.


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding commercial real estate, farmland, residential real estate and individuals' loans) outstanding as of December 31, 1996. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                     Maturing
                                      --------------------------------------
                                      Within      1-5       Over 5
                                      1 Year     Years       Years     Total
                                      ------     -----       ------    -----
                                               (Dollars in Thousands)

Commercial and industrial loans. .  $ 75,886  $  28,642  $  27,606   $132,134
Agricultural production financing
  and other loans to farmers . . .    15,237      2,831        838     18,906
Real estate - Construction . . . .     8,238      2,394      2,535     13,167
Tax-exempt loans . . . . . . . . .       672        855        116      1,643
Other loans. . . . . . . . . . . .     1,009        663                 1,672
                                    --------   --------   --------   --------
     Total . . . . . . . . . . . .  $101,042   $ 35,385   $ 31,095   $167,522
                                    --------   --------   --------   --------
                                    --------   --------   --------   --------

                                         Maturing
                                     ------------------
                                     1 - 5        Over
                                     Years      5 Years
                                     -----      -------
                                   (Dollars in Thousands)
Loans maturing after one
year with:
 Fixed rates . . . . . . . . . . .  $ 14,240   $  9,335
 Variable rate . . . . . . . . . .    21,145     21,760
                                     --------   --------
   Total . . . . . . . . . . . . .  $ 35,385   $ 31,095
                                     --------   --------
                                     --------   --------

RISK ELEMENTS


                                                       December 31
                                         -----------------------------------------------
                                         1996       1995       1994       1993      1992
                                         ----       ----       ----       ----      ----
                                                      (Dollars in Thousands)
Nonaccruing loans. . . . . . . . .   $ 2,777    $   576    $   398    $ 1,649    $ 1,614
Loans contractually past due 90
 days or more other than
 nonaccruing . . . . . . . . . . .     1,699      1,119      1,322        936      1,050

Restructured loans . . . . . . . .     1,540      1,075      1,242      1,509      2,226



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

Interest income of $255,381 for the year ended December 31, 1996, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $320,642 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $7,732,143 as of December 31, 1996, not included in the risk elements table, which are current as to principal and interest, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

The Banks generate commercial, mortgage and consumer loans from customers located primarily in central and east central Indiana and Butler County, Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets. Although the Banks have diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the automotive and agricultural industries.


STATISTICAL DATA (continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                       1996         1995       1994         1993       1992
                                        ----        ----        ----        ----        ----
                                                       (Dollars in Thousands)
Allowance for loan losses:

  Balance at January 1 . . . . . .  $  6,696    $  6,603    $  6,467    $  5,811    $  5,076

  Chargeoffs:
    Commercial . . . . . . . . . .       767         794         973         675         950
    Real estate mortgage . . . . .        14           1          53         129         112
    Installment. . . . . . . . . .       855         759         462         571         708
                                    --------    --------    --------    --------    --------
     Total chargeoffs. . . . . . .     1,636       1,554       1,488       1,375       1,770
                                    --------    --------    --------    --------    --------

  Recoveries:
    Commercial . . . . . . . . . .       106         127         269         248         236
    Real estate mortgage . . . . .         7           4          30           5          38
    Installment. . . . . . . . . .       196         128         123         124         130
                                    --------    --------    --------    --------    --------
     Total recoveries. . . . . . .       309         259         422         377         404
                                    --------    --------    --------    --------    --------

  Net chargeoffs . . . . . . . . .     1,327       1,295       1,066         998       1,366
                                    --------    --------    --------    --------    --------

  Provisions for loan losses . . .     1,253       1,388       1,202       1,654       2,101
                                    --------    --------    --------    --------    --------

  Balance at December 31 . . . . .  $  6,622    $  6,696    $  6,603    $  6,467    $  5,811
                                    --------    --------    --------    --------    --------
                                    --------    --------    --------    --------    --------
Ratio of net chargeoffs during the
  period to average loans
  outstanding during the period. .      .23%        .24%        .21%        .21%        .32%

Peer Group . . . . . . . . . . . .       N/A        .26%        .25%        .49%        .65%


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:

                                        1996                    1995
                                  -------------------     -------------------
                                 Amount      Per Cent     Amount     Per Cent
                                 ------      --------     ------    --------
                                           (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . .   $  2,924       24.2%    $  3,105       21.8%
  Real estate - construction          3        2.1            1        1.8
  Real estate - mortgage . .      1,041       55.6        1,121       58.0
  Installment. . . . . . . .      1,576       17.8        1,506       18.2
  Tax-exempt loans . . . . .         16         .3            4         .2
  Unallocated. . . . . . . .      1,062        N/A          959        N/A
                               --------    --------    --------    --------

  Totals . . . . . . . . . .   $  6,622      100.0%    $  6,696      100.0%
                               --------    --------    --------    --------
                               --------    --------    --------    --------


                                        1994                   1993
                                 -------------------     ------------------
                                 Amount     Per Cent     Amount    Per Cent
                                 ------     --------     ------    --------
                                           (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . .   $  3,080        20.5%   $  3,021       22.9%
  Real estate - construction          4         1.5           6        1.6
  Real estate - mortgage . .      1,048        59.1         870       57.0
  Installment. . . . . . . .      1,550        18.6       1,589       18.1
  Tax-exempt loans . . . . .          4          .3           7         .4
  Unallocated. . . . . . . .        917         N/A         974        N/A
                               --------    --------    --------    --------

  Totals . . . . . . . . . .   $  6,603       100.0%   $  6,467      100.0%
                               --------    --------    --------    --------
                               --------    --------    --------    --------

                                        1992
                                 -------------------
                                 Amount     Per Cent
                                 ------     --------
                                (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . .   $  3,089       26.6%
  Real estate - construction          2         .6
  Real estate - mortgage . .        771       55.2
  Installment. . . . . . . .      1,688       16.9
  Tax-exempt loans . . . . .          8         .7
  Unallocated. . . . . . . .        253        N/A
                               --------    --------

  Totals . . . . . . . . . .   $  5,811      100.0%
                               --------    --------
                               --------    --------

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

The Loan/Discount Committee of Union County's Board meets monthly to approve or disapprove all loans to borrowers with aggregate loans in excess of $300,000. The Loan Committee of Randolph County's Board meets weekly to approve or disapprove any loan which is in excess of an individual loan officer's lending limit.

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                         1996        1995
                                                       --------    --------
                                                       (Dollars in Thousands)
For the year ending December 31:
  Impaired loans with an allowance . . . . . . . . . . $  3,124    $  2,314
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan . . . . . . . . . . . .      868       2,498
                                                       --------    --------

      Total impaired loans . . . . . . . . . . . . . . $  3,992    $  4,812
                                                       --------    --------
                                                       --------    --------

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses) . . . . . $  1,092    $  1,177

  Average balance of impaired loans. . . . . . . . . .    5,213       4,650

  Interest income recognized on impaired loans . . . .      311         153


  Cash basis interest included above . . . . . . . . .      291          93

DEPOSITS

The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.


                                          1996                1995                1994
                                      -------------       -------------       -------------
                                      Amount   Rate       Amount   Rate       Amount   Rate
                                      ------   ----       ------   ----       ------   ----
                                                 (Dollars in Thousands)
Balance at December 31:
  Noninterest bearing deposits . . $  90,719           $  88,335           $  85,255
  NOW accounts . . . . . . . . . .   109,792   2.3%      103,015   2.6%      107,862   2.2%
  Money market deposit accounts. .   100,897   3.7       107,735   3.8       119,388   3.0
  Savings deposits . . . . . . . .    70,875   2.7        74,293   2.9        86,322   2.8
  Certificates of deposit and
    other time deposits. . . . . .   381,378   5.5       355,448   5.4       299,817   4.3
                                    --------            --------            --------
     Total deposits. . . . . . . .  $753,661   3.9      $728,826   3.9      $698,644   3.1
                                    --------            --------            --------
                                    --------            --------            --------


As of December 31, 1996, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                        Maturing
                                     ----------------------------------------------
                                     3 Months    3-6      6-12    Over 12
                                     or less    Months   Months    Months     Total
                                     -------    ------   ------    ------     -----
                                            (Dollars in Thousands)
Certificates of deposit and
  other time deposits. . . . . . .  $36,090    $13,321  $14,044   $19,347   $82,802
Per cent . . . . . . . . . . . . .       44%       16%       17%       23%      100%



RETURN ON EQUITY AND ASSETS

                                                  1996      1995      1994
                                                  ----      ----      ----
Return on assets (net income divided by
 average total assets) . . . . . . . . . . .     1.41%     1.35%     1.33%
Return on equity (net income divided by
  average equity). . . . . . . . . . . . . .    12.16      12.17     12.42
Dividend payout ratio (dividends per
  share divided by net income per share) . . 40.85 39.49 39.44 Equity to assets ratio (average equity
  divided by average total assets) . . . . .    11.60      11.11     10.72

SHORT-TERM BORROWINGS

                                                 1996      1995      1994
                                                 ----      ----      ----
                                                 (Dollars in Thousands)
Balance at December 31:
 Federal funds purchased . . . . . . . . . . $  20,725  $  1,700  $  12,198
 Securities sold under repurchase
     agreements. . . . . . . . . . . . . . .    20,054    28,887     19,010
 U.S. Treasury demand notes. . . . . . . . .     4,258     6,790      9,423
                                             ---------  --------  ---------

       Total short-term borrowings . . . . . $  45,037  $ 37,377  $  40,631
                                             ---------  --------  ---------
                                             ---------  --------  ---------

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U. S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:

                                                   1996      1995      1994
                                                   ----      ----      ----
                                                   (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:
 Securities sold under repurchase
    agreements . . . . . . . . . . . . . . .      4.92%     5.26%     4.78%
 Total short-term borrowings . . . . . . . .      5.78      5.28      5.38

Weighted average interest rate during the year:
 Securities sold under repurchase
     agreements. . . . . . . . . . . . . . .      5.07      5.52      3.88
 Total short-term borrowings . . . . . . . .      5.19      5.55      4.04

Highest amount outstanding at any month end
during the year:
 Securities sold under repurchase
    agreements . . . . . . . . . . . . . . .   $52,221   $58,097   $30,230
 Total short-term borrowings . . . . . . . .    83,678    65,514    73,731

Average amount outstanding during the year:
 Securities sold under repurchase
     agreements. . . . . . . . . . . . . . .    42,140    35,436    24,696
 Total short-term borrowings . . . . . . . .    51,768    47,498    48,932

ITEM 2.  PROPERTIES.
--------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. This building and eight branch buildings are owned by First Merchants; four remaining branches of First Merchants are located in leased premises. Twelve automated cash dispensers are located in leased premises. All of the Corporation's and First Merchants' facilities are located in Delaware and Madison Counties of Indiana.

The principal offices of Pendleton are located at 100 West State Street, Pendleton, Indiana. Pendleton also operates three branches. All of Pendleton's properties are owned by Pendleton and are located in Madison County, Indiana. Two automated dispensers are located in leased premises.

The principal offices of First United are located at 790 West Mill Street, Middletown, Indiana. First United also operates two branches. All of First United's properties are owned by First United and are located in Henry County, Indiana.

The principal offices of Union National are located at 107 West Union Street, Liberty, Indiana. This building and two branches are owned by Union National; one branch is located in leased premises. Three automated cash dispensers are located in leased premises. All of Union National's facilities are located in Union, Fayette and Wayne Counties of Indiana.

The principal office of Randolph County is located at 122 West Washington Street, Winchester, Indiana. This building is owned by Randolph County and is located in Randolph County, Indiana.

None of the properties owned by the banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 1996 was $15,303,300.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

No matters were submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.
The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation are listed below.

                      Offices with the Corporation      Principal Occupation
    Name and Age           And Subsidiary Banks        During Past Five Years
    -------------    ------------------------------  ---------------------------

 Stefan S. Anderson  Chairman of the Board,          Chairman of the Board of
 62                  President and Chief Executive   the Corporation and First
                     Officer, Corporation; Chairman  Merchants since 1987;
                     of the Board and Chief          President and Chief
                     Executive Officer, First        Executive Officer of the
                     Merchants Bank, N.A.            Corporation since 1982,
                                                     and Chief Executive
                                                     Officer of First Merchants
                                                     Bank since 1979

 Michael L. Cox      Executive Vice President,       Executive Vice President
 52                  Chief Operating Officer and     and Chief Operating
                     Director, Corporation;          Officer, Corporation since
                     President, Chief Operating      May, 1994; President and
                     Officer and Director, First     Chief Operating Officer,
                     Merchants Bank, N.A.            First Merchants since
                                                     April, 1996; Director,
                                                     Corporation and First
                                                     Merchants since December,
                                                     1984; President,
                                                     Information Services
                                                     Group, Ontario Corporation
                                                     prior to May 1994

 Larry R. Helms      Senior Vice President, General  Senior Vice President,
 56                  Counsel and Secretary,          Corporation since 1982;
                     Corporation; Senior Vice        General Counsel,
                     President, First Merchants      Corporation since 1990 and
                     Bank, N.A.; Director of First   Secretary since January 1,
                     United Bank; Director of        1997; Senior Vice
                     Pendleton Banking Company       President, First Merchants
                                                     since January 1979;
                                                     Director of First United
                                                     Bank since 1991 and
                                                     Pendleton Banking Company
                                                     since 1992

 Ted J. Montgomery   Senior Vice President and       Senior Vice President and
 57                  Director, Corporation;          Director, Corporation
                     President, Chief Executive      since August 1996;
                     Officer and Director, The       President, Union County
                     Union County National Bank of   National Bank since 1983
                     Liberty                         and Director since 1981

 James L. Thrash     Senior Vice President and       Senior Vice President and
 47                  Chief Financial Officer,        Chief Financial Officer of
                     Corporation; Senior Vice        the Corporation since
                     President, First Merchants      1990; Senior Vice
                     Bank, N.A.                      President, First Merchants
                                                     since 1990

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The information required under this item is incorporated by reference to page 4 of the Corporation's 1996 Annual Report to Stockholders under the caption "Stockholder Information," Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to page 1 of the Corporation's 1996 Annual Report to Stockholders - Financial Review under the caption "Five-Year Summary of Selected Financial Data," Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to page 2 through 7 of the Corporation's 1996 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to inside cover and pages 8 through 26 of the Corporation's 1996 Annual Report to Stockholders - Financial Review, Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 1996, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this item relating to directors is incorporated by reference to the Corporation's 1997 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 8, 1997 (the "1997 Proxy Statement"), under the caption "Election of Directors," which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the Corporation's 1997 Proxy Statement, under the captions, "Compensation of Directors" and "Compensation of Executive Officers," which Proxy Statement has been filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required under this item is incorporated by reference to the Corporation's 1997 Proxy Statement, under the caption, "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement has been filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated by reference to the Corporation's 1997 Proxy Statement, under the caption "Interest of Management in Certain Transactions," which Proxy Statement has been filed with the Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


                                                 Annual Report     Form 10-K
                                                     Page             Page
                                                    Number           Number
                                                 -------------     ---------
 (a)1.  Financial Statements:
          Independent auditor's report. . . . .  Inside Cover          106

          Consolidated balance sheet at
            December 31, 1996 and 1995. . . . .        8               114

          Consolidated statement of income,
            years ended December 31, 1996,
            1995 and 1994. . . . . . . .  . . .        9               115

          Consolidated statement of changes in
            stockholders' equity, years ended
            December 31, 1996, 1995 and 1994. .       10               116

          Consolidated statement of cash
            flows, years ended December 31, 1996,
            1995 and 1994 . . . . . . . . . . .       11               117

          Notes to consolidated financial
            statements. . . . .  . . .  . . . .      12-26             118

 (a)2.  Financial statement schedules:
          All schedules are omitted because
          they are not applicable or not
          required, or because the required
          information is included in the
          consolidated financial statements
          or related notes.

 (a)3.  Exhibits:
                                                                     Form 10-K
                                                                       Page
  Exhibit No:                 Description of Exhibit:                  Number
  -----------                 -----------------------                ----------
      3.1       First Merchants Corporation
                  Articles of Incorporation and the Articles
                  and amendment thereto. . . . . . . . . . . . . .      31

      3.2       First Merchants Corporation
                  Bylaws and amendments thereto. . . . . . . . . .      43

     10.1       First Merchants Corporation and First
                  Merchants Bank, National Association
                  Management Incentive Plan. . . . . . . . . . . .      57


     10.2       First Merchants Bank, National Association
                  Unfunded Deferred Compensation Plan,
                  as amended . . . . . . . . . . . . . . . . . . .      62

     10.3       First Merchants Corporation 1989 Stock Option
                  Plan is incorporated by reference to
                  Registrant's Registration Statement on Form
                  S-8 (SEC File No. 33-28901) effective on
                  May 24, 1989

     10.4       First Merchants Corporation 1994 Stock Option
                  Plan is incorporated by reference to
                  Registrant's Form 10-K for year ended
                  December 31, 1993

     10.5       First Merchants Corporation
                  Change of Control Agreements . . . . . . . . . .      65

     10.6       First Merchants Corporation
                  Unfunded Deferred Compensation Plan. . . . . . .      76

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (CONTINUED)


                                                                     Form 10-K
                                                                       Page
 Exhibit No:  Description of Exhibit:                                  Number
 -----------  -----------------------                                ----------

      13      1996 Annual Report to Stockholders (except
               for the Pages and information thereof
               expressly incorporated by reference in this
               Form 10-K, the Annual Report to Stockholders
               is provided solely for the information of
               the Securities and Exchange Commission and is
               not deemed "filed" as part of this Form
               10-K). . . . . . . . . . . . . . . . . . . . . .      79-132

      21      Subsidiaries of Registrant. . . . . . . . . . . .        28

      23      Consent of Independent Auditors . . . . . . . . .        29

     27.1     Financial Data Schedule, year ended
               December 31, 1996. . . . . . . . . . . . . . . .       133

     27.2     Financial Data Schedule, year ended
               December 31, 1995, restated  . . . . . . . . . .       134

     27.3     Financial Data Schedule, year ended
               December 31, 1994, restated  . . . . . . . . . .       135

     99.1     Financial statements and independent
               auditor's report for First Merchants
               Corporation Employee Stock Purchase Plan . . . .        30


(b) Reports on Form 8-K:

     Form 8-K was filed on October 2, 1996 for the acquisition and merger by the Corporation of all the assets of Randolph County Bancorp. Form 8-K included various financial statements and exhibits related to this merger.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 1997.

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

          Signature                        Capacity                 Date
----------------------------   ----------------------------   ------------------


 /s/   Stefan S. Anderson      Director,                         March 10, 1997
----------------------------    Principal Executive Officer
       Stefan S. Anderson



 /s/   James L. Thrash         Principal Financial and           March 10, 1997
----------------------------     Principal Accounting Officer
       James L. Thrash


 /s/   Michael L. Cox          Director                          March 10, 1997
----------------------------
       Michael L. Cox


                                Director                          March 10, 1997
----------------------------
     Frank A. Bracken



 /s/   Thomas B. Clark         Director                          March 10, 1997
----------------------------
       Thomas B. Clark



 /s/   David A. Galliher       Director                          March 10, 1997
----------------------------
       David A. Galliher


                               Director                          March 10, 1997
----------------------------
     Norman M. Johnson


 /s/   Ted J. Montgomery       Director                          March 10, 1997
----------------------------
       Ted J. Montgomery



                               Director                          March 10, 1997
----------------------------
       George A. Sissel

          Signature                        Capacity                 Date
----------------------------   ----------------------------   ------------------

                               Director                          March 10, 1997
----------------------------
     Robert M. Smitson


 /s/ Michael D. Wickersham     Director                          March 10, 1997
----------------------------
     Michael D. Wickersham



                               Director                          March 10, 1997
----------------------------
     Robert F. Wisehart



 /s/   John E. Worthen         Director                          March 10, 1997
----------------------------
       John E. Worthen

INDEX TO EXHIBITS

--------------------------------------------------------------------------------



 (a)3.  Exhibits:

                                                                     Form 10-K
                                                                       Page
   Exhibit No:                 Description of Exhibit:                 Number
   -----------                 -----------------------               ---------

      3.1       First Merchants Corporation
                  Articles of Incorporation and the Articles
                  and amendment thereto. . . . . . . . . . . . . .      31

      3.2       First Merchants Corporation
                  Bylaws and amendments thereto . . . . . . . . .       43

     10.1       First Merchants Corporation and First Merchants
                  Bank, National Association
                  Management Incentive Plan . . . . . . . . . . .       57

     10.2       First Merchants Bank, National Association
                  Unfunded Deferred Compensation Plan,
                  as amended  . . . . . . . . . . . . . . . . . .       62

     10.3       First Merchants Corporation 1989 Stock Option
                  Plan is incorporated by reference to
                  Registrant's Registration Statement on Form
                  S-8 (SEC File No. 33-28901) effective on
                  May 24, 1989.

     10.4       First Merchants Corporation 1994 Stock Option
                  Plan is incorporated by reference to
                  Registrant's Form 10-K for year ended
                  December 31, 1993.

     10.5       First Merchants Corporation
                  Change of Control Agreements. . . . . . . . . .       65

     10.6       First Merchants Corporation
                  Unfunded Deferred Compensation Plan . . . . . .       76

       13       1996 Annual Report to Stockholders (except
                  for the Pages and information thereof
                  expressly incorporated by reference in this
                  Form 10-K, the Annual Report to Stockholders
                  is provided solely for the information of
                  the Securities and Exchange Commission and is
                  not deemed "filed" as part of this Form
                  10-K). . . . . . . . . . . . . . . . . . . . . .   79 - 132

       21       Subsidiaries of Registrant. . . . . . . . . . . .       28

       23       Consent of Independent Auditors . . . . . . . . .       29

      27.1      Financial Data Schedule, year ended
                  December 31, 1996. . . . . . . . . . . . . . . .      133

      27.2      Financial Data Schedule, year ended
                  December 31,1995, restated . . . . . . . . . . .      134

      27.3      Financial Data Schedule, year ended
                  December 31, 1994, restated  . . . . . . . . . .      135

      99.1      Financial statements and independent
                  auditor's report for First Merchants
                  Corporation Employee Stock Purchase Plan . . . .      30