Form 10-Q
period 1997-03-31
FIRST MERCHANTS CORP
filed 1997-05-14
CIK 712534

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                          SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997


Commission File Number 0-17071


                            First Merchants Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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



                                 (765) 747-1500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

     As of May 5, 1997, there were outstanding 6,612,490 common shares, without par value, of the registrant.



     The exhibit index appears on page 19.

     This report including the cover page contains a total of 38 pages.

                            FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.    Financial information:

  Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheet.............................  3

           Consolidated Condensed Statement of Income.......................  4

           Consolidated Condensed Statement of Changes in
           Stockholders' Equity.............................................  5

           Consolidated Condensed Statement of Cash Flows...................  6

           Notes to Consolidated Condensed Financial Statements.............  7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 12


PART II.   Other Information:

  Item 4.  Submission of Matters to a Vote of Security Holders.............. 19

  Item 6.  Exhibits and Reports of Form 8-K................................. 19

Signatures ................................................................. 20

                                 FIRST MERCHANTS CORPORATION

                                          FORM 10-Q
                               PART I.   FINANCIAL INFORMATION
                               Item 1.   FINANCIAL STATEMENTS
                            CONSOLIDATED CONDENSED BALANCE SHEET
                      (Dollars in thousands, except per share amounts)
                                         (Unaudited)

                                                        March 31,   December 31,
                                                          1997         1996
                                                        ---------   ------------
ASSETS:
   Cash and due from banks...........................   $  35,020    $  33,882
   Federal funds sold................................       1,560        1,150
                                                        ---------   ------------
      Cash and cash equivalents......................      36,580       35,032
   Interest-bearing deposits.........................         371          290
   Investment securities available for sale..........     230,973      228,379
   Investment securities held to maturity............      42,442       47,227
   Mortgage Loans held for sale......................         144          284
   Loans.............................................     651,782      631,416
      Less:   Allowance for loan losses..............      (6,883)      (6,622)
                                                        ---------   ------------
         Net loans...................................     644,899      624,794
   Premises and equipment............................      15,284       15,303
   Federal Reserve and Federal Home Loan Bank stock..       3,090        3,090
   Interest receivable...............................       8,289        8,643
   Core deposit intangibles and goodwill.............       1,681        1,714
   Others assets.....................................       4,078        3,237
                                                        ---------   ------------
         Total assets................................   $ 987,831    $ 967,993
                                                        ---------   ------------
                                                        ---------   ------------
LIABILITIES:
   Deposits:
      Noninterest-bearing............................   $  95,886    $ 110,175
      Interest-bearing...............................     686,007      684,276
                                                         --------      -------
         Total deposits..............................     781,893      794,451
   Short-term borrowings.............................      71,626       45,037
   Federal Home Loan Bank advances...................      12,450        9,150
   Interest payable..................................       3,476        3,376
   Other liabilities.................................       4,596        3,292
                                                        ---------   ------------
         Total liabilities...........................     874,041      855,306
STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 20,000,000 shares
      Issued and outstanding -- 6,610,357
      and 6,603,319 shares...........................         827          825
   Additional paid-in capital........................      23,155       22,968
   Retained earnings.................................      89,822       87,978
   Net unrealized gain (loss) on securities available
    for sale.........................................         (14)         916
                                                        ---------   ------------
         Total stockholders' equity..................     113,790      112,687
                                                        ---------   ------------
         Total liabilities and stockholders' equity..   $ 987,831    $ 967,993
                                                        ---------   ------------
                                                        ---------   ------------

See notes to consolidated condensed financial statements.

                            FIRST MERCHANTS CORPORATION

                                     FORM 10-Q
                    CONSOLIDATED CONDENSED STATEMENT OF INCOME
                 (Dollars in thousands, except per share amounts)
                                    (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
Interest Income:
   Loans receivable
      Taxable.........................................   $   13,793  $   12,480
      Tax exempt......................................           29          18
   Investment securities:
      Taxable.........................................        2,949       3,290
      Tax exempt......................................        1,039         911
   Federal funds sold.................................           27         270
   Deposits with financial institutions...............            3           5
   Federal Reserve and Federal Home Loan Bank stock...           44          36
                                                         ----------  ----------
         Total interest income........................       17,884      17,010
Interest expense:
   Deposits...........................................        7,502       7,365
   Short-term borrowings..............................          708         547
   Federal Home Loan Bank advances....................          133         125
                                                         ----------  ----------
      Total interest expense..........................        8,343       8,037
                                                         ----------  ----------
Net Interest Income...................................        9,541       8,973
Provision for loan losses.............................          287         280
                                                         ----------  ----------
Net Interest Income After Provision For Loan Losses...        9,254       8,693
Other Income:
   Net realized gains on sales of
     available-for-sale securities....................           10          17
   Other income.......................................        2,122       1,955
                                                         ----------  ----------
Total other income....................................        2,132       1,972
Total other expenses..................................        6,206       5,822
                                                         ----------  ----------
Income before income tax..............................        5,180       4,843
Income tax expense....................................        1,751       1,656
                                                         ----------  ----------
Net Income............................................   $    3,429  $    3,187
                                                         ----------  ----------
                                                         ----------  ----------
Per share:
   Net income.........................................   $      .52  $      .49
   Dividends (1)......................................          .24         .20
Weighted average shares outstanding...................    6,605,012   6,564,529

(1) Dividends per share is for First Merchants Corporation only, not restated for pooling transactions.


See notes to consolidated condensed financial statements.

                             FIRST MERCHANTS CORPORATION

                                     FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollar amounts in thousands)
                                     (Unaudited)

                                                               1997      1996
                                                             --------  --------
Balances, January 1......................................... $112,687  $104,967
Net income..................................................    3,429     3,187
Cash dividends..............................................   (1,585)   (1,122)
Net change in unrealized loss on securities available
  for sale..................................................     (930)   (1,338)
Stock issued under dividend reinvestment and stock
  purchase plan.............................................      175       124
Stock options exercised.....................................       14        34
                                                             --------  --------
Balances, March 31...........................................$113,790  $105,852
                                                             --------  --------
                                                             --------  --------

See notes to consolidated condensed financial statements.

                                 FIRST MERCHANTS CORPORATION

                                          FORM 10-Q
                       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Dollar amounts in thousands)
                                         (Unaudited)



                                                                                        Three Months Ended
                                                                                              March 31
                                                                                       ---------------------
                                                                                         1997            1996
                                                                                       ------          ------
Cash Flows From Operating Activities:
 Net income..........................................................................  $  3,429      $  3,187
 Adjustments to reconcile net income to net cash provided by operating activities
   Provision for loan losses.........................................................       287           280
   Depreciation and amortization.....................................................       443           394
   Securities amortization, net......................................................       132             2
   Securities losses (gains), net....................................................        10            17
   Mortgage loans originated for sale................................................      (700)         (108)
   Proceeds from sales of mortgage loans.............................................       856           853
   Change in interest receivable.....................................................       438           741
   Change in interest payable........................................................       100            21
   Other adjustments.................................................................     1,338         1,127
                                                                                         -------     --------
     Net cash provided by operating activities.......................................     6,333         6,514

Cash Flows From Investing Activities:
 Net change in interest-bearing deposits.............................................       (81)         (101)
 Purchases of
   Securities available for sale.....................................................   (20,939)      (60,357)
   Securities held to maturity.......................................................    (1,151)      (16,526)
Proceeds from maturities of
   Securities available for sale.....................................................    15,153        51,818
   Securities held to maturity.......................................................     6,675        21,657
Proceeds from sales of
   Securities available for sale.....................................................                     970
Net change in loans..................................................................   (19,961)      (12,704)
Purchases of premises and equipment..................................................      (424)         (278)
Other investing activities...........................................................         8           (58)
                                                                                         -------     --------
     Net cash used by investing activities...........................................   (20,720)      (15,579)



                                                                     (continued)

                                 FIRST MERCHANTS CORPORATION

                                          FORM 10-Q
                       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Dollar amounts in thousands)
                                         (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31
                                                                              -----------------------
                                                                                 1997          1996
                                                                              ---------       -------



Cash Flows From Financing Activities:
 Net change in
   Demand and savings deposits.........................................      (23,014)         (38,911)
   Certificates of deposit and other time deposits.....................       10,456            8,433
   Short-term borrowings...............................................       26,589            2,947
 Federal Home Loan Bank Advances.......................................        3,300            5,000
 Repayment of Federal Home Loan Bank Advances..........................                        (5,000)
 Cash dividends........................................................       (1,585)          (1,122)
 Stock issued under dividend reinvestment and stock purchase plan......          175              124
 Stock options exercised...............................................           14               34
                                                                              -------         --------
     Net cash used by financing activities.............................       15,935          (28,495)
                                                                              -------         --------
                                                                              -------         --------
Net Change in Cash and Cash Equivalents................................        1,548          (37,560)
Cash and Cash Equivalents, January 1...................................       35,032           77,874
                                                                              -------         --------

Cash and Cash Equivalents, March 31....................................    $  36,580        $  40,314
                                                                              -------         --------
                                                                              -------         --------

See notes to consolidated condensed financial statements.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.     General

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for the change in method of accounting discussed more fully in Note 2. All adjustments which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements.

NOTE 2.    Change in Methods of Accounting

Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was adopted by the Corporation on January 1, 1997. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets only if all specific conditions are met. This Statement provides detailed measurement standards for assets and liabilities included in these transactions. The adoption of this Statement had no material impact on the Corporation's financial condition and results of operations.

                                 FIRST MERCHANTS CORPORATION
                                          FORM 10-Q
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (Table dollar amounts in thousands, except per share amounts)
                                         (Unaudited)


NOTE 3.  Business Combinations

On August 1, 1996, the Corporation issued 942,685 shares of its common stock in exchange for all of the outstanding shares of Union National Bancorp, Liberty, Indiana. On October 2, 1996, the Corporation issued 565,705 shares of its common stock in exchange for all of the outstanding shares of Randolph County Bancorp, Winchester, Indiana. These transactions were accounted for under the pooling-of-interests method of accounting. The financial information contained herein reflects the mergers and reports the financial condition and results of operations as though the Corporation had been combined as of January 1, 1996. Separate operating results of Union National Bancorp and Randolph County Bancorp for the period prior to the merger were as follows:

                                                                        Three Months Ended
                                                                             March 31
                                                                              1996
                                                                             --------

Net Interest Income:
  First Merchants Corporation...................................            $  7,024
  Union National Bancorp........................................               1,241
  Randolph County Bancorp.......................................                 708
                                                                             -------
       Combined.................................................            $  8,973
                                                                             -------
                                                                             -------

Net Income:
  First Merchants Corporation..................................             $  2,579
  Union National Bancorp.......................................                  371
  Randolph County Bancorp......................................                  237
                                                                             -------
    Combined...................................................             $  3,187
                                                                             -------
                                                                             -------
Net Income Per Share:
  First Merchants Corporation..................................             $    .39
  Union National Bancorp.......................................                  .06
  Randolph County Bancorp......................................                  .04
                                                                            --------
     Combined....................................................           $   .49
                                                                            --------

                                                                         Page 8

                                 FIRST MERCHANTS CORPORATION

                                          FORM 10-Q
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Table dollar amounts in thousands)
                                         (Unaudited)


NOTE 4. Investment Securities
                                                                            Gross          Gross
                                                            Amortized     Unrealized     Unrealized        Fair
                                                              Cost          Gains          Losses          Value
                                                            ---------     ----------     ----------       ------
Available for sale at March 31, 1997:
 U.S. Treasury.....................................       $  20,562        $     26       $     108       $ 20,480
 Federal agencies..................................          81,707             271             594         81,384
 State and municipal...............................          57,765             883             320         58,328
 Mortgage-backed securities........................          38,930             280             395         38,815
 Other asset-backed securities.....................             620               5                            625
 Corporate obligations.............................          31,000              75             242         30,833
 Marketable equity security........................             508                                            508
                                                          ---------        ---------      ----------      --------
    Total available for sale                                231,092           1,540           1,659        230,973
                                                          ---------        ---------      ----------      --------

Held to maturity at March 31, 1997:
 U.S. Treasury.....................................             249                              11            238
 Federal agencies..................................           3,424              10              15          3,419
 State and municipal...............................          32,868             173             107         32,934
 Mortgage-backed securities........................           3,083               1              14          3,070
 Other asset-backed securities.....................           1,820               3             101          1,722
 Corporate obligations.............................             998               1                            999
                                                          ---------        ---------      ---------       --------
    Total held to maturity.........................          42,442             188             248         42,382
                                                          ---------        ---------      ----------      --------
    Total investment securities....................       $ 273,534        $  1,728       $   1,907       $273,355
                                                          ---------        ---------      -----------     --------
                                                          ---------        ---------      -----------     --------

                                      FIRST MERCHANTS CORPORATION

                                               FORM 10-Q
                         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Table dollar amounts in thousands)
                                              (Unaudited)

                                                                      Gross          Gross
                                                     Amortized     Unrealized     Unrealized         Fair
                                                        Cost          Gains          Losses          Value
                                                      ---------     ----------      ---------       --------
Available for sale at December 31, 1996:
 U.S. Treasury.............................          $  21,570      $    92           $  46         $ 21,616
 Federal agencies..........................             79,130          540              180          79,490
 State and municipal.......................             52,026        1,173              106          53,093
 Mortgage-backed securities................             41,441          297              275          41,463
 Other asset-backed securities.............                709                                           709
 Corporate obligations.....................             31,470          156              128          31,498
 Marketable equity securities..............                510                                           510
                                                       -------       -------           ------         ------
  Total available for sale.................            226,856        2,258              735         228,379
                                                       -------       -------           ------        -------

Held to maturity at December 31, 1996:
  U.S. Treasury............................                249                             7             242
  Federal agencies.........................              5,729           23                5           5,747
  State and municipal......................             36,405          381               21          36,765
  Mortgage-backed securities...............              2,730                            13           2,717
  Other asset-backed securities............              2,114           17              108           2,023
                                                       -------        ------            -----         -------
   Total held to maturity..................             47,227          421              154          47,494
                                                       -------        ------            -----         -------
   Total investment securities.............         $  274,083     $  2,679           $  889        $ 275,873
                                                       -------        ------            -----         -------
                                                       -------        ------            -----         -------



                                 FIRST MERCHANTS CORPORATION

                                          FORM 10-Q
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Table dollar amounts in thousands)
                                         (Unaudited)

NOTE 5.  Loans and Allowance
                                                                         March 31,      December 31,
                                                                          1997            1996
                                                                         ---------       -----------
Loans:
  Commercial and industrial loans.....................................   $  135,195       $  132,134
  Bankers' acceptances and loans to financial institutions............          965              625
  Agricultural production financing and other loans to farmers........       16,253           18,906
  Real estate loans:
   Construction.......................................................       14,808           13,167
   Commercial and farmland............................................      102,594           97,596
   Residential........................................................      261,644          253,530
  Individuals' loans for household and other personal expenditures....      117,060          113,507
  Tax-exempt loans....................................................        1,286            1,643
  Other loans.........................................................        3,044            1,672
  Unearned interest on loans..........................................       (1,067)         ( 1,364)
                                                                            --------         --------
    Total..............................................................   $  651,782       $  631,416
                                                                            --------         --------
                                                                            --------         --------


                                                                                Three Months Ended
                                                                                      March 31
                                                                               --------------------
                                                                                1997           1996
                                                                             ---------       --------
Allowance for loan losses:
  Balances, January 1.................................................      $  6,622         $  6,696
  Provision for losses................................................           287              280
  Recoveries on loans.................................................           249               77
  Loans charged off...................................................          (275)           ( 499)
                                                                             ---------       --------
  Balances, March 31..................................................      $  6,883            6,554
                                                                             ---------       --------
                                                                             ---------       --------

                                                                         Page 11

                                 FIRST MERCHANTS CORPORATION
                                         FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Corporation's financial data for periods prior to mergers accounted for as pooling of interests has been restated.

RESULTS OF OPERATIONS

         The Corporation has recorded 21 consecutive years of growth in earnings per share, reaching $2.00 in 1996, an increase of 8.7 per cent over 1995.

         Return on assets rose to 1.41 per cent in 1996, from 1.35 per cent in 1995, and 1.22 per cent in 1994.

         Return on equity, was 12.16 per cent in 1996, 12.17 per cent in 1995, and 12.42 per cent in 1994.

         Following are the levels achieved in each of these ratios during the first quarter of 1997, as compared to the same period in 1996.

        -Earnings per share were $.52, up 6.1 per cent from $.49
        -Return on assets was 1.42 per cent increasing from 1.39 per cent -Return on equity totaled 12.11 per cent compared to 12.10 per cent for the first quarter of 1996

CAPITAL

     The Corporation's capital strength continues to exceed regulatory minimums and peer group averages. Management believes that strong capital is a distinct advantage in the competitive environment in which the Corporation operates and will provide a solid foundation for continued growth.

     The Corporation's Tier I capital to average assets ratio was 11.6 per cent at year-end 1996 and 11.7 per cent at March 31, 1997. At March 31, 1997, the Corporation had a Tier I risk-based capital ratio of 16.8 per cent, total risk-based capital ratio of 17.8 per cent, and a leverage ratio of 11.6 per cent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 per cent and a total risk-based capital ratio of 8.0 per cent.

                              FIRST MERCHANTS CORPORATION

                                     FORM 10-Q

ASSET QUALITY/PROVISION FOR LOAN LOSSES

     The Corporation's asset quality and loan loss experience have consistently been superior to that of its peer group, as summarized on the following page. Asset quality has been a major factor in the Corporation's ability to generate consistent profit improvement.

     The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.

     The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review provided by an outside accounting firm. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that cannot be specifically identified.

     The following table summarized the risk elements for the Corporation (table dollar amounts in thousands.)

-------------------------------------------------------------------------------
  (Dollars in Thousands)                  March 31,  December 31,  December 31,
                                            1997        1996          1995
-------------------------------------------------------------------------------
  Non-accrual loans.....................   $2,408      $2,777       $  576

  Loans contractually past due 90 days
   or more other than nonaccruing.......    1,560       1,699        1,119

  Restructured loans....................    1,212       1,540        1,075
                                           ------      ------       ------
          Total.........................   $5,180      $6,016       $2,770
                                           ------      ------       ------
                                           ------      ------       ------


     The increase in non-performing loans from December 31, 1995, to December 31, 1996, is primarily attributable to one loan placed in non-accrual status during 1996. This loan is included in impaired loans at December 31, 1996, for which an allowance was recorded. Management is in the process of resolving this loan situation and anticipates that no additional provision for loan losses will be required.

     The Corporation adopted SFAS No. 114 and No. 118 ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN AND ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES on January 1, 1995. Impaired loans included in the table above, totaled $3,992,000 at December 31, 1996, was not deemed necessary for impaired loans totaling $868,000, but an allowance of $1,092,000 was recorded for the remaining balance of impaired loans of $3,124,000. The average balance of Impaired loans for 1996 was $5,213,000. The balance of impaired loans has not changed significantly since December 31, 1996.

     At December 31, 1996, the allowance for loan losses was $6,622,000, down slightly from year end 1995. As a per cent of loans, the allowance was 1.05 per cent, down from 1.21 per cent at year end 1995. The provision for loan losses in 1996 was $1,253,000 compared to $1,388,000 in 1995.

                           FIRST MERCHANTS CORPORATION

                                     FORM 10-Q


     At March 31, 1997, the allowance for loan losses increased by $261,000 to $6,883,000, or 1.06 per cent of total loans. The first quarter 1997 provision of $287,000 was up only slightly from the same quarter in 1996, and was offset by only $26,000 in net charge-offs.

     The table below presents loan loss experience for the years indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $500 million and $1 billion.


                                         1997 (1)  1996     1995     1994
                                         ------   ------   ------   ------
                                                (Dollars in Thousands)
Allowance for loan losses:
 Balance at January 1..................  $6,622   $6,696   $6,603   $6,467
                                         ------   ------   ------   ------
 Chargeoffs............................     275    1,636    1,554    1,488
 Recoveries............................     249      309      259      422
                                         ------   ------   ------   ------
 Net chargeoffs........................      26    1,327    1,295    1,066
 Provision for loan losses.............     287    1,253    1,388    1,202
                                         ------   ------   ------   ------
 Balance at December 31................  $6,883   $6,622   $6,696   $6,603
                                         ------   ------   ------   ------
                                         ------   ------   ------   ------

Ratio of net chargeoffs during the
 period to average loans outstanding
 during the period.....................  .02% (2)  .23%      .24%     .21%

Peer Group.............................   N/A      .26%      .26%     .25%

(1)  Through March 31, 1997

(2)  First three months annualized


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

     The Corporation's liquidity and interest sensitivity position at March 31, 1997, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below presents the Corporation's interest rate sensitivity analysis as of March 31, 1997.


INTEREST-RATE SENSITIVITY ANALYSIS
At March 31, 1997
(Dollars in Thousands)


                                                                              Beyond
                                      1-180 Days   181-365 Days   1-5 Years   5 Years    Total
                                      ----------   ------------   ---------   -------   -------
Rate-Sensitive Assets:
 Federal funds sold and
  interest-bearing deposits.......    $  1,931                                          $  1,931
 Investment securities                  51,840     $ 44,479      $ 140,424  $ 36,672     273,415
 Loans............................     311,822       76,142        212,566    51,396     651,926
 Federal Reserve and Federal
  Home Loan Bank stock............       2,693                                   397       3,090
                                      ----------   ------------   ---------   -------     -------
   Total rate-sensitive assets....     368,286      120,621        352,990    88,465     930,362
                                      ----------   ------------   ---------   -------     -------

Rate-Sensitive Liabilities:
 Interest bearing deposits........     302,945       78,596        303,134     1,332     686,007
 Short-term borrowings............      71,626                                            71,626
 Federal Home Loan Bank
  Advances........................          75        2,072          7,870     2,433      12,450
                                      ----------   ------------   ---------  -------    --------
   Total rate-sensitive liabilities    374,646       80,668        311,004     3,765     770,083
                                      ----------   ------------   ---------   -------   ---------

Interest rate sensitivity gap by
 period............................   $  (6,360)   $ 39,953       $ 41,986  $ 84,700
Cumulative rate sensitivity gap....      (6,360)     33,593         75,579   160,279
Cumulative rate sensitivity gap
 ratio at March 31, 1997...........       98.3%      107.4%         109.9%    120.8%


     The Corporation had a cumulative positive gap of $33,593,000 in the one year horizon at March 31, 1997 or 3.4 per cent of total assets. Net interest income at financial institutions with positive gaps tends to increase when rates increase and generally decrease as interest rates decline.

     The .25 per cent increase in the prime lending rate which occurred in late March, 1997 should have a modest positive effect on the Corporation's net interest income.
                                                                  Page 15

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q


EARNING ASSETS

    Earning assets increased $30.3 million during 1996.

    The following table presents the earning asset mix for the years ended 1996 and 1995 and at March 31, 1997.

    Loans grew by more than $79 million while short-term investments and securities declined, reflecting the Corporation's intent to change the balance sheet mix to emphasize loans which generally carry higher yields than federal funds sold, interest-bearing deposits and investment securities and often provide collateral business. The same trend continued during the first quarter of 1997. Loans grew by more than $20 million, accounting for all of the growth in earning assets.

---------------------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                                March 31,      December 31,    December 31,

                                                                        1997            1996             1995
                                                                     ---------      ------------    ------------
Federal funds sold and interest-bearing deposits.............        $     1.9        $    1.4        $    39.2

Investment securities available for sale ....................            231.0           228.4            225.9

Investment securities held to maturity ......................             42.4            47.2             60.7

Mortgage loans held for sale ................................               .1             0.3              0.7

Loans .......................................................            651.8           631.4            552.3

Federal Reserve and Federal Home Loan Bank stock.............              3.1             3.1              2.7
                                                                     ---------        --------        ---------
    Total....................................................        $   930.3        $  911.8        $   881.5
                                                                     ---------        --------        ---------
                                                                     ---------        --------        ---------

---------------------------------------------------------------------------------------------------------------



DEPOSITS, SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

    The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1996 and 1995 and at March 31, 1997. Lack of deposit growth coupled with loan growth has resulted in a greater reliance on borrowed funds. The Corporation plans to place further emphasis on deposit growth going forward through advertising and product development.

-----------------------------------------------------------

DEPOSITS, SHORT-TERM BORROWINGS AND
FEDERAL HOME LOAN BANK ADVANCES
(Dollars in Millions)

                                                                     Federal
                                                  Short-Term        Home Loan
                                 Deposits         Borrowings      Bank Advances
                                 ----------------------------------------------
March 31, 1997..........          $781.9            $ 71.6            $ 12.5
December 31, 1996.......           794.5              45.0               9.2
December 31, 1995.......           783.9              37.4               9.0
                                  ---------------------------------------------

                                 FIRST MERCHANTS CORPORATION

                                          FORM 10-Q

NET INTEREST INCOME

    Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

    The table below presents the Corporation's asset yields, interest expense, and net interest income as a per cent of average earning assets for the three-year period ending in 1996 and the first quarter of 1997.

    Asset yields improved slightly in 1996 (.04 per cent FTE) due to strong loan growth. Interest costs declined by a like amount, primarily due to rate reductions to three interest-bearing deposit products: interest checking, Money Market investment account and regular savings.

    The resulting "spread" increase of .08 per cent combined with earning asset growth of $35.5 million accounted for the growth in net interest income
(FTE) of $2.2 million.

    During the first quarter of 1997, both interest yields and interest costs declined, with yields falling .08 per cent, but costs by only .03 per cent. The resulting .05 per cent decline in margin was offset by earning asset growth of $37 million.

---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                          Interest Income     Interest Expense     Net Interest Income                     Net Interest Income
                        (FTE) as a Per Cent     as a Per Cent      (FTE) as a Per Cent        Average             on a
                            of Average           of Average             of Average            Earning         Fully Taxable
                          Earning Assets       Earning Assets          Earning Assets         Assets         Equivalent Basis
---------------------------------------------------------------------------------------------------------------------------------
1997 (1)                     8.05%                  3.64%                  4.41%             $917,774             $40,464
1996                         8.13                   3.67                   4.46               880,729              39,258
1995                         8.09                   3.71                   4.38               845,198              37,049
1994                         7.42                   2.96                   4.46               805,987              35,909

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(1) First Three Months Annualized
---------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

    The Corporation has placed emphasis on the growth of non-interest income in recent years by offering a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

    Other income in 1996 amounted to $8,342,000 or 9.9 per cent higher than in 1995. The increase of $750,000 is primarily attributable to the following five factors:

    1. Trust revenues increased $166,000 (5.9 percent) due to stronger business activity and markets.
    2. Deposit service charges increased $195,000 (6.9 per cent) primarily due to changes in pricing.
    3. Interchange fees for the Corporation's credit and debit card programs grew by $169,000 (142 per cent) due to increased product offerings.
    4. The Corporation recorded securities gains of $148,000 compared to losses of $30,000 last year, an increase of $178,000 as shorter maturity, available for sale securities were sold at gains and longer maturity, higher yielding investments were purchased.
    5. Postal money order agent fees increased $79,000 (19.4 per cent) due to an increased client base.

                                  FIRST MERCHANTS CORPORATION

                                          FORM 10-Q

    Other income in the first quarter of 1997 exceeded the same quarter in the prior year by $160,000 or 8.1 per cent. Two categories accounted for most of this increase:

    1. Trust fees grew by $38,000 or 5.5 per cent, again due to stronger activity and positive investment returns.
    2. Deposit service charges increased by $82,000 or 10.8 per cent due primarily to changes in pricing.


OTHER EXPENSE

    Total "other expenses" represent non-interest operating expenses of the Corporation. Those expenses amounted to $24,135,000 in 1996, an increase of
5.0 per cent from the prior year, or $1,142,000.

    Including an $813,000 reduction in deposit insurance premiums, remaining operating expenses grew by $1,955,000. Four major areas account for most of this increase:

    1. Salary and benefit expenses, which account for over one-half of the Corporation's non-interest operating expenses, increased by $640,000 (5.0 per cent) due to normal salary increases.
    2. Equipment expense rose $223,000, reflecting the Corporation's investment in technology to increase productivity and improve customer service.
    3. Expenses related to mergers with Union National Bancorp and Randolph County Bancorp amounted to $258,000.
    4. The previous year included a $238,000 refund from the State of Indiana for intangibles taxes paid in 1988 and 1989.

    First quarter other expense in 1997 exceeded the same quarter one year earlier by $384,000 or 6.6 per cent. Four primary areas account for this increase:

    1. Salaries and benefits grew by $182,000 or 5.6 per cent due primarily to normal annual salary adjustments.
    2. Business supply expense grew by $50,000 or nearly 27 per cent primarily due to increased use of data processing supplies and personal money order forms.
    3. Equipment expense grew $29,000 or 5.4 per cent, again reflecting the Corporation's investment in technology to increase productivity and improve customer service.
    4.   Marketing expense increased $29,000 (almost 18 per cent).

INCOME TAXES

    1996 income tax expense increased by $698,000 primarily due to a $1,792,000 increase in net pre-tax income. Likewise, the increase of $95,000 in the first quarter of 1997, as compared to the same quarter in 1996, results from a $337,000 increase in pre-tax net income which was partially offset by a $139,000 increase in tax exempt income.

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

                         FIRST MERCHANTS CORPORATION

                                  FORM 10-Q

                         PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None during the period covered by this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:
                                                                      FORM 10-Q
                                                                        PAGE
            EXHIBIT NO.:   DESCRIPTION OF EXHIBIT:                     NUMBER
            ------------   -----------------------                    ---------

            10.1           First Merchants Corporation
                           Supplemental Executive Retirement Plan....    21

            10.2           Trust Under First Merchants Corporation
                           Supplemental Executive Retirement Plan....    28

            27.1           Financial Data Schedule, Quarter Ended
                           March 31, 1997............................    36

            27.2           Restated Financial Data Schedule, Quarter
                           Ended March 31, 1996......................    37

            27.3           Restated Financial Data Schedule, Quarter
                           Ended March 31, 1995......................    38

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FIRST MERCHANTS CORPORATION
                                               -------------------------------
                                                         (Registrant)



Date    May 12, 1997              by          /s/ Stefan S. Anderson
     -----------------                        ---------------------------------
                                                  Stefan S. Anderson
                                                 President and Director




Date    May 12, 1997              by          /s/ James L. Thrash
     ----------------                         ---------------------------------
                                                  James L. Thrash
                                              Chief Financial & Principal
                                                   Accounting Officer