Form 10-Q
period 1997-06-30
FIRST MERCHANTS CORP
filed 1997-08-08
CIK 712534

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                           SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997


Commission File Number 0-17071


                             First Merchants Corporation
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              Indiana                                 35-1544218
------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation of organization)                Identification No.)

  200 East Jackson Street - Muncie, IN                 47305-2814
------------------------------------------------------------------------------
  (Address of principal executive office)             (Zip code)

                               (765) 747-1500
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


                                    Not Applicable
------------------------------------------------------------------------------
                 (Former name former address and former fiscal year,
                            if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,
                        Yes  X    No
                            ---      ---

    As of August 4, 1997, there were outstanding 6,648,967 common shares, without par value, of the registrant.

    The exhibit index appears on page 18.

    This report including the cover page contains a total of 49 pages.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

                                        INDEX

                                                                       PAGE NO.

PART I.  Financial information:

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet. . . . . . . . . . . . . . . . .3

         Consolidated Condensed Statement of Income  . . . . . . . . . . . . .4

         Consolidated Condensed Statement of Changes in
         Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Condensed Statement of Cash Flows. . . . . . . . . . . .6

         Notes to Consolidated Condensed Financial Statements. . . . . . . . .7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . .12


PART II. Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .18

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

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                           PART I.   FINANCIAL INFORMATION
                           Item 1.   FINANCIAL STATEMENTS
                         CONSOLIDATED CONDENSED BALANCE SHEET
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                  June 30,        December 31,
                                                    1997             1996
                                                -----------       -----------
 ASSETS:
   Cash and due from banks . . . . . . . . . .  $  36,072         $  33,882
   Federal funds sold  . . . . . . . . . . . .                        1,150
                                                -----------       -----------
     Cash and cash equivalents                     36,072            35,032
   Interest-bearing deposits                          481               290
   Investment securities available for sale       226,319           228,379
   Investment securities held to maturity          39,794            47,227
   Mortgage loans held for sale                       491               284
   Loans . . . . . . . . . . . . . . . . . . .    680,406           631,416
     Less:   Allowance for loan losses . . . .     (6,710)           (6,622)
                                                -----------       -----------
       Net loans                                  673,696           624,794

  Premises and equipment . . . . . . . . . . .     15,458            15,303
  Federal Reserve and Federal Home
     Loan Bank stock . . . . . . . . . . . . .      3,205             3,090
  Interest receivable  . . . . . . . . . . . .      8,979             8,643
  Core deposit intangibles and goodwill  . . .      1,649             1,714
  Others assets. . . . . . . . . . . . . . . .      4,291             3,237
                                                -----------       -----------
     Total assets  . . . . . . . . . . . . . . $1,010,435        $  967,993
                                                -----------       -----------
                                                -----------       -----------

LIABILITIES:
  Deposits:
    Noninterest-bearing  . . . . . . . . . . .  $  99,870        $  110,175
    Interest-bearing . . . . . . . . . . . . .    721,198           684,276
                                                -----------       -----------
       Total deposits  . . . . . . . . . . . .    821,068           794,451
    Short-term borrowings  . . . . . . . . . .     49,120            45,037
    Federal Home Loan Bank advances  . . . . .     16,700             9,150
    Interest payable . . . . . . . . . . . . .      3,689             3,376
    Other liabilities  . . . . . . . . . . . .      2,947             3,292
                                                -----------       -----------
       Total liabilities . . . . . . . . . . .    893,524           855,306

STOCKHOLDERS' EQUITY:
    Preferred stock, no-par value:
       Authorized and unissued -- 500,000 shares
    Common stock, $.125 stated value:
       Authorized --- 20,000,000 shares
       Issued and outstanding --
          6,632,049 and 6,603,319 shares . . .        829               825
    Additional paid-in capital . . . . . . . .     23,376            22,968
    Retained earnings. . . . . . . . . . . . .     91,938            87,978
    Net unrealized gain on securities
          available for sale . . . . . . . . .        768               916
                                                -----------       -----------
       Total stockholders' equity  . . . . . .    116,911           112,687
                                                -----------       -----------
       Total liabilities and stockholders'
          equity . . . . . . . . . . . . . . . $1,010,435         $ 967,993
                                                -----------       -----------
                                                -----------       -----------

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                     Three Months Ended       Six Months Ended
                                          June 30                  June 30
                                     ------------------       ----------------

                                   1997         1996         1997       1996
                                 --------     --------     --------   --------
Interest Income:
  Loans receivable
       Taxable . . . . . . . . . $ 14,923     $ 12,670     $ 28,716   $ 25,150
       Tax exempt  . . . . . . .       30           19           59         37
  Investment securities:
       Taxable . . . . . . . . .    2,858        3,168        5,807      6,458
       Tax exempt  . . . . . . .    1,082          945        2,121      1,856
  Federal funds sold . . . . . .                   117           27        387
  Deposits with financial
       institutions. . . . . . .        3            3            6          8
  Federal Reserve and
       Federal Home Loan Bank stock    84           70          128        106
                                 --------     --------     --------   --------
       Total interest income . .   18,980       16,992       36,864     34,002
Interest expense:
  Deposits . . . . . . . . . . .    7,828        7,140       15,330     14,505
  Short-term borrowings  . . . .      864          576        1,572      1,123
  Federal Home Loan Bank advances     209          140          342        265
                                 --------     --------     --------   --------
       Total interest expense  .    8,901        7,856       17,244     15,893
                                 --------     --------     --------   --------
Net Interest Income  . . . . . .   10,079        9,136       19,620     18,109
Provision for loan losses  . . .      290          300          577        580
                                 --------     --------     --------   --------
Net Interest Income After
       Provision For Loan Losses    9,789        8,836       19,043     17,529
Other Income:
       Net realized gains (losses)
       on sales of available-
       for-sale securities . . .       (9)           9            1         26
       Other income  . . . . . .    2,360        2,000        4,463      3,955
                                 --------     --------     --------   --------
Total other income . . . . . . .    2,351        2,009        4,464      3,981
Total other expenses . . . . . .    6,431        5,888       12,618     11,710
                                 --------     --------     --------   --------
Income before income tax . . . .    5,709        4,957       10,889      9,800
Income tax expense . . . . . . .    2,002        1,684        3,753      3,340
                                 --------     --------     --------   --------
Net Income . . . . . . . . . . .  $ 3,707      $ 3,273      $ 7,136    $ 6,460
                                 --------     --------     --------   --------
                                 --------     --------     --------   --------
Per share:
       Net income. . . . . . . .   $  .56       $  .50      $  1.08     $  .99
       Dividends (1) . . . . . .      .24          .20          .48        .40
Weighted average shares
       outstanding . . . . . . .6,618,723    6,570,648    6,611,867  6,567,589

(1) Dividends per share is for First Merchants Corporation only, not restated for pooling transactions.

See notes to consolidated condensed financial statements.

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollar amounts in thousands)
                                     (Unaudited)

                                                    1997           1996
                                                 ----------     ----------
 Balances, January 1 . . . . . . . . . . . . . . $  112,687     $  104,967
 Net income. . . . . . . . . . . . . . . . . . .      7,136          6,460
 Cash dividends. . . . . . . . . . . . . . . . .     (3,176)        (2,242)
 Net change in unrealized gain (loss) on
   securities available for sale . . . . . . . .       (148)        (2,126)
 Stock issued under dividend reinvestment and
   stock purchase plan . . . . . . . . . . . . .        345            235
 Stock options exercised . . . . . . . . . . . .         67             46
                                                 ----------     ----------
Balances, June 30. . . . . . . . . . . . . . . . $  116,911     $  107,340
                                                 ----------     ----------
                                                 ----------     ----------

 See notes to consolidated condensed financial statements.

                          FIRST MERCHANTS CORPORATION

                                  FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                        (Dollar amounts in thousands)
                                 (Unaudited)

                                                      Six Months Ended
                                                          June 30
                                                 -------------------------
                                                    1997           1996
                                                 ----------     ----------
Cash Flows From Operating Activities:
   Net income. . . . . . . . . . . . . . . . . .  $  7,136       $  6,460
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Provision for loan losses . . . . . . . .        577           580
       Depreciation and amortization . . . . . .        887           790
       Securities amortization, net. . . . . . .        148           311
       Securities losses (gains), net. . . . . .         (1)          (26)
       Mortgage loans originated for sale. . . .     (1,762)         (464)
       Proceeds from sales of mortgage loans . .      1,586         1,212
       Change in interest receivable . . . . . .       (252)           77
       Change in interest payable. . . . . . . .        313           116
       Other adjustments . . . . . . . . . . . .       (194)         (854)
                                                 ----------     ----------
          Net cash provided by operating
            activities . . . . . . . . . . . . .      8,438         8,202

Cash Flows From Investing Activities:
   Net change in interest-bearing deposits . . .       (191)          103
   Purchases of
       Securities available for sale . . . . . .    (35,638)      (69,509)
       Securities held to maturity . . . . . . .     (1,301)      (18,472)
   Proceeds from maturities of
       Securities available for sale . . . . . .     33,763        60,201
       Securities held to maturity . . . . . . .      9,271        25,892
   Proceeds from sales of
       Securities available for sale . . . . . .      3,289         4,521
   Net change in loans . . . . . . . . . . . . .    (51,256)      (34,015)
   Purchases of premises and equipment . . . . .     (1,041)         (717)
   Other investing activities. . . . . . . . . .        220           180
                                                 ----------     ----------
       Net cash used by investing activities . .    (42,884)      (31,816)

                                                                 (continued)

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Dollar amounts in thousands)
                                     (Unaudited)

                                                      Six Months Ended
                                                          June 30
                                                 -------------------------
                                                    1997           1996
                                                 ----------     ----------
Cash Flows From Financing Activities:
   Net change in
       Demand and savings deposits. . . . . . .  $  (7,144)     $  (17,379)
       Certificates of deposit and other
         time deposits. . . . . . . . . . . . .     33,761           5,922
       Short-term borrowings. . . . . . . . . .      4,083          11,009
   Federal Home Loan Bank advances. . . . . . .      7,550           6,000
   Repayment of Federal Home Loan Bank
     advances . . . . . . . . . . . . . . . . .                     (6,000)
   Cash dividends . . . . . . . . . . . . . . .      (3,176)        (2,242)
   Stock issued under dividend reinvestment
     and stock purchase plan. . . . . . . . . .         345            235
   Stock options exercised. . . . . . . . . . .          67             46
                                                 ----------     ----------
      Net cash used by financing activities . .      35,486         (2,409)
                                                 ----------     ----------
Net Change in Cash and Cash Equivalents . . . .       1,040        (26,023)
Cash and Cash Equivalents, January 1. . . . . .      35,032         77,874
                                                 ----------     ----------
Cash and Cash Equivalents, June 30. . . . . . .  $   36,072     $   51,851
                                                 ----------     ----------
                                                 ----------     ----------

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


NOTE 3.      Business Combinations

On August 1, 1996, the Corporation issued 942,685 shares of its common stock in exchange for all of the outstanding shares of Union National Bancorp, Liberty, Indiana. On October 2, 1996, the Corporation issued 565,705 shares of its common stock in exchange for all of the outstanding shares of Randolph County Bancorp, Winchester, Indiana. These transactions were accounted for under the pooling-of-interests method of accounting. The financial information contained herein reflects the mergers and reports the financial condition and results of operations as though the Corporation had been combined as of January 1, 1996. Separate operating results of Union National Bancorp and Randolph County Bancorp for the periods prior to the merger were as follows:

                                          Three Months     Six Months
                                             Ended           Ended
                                            June 30          June 30
                                             1996             1996
                                          ------------    ------------
 Net Interest Income:
   First Merchants Corporation. . . . . .  $  7,176        $  14,200
   Union National Bancorp . . . . . . . .     1,273            2,514
   Randolph County Bancorp. . . . . . . .       687            1,395
                                          ------------    ------------
        Combined. . . . . . . . . . . . .  $  9,136        $  18,109
                                          ------------    ------------
                                          ------------    ------------

 Net Income:
   First Merchants Corporation. . . . . .  $  2,580        $   5,159
   Union National Bancorp . . . . . . . .       465              836
   Randolph County Bancorp. . . . . . . .       228              465
                                          ------------    ------------
        Combined. . . . . . . . . . . . .  $  3,273        $   6,460
                                          ------------    ------------
                                          ------------    ------------

 Net Income Per Share:
   First Merchants Corporation. . . . . .  $    .40        $     .79
   Union National Bancorp . . . . . . . .       .07              .13
   Randolph County Bancorp. . . . . . . .       .03              .07
                                          ------------    ------------
        Combined. . . . . . . . . . . . .  $    .50        $     .99
                                          ------------    ------------
                                          ------------    ------------

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 4.  Investment Securities

                                                               Gross       Gross
                                                 Amortized  Unrealized   Unrealized      Fair
                                                   Cost        Gains       Losses        Value
                                                 ----------  ----------  ----------   ----------

Available for sale at June 30, 1997:
  U.S. Treasury. . . . . . . . . . . . . .       $   19,834   $      60   $      36    $  19,858
  Federal agencies . . . . . . . . . . . .           81,858         333         180       82,011
  State and municipal  . . . . . . . . . .           61,156       1,140         144       62,152
  Mortgage-backed securities . . . . . . .           37,860         353         236       37,977
  Other asset-backed securities  . . . . .              540           7          13          534
  Corporate obligations  . . . . . . . . .           23,277          83          85       23,275
  Marketable equity security . . . . . . .              512                                  512
                                                 ----------  ----------  ----------   ----------
    Total available for sale . . . . . . .          225,037       1,976         694      226,319
                                                 ----------  ----------  ----------   ----------

Held to maturity at June 30, 1997:
  U.S. Treasury  . . . . . . . . . . . . .              249                       7          242
  Federal agencies . . . . . . . . . . . .            3,421          11           4        3,428
  State and municipal  . . . . . . . . . .           30,540         191          23       30,708
  Mortgage-backed securities . . . . . . .            4,013                       9        4,004
  Other asset-backed securities  . . . . .            1,571                     120        1,451
                                                 ----------  ----------  ----------   ----------
    Total held to maturity . . . . . . . .           39,794         202         163       39,833
                                                 ----------  ----------  ----------   ----------
    Total investment securities  . . . . .       $  264,831   $   2,178    $    857   $  266,152
                                                 ----------  ----------  ----------   ----------
                                                 ----------  ----------  ----------   ----------

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


                                                               Gross       Gross
                                                 Amortized  Unrealized   Unrealized      Fair
                                                   Cost        Gains       Losses        Value
                                                 ----------  ----------  ----------   ----------

 Available for sale at December 31, 1996:
  U.S. Treasury  . . . . . . . . . . . . .        $  21,570   $      92   $      46    $  21,616
    Federal agencies . . . . . . . . . . .           79,130         540         180       79,490
    State and municipal  . . . . . . . . .           52,026       1,173         106       53,093
    Mortgage-backed securities . . . . . .           41,441         297         275       41,463
    Other asset-backed securities  . . . .              709                                  709
    Corporate obligations  . . . . . . . .           31,470         156         128       31,498
    Marketable equity securities . . . . .              510                                  510
                                                 ----------  ----------  ----------   ----------
       Total available for sale  . . . . .          226,856       2,258         735      228,379
                                                 ----------  ----------  ----------   ----------


 Held to maturity at December 31, 1996:
    U.S. Treasury  . . . . . . . . . . . .              249                       7          242
    Federal agencies . . . . . . . . . . .            5,729          23           5        5,747
    State and municipal  . . . . . . . . .           36,405         381          21       36,765
    Mortgage-backed securities . . . . . .            2,730                      13        2,717
    Other asset-backed securities  . . . .            2,114          17         108        2,023
                                                 ----------  ----------  ----------   ----------
       Total held to maturity  . . . . . .           47,227         421         154       47,494
                                                 ----------  ----------  ----------   ----------
       Total investment securities . . . .       $  274,083    $  2,679      $  889    $ 275,873
                                                 ----------  ----------  ----------   ----------
                                                 ----------  ----------  ----------   ----------


                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 5.     Loans and Allowance

                                                                                       June      December 31,
                                                                                       1997          1996
                                                                                     --------   -------------
Loans:
  Commercial and industrial loans  . . . . . . . . . . . . . . . . . . . . .         $ 139,938   $    132,134
  Bankers' acceptances and loans to financial institutions . . . . . . . . .             1,040            625
  Agricultural production financing and other loans to farmers . . . . . . .            17,839         18,906
  Real estate loans:
    Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,005         13,167
    Commercial and farmland  . . . . . . . . . . . . . . . . . . . . . . . .           102,734         97,596
    Residential  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           276,320        253,530
  Individuals' loans for household and other personal expenditures . . . . .           122,876        113,507
  Tax-exempt loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,334          1,643
  Other loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,128          1,672
  Unearned interest on loans . . . . . . . . . . . . . . . . . . . . . . . .              (808)       ( 1,364)
                                                                                     ---------   ------------
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 680,406    $   631,416
                                                                                     ---------   ------------
                                                                                     ---------   ------------

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                     ------------------------
Allowance for loan losses:                                                              1997          1996
                                                                                     ----------    ----------
  Balances, January 1  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   6,622    $     6,696
  Provision for losses . . . . . . . . . . . . . . . . . . . . . . . . . . .               577            580
  Recoveries on loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .               331            144
  Loans charged off  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (820)          (789)
                                                                                     ----------    ----------
  Balances, June 30 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    6,710   $      6,631
                                                                                     ----------    ----------
                                                                                     ----------    ----------

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

     Following are the levels achieved in each of these ratios during the first half of 1997, as compared to the same period in 1996.

     - Earnings per share were $1.08, up 9.1 per cent from $.99
     - Return on assets was 1.46 per cent increasing from 1.41 per cent
     - Return on equity totaled 12.47 per cent compared to 12.19 per cent for the first half of 1996

CAPITAL

     The Corporation's capital strength continues to exceed regulatory minimums and peer group averages. Management believes that strong capital is a distinct advantage in the competitive environment in which the Corporation operates and will provide a solid foundation for continued growth.

     The Corporation's Tier I capital to average assets ratio was 11.6 per cent at year-end 1996 and 11.7 per cent at June 30, 1997. At June 30, 1997, the Corporation had a Tier I risk-based capital ratio of 16.7 per cent, total risk-based capital ratio of 17.68 per cent, and a leverage ratio of 11.53 per cent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 per cent and a total risk-based capital ratio of 8.0 per cent.

ASSET QUALITY/PROVISION FOR LOAN LOSSES

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

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

     The following table summarized the risk elements for the Corporation.

-----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                         June 30,    December 31,    December 31,
                                                                                 1997          1996            1995
-----------------------------------------------------------------------------------------------------------------------
Non-accrual loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,527        $2,777          $  576
Loans contractually past due 90 days
  or more other than nonaccruing . . . . . . . . . . . . . . . . . . . . .      3,705         1,699           1,119
Restructured loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,237         1,540           1,075
                                                                                ------       ------          ------
     Total                                                                     $8,469        $6,016          $2,770
                                                                               ------        ------          ------
                                                                               ------        ------          ------
-------------------------------------------------------------------------------------------------------------------

     The increase in non-performing loans from December 31, 1995, to December 31, 1996, is primarily attributable to one loan placed in non-accrual status during 1996. This loan is included in impaired loans at December 31, 1996, for which an allowance was recorded. Management is in the process of resolving this loan situation and anticipates that no additional provision for loan losses will be required. The increase at June 30, 1997, is primarily due to one loan of $1.7 million which is performing but which the Corporation refused to renew. The Corporation will be paid when financing arrangements with another bank are completed.

     The Corporation adopted SFAS No. 114 and No. 118 ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN AND ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES on January 1, 1995. Impaired loans included in the table above, totaled $3,992,000 at December 31, 1996. An allowance for loan losses was not deemed necessary for impaired loans totaling $868,000, but an allowance of $1,092,000 was recorded for the remaining balance of impaired loans of $3,124,000. The average balance of impaired loans for 1996 was $5,213,000. The balance of impaired loans has not changed significantly since December 31, 1996.

     At December 31, 1996, the allowance for loan losses was $6,622,000, down slightly from year end 1995. As a per cent of loans, the allowance was 1.05 per cent, down from 1.21 per cent at year end 1995. The provision for loan losses in 1996 was $1,253,000 compared to $1,388,000 in 1995.

     At June 30, 1997, the allowance for loan losses stood at $6,710,000 or .99 per cent of loans. $577,000 was provided for loan losses in the first half of 1997 compared to $580,000 in the same period of 1996.

     The table below presents loan loss experience for the years indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $500 million and $1 billion.

                                                                1997 (1)      1996       1995       1994
                                                                --------     ------     ------     ------
                                                                           (Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1 . . . . . . . . . . . . . . . .          $6,622      $6,696     $6,603     $6,467
                                                                ------      ------     ------     ------
  Chargeoffs . . . . . . . . . . . . . . . . . . . . .             820       1,636      1,554      1,488
  Recoveries . . . . . . . . . . . . . . . . . . . . .             331         309        259        422
                                                                ------      ------     ------     ------
  Net chargeoffs . . . . . . . . . . . . . . . . . . .             489       1,327      1,295      1,066
  Provision for loan losses  . . . . . . . . . . . . .             577       1,253      1,388      1,202
                                                                ------      ------     ------     ------
  Balance at December 31 . . . . . . . . . . . . . . .          $6,710      $6,622     $6,696     $6,603
                                                                ------      ------     ------     ------
                                                                ------      ------     ------     ------

Ratio of net chargeoffs during the period to average loans
 outstanding during the period . . . . . . . . . . . .          .15% (2)       .23%        .24%      .21%

Peer Group . . . . . . . . . . . . . . . . . . . . . .             N/A         .26%        .26%      .25%

(1)  Through June 30, 1997

(2)  First six months annualized

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

     The Corporation's liquidity and interest sensitivity position at June 30, 1997, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below presents the Corporation's interest rate sensitivity analysis as of June 30, 1997.


INTEREST-RATE SENSITIVITY ANALYSIS
At June 30, 1997
(Dollars in Thousands)                                                                 Beyond
                                             1-180 Days   181-365 Days     1-5 Years   5 Years     Total
                                             ----------   ------------     ---------   -------   ---------
Rate-Sensitive Assets:
  Federal funds sold and
   interest-bearing deposits . . . . . . . .  $    481                                           $    481
  Investment securities  . . . . . . . . . .    57,463     $  51,208      $ 126,091    $ 31,351   266,113
  Loans  . . . . . . . . . . . . . . . . . .   310,511        76,688        230,062      63,636   680,897
  Federal Reserve and Federal
   Home Loan Bank stock  . . . . . . . . . .     2,808                                      397     3,205
                                             ---------     ---------      ---------   ---------   -------
    Total rate-sensitive assets. . . . . . .   371,263       127,896        356,153      95,384   950,696

Rate-Sensitive Liabilities:
  Interest bearing deposits  . . . . . . . .   336,435        78,755        303,913       2,095   721,198
  Short-term borrowings  . . . . . . . . . .    48,425           695                               49,120
  Federal Home Loan Bank
   advances  . . . . . . . . . . . . . . . .       149         2,144          9,578       4,829    16,700
                                              --------      --------       --------    --------   -------
    Total rate-sensitive liabilities . . . .   385,009        81,594        313,491       6,924   787,018

Interest rate sensitivity gap by period  . .   (13,746)       46,302         42,662      88,460
Cumulative rate sensitivity gap  . . . . . .   (13,746)       32,556         75,218     163,678
Cumulative rate sensitivity gap ratio. . . .
  June 30, 1997  . . . . . . . . . . . . . .      96.4%        107.0%         109.6%      120.8%
  March 31, 1997 . . . . . . . . . . . . . .      97.1         106.3          109.2       120.1



     The Corporation had a cumulative positive gap of $32,556,000 in the one year horizon at June 30, 1997 or 3.2 per cent of total assets. Net interest income at financial institutions with positive gaps tends to increase when rates increase and generally decrease as interest rates decline.

                          FIRST MERCHANTS CORPORATION

                                  FORM 10-Q

EARNING ASSETS

     Earning assets increased by $30.3 million during 1996, and $38.9 million during the first half of 1997.

     The following table presents the earning asset mix for the years ended 1996 and 1995 and at June 30, 1997.

     Loans grew by more than $79 million during 1996 while short-term investments and securities declined, reflecting the Corporation's intent to change the balance sheet mix to emphasize loans which generally carry higher yields than federal funds sold, interest-bearing deposits and investment securities and often provide collateral business. The same trend continued during the first half of 1997. Loans grew by more than $49.5 million, accounting for all of the growth in earning assets.


---------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                      June 30,    December 31,    December 31,
                                                             1997          1996            1995
                                                           --------    ------------    ------------
Federal funds sold and interest-bearing deposits . . . .   $   0.5     $     1.4       $    39.2
Investment securities available for sale . . . . . . . .     226.3         228.4           225.9
Investment securities held to maturity . . . . . . . . .      39.8          47.2            60.7
Mortgage loans held for sale . . . . . . . . . . . . . .       0.5           0.3             0.7
Loans  . . . . . . . . . . . . . . . . . . . . . . . . .     680.4         631.4           552.3
Federal Reserve and Federal Home Loan Bank stock . . . .       3.2           3.1             2.7
                                                           -------     ---------        -----------
        Total  . . . . . . . . . . . . . . . . . . . . .   $ 950.7    $    911.8        $  881.5
                                                           -------    ----------        --------
                                                           -------    ----------        --------
---------------------------------------------------------------------------------------------------



DEPOSITS, SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

     The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1996 and 1995 and at June 30, 1997. Lack of substantial deposit growth coupled with loan growth has resulted in a greater reliance on borrowed funds. The Corporation plans to place further emphasis on deposit growth going forward through advertising and product development.

--------------------------------------------------------------------------------



DEPOSITS, SHORT-TERM BORROWINGS AND
FEDERAL HOME LOAN BANK ADVANCES
(Dollars in Millions)                                      June 30,    December 31,    December 31,
                                                             1997          1996            1995
                                                           --------    ------------    ------------

Deposits . . . . . . . . . . . . . . . . . . . . . . . .   $  821.1    $   794.5       $    783.9
Short-term borrowings  . . . . . . . . . . . . . . . . .       49.9         45.0             37.4
Federal Home Loan Bank advances  . . . . . . . . . . . .       16.7          9.2              9.0


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

    During the first half of 1997, both interest yields and interest costs remained stable, increasing by .03 per cent. All of the increase in net interest income is attributable to earning asset growth which amounted to nearly $52 million.

    The table below presents the Corporation's asset yields, interest expense, and net interest income as a per cent of average earning assets for the three-year period ending in 1996 and the first half of 1997.

----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                   Interest Income      Interest Expense   Net Interest Income              Net Interest Income
                 (FTE) as a Per Cent      as a Per Cent    (FTE) as a Per Cent    Average            on a
                      of Average           of Average          of Average         Earning        Fully Taxable
                    Earning Assets       Earning Assets      Earning Assets       Assets       Equivalent Basis
----------------------------------------------------------------------------------------------------------------
1997 (1)                8.16%                 3.70 %              4.46%           $932,441         $  41,588
1996                    8.13                  3.67                4.46             880,729            39,258
1995                    8.09                  3.71                4.38             845,198            37,049
1994                    7.42                  2.96                4.46             805,987            35,909

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(1) First Six Months Annualized
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

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

    Other income in 1996 amounted to $8,342,000 or 9.9 per cent higher than in 1995. The increase of $750,000 is primarily attributable to the following five factors:

    1. Trust revenues increased $166,000 (5.9 per cent) due to stronger business activity and investment returns.

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

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

    Other income in the first half of 1997 exceeded the same period in the prior year by $487,000 or 8.1 per cent. Two categories accounted for most of this increase:

    1. Trust fees grew by $203,000 or 14.5 per cent, again due to new business and positive investment returns.

    2. Deposit service charges increased by $154,000 or 9.8 per cent due primarily to changes in pricing.

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

    First half other expense in 1997 exceeded the same period of the prior year by $908,000 or 7.8 per cent. Four primary areas account for this increase:

    1. Salaries and benefits grew by $277,000 or 4.1 per cent due primarily to normal annual salary adjustments.

    2. Business supply expense grew by $85,000 or nearly 20.4 per cent primarily due to increased use of data processing supplies and personal money order forms.

    3. Equipment expense grew $114,000 or 11.4 per cent, again reflecting the Corporation's investment in technology to increase productivity and improve customer service.

    4. Deposit insurance expense increased $40,000 (571.4 per cent) due to higher insurance premiums.

INCOME TAXES

    1996 income tax expense increased by $698,000 due to a $1,792,000 increase in net pre-tax income. Likewise, the increase of $413,000 in the first half of 1997, as compared to the same period in 1996, results from a $1,089,000 increase in pre-tax net income.

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

                             FIRST MERCHANTS CORPORATION

                                      FORM 10-Q

                             PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 1997 Annual Meeting of Stockholders was held on April 8, 1997. Set forth below are the matters, other than the election of directors and the ratification of the independent auditor, voted upon at the Annual Meeting and the resulting vote:

    - The adoption of an amendment to the Corporation's Articles of Incorporation to reduce the minimum number of directors to the Corporation from twelve to nine.

                                Shares            % of
                                Voted     Eligible Shares Voted
                              ---------    ---------------------
          For                 6,015,368           91.09%

          Against                47,694             .72

          Abstaining             56,191             .85


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

                                                                    Form 10-Q
                                                                       Page
         Exhibit No.:  Description of Exhibit:                        Number
         ------------  -----------------------                      ----------

              3.1      First Merchants Corporation
                         Articles of Incorporation, as amended . . .    20

              3.2      First Merchants Corporation
                         Bylaws, as amended. . . . . . . . . . . . .    32

              27.1     Financial Data Schedule, Period
                         Ending June 30, 1997  . . . . . . . . . . .    47

              27.2     Restated Financial Data Schedule, Period
                         Ending June 30, 1996  . . . . . . . . . . .    48

              27.3     Restated Financial Data Schedule, Period
                         Ending June 30, 1995  . . . . . . . . . . .    49

    (b)  Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                       FIRST MERCHANTS CORPORATION

                               FORM 10-Q

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  First Merchants Corporation
                                                  ---------------------------
                                                          (Registrant)


Date    August 6, 1997           by                 /s/ Michael L. Cox
     -------------------                       -------------------------------
                                                        Michael L. Cox
                                                   Executive Vice President
                                                         and Director

Date    August 6, 1997           by                 /s/ James L. Thrash
     -------------------                       -------------------------------
                                                        James L. Thrash
                                                   Chief Financial & Principal
                                                       Accounting Officer