Form 10-Q
period 1997-09-30
FIRST MERCHANTS CORP
filed 1997-11-12
CIK 712534

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997


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


     As of October 30, 1997, there were outstanding 6,659,602 common shares, without par value, of the registrant.



     The exhibit index appears on page 18.

     This report including the cover page contains a total of 22 pages.

                          FIRST MERCHANTS CORPORATION

                                  FORM 10-Q

                                    INDEX

                                                                             Page No.
                                                                            ----------

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

               Consolidated Condensed Statement of Income. . . . . . . . . . . . . .4

               Consolidated Condensed Statement of Changes in
               Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .5

               Consolidated Condensed Statement of Cash Flows. . . . . . . . . . . .6

               Notes to Consolidated Condensed Financial Statements. . . . . . . . .7

 Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . . . 12


PART II.      Other Information:

 Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . 18

 Item 6.      Exhibits and Reports of Form 8-K . . . . . . . . . . . . . . . . . . 18

Signatures    .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                         PART I.   FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                       CONSOLIDATED CONDENSED BALANCE SHEET
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                            September 30,         December 31,
                                                                                1997                  1996
                                                                            -------------        -------------

ASSETS:
   Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . .    $     30,860         $     33,882
   Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . .                                1,150
                                                                            -------------        -------------
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .          30,860               35,032
   Interest-bearing deposits . . . . . . . . . . . . . . . . . . . . . .             261                  290
   Investment securities available for sale. . . . . . . . . . . . . . .         212,374              228,379
   Investment securities held to maturity. . . . . . . . . . . . . . . .          36,846               47,227
   Mortgage loans held for sale. . . . . . . . . . . . . . . . . . . . .             550                  284
   Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         699,495              631,416
      Less:   Allowance for loan losses. . . . . . . . . . . . . . . . .          (6,785)              (6,622)
                                                                            -------------        -------------
         Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . .         692,710              624,794
   Premises and equipment. . . . . . . . . . . . . . . . . . . . . . . .          15,320               15,303
   Federal Reserve and Federal Home Loan Bank stock. . . . . . . . . . .           3,361                3,090
   Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .           9,084                8,643
   Core deposit intangibles and goodwill . . . . . . . . . . . . . . . .           1,659                1,714
   Others assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,686                3,237
                                                                            -------------        -------------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,007,711         $    967,993
                                                                            -------------        -------------
                                                                            -------------        -------------
LIABILITIES:
   Deposits:
    Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . . . .    $     93,285         $    110,175
    Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . .         696,081              684,276
                                                                            -------------        -------------
         Total deposits. . . . . . . . . . . . . . . . . . . . . . . . .         789,366              794,451
    Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . .          72,802               45,037
    Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . .          18,700                9,150
    Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .           3,720                3,376
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           3,409                3,292
                                                                            -------------        -------------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . .         887,997              855,306
                                                                            -------------        -------------
STOCKHOLDERS' EQUITY:
    Preferred stock, no-par value:
     Authorized and unissued -- 500,000 shares
    Common stock, $.125 stated value:
     Authorized -- 20,000,000 shares
     Issued and outstanding -- 6,657,016 and 6,603,319 shares. . . . . .             832                  825
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .          23,918               22,968
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .          93,613               87,978
    Net unrealized gain on securities available for sale . . . . . . . .           1,351                  916
                                                                            -------------        -------------
         Total stockholders' equity. . . . . . . . . . . . . . . . . . .         119,714              112,687
                                                                            -------------        -------------
         Total liabilities and stockholders' equity. . . . . . . . . . .    $  1,007,711         $    967,993
                                                                            -------------        -------------
                                                                            -------------        -------------

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                    CONSOLIDATED CONDENSED STATEMENT OF INCOME
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30                      September 30
                                                                         -------------------------          ----------------------
                                                                            1997            1996              1997          1996
                                                                         ----------      ---------          --------      --------
Interest Income:
  Loans receivable
   Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   15,288      $  13,176         $  44,004     $  38,326
   Tax exempt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28             22                87            59
  Investment securities:
   Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,588          3,165             8,395         9,623
   Tax exempt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,064            975             3,185         2,831
  Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . .                         115                27           502
  Deposits with financial institutions . . . . . . . . . . . . . . . .            6              5                12            13
  Federal Reserve and Federal Home Loan Bank stock . . . . . . . . . .           68             53               196           159
                                                                         ----------      ---------          --------      --------
     Total interest income . . . . . . . . . . . . . . . . . . . . . .       19,042         17,511            55,906        51,513
                                                                         ----------      ---------          --------      --------
Interest expense:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,157          7,208            23,487        21,713
  Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . .          690            859             2,262         1,982
  Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . .          285            134               627           399
                                                                         ----------      ---------          --------      --------
   Total interest expense. . . . . . . . . . . . . . . . . . . . . . .        9,132          8,201            26,376        24,094
                                                                         ----------      ---------          --------      --------
Net Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . .        9,910          9,310            29,530        27,419
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .          375            295               952           875
                                                                         ----------      ---------          --------      --------
Net Interest Income After Provision For Loan Losses. . . . . . . . . .        9,535          9,015            28,578        26,544
Other Income:
  Net realized gains (losses) on sales of available-for-sale securities          (4)            24                (3)           50
  Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,295          2,016             6,758         5,971
                                                                         ----------      ---------          --------      --------
Total other income . . . . . . . . . . . . . . . . . . . . . . . . . .        2,291          2,040             6,755         6,021
Total other expenses . . . . . . . . . . . . . . . . . . . . . . . . .        6,486          6,179            19,104        17,887
                                                                         ----------      ---------          --------      --------
Income before income tax . . . . . . . . . . . . . . . . . . . . . . .        5,340          4,876            16,229        14,678
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . .        1,804          1,655             5,557         4,997
                                                                         ----------      ---------          --------      --------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    3,536      $   3,221         $  10,672     $   9,681
                                                                         ----------      ---------          --------      --------
                                                                         ----------      ---------          --------      --------

Per share:

  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      .53            .49         $    1.61     $    1.48
  Dividends (1). . . . . . . . . . . . . . . . . . . . . . . . . . . .          .28            .24               .76           .64
Weighted average shares outstanding. . . . . . . . . . . . . . . . . .    6,649,993      6,591,219         6,624,576     6,575,465


(1) Dividends per share is for First Merchants Corporation only, not restated for pooling transactions.




See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                                  1997                 1996
                                                                             --------------       --------------

Balances, January 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  112,687           $  104,967
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,672                9,681
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,038)              (3,785)
Net change in unrealized gain (loss) on securities available for sale. . .            435               (1,789)
Stock issued under employee benefit plans  . . . . . . . . . . . . . . . .            292                  298
Stock issued under dividend reinvestment and stock purchase plan . . . . .            539                  384
Stock options exercised  . . . . . . . . . . . . . . . . . . . . . . . . .            127                   64
Cash paid in lieu of issuing fractional shares . . . . . . . . . . . . . .                                  (1)
                                                                             --------------       --------------

Balances, September 30 . . . . . . . . . . . . . . . . . . . . . . . . . .     $  119,714           $  109,819
                                                                             --------------       --------------
                                                                             --------------       --------------


See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30
                                                                                           ------------------------
                                                                                             1997            1996
                                                                                           --------        --------
Cash Flows From Operating Activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  10,672       $   9,681
 Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             952             875
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .
  Securities amortization, net. . . . . . . . . . . . . . . . . . . . . . . . . . .
  Securities losses (gains), net. . . . . . . . . . . . . . . . . . . . . . . . . .
  Mortgage loans originated for sale. . . . . . . . . . . . . . . . . . . . . . . .
  Proceeds from sales of mortgage loans . . . . . . . . . . . . . . . . . . . . . .
  Change in interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . .
  Change in interest payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Other adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                           --------        --------
   Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .

Cash Flows From Investing Activities:
 Net change in interest-bearing deposits. . . . . . . . . . . . . . . . . . . . . .
 Purchases of
  Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . . .
  Securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . .
 Proceeds from maturities of. . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . . .
  Securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . .
 Proceeds from sales of . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . . .
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
  Net cash used by investing activities . . . . . . . . . . . . . . . . . . . . . .

                                                                                                           (continued)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30
                                                                                           ------------------------
                                                                                             1997            1996
                                                                                           --------        --------
Cash Flows From Financing Activities:
 Net change in
  Demand and savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       $               $
  Certificates of deposit and other time deposits . . . . . . . . . . . . . . . . .
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . . . . . .
 Repayment of Federal Home Loan Bank advances . . . . . . . . . . . . . . . . . . .
 Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,038)         (3,785)
 Stock issued under employee benefit plans. . . . . . . . . . . . . . . . . . . . .             292             298
 Stock issued under dividend reinvestment and stock purchase plan . . . . . . . . .             539             384
 Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             127              64
 Cash paid in lieu of issuing fractional shares . . . . . . . . . . . . . . . . . .                              (1)
                                                                                           --------        --------
  Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . . .
                                                                                           --------        --------
Net Change in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .          (4,172)        (32,233)
Cash and Cash Equivalents, January 1. . . . . . . . . . . . . . . . . . . . . . . .          35,032          77,874
                                                                                           --------        --------
Cash and Cash Equivalents, September 30 . . . . . . . . . . . . . . . . . . . . . .       $  30,860       $  45,641
                                                                                           --------        --------
                                                                                           --------        --------

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

NOTE 2.  Change in Methods of Accounting

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, is effective for the Corporation's 1997 annual financial statements. This statement simplifies the calculations of earnings per share. The Corporation does not expect that the new disclosure from basic earnings per share will be substantially different from the primary earnings per share as currently calculated and disclosed. Additional disclosures include diluted earnings per share, which will reflect the potential dilution that could occur from unexercised stock options under the Corporation's stock option plans.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Table dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


NOTE 3.  Business Combinations

On October 2, 1996, the Corporation issued 565,705 shares of its common stock in exchange for all of the outstanding shares of Randolph County Bancorp, Winchester, Indiana. This transaction was accounted for under the pooling-of-interests method of accounting. The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the Corporation had been combined as of January 1, 1996. Separate operating results of Randolph County Bancorp for the periods prior to the merger are as follows:

                                                  Three Months      Nine Months
                                                     Ended             Ended
                                                  September 30      September 30
                                                     1996              1996
                                                  ------------      ------------

Net Interest Income:
 First Merchants Corporation . . . . . . . . . .  $      8,787      $     25,501
 Randolph County Bancorp . . . . . . . . . . . .           523             1,918
                                                  ------------      ------------
   Combined. . . . . . . . . . . . . . . . . . .  $      9,310      $     27,419
                                                  ------------      ------------
                                                  ------------      ------------


Net Income:
 First Merchants Corporation . . . . . . . . . .  $      3,047      $      9,042
 Randolph County Bancorp . . . . . . . . . . . .           174               639
                                                  ------------      ------------
   Combined. . . . . . . . . . . . . . . . . . .  $      3,221      $      9,681
                                                  ------------      ------------
                                                  ------------      ------------


Net Income Per Share:
 First Merchants Corporation . . . . . . . . . .  $        .46      $       1.38
 Randolph County Bancorp . . . . . . . . . . . .           .03               .10
                                                  ------------      ------------
   Combined. . . . . . . . . . . . . . . . . . .  $        .49      $       1.48
                                                  ------------      ------------
                                                  ------------      ------------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 4.  Investment Securities

                                                                                       Gross            Gross
                                                                    Amortized       Unrealized        Unrealized            Fair
                                                                       Cost            Gains            Losses             Value
                                                                   ------------    ------------      ------------       ------------

Available for sale at September 30, 1997:
 U.S. Treasury . . . . . . . . . . . . . . . . . . . . . .          $    18,728     $        92       $       14         $    18,806
 Federal agencies. . . . . . . . . . . . . . . . . . . . .               72,222             443               59              72,606
 State and municipal . . . . . . . . . . . . . . . . . . .               65,111             553               66              65,598
 Mortgage-backed securities. . . . . . . . . . . . . . . .               33,261             409              128              33,542
 Other asset-backed securities . . . . . . . . . . . . . .                  566               1               68                 499
 Corporate obligations . . . . . . . . . . . . . . . . . .               20,607             494               40              21,061
 Marketable equity security. . . . . . . . . . . . . . . .                  262                                                  262
                                                                   ------------    ------------      ------------       ------------
  Total available for sale . . . . . . . . . . . . . . . .              210,757           1,992              375             212,374
                                                                   ------------    ------------      ------------       ------------

Held to maturity at September 30, 1997:
 U.S. Treasury . . . . . . . . . . . . . . . . . . . . . .                249                                  4                 245
 Federal agencies. . . . . . . . . . . . . . . . . . . . .              3,417                12                2               3,427
 State and municipal . . . . . . . . . . . . . . . . . . .             27,905               242                5              28,142
 Mortgage-backed securities. . . . . . . . . . . . . . . .              1,303                 1                2               1,302
 Other asset-backed securities . . . . . . . . . . . . . .              3,972                 6              239               3,739
                                                                   ------------    ------------      ------------       ------------
  Total held to maturity . . . . . . . . . . . . . . . . .             36,846               261              252              36,855
                                                                   ------------    ------------      ------------       ------------
  Total investment securities. . . . . . . . . . . . . . .          $ 247,603       $     2,253       $      627         $   249,229
                                                                   ------------    ------------      ------------       ------------
                                                                   ------------    ------------      ------------       ------------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

                                                                                       Gross            Gross
                                                                    Amortized       Unrealized        Unrealized            Fair
                                                                       Cost            Gains            Losses             Value
                                                                   ------------    ------------      ------------       ------------

Available for sale at December 31, 1996:
 U.S. Treasury . . . . . . . . . . . . . . . . . . . . . .          $    21,570     $        92       $       46         $    21,616
 Federal agencies. . . . . . . . . . . . . . . . . . . . .               79,130             540              180              79,490
 State and municipal . . . . . . . . . . . . . . . . . . .               52,026           1,173              106              53,093
 Mortgage-backed securities. . . . . . . . . . . . . . . .               41,441             297              275              41,463
 Other asset-backed securities . . . . . . . . . . . . . .                  709                                                  709
 Corporate obligations . . . . . . . . . . . . . . . . . .               31,470             156              128              31,498
 Marketable equity securities. . . . . . . . . . . . . . .                  510                                                  510
                                                                   ------------    ------------      ------------       ------------
  Total available for sale . . . . . . . . . . . . . . . .              226,856           2,258              735             228,379
                                                                   ------------    ------------      ------------       ------------


Held to maturity at December 31, 1996:
 U.S. Treasury . . . . . . . . . . . . . . . . . . . . . .                  249                                7                 242
 Federal agencies. . . . . . . . . . . . . . . . . . . . .                5,729              23                5               5,747
 State and municipal . . . . . . . . . . . . . . . . . . .               36,405             381               21              36,765
 Mortgage-backed securities. . . . . . . . . . . . . . . .                2,730                               13               2,717
 Other asset-backed securities . . . . . . . . . . . . . .                2,114              17              108               2,023
                                                                   ------------    ------------      ------------       ------------
  Total held to maturity . . . . . . . . . . . . . . . . .               47,227             421              154              47,494
                                                                   ------------    ------------      ------------       ------------
  Total investment securities. . . . . . . . . . . . . . .          $   274,083     $     2,679       $      889         $   275,873
                                                                   ------------    ------------      ------------       ------------
                                                                   ------------    ------------      ------------       ------------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                                    September 30,      December 31,
                                                                                                        1997               1996
                                                                                                    -------------      ------------

Loans:
 Commercial and industrial loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 145,639         $ 132,134
 Bankers' acceptances and loans to financial institutions. . . . . . . . . . . . . . . . . . . .            1,020               625
 Agricultural production financing and other loans to farmers. . . . . . . . . . . . . . . . . .           19,802            18,906
 Real estate loans:
  Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,515            13,167
  Commercial and farmland. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          100,974            97,596
  Residential. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          283,476           253,530
 Individuals' loans for household and other personal expenditures. . . . . . . . . . . . . . . .          126,662           113,507
 Tax-exempt loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,235             1,643
 Other loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,796             1,672
 Unearned interest on loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (624)           (1,364)
                                                                                                    -------------      ------------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 699,495         $ 631,416
                                                                                                    -------------      ------------
                                                                                                    -------------      ------------


                                                                                                            Nine Months Ended
                                                                                                               September 30
                                                                                                    --------------------------------
Allowance for loan losses:                                                                              1997               1996
                                                                                                    -------------      ------------
 Balances, January 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   6,622         $   6,696
 Provision for losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              952               875
 Recoveries on loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              386               219
 Loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,175)           (1,043)
                                                                                                    -------------      ------------
 Balances, September 30. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   6,785         $   6,747
                                                                                                    -------------      ------------
                                                                                                    -------------      ------------

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

         Following are the levels achieved in each of these ratios during the first nine months of 1997, as compared to the same period in 1996.

         - Earnings per share were $1.61, up 8.8 per cent from $1.48
         - Return on assets was 1.44 per cent increasing from 1.40 per cent
         - Return on equity totaled 11.73 per cent compared to 11.59 per cent for the first nine months of 1996

CAPITAL

         The Corporation's capital strength continues to exceed regulatory minimums and peer group averages. Management believes that strong capital is a distinct advantage in the competitive environment in which the Corporation operates and will provide a solid foundation for continued growth.

         The Corporation's Tier I capital to average assets ratio was 11.6 per cent at year-end 1996 and 11.7 per cent at September 30, 1997. At September 30, 1997, the Corporation had a Tier I risk-based capital ratio of
16.5 per cent, total risk-based capital ratio of 17.6 per cent, and a leverage ratio of 11.7 per cent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 per cent and a total risk-based capital ratio of 8.0 per cent. Banks with Tier I risk-based capital ratios of
6.0 per cent and total risk-based capital ratios of 10.0 per cent are considered "well capitalized."

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

         The following table summarized the risk elements for the Corporation.
         ---------------------------------------------------------------------------------------
          (Dollars in Thousands)                 September 30,    December 31,    December 31,
                                                     1997             1996            1995
         ---------------------------------------------------------------------------------------
          Non-accrual loans . . . . . . . . . .    $ 1,842          $ 2,777         $   576
          Loans contractually past due 90 days
           or more other than nonaccruing . . .      2,025            1,699           1,119
          Restructured loans  . . . . . . . . .      2,936            1,540           1,075
                                                   -------          -------         -------
                  Total . . . . . . . . . . . .    $ 6,803          $ 6,016         $ 2,770
                                                   -------          -------         -------
                                                   -------          -------         -------
         ---------------------------------------------------------------------------------------

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

         At September 30, 1997, the allowance for loan losses stood at $6,785,000 or .97 per cent of loans. $952,000 was provided for loan losses in the first nine months of 1997 compared to $875,000 in the same period of 1996.

         The table below presents loan loss experience for the years indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.

                                                      1997 (1)          1996           1995
                                                      ----              ----           ----
(Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1 . . . . . . . . . . . .        $6,622            $6,696         $6,603
                                                      ------            ------         ------
  Chargeoffs . . . . . . . . . . . . . . . . .         1,175             1,636          1,554
  Recoveries . . . . . . . . . . . . . . . . .           386               309            259
                                                      ------            ------         ------
  Net chargeoffs . . . . . . . . . . . . . . .           789             1,327          1,295
  Provision for loan losses. . . . . . . . . .           952             1,253          1,388
                                                      ------            ------         ------
  Balance at December 31 . . . . . . . . . . .        $6,785            $6,622         $6,696
                                                      ------            ------         ------
                                                      ------            ------         ------

Ratio of net chargeoffs during the period to
 average loans outstanding during the period .           .16%              .23%           .24%

Peer Group . . . . . . . . . . . . . . . . . .           .27%(3)           .26%           .27%

(1)  Through September 30, 1997

(2)  First nine months annualized

(3)  Through June 30, 1997

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

         The Corporation's liquidity and interest sensitivity position at September 30, 1997, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below presents the Corporation's interest rate sensitivity analysis as of September 30, 1997.

INTEREST-RATE SENSITIVITY ANALYSIS
At September 30, 1997
(Dollars in Thousands)                                                                                  Beyond
                                                  1-180 Days       181-365 Days       1-5 Years         5 Years         Total
                                                  ----------       ------------       ---------        ---------     ---------
Rate-Sensitive Assets:
 Federal funds sold and
  interest-bearing deposits . . . . . . . . .    $     261                                                             $    261
 Investment securities. . . . . . . . . . . .       62,925          $  35,358         $ 117,099        $  33,838        249,220
 Loans. . . . . . . . . . . . . . . . . . . .      296,339             71,872           264,516           67,318         700,045
 Federal Reserve and Federal
  Home Loan Bank stock. . . . . . . . . . . .        2,964                                                   397           3,361
                                                  ----------       ------------       ---------        ---------       ---------
   Total rate-sensitive assets. . . . . . . .      362,489            107,230           381,615          101,553         952,887

Rate-Sensitive Liabilities:
 Interest bearing deposits. . . . . . . . . .      296,281             88,852           309,754            1,194         696,081
 Short-term borrowings. . . . . . . . . . . .       72,802                                                                72,802
 Federal Home Loan Bank
  advances. . . . . . . . . . . . . . . . . .        2,149                144            11,578            4,829          18,700
                                                  ----------       ------------       ---------        ---------       ---------
   Total rate-sensitive liabilities . . . . .      371,232             88,996           321,332            6,023         787,583

Interest rate sensitivity gap by period . . .       (8,743)            18,234            60,283           95,530
Cumulative rate sensitivity gap . . . . . . .       (8,743)             9,491            69,774          165,304
Cumulative rate sensitivity gap ratio
 September 30, 1997 . . . . . . . . . . . . .         97.6%             102.1%            108.9%           121.0%
 June 30, 1997. . . . . . . . . . . . . . . .         96.4%             107.0%            109.6%           120.8%


         The Corporation had a cumulative positive gap of $9,491,000 in the one year horizon at September 30, 1997 or .94 percent of total assets. Net interest income at financial institutions with positive gaps tends to increase when rates increase and generally decrease as interest rates decline.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

         Earning assets increased by $30.3 million during 1996, and $41.2 million during the first nine months of 1997.

         The following table presents the earning asset mix for the years ended 1996 and 1995 and at September 30, 1997.

         Loans grew by more than $79 million during 1996 while short-term investments and securities declined, reflecting the Corporation's intent to change the balance sheet mix to emphasize loans which generally carry higher yields than federal funds sold, interest-bearing deposits and investment securities, and often provide collateral business. The same trend continued during the first nine months of 1997. Loans grew by more than $68 million, accounting for all of the growth in earning assets. Maturities in the investment portfolio helped fund the loan growth.

--------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                                           September 30,       December 31,     December 31,
                                                                                    1997                1996             1995
                                                                                -------------       ------------     ------------

Federal funds sold and interest-bearing deposits . . . . . . . . . . . . .           $   .3            $   1.4           $ 39.2

Investment securities available for sale . . . . . . . . . . . . . . . . .            212.4              228.4            225.9

Investment securities held to maturity . . . . . . . . . . . . . . . . . .             36.8               47.2             60.7

Mortgage loans held for sale . . . . . . . . . . . . . . . . . . . . . . .               .6                0.3              0.7

Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            699.5              631.4            552.3

Federal Reserve and Federal Home Loan Bank stock . . . . . . . . . . . . .              3.4                3.1              2.7
                                                                                     ------             ------           ------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $953.0             $911.8           $881.5
                                                                                     ------             ------           ------
                                                                                     ------             ------           ------
--------------------------------------------------------------------------------



DEPOSITS, SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1996 and 1995 and at September 30, 1997. Lack of deposit growth coupled with loan growth has resulted in a greater reliance on borrowed funds. The Corporation plans to place further emphasis on deposit growth going forward through advertising and product development.

--------------------------------------------------------------------------------
DEPOSITS, SHORT-TERM BORROWINGS AND
FEDERAL HOME LOAN BANK ADVANCES
(Dollars in Millions)                                                           September 30,       December 31,     December 31,
                                                                                    1997                1996             1995
                                                                                -------------       ------------     ------------

Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 789.4           $ 794.5           $ 783.9

Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .              72.8              45.0              37.4

Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . .              18.7               9.2                9.0

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

         During the first nine months of 1997, both interest yields and interest costs remained stable, increasing by .09 per cent. All of the increase in net interest income is attributable to earning asset growth which amounted to nearly $54.3 million.

         The table below presents the Corporation's asset yields, interest expense, and net interest income as a per cent of average earning assets for the three-year period ending in 1996 and the first nine months of 1997.

---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                Interest  Income        Interest Expense        Net Interest Income                          Net Interest Income
              (FTE) as a Per Cent        as a Per Cent          (FTE) as a Per Cent          Average                 on a
                  of Average              of Average                of Average               Earning            Fully Taxable
                Earning Assets           Earning Assets           Earning Assets             Assets           Equivalent Basis
---------------------------------------------------------------------------------------------------------------------------------
1997 (1)            8.22 %                   3.76 %                    4.46 %               $ 935,023             $  41,724
1996                8.13                     3.67                      4.46                   880,729                39,258
1995                8.09                     3.71                      4.38                   845,198                37,049
1994                7.42                     2.96                      4.46                   805,987                35,909

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(1) First Nine Months Annualized
--------------------------------------------------------------------------------
OTHER INCOME

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

         Other income in the first nine months of 1997 exceeded the same period in the prior year by $734,000 or 12.2 per cent. Three categories accounted for most of this increase:

         1. Trust fees grew by $260,000 or 12.0 per cent, again due to new business and positive investment returns.
         2. Deposit service charges increased by $226,000 or 9.9 per cent due primarily to changes in pricing.
         3. Other customer fees increased by $282,000 or 24.4 per cent due primarily to an increase in sales of personal money orders.


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

         Other expense in the first nine months of 1997 exceeded the same period of the prior year by $1,217,000 or 6.8 per cent. Five primary areas account for this increase:

         1. Salaries and benefits grew by $427,000 or 4.2 per cent due primarily to normal annual salary adjustments.
         2. Business supply expense grew by $95,000 or nearly 14.3 per cent primarily due to increased use of data processing supplies and personal money order forms.
         3. Equipment expense grew $184,000 or 12.0 per cent, again reflecting the Corporation's investment in technology to increase productivity and improve customer service.
         4. Deposit insurance expense increased $61,000 (610 per cent) due to higher insurance premiums.
         5. Marketing expense increased $82,000 or 13.5 per cent due primarily to the promotion of deposit products and and home banking services.

INCOME TAXES

         1996 income tax expense increased by $698,000 due to a $1,792,000 increase in net pre-tax income. Likewise, the increase of $560,000 in the first nine months of 1997, as compared to the same period in 1996, results from a $1,551,000 increase in pre-tax net income, mitigated somewhat by a $382,000 increase in tax exempt income.

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

                           PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:




                                                                            FORM 10-Q
                                                                              PAGE
             EXHIBIT NO.:     DESCRIPTION OF EXHIBIT:                        NUMBER
             ------------     -----------------------                       ---------

             27.1             Financial Data Schedule, Period
                                 Ending September 30, 1997 . . . . . . . .      20

             27.2             Restated Financial Data Schedule, Period
                                 Ending September 30, 1996 . . . . . . . .      21

             27.3             Restated Financial Data Schedule, Period
                                 Ending September 30, 1995 . . . . . . . .      22

        (b)  Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        First Merchants Corporation
                                        (Registrant)



Date  November 12, 1997                 By  /s/ Michael L. Cox
                                           --------------------------------
                                                Michael L. Cox
                                             Executive Vice President
                                             and Director




Date  November 12, 1997                 By  /s/ James L. Thrash
                                           ---------------------------------
                                                James L. Thrash
                                             Chief Financial & Principal
                                             Accounting Officer