Form 10-Q/A
period 1997-09-30
FIRST MERCHANTS CORP
filed 1997-11-14
CIK 712534

                                  FORM 10-Q

                                AMENDMENT NO. 1

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



     The exhibit index appears on page 17.

     This report including the cover page contains a total of 21 pages.

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

 Item 6.      Exhibits and Reports of Form 8-K . . . . . . . . . . . . . . . . . . 17

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


See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30
                                                                                           ------------------------
                                                                                             1997            1996
                                                                                           --------        --------
Cash Flows From Operating Activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  10,672       $   9,681
 Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             952             875
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .           1,312           1,170
  Securities amortization, net. . . . . . . . . . . . . . . . . . . . . . . . . . .             245             141
  Securities losses (gains), net. . . . . . . . . . . . . . . . . . . . . . . . . .               3             (50)
  Mortgage loans originated for sale. . . . . . . . . . . . . . . . . . . . . . . .          (3,849)         (1,458)
  Proceeds from sales of mortgage loans . . . . . . . . . . . . . . . . . . . . . .           3,661           2,211
  Change in interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . .            (441)            102
  Change in interest payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             344             171
  Other adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (191)           (220)
                                                                                           --------        --------
   Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .          12,708          12,623

Cash Flows From Investing Activities:
 Net change in interest-bearing deposits. . . . . . . . . . . . . . . . . . . . . .              29            (289)
 Purchases of
  Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . . .         (47,126)        (88,457)
  Securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,760)        (21,616)
 Proceeds from maturities of
  Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . . .          54,667          78,292
  Securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,649          30,335
 Proceeds from sales of
  Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . . .           8,551           7,407
 Net change in loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (71,021)        (58,517)
 Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . .          (1,329)         (1,403)
 Other investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             310             185
                                                                                           --------        --------
  Net cash used by investing activities . . . . . . . . . . . . . . . . . . . . . .         (45,030)        (54,063)

                                                                                                           (continued)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30
                                                                                           ------------------------
                                                                                             1997            1996
                                                                                           --------        --------
Cash Flows From Financing Activities:
 Net change in
  Demand and savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(27,487)       $(48,724)
  Certificates of deposit and other time deposits . . . . . . . . . . . . . . . . .          22,402          14,521
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,765          46,300
 Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . . . . . . . . . .           9,550           7,150
 Repayment of Federal Home Loan Bank advances . . . . . . . . . . . . . . . . . . .                          (7,000)
 Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,038)         (3,785)
 Stock issued under employee benefit plans. . . . . . . . . . . . . . . . . . . . .             292             298
 Stock issued under dividend reinvestment and stock purchase plan . . . . . . . . .             539             384
 Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             127              64
 Cash paid in lieu of issuing fractional shares . . . . . . . . . . . . . . . . . .                              (1)
                                                                                           --------        --------
  Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . . .          28,150           9,207
                                                                                           --------        --------
Net Change in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .          (4,172)        (32,233)
Cash and Cash Equivalents, January 1. . . . . . . . . . . . . . . . . . . . . . . .          35,032          77,874
                                                                                           --------        --------
Cash and Cash Equivalents, September 30 . . . . . . . . . . . . . . . . . . . . . .       $  30,860       $  45,641
                                                                                           --------        --------
                                                                                           --------        --------

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 3.  Investment Securities

                                                                                       Gross            Gross
                                                                    Amortized       Unrealized        Unrealized            Fair
                                                                       Cost            Gains            Losses             Value
                                                                   ------------    ------------      ------------       ------------

Available for sale at September 30, 1997:
 U.S. Treasury . . . . . . . . . . . . . . . . . . . . . .          $    18,728     $        92       $       14         $    18,806
 Federal agencies. . . . . . . . . . . . . . . . . . . . .               72,222             442               59              72,605
 State and municipal . . . . . . . . . . . . . . . . . . .               65,111           1,553               66              66,598
 Mortgage-backed securities. . . . . . . . . . . . . . . .               33,260             410              128              33,542
 Other asset-backed securities . . . . . . . . . . . . . .                  566               1               68                 499
 Corporate obligations . . . . . . . . . . . . . . . . . .               19,978             124               40              20,062
 Marketable equity security. . . . . . . . . . . . . . . .                  262                                                  262
                                                                   ------------    ------------      ------------       ------------
  Total available for sale . . . . . . . . . . . . . . . .              210,127           2,622              375             212,374
                                                                   ------------    ------------      ------------       ------------

Held to maturity at September 30, 1997:
 U.S. Treasury . . . . . . . . . . . . . . . . . . . . . .                  249                                4                 245
 Federal agencies. . . . . . . . . . . . . . . . . . . . .                3,417              12                2               3,427
 State and municipal . . . . . . . . . . . . . . . . . . .               27,905             238                5              28,138
 Mortgage-backed securities. . . . . . . . . . . . . . . .                1,303               1                2               1,302
 Other asset-backed securities . . . . . . . . . . . . . .                3,972               6              239               3,739
                                                                   ------------    ------------      ------------       ------------
  Total held to maturity . . . . . . . . . . . . . . . . .               36,846             257              252              36,851
                                                                   ------------    ------------      ------------       ------------
  Total investment securities. . . . . . . . . . . . . . .         $    246,973    $      2,879      $       627        $    249,225
                                                                   ------------    ------------      ------------       ------------
                                                                   ------------    ------------      ------------       ------------

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

                                                      1997 (1)          1996           1995
                                                      ----              ----           ----
(Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1 . . . . . . . . . . . .        $6,622            $6,696         $6,603
                                                      ------            ------         ------
  Chargeoffs . . . . . . . . . . . . . . . . .         1,175             1,636          1,554
  Recoveries . . . . . . . . . . . . . . . . .           386               309            259
                                                      ------            ------         ------
  Net chargeoffs . . . . . . . . . . . . . . .           789             1,327          1,295
  Provision for loan losses. . . . . . . . . .           952             1,253          1,388
                                                      ------            ------         ------
  Balance at December 31 . . . . . . . . . . .        $6,785            $6,622         $6,696
                                                      ------            ------         ------
                                                      ------            ------         ------

Ratio of net chargeoffs during the period to
 average loans outstanding during the period .           .16%(2)           .23%           .24%

Peer Group . . . . . . . . . . . . . . . . . .           .27%(3)           .26%           .27%

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

                           PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:




                                                                            FORM 10-Q
                                                                              PAGE
             EXHIBIT NO.:     DESCRIPTION OF EXHIBIT:                        NUMBER
             ------------     -----------------------                       ---------

             27.1             Financial Data Schedule, Period
                                 Ending September 30, 1997 . . . . . . . .      19

             27.2             Restated Financial Data Schedule, Period
                                 Ending September 30, 1996 . . . . . . . .      20

             27.3             Restated Financial Data Schedule, Period
                                 Ending September 30, 1995 . . . . . . . .      21

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

                                        First Merchants Corporation
                                        (Registrant)



Date  November 10, 1997                 By  /s/ Michael L. Cox
                                           --------------------------------
                                                Michael L. Cox
                                             Executive Vice President
                                             and Director




Date  November 10, 1997                 By  /s/ James L. Thrash
                                           ---------------------------------
                                                James L. Thrash
                                             Chief Financial & Principal
                                             Accounting Officer






                                                                        Page 18
e