Form 10-Q/A
period 1997-09-30
FIRST MERCHANTS CORP
filed 1997-12-23
CIK 712534

                                  FORM 10-Q

                                AMENDMENT NO. 2

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

         The following table summarized the risk elements for the Corporation.
         ---------------------------------------------------------------------------------------
          (Dollars in Thousands)                 September 30,    December 31,    December 31,
                                                     1997             1996            1995
         ---------------------------------------------------------------------------------------
          Non-accrual loans . . . . . . . . . .    $ 1,842          $ 2,777         $   576
          Loans contractually past due 90 days
           or more other than nonaccruing . . .      2,025            1,699           1,119
          Restructured loans  . . . . . . . . .        356            1,540           1,075
                                                   -------          -------         -------
                  Total . . . . . . . . . . . .    $ 4,223          $ 6,016         $ 2,770
                                                   -------          -------         -------
                                                   -------          -------         -------
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