Form 10-K405
period 1997-12-31
FIRST MERCHANTS CORP
filed 1998-03-27
CIK 712534

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number 0-17071

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $253,638,448 as of March 2, 1998.

As of March 2, 1998 there were outstanding 6,674,696 common shares, without par value, of the registrant.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                                        Part of Form 10-K
           Documents                                 Into Which Incorporated
           ---------                                 -----------------------
1997 Annual Report to Stockholders                Part II (Items 5, 6, 7, and 8)
Definitive Proxy Statement for
  Annual Meeting of Shareholders
  to be held April 7, 1998                        Part III (Items 10 through 13)


Exhibit Index: Page 28

FORM 10-K TABLE OF CONTENTS
-------------------------------------------------------------------------------
                                                                      Form 10-K
                                                                        Page
                                                                       Number
Part I

  Item 1  - Business . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

  Item 2  - Properties . . . . . . . . . . . . . . . . . . . . . . . . . .  19

  Item 3  - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  19

  Item 4  - Submission of Matters to a Vote of Security Holders. . . . . .  19

  Supplemental Information - Executive Officers of the Registrant. . . . .  20

Part II

  Item 5  - Market For the Registrant's Common Equity and
            Related Stockholder Matters. . . . . . . . . . . . . . . . . .  21

  Item 6  - Selected Financial Data. . . . . . . . . . . . . . . . . . . .  21

  Item 7  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . .  21

  Item 7A - Quantitative and Qualitative Disclosures about Market Risk . .  21

  Item 8  - Financial Statements and Supplementary Data. . . . . . . . . .  22

  Item 9  - Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosures . . . . . . . . . . . . .  22

Part III

  Item 10 - Directors and Executive Officers of the Registrant . . . . . .  23

  Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . . . .  23

  Item 12 - Security Ownership of Certain Beneficial
            Owners and Management  . . . . . . . . . . . . . . . . . . . .  23

  Item 13 - Certain Relationships and Related Transactions . . . . . . . .  23

Part IV

  Item 14 - Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                     PART I

ITEM 1. BUSINESS.
-------------------------------------------------------------------------------

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

As of December 31, 1997, the Corporation had consolidated assets of $1.020 billion, consolidated deposits of $843.8 million and stockholders' equity of $122.0 million.

The Corporation is headquartered in Muncie, Indiana, and is presently engaged in conducting commercial banking business through the 24 offices of its five banking subsidiaries. As of December 31, 1997, the Corporation and its subsidiaries had 462 full-time equivalent employees.

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

-------------------------------------------------------------------------------
COMPETITION

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

-------------------------------------------------------------------------------
SUPERVISION AND REGULATION (continued)

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

CAPITAL REQUIREMENTS

The Corporation and its subsidiary banks must meet certain minimum capital requirements mandated by the FRB, the FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. As of January 1, 1991, the FRB required bank holding companies to maintain a minimum Tier 1 leverage ratio to 3 per cent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 ratio is 3 per cent plus an additional cushion of 100 to 200 basis points. As of December 31, 1997, the Corporation's leverage ratio of capital to total assets was 11.9 per cent.

The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Corporation and its subsidiaries had capital to assets ratios and risk-adjusted capital ratios at December 31, 1997, in excess of the applicable regulatory minimum requirements.

-------------------------------------------------------------------------------
CAPITAL REQUIREMENTS (continued)

The following table summarizes the Corporation's risk-adjusted capital ratios under FRB guidelines at December 31, 1997:

                                                   Corporation's    Regulatory
                                                   Consolidated      Minimum
                                                      Ratio         Requirement
                                                      -----         -----------
Tier 1 Capital to Risk-Weighted
  Assets Ratio . . . . . . . . . . . . . . . . . .    16.9%             4.0%
Total Capital to Risk-Weighted
  Assets Ratio . . . . . . . . . . . . . . . . . .    17.9%             8.0%

-------------------------------------------------------------------------------
STATISTICAL DATA

The following tables set forth statistical data relating the Corporation and its subsidiaries.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

                                                          1997                        1996                          1995
                                               --------------------------   ---------------------------   --------------------------
                                                        Interest                     Interest                     Interest
                                               Average   Income/  Average   Average   Income/   Average   Average   Income/  Average
                                               Balance   Expense   Rate     Balance   Expense    Rate     Balance   Expense   Rate
                                               -------   -------  -------   -------   -------   --------  -------   -------  -------
                                                       (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
  Federal funds sold . . . . . . . . . . . . . $  3,127   $  172    5.5%    $  9,359   $  498   5.3%   $ 18,409   $ 1,028   5.6%
  Interest-bearing deposits. . . . . . . . . .      693       34    4.9          346       16   4.6         250         9   3.6
  Federal Reserve and
   Federal Home Loan Bank stock. . . . . . . .    3,144      242    7.7        2,800      212   7.6       2,692       209   7.8
Securities:(1)
  Taxable. . . . . . . . . . . . . . . . . . .  172,993   10,818    6.3      204,323   12,752   6.2     206,724    12,419   6.0
  Tax-exempt . . . . . . . . . . . . . . . . .   86,568    6,647    7.7       77,996    5,892   7.6      72,666     5,542   7.6
                                               --------   ------            --------   ------          --------   -------
    Total Securities . . . . . . . . . . . . .  259,561   17,465    6.7      282,319   18,644   6.6     279,390    17,961   6.4
Mortgage loans held for sale . . . . . . . . .      406       47   11.6          262       21   8.0         281        22   7.8
Loans:(2)
  Commercial . . . . . . . . . . . . . . . . .  272,483   25,125    9.2      230,848   21,232   9.2     211,998    20,347   9.6
  Bankers' acceptance and commercial paper
   purchased . . . . . . . . . . . . . . . . .    1,193       68    5.7           20        1   5.5       2,590       149   5.8
  Real estate mortgage . . . . . . . . . . . .  258,499   21,430    8.3      233,830   19,543   8.4     218,607    18,566   8.5
  Installment. . . . . . . . . . . . . . . . .  141,290   13,103    9.3      119,379   11,300   9.5     109,917     9,997   9.1
  Tax-exempt . . . . . . . . . . . . . . . . .    2,021      178    8.8        1,566      140   8.9       1,064       112  10.5
                                               --------   ------            --------   ------          --------   -------
    Total loans. . . . . . . . . . . . . . . .  675,486   59,904    8.9      585,643   52,216   8.9     544,176    49,171   9.0
                                               --------   ------            --------   ------          --------   -------
    Total earning assets . . . . . . . . . . .  942,417   77,864    8.3      880,729   71,607   8.1     845,198    68,400   8.1
                                                          ------                                                  -------
Net unrealized loss on securities
  available for sale . . . . . . . . . . . . .    1,273                          961                      1,483
Allowance for loan losses. . . . . . . . . . .   (6,761)                      (6,672)                    (6,654)
Cash and due from banks. . . . . . . . . . . .   30,647                       28,341                     26,359
Premises and equipment . . . . . . . . . . . .   14,950                       14,879                     14,225
Other assets . . . . . . . . . . . . . . . . .   10,812                       13,906                     10,384
                                               --------                     --------                   --------
    Total assets . . . . . . . . . . . . . . . $993,338                     $932,144                   $890,995
                                               ========                     ========                   ========
Liabilities:
 Interest-bearing deposits:
   NOW accounts. . . . . . . . . . . . . . . . $104,620  $ 2,450    2.3     $109,792  $ 2,503   2.3     $103,015   $ 2,643    2.6
   Money market deposit accounts . . . . . . .  105,628    4,188    4.0      100,897    3,701   3.7      107,735     4,147    3.8
   Savings deposits. . . . . . . . . . . . . .   69,633    1,740    2.5       70,875    1,898   2.7       74,293     2,125    2.9
   Certificates and other time deposits. . . .  425,478   23,542    5.5      381,378   21,037   5.5      355,448    19,312    5.4
                                               --------   ------            --------   ------           --------   -------
    Total interest-bearing deposits. . . . . .  705,359   31,920    4.5      662,942   29,139   4.4      640,491    28,227    4.4
 Short-term borrowings . . . . . . . . . . . .   53,185    2,856    5.4       51,768    2,687   5.2       47,345     2,628    5.6
 Federal Home Loan Bank advances . . . . . . .   15,455      949    6.1        9,192      523   5.7        9,000       496    5.5
                                               --------   ------            --------   ------           --------   -------
    Total interest-bearing liabilities . . . .  773,999   35,725    4.6      723,902   32,349   4.5      696,836    31,351    4.5
 Noninterest-bearing deposits. . . . . . . . .   94,759                       90,719                      88,335
 Other liabilities . . . . . . . . . . . . . .    7,566                        9,429                       6,791
                                               --------                     --------                    --------
    Total liabilities. . . . . . . . . . . . .  876,324                      824,050                     791,962
 Stockholders' equity. . . . . . . . . . . . .  117,014                      108,094                      99,033
                                               --------                     --------                    --------
    Total liabilities and stockholders' equity $993,338   35,725    3.8(3)  $932,144   32,349   3.6(3)  $890,995    31,351    3.7(3)
                                               ========  -------            ========  -------           ========   -------
    Net interest income. . . . . . . . . . . .           $42,139    4.5               $39,258   4.5                $37,049    4.4
                                                         =======                      =======                      =======

   (1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

   (2) Nonaccruing loans have been included in the average balances.

   (3) Total interest expense divided by total earning assets
       Adjustment to convert tax exempt investment
       securities to fully taxable equivalent basis,
       using marginal rate of 35% for 1995, 1996,
       and 1997. . . . . . . . . .. . . . . . . . . .    $ 2,389                      $ 2,111                      $ 1,952
                                                         =======                      =======                      =======

-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

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

                                            1997 Compared to 1996           1996 Compared to 1995
                                          Increase (Decrease) Due To      Increase (Decrease) Due To
                                          --------------------------    ------------------------------
                                          Volume     Rate    Total       Volume     Rate       Total
                                          ------     ----    -----       ------     ----       -----
                                           (Dollars in Thousands on Fully Taxable Equivalent Basis)
Interest income:
  Federal funds sold . . . . . . . . . . $(  343)   $  17   $  (326)     $  (478)   $  ( 52)   $  (530)
  Interest-bearing deposits. . . . . . .      17        1        18            4          3          7
  Federal Reserve and Federal
    Home Loan Bank stock . . . . . . . .      26        4        30            8       (  5)         3
  Securities . . . . . . . . . . . . . .  (1,461)     282    (1,179)         171        512        683
  Mortgage loans held for sale . . . . .      14       12        26         (  2)         1       (  1)
  Loans. . . . . . . . . . . . . . . . .   7,966     (278)    7,688        3,607       (562)     3,045
                                         -------   ------    ------       ------     ------      -----
    Totals . . . . . . . . . . . . . . .   6,219       38     6,257        3,310       (103)     3,207
                                         -------   ------    ------       ------     ------      -----

Interest expense:
  NOW accounts . . . . . . . . . . . . .  (  126)      73      ( 53)         173       (313)      (140)
  Money market deposit
    accounts . . . . . . . . . . . . . .     179      308       487         (315)      (131)      (446)
  Savings deposits . . . . . . . . . . .  (   33)    (125)     (158)        ( 91)      (136)      (227)
  Certificates and other
    time deposits. . . . . . . . . . . .   2,440       65     2,505        1,376        349      1,725
  Short-term borrowings. . . . . . . . .  (    3)     172       169          248       (189)        59
  Federal Home Loan Bank advances. . . .     382       44       426           10         17         27
                                         -------   ------    ------       ------     ------      -----
    Totals . . . . . . . . . . . . . . .   2,839      537     3,376        1,401       (403)       998
                                         -------   ------    ------       ------     ------      -----

Change in net interest
  income (fully taxable
  equivalent basis). . . . . . . . . . . $ 3,380   $ (499)      2,881       $1,909     $  300      2,209
                                         =======   ======                 ======     ======

Tax equivalent adjustment
  using marginal rate
  of 35% for 1995, 1996,
  and 1997 . . . . . . . . . . . . . . .                       (278)                               (159)
                                                             ------                              ------

Change in net interest
  income . . . . . . . . . . . . . . . .                     $2,603                              $2,050
                                                             ======                              ======


-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                 Gross        Gross
                                                 Amortized    Unrealized    Unrealized     Fair
                                                   Cost         Gains         Losses       Value
                                                 ---------    ----------    ----------   ---------
                                                               (Dollars in Thousands)
Available for sale at December 31, 1997:
   U.S. Treasury. . . . . . . . . . . . . . . .  $  19,207      $  104        $  11      $  19,300
   Federal agencies . . . . . . . . . . . . . .     66,783         405           48         67,140
   State and municipal. . . . . . . . . . . . .     67,842       1,815           28         69,629
   Mortgage-backed securities . . . . . . . . .     36,682         362           86         36,958
   Other asset-backed securities. . . . . . . .        487           2           54            435
   Corporate obligations. . . . . . . . . . . .     18,219         139           30         18,328
   Marketable equity securities . . . . . . . .        250                                     250
                                                 ---------      ------        -----      ---------
     Total available for sale . . . . . . . . .    209,470       2,827          257        212,040
                                                 ---------      ------        -----      ---------

Held to maturity at December 31, 1997:
   U.S. Treasury. . . . . . . . . . . . . . . .        249                        2            247
   Federal agencies . . . . . . . . . . . . . .      3,412           6            1          3,417
   State and municipal. . . . . . . . . . . . .     26,206         252            2         26,456
   Mortgage-backed securities . . . . . . . . .      1,255           4            1          1,258
   Other asset-backed securities. . . . . . . .      4,210           7          166          4,051
                                                 ---------      ------        -----      ---------
     Total held to maturity . . . . . . . . . .     35,332         269          172         35,429
                                                 ---------      ------        -----      ---------
     Total investment securities. . . . . . . .  $ 244,802      $3,096        $ 429      $ 247,469
                                                 =========      ======        =====      =========

Available for sale at December 31, 1996:
   U.S. Treasury. . . . . . . . . . . . . . . .  $  21,570      $   92        $  46      $  21,616
   Federal agencies . . . . . . . . . . . . . .     79,130         540          180         79,490
   State and municipal. . . . . . . . . . . . .     52,026       1,173          106         53,093
   Mortgage-backed securities . . . . . . . . .     35,946         297          145         36,098
   Other asset-backed securities. . . . . . . .      6,204                      130          6,074
   Corporate obligations. . . . . . . . . . . .     31,470         156          128         31,498
   Marketable equity securities . . . . . . . .        510                                     510
                                                 ---------      ------        -----      ---------
     Total available for sale . . . . . . . . .    226,856       2,258          735        228,379
                                                 ---------      ------        -----      ---------

Held to maturity at December 31, 1996:
   U.S. Treasury. . . . . . . . . . . . . . . .        249                        7            242
   Federal agencies . . . . . . . . . . . . . .      5,729          23            5          5,747
   State and municipal. . . . . . . . . . . . .     36,405         381           21         36,765
   Mortgage-backed securities . . . . . . . . .      1,053                                   1,053
   Other asset-backed securities. . . . . . . .      3,791          17          121          3,687
                                                 ---------      ------        -----      ---------
     Total held to maturity . . . . . . . . . .     47,227         421          154         47,494
                                                 ---------      ------        -----      ---------
     Total investment securities. . . . . . . .  $ 274,083      $2,679        $ 889      $ 275,873
                                                 =========      ======        =====      =========


-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                 Gross        Gross
                                                 Amortized    Unrealized    Unrealized     Fair
                                                   Cost         Gains         Losses       Value
                                                 ---------    ----------    ----------   ---------
Available for sale at December 31, 1995:
   U.S. Treasury. . . . . . . . . . . . . . . .  $  16,239      $  184        $  11      $  16,412
   Federal agencies . . . . . . . . . . . . . .     84,047       1,529           93         85,483
   State and municipal. . . . . . . . . . . . .     40,391       1,257           68         41,580
   Mortgage-backed securities . . . . . . . . .     47,012         411          282         47,141
   Other asset-backed securities. . . . . . . .        433                        1            432
   Corporate obligations. . . . . . . . . . . .     34,114         289          106         34,297
   Marketable equity securities . . . . . . . .        562          31                         593
                                                 ---------      ------        -----      ---------
     Total available for sale . . . . . . . . .    222,798       3,701          561        225,938
                                                 ---------      ------        -----      ---------

Held to maturity at December 31, 1995:
   U.S. Treasury. . . . . . . . . . . . . . . .      3,103           8            2          3,109
   Federal agencies . . . . . . . . . . . . . .     11,645          69           21         11,693
   State and municipal. . . . . . . . . . . . .     40,393         574           57         40,910
   Mortgage-backed securities . . . . . . . . .      4,563           9           21          4,551
   Other asset-backed securities. . . . . . . .        474           8                         482
   Corporate obligations. . . . . . . . . . . .        500                        1            499
                                                 ---------      ------        -----      ---------
     Total held to maturity . . . . . . . . . .     60,678         668          102         61,244
                                                 ---------      ------        -----      ---------
     Total investment securities. . . . . . . .  $ 283,476      $4,369        $ 663      $ 287,182
                                                 =========      ======        =====      =========



                                                          Cost
                                              -----------------------------
                                               1997       1996       1995
                                              -------    -------    -------
Federal Reserve and Federal Home Loan
Bank stock at December 31:
  Federal Reserve Bank stock . . . . . . . .  $   397    $   397    $   397
  Federal Home Loan Bank stock . . . . . . .    2,976      2,693      2,305
                                              -------    -------    -------
      Total. . . . . . . . . . . . . . . . .  $ 3,373    $ 3,090    $ 2,702
                                              =======    =======    =======

The Fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 1997 were:

Securities available for sale December 31, 1997:


                                     Within 1 Year            1-5 Years             5 - 10 Years
                                     -------------            ---------             ------------
                                   Amount      Yield*      Amount      Yield*      Amount     Yield*
                                   ------      ------      ------      ------      ------     ------
U.S. Treasury. . . . . . . . . .  $  3,242     5.77%     $  15,965     6.00%
Federal Agencies . . . . . . . .    15,327     6.62         51,456     6.27
State and Municipal. . . . . . .     6,461     4.07         26,900     4.65      $ 33,590     4.64%
Corporate Obligations. . . . . .     9,596     5.90          8,623     6.13
                                  --------               ---------               --------
   Total . . . . . . . . . . . .  $ 34,626     5.88%     $ 102,944     5.79%     $ 33,590     4.64%
                                  ========               =========               ========

-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                           Marketable Equity,
                                                             Mortgage and
                                                           Other Asset-Backed
                                  Due After Ten Years          Securities               Total
                                  -------------------          ----------               -----
                                   Amount      Yield*      Amount      Yield*      Amount     Yield*
                                   ------      ------      ------      ------      ------     ------
U.S. Treasury. . . . . . . . . .                                                 $  19,207    5.96%
Federal Agencies . . . . . . . .                                                    66,783    6.35
State and Municipal. . . . . . .  $  891       6.14%                                67,842    4.61
Corporate Obligations. . . . . .                                                    18,219    6.01
Marketable Equity Security . . .                               250     7.90%           250    7.90
Mortgage-backed securities . . .                         $  36,682     6.37         36,682    6.37
Other asset-backed securities. .                               487     7.00            487    7.00
                                  ------                 ---------               ---------
  Total. . . . . . . . . . . . .  $  891       6.14%     $  37,419     6.39%     $ 209,470    5.73%
                                  ======                 =========               =========

Securities held to maturity at December 31, 1997:

                                     Within 1 Year            1-5 Years             5 - 10 Years
                                     -------------            ---------             ------------
                                   Amount      Yield*      Amount      Yield*      Amount     Yield*
                                   ------      ------      ------      ------      ------     ------
U.S. Treasury. . . . . . . . . .                         $    249       5.36%
Federal Agencies . . . . . . . .  $   2,912    6.42%          500       6.17
State and Municipal. . . . . . .      8,588    4.88        14,824       4.72     $  2,264     4.99%
                                  ---------              --------                --------
   Total . . . . . . . . . . . .  $  11,500    5.27%     $ 15,573       4.77%    $  2,264     4.99%
                                  =========              ========                ========

                                                           Mortgage and other
                                  Due After Ten Years         asset-backed               Total
                                  -------------------         ------------               -----
                                   Amount      Yield*      Amount      Yield*      Amount     Yield*
                                   ------      ------      ------      ------      ------     ------
U.S. Treasury. . . . . . . . . .                                                 $    249     5.36%
Federal Agencies . . . . . . . .                                                    3,412     6.38
State and Municipal. . . . . . .                                                   26,206     4.82
Mortgage-backed securities . . .                         $  1,255      6.59%        1,255     6.59
Other asset-backed securities. .  $  530       5.86%        4,210      7.05         4,210     7.05
                                  ------                 --------                --------
    Total. . . . . . . . . . . .  $  530       5.86%     $  5,465      6.95%     $ 35,332     5.30%
                                  ======                 ========                ========

*Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 1997:


                                      Amount      Yield
                                      -------     -----
Federal Reserve Bank stock . . . . .  $   397     6.00%
Federal Home Loan Bank stock . . . .    2,976     8.00
                                      -------
  Total. . . . . . . . . . . . . . .  $ 3,373     7.76%
                                      =======

-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:

                                           1997        1996        1995        1994        1993
                                           ----        ----        ----        ----        ----
                                                       (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans . . . . . . . . .  $ 148,281   $ 132,134   $  98,880   $  89,696   $  90,192

  Bankers acceptances and loans
    to financial institutions. . . . .        705         625       2,925                   3,293

  Agricultural production
    financing and other loans
    to farmers . . . . . . . . . . . .     16,764      18,906      17,203      17,255      16,470

  Real estate loans:
    Construction . . . . . . . . . . .     21,389      13,167       9,913       8,126       8,127
    Commercial and farmland. . . . . .     97,503      97,596     104,731      95,092      85,992
    Residential. . . . . . . . . . . .    287,072     253,530     215,738     217,148     196,570

  Individuals' loans for
    household and other
    personal expenditures. . . . . . .    125,706     113,507     102,313      99,812      91,277

  Tax-exempt loans . . . . . . . . . .      2,598       1,643       1,204       1,514       2,029

  Other loans. . . . . . . . . . . . .      3,782       1,672         949       1,608       3,350
                                         --------    --------    --------    --------    --------
                                          703,800     632,780     553,856     530,251     497,300
  Unearned interest on loans . . . . .       (487)     (1,364)     (1,518)     (1,610)     (1,597)
                                         --------    --------    --------    --------    --------
        Total loans. . . . . . . . . .  $ 703,313   $ 631,416   $ 552,338   $ 528,641   $ 495,703
                                        =========   =========   =========   =========   =========


Residential Real Estate Loans Held for Sale at December 31, 1997,
1996, and 1995 were $471,400, $284,020, and $735,522.


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding commercial real estate, farmland, residential real estate and individuals' loans) outstanding as of December 31, 1997. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.


                                                            Maturing
                                           -----------------------------------------------
                                            Within         1-5        Over 5
                                            1 Year        Years       Years        Total
                                            ------        -----       ------       -----
                                                      (Dollars in Thousands)
Commercial and industrial loans . . . . .  $  61,858    $  42,869    $  43,554    $148,281

Agricultural production financing
  and other loans to farmers. . . . . . .     13,498        2,711          555      16,764
Real estate - Construction. . . . . . . .      9,122        3,742        8,525      21,389
Tax-exempt loans. . . . . . . . . . . . .        477          438        1,683       2,598
Other loans . . . . . . . . . . . . . . .      3,504          184           94       3,782
                                           ---------    ---------    ---------    --------
     Total. . . . . . . . . . . . . . . .  $  88,459    $  49,944    $  54,411    $192,814
                                           =========    =========    =========    ========

-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                        Maturing
                                 ----------------------
                                    1 - 5       Over
                                    Years      5 Years
                                    -----      -------
                                 (Dollars in Thousands)
Loans maturing after one
year with:
 Fixed rates . . . . . . . . . .   $ 13,677    $ 26,736
 Variable rate . . . . . . . . .     36,267      27,675
                                   --------    --------
   Total . . . . . . . . . . . .   $ 49,944    $ 54,411
                                   ========    ========

RISK ELEMENTS

                                                        December 31
                                           ---------------------------------------------
                                             1997     1996      1995     1994     1993
                                             ----     ----      ----     ----     ----
                                                     (Dollars in Thousands)
Nonaccruing loans . . . . . . . . . . . .  $ 1,410   $ 2,777   $  576   $  398   $ 1,649
Loans contractually past due 90
 days or more other than
 nonaccruing. . . . . . . . . . . . . . .    1,972     1,699    1,119    1,322       936

Restructured loans. . . . . . . . . . . .      282     1,540    1,075    1,242     1,509


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

Interest income of $180,280 for the year ended December 31, 1997, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $296,759 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $7,880,846 as of December 31, 1997, not included in the risk elements table, which are current as to principal and interest, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

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

-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                            1997      1996     1995      1994      1993
                                            ----      ----     ----      ----      ----
                                                 (Dollars in Thousands)
Allowance for loan losses:

  Balance at January 1 . . . . . . . . .  $ 6,622   $ 6,696   $ 6,603   $ 6,467   $ 5,811

  Chargeoffs:
    Commercial . . . . . . . . . . . . .      443       767       794       973       675
    Real estate mortgage . . . . . . . .       31        14         1        53       129
    Installment. . . . . . . . . . . . .    1,135       855       759       462       571
                                          -------   -------   -------   -------   -------
     Total chargeoffs. . . . . . . . . .    1,609     1,636     1,554     1,488     1,375
                                          -------   -------   -------   -------   -------

  Recoveries:
    Commercial . . . . . . . . . . . . .      264       106       127       269       248
    Real estate mortgage . . . . . . . .        1         7         4        30         5
    Installment. . . . . . . . . . . . .      203       196       128       123       124
                                          -------   -------   -------   -------   -------
     Total recoveries. . . . . . . . . .      468       309       259       422       377
                                          -------   -------   -------   -------   -------

  Net chargeoffs . . . . . . . . . . . .    1,141     1,327     1,295     1,066       998
                                          -------   -------   -------   -------   -------

  Provisions for loan losses . . . . . .    1,297     1,253     1,388     1,202     1,654
                                          -------   -------   -------   -------   -------

  Balance at December 31 . . . . . . . .  $ 6,778   $ 6,622   $ 6,696   $ 6,603   $ 6,467
                                          =======   =======   =======   =======   =======
Ratio of net chargeoffs during the
  period to average loans
  outstanding during the period. . . . .     .17%      .23%      .24%      .21%      .21%

Peer Group . . . . . . . . . . . . . . .      N/A      .26%      .26%      .25%      .49%

-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:

                                             1997                  1996
                                       ------------------    -------------------
                                       Amount    Per Cent    Amount     Per Cent
                                       ------    --------    ------     --------
                                                 (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . . . . . .   $ 2,594      23.6%     $ 2,924     24.2%
  Real estate - construction . . . .         3       3.0            3      2.1
  Real estate - mortgage . . . . . .     1,061      54.7        1,041     55.6
  Installment. . . . . . . . . . . .     1,702      18.3        1,576     17.8
  Tax-exempt loans . . . . . . . . .         4        .4           16       .3
  Unallocated. . . . . . . . . . . .     1,414       N/A        1,062      N/A
                                       -------     -----      -------     ----
  Totals . . . . . . . . . . . . . .  $  6,778     100.0%     $ 6,622    100.0%
                                      ========     ======     =======    ======

                                             1995                  1994
                                       ------------------    -------------------
                                       Amount    Per Cent    Amount     Per Cent
                                       ------    --------    ------     --------
                                                 (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . . . . . .  $  3,105      21.8%     $ 3,080     20.5%
  Real estate - construction . . . .         1       1.8            4      1.5
  Real estate - mortgage . . . . . .     1,121      58.0        1,048     59.1
  Installment. . . . . . . . . . . .     1,506      18.2        1,550     18.6
  Tax-exempt loans . . . . . . . . .         4        .2            4       .3
  Unallocated. . . . . . . . . . . .       959       N/A          917      N/A
                                      --------      ----      -------    -----
  Totals . . . . . . . . . . . . . .  $  6,696     100.0%    $  6,603    100.0%
                                      ========     ======     =======    ======

                                             1993
                                       ------------------
                                       Amount    Per Cent
                                       ------    --------
                                     (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural . . . . . . . . . .  $  3,021      22.9%
  Real estate - construction . . . .         6       1.6
  Real estate - mortgage . . . . . .       870      57.0
  Installment. . . . . . . . . . . .     1,589      18.1
  Tax-exempt loans . . . . . . . . .         7        .4
  Unallocated. . . . . . . . . . . .       974       N/A
                                      --------      ----
  Totals . . . . . . . . . . . . . .  $  6,467     100.0%
                                      ========     ======

-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                      1997      1996      1995
                                                      ----      ----      ----
                                                       (Dollars in Thousands)
For the year ending December 31:
  Impaired loans with an allowance . . . . . . . .  $ 1,476    $ 3,124   $ 2,314

  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan . . . . . . . . . .    1,075        868     2,498
                                                    -------    -------   -------
      Total impaired loans . . . . . . . . . . . .  $ 2,551    $ 3,992   $ 4,812
                                                    =======    =======   =======

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses) . . .  $   407    $ 1,092   $ 1,177

  Average balance of impaired loans. . . . . . . .    3,414      5,213     4,650

  Interest income recognized on impaired loans . .      180        311       153

  Cash basis interest included above . . . . . . .      162        291        93

-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                                  1997               1996              1995
                                           ---------------    ---------------    ----------------
                                            Amount    Rate     Amount    Rate     Amount     Rate
                                            ------    ----     ------    ----     ------     ----
                                                           (Dollars in Thousands)
Balance at December 31:
  Noninterest bearing deposits . . . . .   $ 94,759           $ 90,719           $ 88,335
  NOW accounts . . . . . . . . . . . . .    104,620   2.3%     109,792   2.3%     103,015    2.6%
  Money market deposit accounts. . . . .    105,628   4.0      100,897   3.7      107,735    3.8
  Savings deposits . . . . . . . . . . .     69,633   2.5       70,875   2.7       74,293    2.9
  Certificates of deposit and
    other time deposits. . . . . . . . .    425,478   5.5      381,378   5.5      355,448    5.4
                                           --------           --------           --------    ---
     Total deposits. . . . . . . . . . .   $800,118   4.0     $753,661   3.9     $728,826    3.9
                                           ========           ========           ========    ---

As of December 31, 1997, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                        Maturing
                                       ---------------------------------------------------
                                       3 Months    3-6       6-12      Over 12
                                       or less    Months    Months      Months     Total
                                       --------   ------    ------     -------     -----
                                                     (Dollars in Thousands)
Certificates of deposit and
  other time deposits . . . . . . . .  $51,373    $11,708    $19,766    $21,255    $104,102
Per cent. . . . . . . . . . . . . . .       49%        11%        19%        21%        100%

RETURN ON EQUITY AND ASSETS

                                                1997     1996      1995
                                                ----     ----      ----
Return on assets (net income divided by
 average total assets) . . . . . . . . . . . .  1.45%     1.41%     1.35%
Return on equity (net income divided by
  average equity). . . . . . . . . . . . . . . 12.28     12.16     12.17
Dividend payout ratio (dividends per
  share divided by net income per share) . . . 47.93     40.85     39.49
Equity to assets ratio (average equity
  divided by average total assets) . . . . . . 11.78     11.60     11.11

-------------------------------------------------------------------------------
STATISTICAL DATA (continued)

SHORT-TERM BORROWINGS

                                                 1997       1996      1995
                                                 ----       ----      ----
                                                   (Dollars in Thousands)
Balance at December 31:
Federal funds purchased . . . . . . . . . .    $  4,070   $ 20,725   $  1,700
Securities sold under repurchase
 agreements . . . . . . . . . . . . . . . .      15,398     20,054     28,887
U.S. Treasury demand notes. . . . . . . . .       7,361      4,258      6,790
                                               --------   --------   --------
  Total short-term borrowings . . . . . . .    $ 26,829   $ 45,037   $ 37,377
                                               ========   ========   ========

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U. S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:

                                                   1997     1996    1995
                                                   ----     ----    ----
                                                    (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:
  Securities sold under repurchase
   agreements . . . . . . . . . . . . . . . . . .  5.13%     4.92%     5.26%
  Total short-term borrowings . . . . . . . . . .  5.38      5.78      5.28

Weighted average interest rate during the year:
  Securities sold under repurchase
   agreements . . . . . . . . . . . . . . . . . .  4.99      5.07      5.52
  Total short-term borrowings . . . . . . . . . .  5.36      5.19      5.55

Highest amount outstanding at any month end
during the year:
  Securities sold under repurchase
   agreements . . . . . . . . . . . . . . . . . . $49,750   $52,221   $58,097
  Total short-term borrowings . . . . . . . . . .  84,860    83,678    65,514

Average amount outstanding during the year:
  Securities sold under repurchase
   agreements . . . . . . . . . . . . . . . . . .  31,327    42,140    35,436
  Total short-term borrowings . . . . . . . . . .  53,185    51,768    47,345


ITEM 2.  PROPERTIES.
-------------------------------------------------------------------------------

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

None of the properties owned by the banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 1997 was $15,382,400.

ITEM 3.  LEGAL PROCEEDINGS.
-------------------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------------------------

No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------------------------

The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation are listed below.

                      Offices with the Corporation    Principal Occupation
Name and Age             And Subsidiary Banks         During Past Five Years
------------          ----------------------------    ----------------------
Stefan S. Anderson    Chairman of the Board,          Chairman of the Board,
63                    President and Chief Executive   of the Corporation and
                      Officer, Corporation;           First Merchants since
                      Chairman of the Board and       1987; President and
                      Chief Executive Officer,        Chief Executive Officer
                      First Merchants Bank, N.A.      of the Corporation since
                                                      1982, and Chief Executive
                                                      Officer of First Merchants
                                                      Bank since 1979

Michael L. Cox        Executive Vice President,       Executive Vice President
53                    Chief Operating Officer         and Chief Operating
                      and Director, Corporation;      Officer, Corporation since
                      President, Chief Operating      May, 1994; President and
                      Officer and Director, First     Chief Operating Officer,
                      Merchants Bank, N.A.            First Merchants since
                                                      April, 1996; Director,
                                                      Corporation and First
                                                      Merchants since December,
                                                      1984; President,
                                                      Information Services
                                                      Group, Ontario Corporation
                                                      prior to May 1994

Larry R. Helms        Senior Vice President,          Senior Vice President,
57                    General Counsel and             Corporation since 1982;
                      Secretary, Corporation;         General Counsel,
                      Senior Vice President, First    Corporation since 1990
                      Merchants Bank, N.A.;           and Secretary since
                      Director of First United        January 1, 1997; Senior
                      Bank; Director of Pendleton     Vice President, First
                      Banking Company                 Merchants since January
                                                      1979; Director of First
                                                      United Bank since 1991
                                                      and Pendleton Banking
                                                      Company since 1992

Ted J. Montgomery    Senior Vice President and        Senior Vice President
58                   Director, Corporation;           and Director, Corporation
                     President, Chief Executive       since August 1996;
                     Officer and Director, The        President, Union County
                     Union County National Bank       National Bank since 1983
                     of Liberty                       and Director since 1981

James L. Thrash      Senior Vice President and        Senior Vice President and
48                   Chief Financial Officer,         Chief Financial Officer
                     Corporation; Senior Vice         of the Corporation since
                     President, First Merchants       1990; Senior Vice
                     Bank, N.A.                       President, First Merchants
                                                      since 1990

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.
-------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 49 of the Corporation's 1997 Annual Report to Stockholders under the caption "Stockholder Information," Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA.
-------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 21 of the Corporation's 1997 Annual Report to Stockholders - Financial Review under the caption "Five-Year Summary of Selected Financial Data," Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 22 through 27 of the Corporation's 1997 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion and Analysis,"
Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

It is the objective of First Merchants Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Corporation's Asset Liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are both constructed, presented and monitored on a quarterly basis.

The GAP/Interest Rate Sensitive Report is a tool which displays repricing timing differences between interest sensitive assets and liabilities. The Corporation elects to categorize its non-maturity deposits as all to reprice in 13 months. The FMC 181-365 day Sensitivity Gap Ratio depicts the institution is asset sensitive (107.8%). See Interest-Rate Sensitivity Analysis below:

INTEREST-RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)

                                                            At December 31, 1997
                                           -----------------------------------------------------------------
                                           1-180 DAYS    181-365 DAYS   1-5 YEARS   BEYOND 5 YEARS   TOTAL
                                           -----------------------------------------------------------------
Rate-Sensitive Assets:
 Federal funds sold and
  interest bearing deposits . . . . . . .   $  9,435                                                $  9,435
 Investment Securities. . . . . . . . . .     52,680       $ 34,688     $122,966       $ 37,038      247,372
 Loans. . . . . . . . . . . . . . . . . .    302,943         71,869      263,440         65,532      703,784
 Federal Reserve and
  Federal Home Loan Bank stock. . . . . .      2,976                                        397        3,373
                                            --------       --------     --------       --------     --------
    Total rate-sensitive assets . . . . .    368,034        106,557      386,406        102,967      963,964
                                            --------       --------     --------       --------     --------

Rate-Sensitive Liabilities:
 Interest-bearing deposits. . . . . . . .    304,651        102,033      320,727            788      728,199
 Borrowed funds . . . . . . . . . . . . .     26,829                                                  26,829
 Federal Home Loan Bank advances. . . . .      2,294          4,294        9,278          4,834       20,700
                                            --------       --------     --------       --------     --------
  Total rate-sensitive liabilities. . . .    333,774        106,327      330,005          5,622      775,728
                                            --------       --------     --------       --------     --------

Interest rate sensitivity gap by period .   $ 34,260       $    230      $ 56,401       $ 97,345
Cumulative rate sensitivity gap . . . . .     34,260         34,490        90,891        188,236
Cumulative rate sensitivity gap ratio
  at December 31, 1997. . . . . . . . . .      110.3%         107.8%        111.8%         124.3%

The Corporation had a cumulative positive gap of $34,490,000 in the one year horizon at December 31, 1997, or just over 3 percent of total assets. Net interest income at financial institutions with positive gaps tends to increase when rates increase and decrease as interest rates decline.

The Corporation places its greatest credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is known to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices nor is it able to measure the magnitude of potential future rate movements.

The simulation modeling product used by the Corporation is a personal computer based system known as Asset Liability Model System (ALMS) supported by Alltel, Inc., of Little Rock, AK. The system provides software sophisticated enough to measure; basis risk, yield curve risk, option risk, and interest rate risk. More specifically the software considers yield curve changes, prepayment speeds, caps, floors and allows the user to tie different products to different interest rate drivers which can be assumed to change at different speeds and magnitudes.

The Corporation's asset liability process monitors simulated net interest income under three separate interest rate scenarios; rising (rate shock), falling (rate shock) and flat. Net Interest income is simulated over an 18 month horizon. By policy, the difference between the best performing and the worst performing rate scenarios are not allowed to show a variance greater than 10%.

Assumed interest rate changes are simulated to move incrementally over 18 months. The total rate movement (beginning point less ending point) to noteworthy interest rate indexes are as follows:

                                Rising             Falling
                          -----------------    ---------------
Prime                     300 Basis Points     (300) Basis Points
Federal Funds             300                  (300)
90 Day T-Bill             320                  (275)
One Year T-Bill           290                  (255)
Three Year T-Note         275                  (235)
Five Year T-Note          265                  (215)
Ten Year T-Note           260                  (195)
Interest Checking         100                  ( 60)
MMIA Savings              140                  (100)
Money Market Index        300                  (300)
Regular Savings           100                  ( 60)

Results for the flat, rising (rate shock) and falling (rate shock) interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over an 18 month time horizon. Balance sheet assumptions are the same under both scenarios:

                                            Flat/Base      Rising     Falling
                                            ---------    ---------    ---------
Net Interest Income (Dollars in Thousands)  $  60,359    $  59,423    $  60,130
Change vs. Flat/Base Scenario                                 (936)        (229)
% Change                                                     (1.58)%      (0.38)%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------------------------------------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to page 20 and pages 28 through 46 of the Corporation's 1997 Annual Report to Stockholders - Financial Review, Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 1997, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------------------------

The information required under this item relating to directors is incorporated by reference to the Corporation's 1998 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 7, 1998 (the "1998 Proxy Statement"), under the caption "Election of Directors," which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
-------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1998 Proxy Statement, under the captions, "Compensation of Directors" and "Compensation of Executive Officers," which Proxy Statement has been filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1998 Proxy Statement, under the caption, "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement has been filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1998 Proxy Statement, under the caption "Interest of Management in Certain Transactions," which Proxy Statement has been filed with the Commission.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------------


                                                                    Exhibit 13
                                                                       Page
                                                                      Number
                                                                    ----------
(a)1.  Financial Statements:
         Independent auditor's report . . . . . . . . . . . . . . .     20

         Consolidated balance sheet at
           December 31, 1997 and 1996 . . . . . . . . . . . . . . .     28

         Consolidated statement of income,
           years ended December 31, 1997,
           1996 and 1995. . . . . . . . . . . . . . . . . . . . . .     29

         Consolidated statement of changes in
           stockholders' equity, years ended
           December 31, 1997, 1996 and 1995 . . . . . . . . . . . .     30

         Consolidated statement of cash flows,
           years ended December 31, 1997,
           1996 and 1995. . . . . . . . . . . . . . . . . . . . . .     31

         Notes to consolidated financial
           statements . . . . . . . . . . . . . . . . . . . . . . .    32-46

(a)2.  Financial statement schedules:
           All schedules are omitted because
           they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a)3.  Exhibits:


EXHIBIT NO:                      DESCRIPTION OF EXHIBIT:
----------                       ----------------------

  3.1 First Merchants Corporation Articles of Incorporation and the Articles and amendment thereto is incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1997.

  3.2 First Merchants Corporation Bylaws and amendments thereto (same as above).

 10.1 First Merchants Corporation and First Merchants Bank, National Association Management Incentive Plan is incorporated by reference to registrant's Form 10-K for year ended December 31, 1996.

 10.2 First Merchants Bank, National Association Unfunded Deferred Compensation Plan, as amended is incorporated by reference to registrant's Form 10-K for year ended December 31, 1996.

 10.3 First Merchants Corporation 1989 Stock Option Plan is incorporated by reference to Registrant's Registration Statement on Form S-8 (SEC File No. 33-28901) effective on May 24, 1989.

 10.4 First Merchants Corporation 1994 Stock Option Plan is incorporated by reference to Registrant's Form 10-K for year ended
           December 31, 1993.

 10.5 First Merchants Corporation Change of Control Agreements are incorporated by reference to registrant's Form 10-K for year ended December 31, 1996.

 10.6 First Merchants Corporation Unfunded Deferred Compensation Plan is incorporated by reference to registrant's Form 10-K for year ended December 31, 1996.

 10.7 First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (continued)
-------------------------------------------------------------------------------


EXHIBIT NO:                      DESCRIPTION OF EXHIBIT:
----------                       ----------------------

 13 1997 Annual Report to Stockholders (except for the Pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)

 21        Subsidiaries of Registrant

 23        Consent of Independent Auditors

 27        Financial Data Schedule, year ended December 31, 1997

 99.1 Financial statements and independent auditor's report for First Merchants Corporation Employee Stock Purchase Plan


(b) Reports on Form 8-K:

      None were filed during 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 1998.

                                       FIRST MERCHANTS CORPORATION



                                       By /s/ Stefan S. Anderson
                                         -------------------------------------
                                         Stefan S. Anderson, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                Capacity                          Date
------------------------------   ------------------------------   ------

/s/ Stefan S. Anderson
------------------------------   Director,                        March 19, 1998
Stefan S. Anderson                Principal Executive Officer

/s/ James L. Thrash
------------------------------   Principal Financial and          March 19, 1998
James L. Thrash                   Principal Accounting Officer

/s/ Michael L. Cox
------------------------------   Director                         March 19, 1998
Michael L. Cox


------------------------------   Director
Frank A. Bracken

/s/ Thomas B. Clark
------------------------------   Director                         March 19, 1998
Thomas B. Clark


------------------------------   Director
David A. Galliher


------------------------------   Director
Norman M. Johnson

/s/ Ted J. Montgomery
------------------------------   Director                         March 19, 1998
Ted J. Montgomery

/s/ George A. Sissel
------------------------------   Director                         March 19, 1998
George A. Sissel

        Signature                Capacity                          Date
------------------------------   ------------------------------   ------



------------------------------  Director
Robert M. Smitson


------------------------------  Director
Michael D. Wickersham

/s/ John E. Worthen
------------------------------  Director                         March 19, 1998
John E. Worthen

INDEX TO EXHIBITS
-------------------------------------------------------------------------------


(a)3.  Exhibits:


EXHIBIT NO:                      DESCRIPTION OF EXHIBIT:
----------                       ----------------------

 10.7 First Merchants Corporation Supplemental Executive Retirement Plan and Amendments thereto

 13 1997 Annual Report to Stockholders (Except for the Pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K.)

 21        Subsidiaries of Registrant

 23        Consent of Independent Auditors

 27        Financial Data Schedule, year ended December 31, 1997

 99.1 Financial statements and independent auditor's report for First Merchants Corporation Employee Stock Purchase Plan