Form 10-Q
period 1998-03-31
FIRST MERCHANTS CORP
filed 1998-05-14
CIK 712534

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,
                                        Yes   X    No
                                             ---      ----

     As of May 1, 1998, there were outstanding 6,683,255 common shares, without par value, of the registrant.



     The exhibit index appears on page 19.

     This report including the cover page contains a total of 21 pages.

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

                                     INDEX


                                                                        Page No.
PART I.   Financial information:                                        --------
Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheet                                 3

          Consolidated Condensed Statement of Income                           4

          Consolidated Condensed Statement of
          Comprehensive Income                                                 5

          Consolidated Condensed Statement of Changes in
          Stockholders' Equity                                                 6

          Consolidated Condensed Statement of Cash Flows                       7

          Notes to Consolidated Condensed Financial Statements                 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                         18


PART II.  Other Information:

Item 4    Submission of Matters to a Vote of Security Holders                 19

Item 6.   Exhibits and Reports of Form 8-K                                    19

Signatures                                                                    20


                                 FIRST MERCHANTS CORPORATION

                                           FORM 10-Q

                                PART I.   FINANCIAL INFORMATION
                                 Item 1.   FINANCIAL STATEMENTS
                              CONSOLIDATED CONDENSED BALANCE SHEET
                        (Dollars in thousands, except per share amounts)
                                            (Unaudited)

                                                                      March 31,         December 31,
                                                                        1998                1997
                                                                      ---------          ----------
ASSETS:
   Cash and due from banks                                            $  30,576          $  33,127
   Federal funds sold                                                    10,200              9,050
                                                                     ----------         -----------
      Cash and cash equivalents                                          40,776             42,177
   Interest-bearing deposits                                                362                385
   Investment securities available for sale                             217,813            212,040
   Investment securities held to maturity                                29,684             35,332
   Mortgage loans held for sale                                             536                471
   Loans                                                                701,658            703,313
      Less:   Allowance for loan losses                                  (6,819)            (6,778)
                                                                     ----------         -----------
         Net loans                                                      694,839            696,535
   Premises and equipment                                                15,601             15,382
   Federal Reserve and Federal Home Loan Bank stock                       3,373              3,373
   Interest receivable                                                    8,189              8,968
   Core deposit intangibles and goodwill                                  1,592              1,625
   Others assets                                                          5,084              3,848
                                                                     ----------         -----------
         Total assets                                                $1,017,849         $1,020,136
                                                                     ----------         -----------
                                                                     ----------         -----------
LIABILITIES:
   Deposits:
      Noninterest-bearing                                             $  98,678         $  115,613
      Interest-bearing                                                  736,747            728,199
                                                                     ----------         -----------
         Total deposits                                                 835,425            843,812
   Short-term borrowings                                                 25,054             26,829
   Federal Home Loan Bank advances                                       24,671             20,700
   Interest payable                                                       3,655              3,615
   Other liabilities                                                      4,980              3,211
                                                                     ----------         -----------
         Total liabilities                                              893,785            898,167
STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 20,000,000 shares
      Issued and outstanding -- 6,678,365 and 6,664,439 shares              835                833
   Additional paid-in capital                                            24,385             24,140
   Retained earnings                                                     97,404             95,449
   Accumulated other comprehensive income                                 1,440              1,547
                                                                     ----------         -----------
         Total stockholders' equity                                     124,064            121,969
                                                                     ----------         -----------
         Total liabilities and stockholders' equity                $  1,017,849       $  1,020,136
                                                                     ----------         -----------
                                                                     ----------         -----------

See notes to consolidated condensed financial statements.


                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                          1998           1997
                                                       ----------     ---------
Interest Income:
   Loans receivable
      Taxable                                          $  15,406      $  13,793
      Tax exempt                                              52             29
   Investment securities:
      Taxable                                              2,343          2,949
      Tax exempt                                           1,098          1,039
   Federal funds sold                                        156             27
   Deposits with financial institutions                        3              3
   Federal Reserve and Federal Home Loan Bank stock           64             44
                                                       ----------     ---------
         Total interest income                            19,122         17,884
                                                       ----------     ---------
Interest expense:
   Deposits                                                8,233          7,502
   Short-term borrowings                                     380            708
   Federal Home Loan Bank advances                           357            133
                                                       ----------     ---------
      Total interest expense                               8,970          8,343
                                                       ----------     ---------
Net Interest Income                                       10,152          9,541
Provision for loan losses                                    411            287
                                                       ----------     ---------
Net Interest Income After Provision for Loan Losses        9,741          9,254
                                                       ----------     ---------
Other Income:
   Net realized gains (losses) on sales of
    available-for-sale securities                             46             10
   Other income                                            2,636          2,122
                                                       ----------     ---------
Total other income                                         2,682          2,132
Total other expenses                                       6,591          6,206
                                                       ----------     ---------
Income before income tax                                   5,832          5,180
Income tax expense                                         2,008          1,751
                                                       ----------     ---------
Net Income                                              $  3,824       $  3,429
                                                       ----------     ---------
                                                       ----------     ---------

Per share:

   Net Income:
      Basic                                               $  .57         $  .52
      Diluted                                                .56            .51
   Dividends                                                 .28            .24


See notes to consolidated condensed financial statements.

                                   FIRST MERCHANTS CORPORATION

                                            FORM 10-Q
                    CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                                 (Dollar amounts in thousands)
                                            (Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                          1998               1997
                                                                        --------          --------
Net Income                                                              $ 3,824           $  3,429
                                                                        --------          --------
Other comprehensive income, net of tax:
   Unrealized losses on securities available for sale:
      Unrealized holding losses arising during the period                  (134)              (936)
      Less: Reclassification adjustment
             for gains included in net income                                27                  6
                                                                        --------          --------
                                                                           (107)              (930)
                                                                        --------          --------
Comprehensive income                                                    $ 3,717           $  2,499
                                                                        --------          --------
                                                                        --------          --------



                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                         1998          1997
                                                      ----------    ----------
Balances, January 1                                   $  121,969    $  112,687
Net income                                                 3,824         3,429
Cash dividends                                            (1,869)       (1,585)
Net change in accumulated other comprehensive income        (107)         (930)
Stock issued under dividend reinvestment and
   stock purchase plan                                       145           175
Stock options exercised                                      102            14
                                                      ----------    ----------
Balances, March 31                                    $  124,064    $  113,790
                                                      ----------    ----------
                                                      ----------    ----------

See notes to consolidated condensed financial statements


                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
                                                        --------      ---------
Cash Flows From Operating Activities:
   Net income                                           $  3,824      $  3,429
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Provision for loan losses                              411           287
      Depreciation and amortization                          465           443
      Securities amortization, net                            45           132
      Securities losses (gains), net                         (46)          (10)
      Mortgage loans originated for sale                  (2,452)         (700)
      Proceeds from sales of mortgage loans                2,387           856
      Change in interest receivable                          779           438
      Change in interest payable                              40           100
      Other adjustments                                      637         1,358
                                                      ----------    ----------
         Net cash provided by operating activities         6,090         6,333
                                                      ----------    ----------
Cash Flows From Investing Activities:
   Net change in interest-bearing deposits                    23           (81)
   Purchases of
      Securities available for sale                      (28,980)      (20,939)
      Securities held to maturity                            (90)       (1,151)
   Proceeds from maturities of
      Securities available for sale                       21,769        15,153
      Securities held to maturity                          5,717         6,675
   Proceeds from sales of
      Securities available for sale                        1,282
   Net change in loans                                     1,285       (19,961)
   Purchases of premises and equipment                      (929)         (424)
   Other investing activities                                245             8
                                                      ----------    ----------
      Net cash provided (used) by investing activities       322       (20,720)
                                                      ----------    ----------

                                                                     (continued)

                                    FIRST MERCHANTS CORPORATION

                                             FORM 10-Q
                           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Dollar amounts in thousands)
                                            (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                       1998               1997
                                                                    -----------        -----------
Cash Flows From Financing Activities:
   Net change in
       Demand and savings deposits                                  $  (16,935)        $  (23,014)
       Certificates of deposit and other time deposits                   8,548             10,456
       Short-term borrowings                                            (1,775)            26,589
   Federal Home Loan Bank advances                                       4,000              3,300
   Repayment of Federal Home Loan Bank advances                            (29)
   Cash dividends                                                       (1,869)            (1,585)
   Stock issued under dividend reinvestment and
     stock purchase plan                                                   145                175
   Stock options exercised                                                 102                 14
                                                                    -----------        -----------
      Net cash provided (used) by financing activities                  (7,813)            15,935
                                                                    -----------        -----------
Net Change in Cash and Cash Equivalents                                 (1,401)             1,548
Cash and Cash Equivalents, January 1                                    42,177             35,032
                                                                    -----------        -----------
Cash and Cash Equivalents, March 31                                  $  40,776          $  36,580
                                                                    -----------        -----------
                                                                    -----------        -----------

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


NOTE 2.    Change in Methods of Accounting

REPORTING COMPREHENSIVE INCOME. During 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, establishing standards for the reporting of comprehensive income and its components in financial statements. Statement No. 130 is applicable to all entities that provide a full set of financial statements. Enterprises that have no items of other comprehensive income in any period presented are excluded from the scope of this Statement.

Statement No. 130 is effective for interim and annual periods beginning after December 15, 1997. The Corporation has adopted Statement No. 130 during fiscal the first quarter of 1998. See the Consolidated Condensed Statement of Comprehensive Income on page 5.

                                      FIRST MERCHANTS CORPORATION

                                               FORM 10-Q
                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Table dollar amounts in thousands)
                                               (Unaudited)


NOTE 3.  Investment Securities

                                                                        Gross            Gross
                                                      Amortized       Unrealized       Unrealized      Fair
                                                         Cost            Gains           Losses       Value
                                                       ----------     -----------      ----------   ---------
Available for sale at March 31, 1998:
   U.S. Treasury                                       $  18,939         $  109           $  5      $  19,043
   Federal agencies                                       61,727            334             36         62,025
   State and municipal                                    72,000          1,693             21         73,672
   Mortgage-backed securities                             46,348            346             77         46,617
   Other asset-backed securities                             413              1             41            373
   Corporate obligations                                  15,747            112             26         15,833
   Marketable equity security                                250                                          250
                                                       ---------         ------           ----       --------
         Total available for sale                        215,424          2,595            206        217,813
                                                       ---------         ------           ----       --------

Held to maturity at March 31, 1998:
   U.S. Treasury                                             249                             2            247
   Federal agencies                                        2,007              3              1          2,009
   State and municipal                                    22,412            223                        22,635
   Mortgage-backed securities                              1,222              5              1          1,226
   Other asset-backed securities                           3,794              7            125          3,676
                                                       ---------         ------           ----       --------
         Total held to maturity                           29,684            238            129         29,793
                                                       ---------         ------           ----       --------
         Total investment securities                  $  245,108       $  2,833         $  335     $  247,606
                                                       ---------         ------           ----       --------
                                                       ---------         ------           ----       --------

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table dollar amounts in thousands)
                                  (Unaudited)

                                                                        Gross            Gross
                                                      Amortized       Unrealized       Unrealized      Fair
                                                         Cost            Gains           Losses       Value
                                                       ----------     -----------      ----------   ---------
Available for sale at December 31, 1997:
   U.S. Treasury                                       $  19,207         $  104          $  11      $  19,300
   Federal agencies                                       66,783            405             48         67,140
   State and municipal                                    67,842          1,815             28         69,629
   Mortgage-backed securities                             36,682            362             86         36,958
   Other asset-backed securities                             487              2             54            435
   Corporate obligations                                  18,219            139             30         18,328
   Marketable equity securities                              250                                          250
                                                       ---------         ------           ----       --------
      Total available for sale                           209,470          2,827            257        212,040
                                                       ---------         ------           ----       --------

Held to maturity at December 31, 1997:
   U.S. Treasury                                             249                             2            247
   Federal agencies                                        3,412              6              1          3,417
   State and municipal                                    26,206            252              2         26,456
   Mortgage-backed securities                              1,255              4              1          1,258
   Other asset-backed securities                           4,210              7            166          4,051
                                                       ---------         ------           ----       --------
      Total held to maturity                              35,332            269            172         35,429
                                                       ---------         ------           ----       --------
      Total investment securities                      $ 244,802         $3,096           $429       $247,469
                                                       ---------         ------           ----       --------
                                                       ---------         ------           ----       --------

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table dollar amounts in thousands)
                                  (Unaudited)

NOTE 4.     Loans and Allowance
                                                       March 31,    December 31,
                                                         1998           1997
                                                      ----------    ------------
Loans:
   Commercial and industrial loans                    $  150,572    $  148,281
   Bankers' acceptances and loans to
     financial institutions                                1,880           705
   Agricultural production financing
     and other loans to farmers                           15,651        16,764
   Real estate loans:
      Construction                                        21,579        21,389
      Commercial and farmland                             95,128        97,503
      Residential                                        288,694       287,072
   Individuals' loans for household
     and other personal expenditures                     123,965       125,706
   Tax-exempt loans                                        2,533         2,598
   Other loans                                             2,026         3,782
   Unearned interest on loans                               (370)         (487)
                                                      ----------    ----------
         Total                                        $  701,658    $  703,313
                                                      ----------    ----------
                                                      ----------    ----------

                                                         Three Months Ended
                                                              March 31
                                                              --------
                                                          1998          1997
                                                      ----------    ----------
Allowance for loan losses:
   Balances, January 1                                  $  6,778      $  6,622
   Provision for losses                                      411           287
   Recoveries on loans                                       110           249
   Loans charged off                                        (480)         (275)
                                                      ----------    ----------
   Balances, March 31                                   $  6,819      $  6,883
                                                      ----------    ----------
                                                      ----------    ----------

NOTE 5.     Net Income Per Share

                                                        Period Ended March 31,
                                                1998                               1997
                                   -------------------------------    ------------------------------
                                            Weighted-                         Weighted-
                                             Average    Per Share              Average     Per Share
                                   Income    Shares       Amount      Income    Shares       Amount
                                   ------   --------    ---------     ------   --------    ---------
Basic net income per share:
   Net income available to
      common stockholders          $3,824   6,670,027    $  .57       $3,429   6,605,012     $  .52
                                                         ------                              ------
                                                         ------                              ------

Effect of dilutive stock options              120,906                             87,962
                                              -------                             ------
Diluted net income per share:
   Net income available to
      common stockholders
      and assumed conversions      $3,824   6,790,933    $  .56       $3,429   6,692,974     $  .51
                                   ------   ---------    ------       ------   ---------     ------
                                   ------   ---------    ------       ------   ---------     ------

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Corporation's financial data for periods prior to mergers accounted for as pooling of interests has been restated.

RESULTS OF OPERATIONS

     The Corporation has recorded 22 consecutive years of growth in diluted earnings per share, reaching $2.14 in 1997, an increase of 8.1 percent over 1996.

     Return on assets rose to 1.45 percent in 1997, from 1.41 percent in 1996, and 1.35 percent in 1995.

     Return on equity, was 12.28 percent in 1997, 12.16 percent in 1996, and
12.17 percent in 1995.

     Following are the levels achieved in each of these ratios during the first quarter of 1998, as compared to the same period in 1997.

     - Diluted earnings per share were $.56, up 9.8 percent from $.51
     - Return on assets was 1.51 percent increasing from 1.42 percent
     - Return on equity totaled 12.43 percent compared to 12.11 percent for the first three months of 1997

CAPITAL

     The Corporation's capital strength continues to exceed regulatory minimums and peer group averages. Management believes that strong capital is a distinct advantage in the competitive environment in which the Corporation operates and will provide a solid foundation for continued growth.

     The Corporation's Tier I capital to average assets ratio was 11.9 percent at year-end 1997 and 12.0 percent at March 31, 1998. At March 31, 1998, the Corporation had a Tier I risk-based capital ratio of 17.4 percent, total risk-based capital ratio of 18.4 percent, and a leverage ratio of 12.0 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

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

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

     The following table summarizes the risk elements for the Corporation.
------------------------------------------------------------------------------
(Dollars in Thousands)                   March 31,  December 31,  December 31,
                                           1998        1997           1996
------------------------------------------------------------------------------
Non-accrual loans                         $  935     $  1,410       $  2,777
Loans contractually past due 90 days
   or more other than nonaccruing          2,140        1,972          1,699
Restructured loans                           508          282          1,540
                                        --------     --------       --------
 Total                                  $  3,583     $  3,664       $  6,016
                                        --------     --------       --------
                                        --------     --------       --------

------------------------------------------------------------------------------

     The reduction in non-performing loans from periods December 31, 1996, to December 31, 1997, is primarily attributable to two loans. One in the amount of $1,000,000 was removed from non-accrual status and one in the amount of $651,000 was removed from restructured status.

      Impaired loans included in the table above, totaled $2,551,000 at December 31, 1997. An allowance for losses at December 31, 1997, was not deemed necessary for impaired loans totaling $1,075,000, but an allowance of $407,000 was recorded for the remaining balance of impaired loans of $1,476,000. The average balance of impaired loans for 1997 was $3,414,000. Impaired loans were $1,942,000 at March 31, 1998.

     At December 31, 1997, the allowance for loan losses was $6,778,000, up slightly from year end 1996. As a percent of loans, the allowance was .96 percent, down from 1.05 percent at year end 1996. The decline in the allowance ratio is attributable to significant loan growth.

     The provision for loan losses in 1997 was $1,297,000 compared to $1,253,000 in 1996.

     At March 31, 1998, the allowance for loan losses increased by $41,000 to $6,819,000, or .97 percent of total loans. The first quarter 1998 provision of
$411,000 was up from $287,000 for the same quarter in 1997.   Net charge-offs
amounted to $370,000 during the period.

     The table below presents loan loss experience for the periods indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.

                                    3 Months Ended         Year Ended
                                       March 31,          December 31,
                                    ---------------  --------------------------
                                         1998        1997     1996      1995
                                         ----        ----     ----      ----
                                               (Dollars in Thousands)
Allowance for loan losses:
  Balance at beginning of period       $6,778      $6,622    $6,696    $6,603
  Chargeoffs                              480       1,609     1,636     1,554
  Recoveries                              110         468       309       259
                                       ------      ------    ------    ------
  Net chargeoffs                          370       1,141     1,327     1,295
  Provision for loan losses               411       1,297     1,253     1,388
                                       ------      ------    ------    ------
  Balance at end of period             $6,819      $6,778    $6,622    $6,696
Ratio of net chargeoffs during the
    period to average loans
    outstanding during the period        .21%(1)     .17%       .23%      .24%
Peer Group                               N/A         .29%       .26%      .27%

(1)  First three months annualized

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

LIQUIDITY, INTEREST SENSITIVITY, AND DISCLOSURES ABOUT MARKET RISK

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

          The Corporation's liquidity and interest sensitivity position at March 31, 1998, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The table below presents the Corporation's interest rate sensitivity analysis as of March 31, 1998.


INTEREST-RATE SENSITIVITY ANALYSIS
At March 31, 1998
(Dollars in Thousands)                                                                      Beyond
                                            1-180 Days   181-365 Days      1-5 Years        5 Years        Total
                                            ----------   ------------      ---------        -------        -----
Rate-Sensitive Assets:
 Federal funds sold and
  interest-bearing deposits                 $  10,562                                                   $  10,562
 Investment securities                         43,318      $  45,154       $128,089      $  30,936        247,497
 Loans                                        286,346         78,300        255,835         81,713        702,194
 Federal Reserve and Federal
  Home Loan Bank stock                          2,976                                          397          3,373
                                            ---------      ---------       --------      ---------      ---------
  Total rate-sensitive assets.                343,202        123,454        383,924        113,046        963,626
                                            ---------      ---------       --------      ---------      ---------

Rate-Sensitive Liabilities:
 Interest bearing deposits                    318,961        103,879        313,334            573        736,747
 Borrowed funds                                25,054                                                      25,054
 Federal Home Loan Bank advances                  294          4,144         15,428          4,805         24,671
                                            ---------      ---------       --------      ---------      ---------
  Total rate-sensitive liabilities            344,309        108,023        328,762          5,378        786,472
                                            ---------      ---------       --------      ---------      ---------

Interest rate sensitivity gap by period       (1,107)         15,431         55,162        107,668
Cumulative rate sensitivity gap               (1,107)         14,324         69,486        177,154        177,154
Cumulative rate sensitivity gap ratio
 March 31, 1998                                 99.7%          103.2%         108.9%         122.5%


 The Corporation had a cumulative positive gap of $14,324,000 in the one year
horizon at March 31, 1998, or just over    1 percent of total assets.  Net
interest income at a financial institution with a positive gap tends to increase when rates rise and generally decrease as interest rates decline.

     It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Corporation's Asset Liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are both constructed, presented, and monitored quarterly.

     The GAP/Interest Rate Sensitive Report is a tool which displays repricing timing differences between interest sensitive assets and liabilities. The Corporation elects to categorize its non-maturity deposits as all to reprice in 13 months. The 181-365 day Sensitivity Gap Ratio depicts the institution is asset sensitive (103.2%).

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q


     The Corporation places its greatest credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is known to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices nor is it able to measure the magnitude of potential future rate movements.

     The simulation modeling product used by the Corporation is a personal computer based system known as Asset Liability Model System (ALMS) supported by Alltel, Inc., of Little Rock, AK. The system provides software sophisticated enough to measure; basis risk, yield curve risk, option risk, and interest rate risk. More specifically the software considers yield curve changes, prepayment speeds, caps, floors, and allows the user to tie different products to different interest rate drivers which can be assumed to change at different speeds and magnitudes.

     The Corporation's asset liability process monitors simulated net interest income under three separate interest rate scenarios; rising (rate shock), falling (rate shock) and flat. Net Interest income is simulated over an 18 month horizon. By policy, the difference between the best performing and the worst performing rate scenarios are not allowed to show a variance greater than 10 percent.

     Assumed interest rate changes are simulated to move incrementally over 18 months. The total rate movement (beginning point less ending point) to noteworthy interest rate indexes are as follows:

                      Rising             Falling
                     --------------------------------------
Prime                300 Basis Points    (300) Basis Points
Federal Funds        300                 (300)
90 Day T-Bill        310                 (275)
One Year T-Bill      290                 (255)
Three Year T-Note    290                 (235)
Five Year T-Note     290                 (215)
Ten Year T-Note      290                 (195)
Interest Checking    100                 ( 67)
MMIA Savings         150                 (100)
Money Market Index   292                 (259)
Regular Savings      100                 ( 67)


Results for the flat, rising (rate shock), and falling (rate shock) interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over an 18 month time horizon. Balance sheet assumptions are the same under both scenarios:

                                            Flat/Base    Rising      Falling
                                            ----------------------------------
Net Interest Income (Dollars in Thousands)  $ 59,730    $ 59,544    $  58,669
Change vs. Flat/Base Scenario                               (186)      (1,061)
Percent Change                                              (.31)%     ( 1.81)%

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

EARNING ASSETS

          The following table presents the earning asset mix for the years ended 1997 and 1996 and at March 31, 1998.

          Loans grew by more than $72 million from December 31, 1996, to December 31, 1997, while investment securities declined. This reflects the Corporation's strategy to change the balance sheet mix to emphasize loans which generally carry higher yields than investment securities and often provide collateral business. (Maturities in the investment portfolio helped fund the loan growth.) There were no material changes in the level or mix of earning assets during the first quarter of 1998.

-----------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                              March 31,   December 31,   December 31,
                                                      1998        1997            1996
                                                   ---------   ------------   ------------
Federal funds sold and interest-bearing deposits   $  10.6      $   9.4         $   1.4
Investment securities available for sale             217.8        212.0           228.4
Investment securities held to maturity                29.7         35.3            47.2
Mortgage loans held for sale                           0.5          0.5             0.3
Loans                                                701.7        703.3           631.4
Federal Reserve and Federal Home Loan Bank stock       3.4          3.4             3.1
                                                   -------      -------         -------
Total                                              $ 963.7      $ 963.9         $ 911.8
                                                   -------      -------         -------
                                                   -------      -------         -------
-------------------------------------------------------------------------------------------

DEPOSITS, SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

     The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1997 and 1996 and at March 31, 1998.

-------------------------------------------------------------------------------------------
DEPOSITS, SHORT-TERM BORROWINGS AND
FEDERAL HOME LOAN BANK ADVANCES
(Dollars in Millions)             March 31,   December 31,  December 31,
                                    1998          1997         1996
                                  ---------   ------------  ------------
Deposits                          $  835.4     $  843.8      $  794.5
Short-term borrowings                 25.1         26.8          45.0
Federal Home Loan Bank advances       24.7         20.7           9.2

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

NET INTEREST INCOME

     Net Interest Income is the primary source of the Corporation's earnings.
It is a function of net interest margin and the level of average earning assets.

     The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 1997 and the first quarter of 1998.

     Asset yields improved .14 percent (FTE) in 1997, due primarily to a shift in the Corporation's asset mix (a larger percentage in higher-yielding loans, and a smaller percentage in investments.)

     Interest costs rose by a similar amount (.12 percent) resulting in a .02 percent increase in net interest income (FTE) as a percent of average earnings assets. This "spread" increase accounted for only a small portion of the growth in net interest income. Most of the $2.9 million increase is attributable to growth in earning assets which exceeded $60 million.

     Net interest income increased 2.3 percent (annualized) during the first quarter of 1998. Most of the increase is attributable to growth in earning assets.

---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                        Interest Income    Interest Expense   Net Interest Income               Net Interest Income
                      (FTE) as a Percent     as a Percent      (FTE) as a Percent    Average           on a
                          of Average          of Average           of Average        Earning       Fully Taxable
                         Earning Assets     Earning Assets       Earning Assets      Assets      Equivalent Basis
---------------------------------------------------------------------------------------------------------------------
For the three months
  ended March 31,
       1998                  8.23 %             3.74 %               4.49 %         $959,958        $  43,084
       1997                  8.05               3.64                 4.41            917,774           40,464
For the year ended
   December 31,
       1997                  8.27               3.79                 4.48            941,351           42,139
       1996                  8.13               3.67                 4.46            880,729           39,258
Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
---------------------------------------------------------------------------------------------------------------------

OTHER INCOME

     The Corporation has placed emphasis on the growth of non-interest income in recent years by offering a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

     Other income in 1997 amounted to $9,229,000, or 10.6 percent higher than in 1996. The increase of $887,000 is primarily attributable to the following factors:

     1. Revenues from fiduciary activity grew $388,000, or 13.1 percent, due to strong new business activity and markets.

     2. Service charges on deposit accounts increased $341,000, or 11.3 percent, due to account growth and some minor price adjustments.

     3. Personal money order agent fees increased $71,000, or 14.6 percent, due to increased sales volume.

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

     Other income in the first quarter of 1998 exceeded the same quarter in the prior year by $550,000, or 25.8 percent.

Three major areas account for most of the increase:

     1. Revenues from fiduciary activities grew $186,000, or 23.5 percent, due to strong new business activity and markets.
     2. Service charges on deposit accounts increased $62,000, or 7.4 percent, due to account growth and some minor price adjustments.
     3. Other customer fees as a whole increased $118,000, or 25.8 percent, due to an increased ATM network, increased sales volume of personal money order agent fees, and increased pricing.

OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. Those expenses amounted to $25,748,000 in 1997, an increase of 6.7 percent from the prior year, or $1,613,000.

Four major areas account for most of the increase:

     1. Salary and benefit expenses, which account for over one-half of the Corporation's non-interest operating expenses, grew by $889,000, or
          6.6 percent, due to normal salary increases and staff additions.
     2. Equipment expenses increased $193,000, or 9.0 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.
     3. Marketing expenses rose $145,000, or 20.5 percent, due to more aggressive product promotion.
     4. Outside data processing fees grew by $176,000, or 19.5 percent, due to increased debit card, credit card, and trust activity.

     First quarter other expense in 1998 exceeded the same quarter of the prior year by $385,000, or 6.2 percent.

Two major areas account for most of the increase:

     1. Salaries and benefit expense grew $177,000, or 5.1 percent, due to normal salary increases and staff additions.
     2. Equipment expense increased $68,000, or 12.1 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.

INCOME TAXES

     1997 income tax expense increased by $602,000 due to a $1,833,000 increase in net pre-tax income, mitigated somewhat by a $514,000 increase in tax-exempt income. Likewise, the increase of $257,000 in the first quarter of 1998, as compared to the same period in 1997, results from a $652,000 increase in pre-tax net income, mitigated somewhat by a $82,000 increase in tax exempt income.

OTHER

     The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Corporation, and that address is (http://www.sec.gov).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is included as part of Management's Discussion and Analysis under the heading Liquidity, Interest Sensitivity, and Disclosures About Market Risk.

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                                                                      Form 10-Q
                                                                        Page
          Exhibit No.:   Description of Exhibit:                       Number
          ------------   -----------------------                       ------
             27          Financial Data Schedule,
                           Period Ending March 31, 1998 . . . . . . .     21


          (b)  Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST MERCHANTS CORPORATION
                                          (Registrant)



Date     May 12, 1998              by /s/ Michael L. Cox
      ------------------              --------------------------------------
                                          Michael L. Cox
                                          Executive Vice President
                                          and Director


Date     May 12, 1998              by /s/ James L. Thrash
      ------------------              --------------------------------------
                                          James L. Thrash
                                          Chief Financial & Principal
                                          Accounting Officer