Form 10-Q
period 1998-06-30
FIRST MERCHANTS CORP
filed 1998-08-11
CIK 712534

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998


Commission File Number 0-17071

                          First Merchants Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Indiana                                                    35-1544218
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation of organization)                            Identification No.)

   200 East Jackson Street - Muncie, IN                         47305-2814
-------------------------------------------------------------------------------
 (Address of principal executive office)                        (Zip code)


                                 (765) 747-1500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
-------------------------------------------------------------------------------
         (Former name former address and former fiscal year, if changed since last report.)



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

     As of July 29, 1998, there were outstanding 6,713,498 common shares, without par value, of the registrant.



     The exhibit index appears on page 18.

     This report including the cover page contains a total of 20 pages.

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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                 June 30,           December 31,
                                                                   1998                 1997
                                                                ----------           ----------
ASSETS:
   Cash and due from banks                                      $   35,650          $   33,127
   Federal funds sold                                               36,825               9,050
                                                                ----------          -----------
      Cash and cash equivalents                                     72,475              42,177
   Interest-bearing deposits                                           275                 385
   Investment securities available for sale                        228,489             212,040
   Investment securities held to maturity                           26,878              35,332
   Mortgage loans held for sale                                        203                 471
   Loans                                                           719,013             703,313
      Less:   Allowance for loan losses                             (7,041)             (6,778)
                                                                ----------          -----------
         Net loans                                                 711,972             696,535
   Premises and equipment                                           17,098              15,382
   Federal Reserve and Federal Home Loan Bank stock                  3,723               3,373
   Interest receivable                                               8,734               8,968
   Core deposit intangibles and goodwill                             3,039               1,625
   Others assets                                                     4,620               3,848
                                                                ----------          -----------
         Total assets                                           $1,077,506          $1,020,136
                                                                ==========          ===========
LIABILITIES:
   Deposits:
      Noninterest-bearing                                       $  119,938          $  115,613
      Interest-bearing                                             763,600             728,199
                                                                ----------          -----------
         Total deposits                                            883,538             843,812
   Short-term borrowings                                            36,222              26,829
   Federal Home Loan Bank advances                                  24,671              20,700
   Interest payable                                                  3,742               3,615
   Other liabilities                                                 3,129               3,211
                                                                ----------          -----------
         Total liabilities                                         951,302             898,167
STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 20,000,000 shares
      Issued and outstanding -- 6,697,656 and 6,664,439 shares         837                 833
   Additional paid-in capital                                       24,633              24,140
   Retained earnings                                                99,331              95,449
   Accumulated other comprehensive income                            1,403               1,547
                                                                ----------          -----------
         Total stockholders' equity                                126,204             121,969
                                                                ----------          -----------
         Total liabilities and stockholders' equity             $1,077,506          $1,020,136
                                                                ==========          ===========

See notes to consolidated condensed financial statements.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                          1998             1997             1998             1997
                                                       ----------       ----------       ----------       ---------
Interest Income:
   Loans receivable
      Taxable                                          $  15,704        $  14,923        $  31,110        $  28,716
      Tax exempt                                              52               30              104               59
   Investment securities:
      Taxable                                              2,431            2,858            4,774            5,807
      Tax exempt                                           1,120            1,082            2,218            2,121
   Federal funds sold                                        353                               509               27
   Deposits with financial institutions                        7                3               10                6
   Federal Reserve and Federal Home Loan Bank stock           69               84              133              128
                                                       ----------       ----------       ----------       ---------
         Total interest income                            19,736           18,980           38,858           36,864
                                                       ----------       ----------       ----------       ---------
Interest expense:
   Deposits                                                8,745            7,828           16,978           15,330
   Short-term borrowings                                     307              864              687            1,572
   Federal Home Loan Bank advances                           379              209              736              342
                                                       ----------       ----------       ----------       ---------
      Total interest expense                               9,431            8,901           18,401           17,244
                                                       ----------       ----------       ----------       ---------
Net Interest Income                                       10,305           10,079           20,457           19,620
Provision for loan losses                                    411              290              822              577
                                                       ----------       ----------       ----------       ---------
Net Interest Income After Provision for Loan Losses        9,894            9,789           19,635           19,043
                                                       ----------       ----------       ----------       ---------
Other Income:
   Net realized gains (losses) on sales of
    available-for-sale securities                              5               (9)              51                1
   Other income                                            2,741            2,360            5,377            4,463
                                                       ----------       ----------       ----------       ---------
Total other income                                         2,746            2,351            5,428            4,464
Total other expenses                                       6,801            6,431           13,392           12,618
                                                       ----------       ----------       ----------       ---------
Income before income tax                                   5,839            5,709           11,671           10,889
Income tax expense                                         2,041            2,002            4,049            3,753
                                                       ----------       ----------       ----------       ---------
Net Income                                              $  3,798         $  3,707         $  7,622         $  7,136
                                                       ==========       ==========       ==========       =========

Per share:
   Net Income:
      Basic                                               $  .57           $  .56           $ 1.14           $ 1.08
      Diluted                                                .56              .55             1.12             1.06
   Dividends                                                 .28              .24              .56              .48


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                           Three Months Ended           Six Months Ended
                                                                June 30,                   June 30,
                                                            1998         1997          1998         1997
                                                          --------     --------      --------     -------
Net Income                                                $ 3,798      $ 3,707       $ 7,622      $ 7,136
                                                          --------     --------      --------     -------
Other comprehensive income, net of tax:
   Unrealized losses on securities
   available for sale:
      Unrealized holding gains (losses) arising
             during the period                                (40)         787          (174)        (149)
      Less: Reclassification adjustment
             for gains (losses) included in net income          3           (5)           30            1
                                                          --------     --------      --------     -------
                                                              (37)         782          (144)        (148)
                                                          --------     --------      --------     -------
Comprehensive income                                      $ 3,761      $ 4,489       $ 7,478      $ 6,988
                                                          ========     ========      ========     =======




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                            1998               1997
                                                         ----------        -----------
Balances, January 1                                      $  121,969         $  112,687
Net income                                                    7,622              7,136
Cash dividends                                               (3,741)            (3,176)
Net change in accumulated other comprehensive income           (144)              (148)
Stock issued under dividend reinvestment and
   stock purchase plan                                          329                345
Stock options exercised                                         169                 67
                                                         ----------         ----------
Balances, June 30                                        $  126,204         $  116,911
                                                         ==========         ==========

See notes to consolidated condensed financial statements



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                           1998          1997
                                                        --------       --------
Cash Flows From Operating Activities:
   Net income                                           $  7,622       $  7,136
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Provision for loan losses                              822            577
      Depreciation and amortization                          945            887
      Securities amortization, net                            95            148
      Securities losses (gains), net                         (51)            (1)
      Mortgage loans originated for sale                  (3,551)        (1,762)
      Proceeds from sales of mortgage loans                3,819          1,586
      Change in interest receivable                          234           (252)
      Change in interest payable                             127            313
      Other adjustments                                     (673)          (194)
                                                        --------       --------
         Net cash provided by operating activities         9,389          8,438
                                                        --------       --------

Cash Flows From Investing Activities:
   Net change in interest-bearing deposits                   110           (191)
   Purchases of
      Securities available for sale                      (54,165)       (35,638)
      Securities held to maturity                            (90)        (1,301)
   Proceeds from maturities of
      Securities available for sale                       36,206         33,763
      Securities held to maturity                          8,487          9,271
   Proceeds from sales of
      Securities available for sale                        1,284          3,289
   Net change in loans                                   (16,259)       (51,256)
   Purchases of premises and equipment                    (2,917)        (1,041)
   Other investing activities                             (1,594)           220
                                                        --------       --------
      Net cash provided by investing activities          (28,938)       (42,884)
                                                        --------       --------

                                                                     (continued)


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                           1998          1997
                                                        -------        --------
Cash Flows From Financing Activities:
   Net change in
       Demand and savings deposits                      $  4,325       $ (7,144)
       Certificates of deposit and other time deposits    35,401         33,761
       Short-term borrowings                               9,393          4,083
   Federal Home Loan Bank advances                         4,000          7,550
   Repayment of Federal Home Loan Bank advances              (29)
   Cash dividends                                         (3,741)        (3,176)
   Stock issued under dividend reinvestment and
     stock purchase plan                                     329            345
   Stock options exercised                                   169             67
                                                        --------       --------
      Net cash provided by financing activities           49,847         35,486
                                                        --------       --------
Net Change in Cash and Cash Equivalents                   30,298          1,040
Cash and Cash Equivalents, January 1                      42,177         35,032
                                                        --------       --------
Cash and Cash Equivalents, June 30                      $ 72,475       $ 36,072
                                                        ========       ========

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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 3.  Investment Securities

                                                                   Gross           Gross
                                                   Amortized     Unrealized      Unrealized      Fair
                                                      Cost          Gains          Losses       Value
                                                    ---------    -----------     ----------   ---------
Available for sale at June 30, 1998:
   U.S. Treasury                                    $  18,919       $   96          $  3      $  19,012
   Federal agencies                                    62,597          332            22         62,907
   State and municipal                                 77,302        1,651            18         78,935
   Mortgage-backed securities                          51,465          342           104         51,703
   Other asset-backed securities                          355                         34            321
   Corporate obligations                               15,272          106            17         15,361
   Marketable equity security                             250                                       250
                                                    ---------       ------          ----      ---------
         Total available for sale                     226,160        2,527           198        228,489
                                                    ---------       ------          ----      ---------

Held to maturity at June 30, 1998:
   U.S. Treasury                                          249                          1            248
   Federal agencies                                     2,002            2                        2,004
   State and municipal                                 20,561          209                       20,770
   Mortgage-backed securities                           1,149            6                        1,155
   Other asset-backed securities                        2,917            5            61          2,861
                                                    ---------       ------          ----      ---------
         Total held to maturity                        26,878          222            62         27,038
                                                    ---------       ------          ----      ---------
         Total investment securities                $ 253,038       $2,749          $260      $ 255,527
                                                    =========       ======          ====      =========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


                                                                   Gross           Gross
                                                   Amortized     Unrealized      Unrealized      Fair
                                                      Cost          Gains          Losses       Value
                                                    ---------    -----------     ----------   ---------
Available for sale at December 31, 1997:
   U.S. Treasury                                    $  19,207       $  104         $  11      $  19,300
   Federal agencies                                    66,783          405            48         67,140
   State and municipal                                 67,842        1,815            28         69,629
   Mortgage-backed securities                          36,682          362            86         36,958
   Other asset-backed securities                          487            2            54            435
   Corporate obligations                               18,219          139            30         18,328
   Marketable equity securities                           250                                       250
                                                    ---------       ------          ----      ---------
     Total available for sale                         209,470        2,827           257        212,040
                                                    ---------       ------          ----      ---------

Held to maturity at December 31, 1997:
   U.S. Treasury                                          249                          2            247
   Federal agencies                                     3,412            6             1          3,417
   State and municipal                                 26,206          252             2         26,456
   Mortgage-backed securities                           1,255            4             1          1,258
   Other asset-backed securities                        4,210            7           166          4,051
                                                    ---------       ------         -----      ---------
      Total held to maturity                           35,332          269           172         35,429
                                                    ---------       ------         -----      ---------
      Total investment securities                   $ 244,802       $3,096         $ 429      $ 247,469
                                                    =========       ======         =====      =========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 4.     Loans and Allowance
                                                        June 30,      December 31,
                                                          1998             1997
                                                       ----------     ------------
Loans:
   Commercial and industrial loans                     $  153,852     $  148,281
   Bankers' acceptances and loans to
     financial institutions                                 2,215            705
   Agricultural production financing
     and other loans to farmers                            19,574         16,764
   Real estate loans:
      Construction                                         23,747         21,389
      Commercial and farmland                              94,634         97,503
      Residential                                         294,564        287,072
   Individuals' loans for household
     and other personal expenditures                      124,642        125,706
   Tax-exempt loans                                         2,589          2,598
   Other loans                                              3,467          3,782
   Unearned interest on loans                                (271)          (487)
                                                       ----------     ----------
         Total                                         $  719,013     $  703,313
                                                       ==========     ==========

                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                          1998            1997
                                                       ----------     ----------
Allowance for loan losses:
   Balances, January 1                                   $  6,778       $  6,622
   Provision for losses                                       822            577
   Recoveries on loans                                        195            331
   Loans charged off                                         (754)          (820)
                                                       ----------     ----------
   Balances, June 30                                     $  7,041       $  6,710
                                                       ==========     ==========

NOTE 5.     Net Income Per Share

                                                        Quarter Ended March 31,
                                                1998                               1997
                                   -------------------------------   ------------------------------
                                            Weighted-                         Weighted-
                                             Average    Per Share              Average    Per Share
                                   Income    Shares       Amount     Income     Shares      Amount
                                   ------   --------    ---------    ------    --------   ---------
Basic net income per share:
   Net income available to
      common stockholders          $3,798   6,683,287    $  .57      $3,707    6,618,723    $  .56
                                                         ======                             ======

Effect of dilutive stock options              123,629                             83,986
                                              -------                             ------
Diluted net income per share:
   Net income available to
      common stockholders
      and assumed conversions      $3,798   6,806,916    $  .56      $3,707    6,702,709    $  .55
                                   ======   =========    ======      ======    =========    ======


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


                                                         Period Ended June 30,
                                                1998                               1997
                                   -------------------------------   ------------------------------
                                            Weighted-                         Weighted-
                                             Average    Per Share              Average    Per Share
                                   Income    Shares       Amount     Income     Shares      Amount
                                   ------   --------    ---------    ------    --------   ---------
Basic net income per share:
   Net income available to
      common stockholders          $7,622   6,676,657    $ 1.14      $7,136    6,611,867    $ 1.08
                                                         ======                             ======
Effect of dilutive stock options              121,182                             85,975
                                              -------                             ------
Diluted net income per share:
   Net income available to
      common stockholders
      and assumed conversions      $7,622   6,797,839    $ 1.12      $7,136    6,697,842    $ 1.06
                                   ======   =========    ======      ======    =========    ======


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 1998, was $3,798,000, compared to $3,707,000 earned in the same period of 1997. Diluted net income per share was $.56 for the three months ended June 30, 1998, compared to $.55 for the three months ended June 30, 1997. Net income for the first six months of 1998 was $7,622,000 compared to $7,136,000 earned in the same period of 1997, an increase of 6.8 percent. Diluted net income per share was $1.12 and $1.06 for the six months ended June 30, 1998 and 1997, respectively.

     The increase in earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $837,000 or 4.3 percent over the first six months of 1997 due to growth in earning assets of 6.8 percent.

     Annualized returns on average assets and average shareholder's equity for quarter ended June 30, 1998 were 1.44 percent and 12.31 percent, respectively, compared with 1.49 percent and 12.85 percent for the same period of 1997. For the six months ended June 30, 1998, annualized returns on average assets and shareholder's equity were 1.48 percent and 12.40 percent, respectively, compared to 1.46 percent and 12.47 percent for the same six month period in 1997.

CAPITAL

     The Corporation's capital strength continues to exceed regulatory minimums and peer group averages. Management believes that strong capital is a distinct advantage in the competitive environment in which the Corporation operates and will provide a solid foundation for continued growth.

     The Corporation's Tier I capital to average assets ratio was 11.9 percent at year-end 1997 and 11.9 percent at June 30, 1998. At June 30, 1998, the Corporation had a Tier I risk-based capital ratio of 16.9 percent, total risk-based capital ratio of 17.9 percent, and a leverage ratio of 11.9 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of
10.0 percent are considered "well capitalized."

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


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


     The following table summarizes the risk elements for the Corporation.
--------------------------------------------------------------------------------
(Dollars in Thousands)                    June 30,   December 31,   December 31,
                                            1998         1997           1996
--------------------------------------------------------------------------------
Non-accrual loans                         $  1,366     $  1,410       $  2,777
Loans contractually past due 90 days
   or more other than nonaccruing            1,322        1,972          1,699
Restructured loans                             428          282          1,540
                                          --------     --------       --------
 Total                                    $  3,116     $  3,664       $  6,016
                                          ========     ========       ========

--------------------------------------------------------------------------------



     Impaired loans included in the table above, totaled $2,551,000 at December 31, 1997. An allowance for losses at December 31, 1997, was not deemed necessary for impaired loans totaling $1,075,000, but an allowance of $407,000 was recorded for the remaining balance of impaired loans of $1,476,000. The average balance of impaired loans for 1997 was $3,414,000. Impaired loans totaled $2,642,000 at June 30, 1998.

     At June 30, 1998, the allowance for loan losses increased by $263,000, to $7,041,000, up slightly from year end 1997. As a percent of loans, the allowance was .98 percent, up from .96 percent at year end 1997.

     The second quarter 1998 provision of $411,000 was up from $290,000 for the same quarter in 1997. Net charge-offs amounted to $189,000 during the period. The provision of $822,000 for the six months ended June 30, 1998 was up $245,000 from the six months ended June 30, 1997. Net charge offs amounted to $559,000 during the first six months of 1998.

     The table below presents loan loss experience for the periods indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.

                                               Six Months Ended        Year Ended
                                                   June 30,           December 31,
                                               -----------------  -------------------------
                                                     1998         1997     1996     1995
                                                     ----         ----     ----     ----
                                                            (Dollars in Thousands)
Allowance for loan losses:
   Balance at beginning of period                  $6,778       $6,622    $6,696   $6,603
   Chargeoffs                                         754        1,609     1,636    1,554
   Recoveries                                         195          468       309      259
                                                   ------       ------    ------   ------
   Net chargeoffs                                     559        1,141     1,327    1,295
   Provision for loan losses                          822        1,297     1,253    1,388
                                                   ------       ------    ------   ------
   Balance at end of period                        $7,041       $6,778    $6,622   $6,696
                                                   ======       ======    ======   ======
Ratio of net chargeoffs during the
    period to average loans
    outstanding during the period                    .16%(1)      .17%      .23%     .24%
Peer Group                                           N/A          .29%      .26%     .27%

(1)   First six months annualized

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

     The Corporation's liquidity and interest sensitivity position at June 30, 1998, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

     The Corporation had a cumulative positive gap of $12,129,000 in the six month horizon at June 30, 1998, or just over 1 percent of total assets. Net interest income at a financial institution with a positive gap tends to increase when rates rise and generally decrease as interest rates decline.

     The GAP/Interest Rate Sensitive Report is a tool which displays repricing timing differences between interest sensitive assets and liabilities. The 0-180 day Sensitivity Gap Ratio depicts the institution is asset sensitive 103.2 percent.

     The Corporation places its greatest credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is known to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices nor is it able to measure the magnitude of potential future rate movements.

     The Corporation's asset liability process monitors simulated net interest income under three separate interest rate scenarios; rising (rate shock), falling (rate shock) and flat. Net Interest income is simulated over an 18 month horizon. By policy, the difference between the best performing and the worst performing rate scenarios are not allowed to show a variance greater than 5 percent.

                      Rising              Falling
                     ---------------------------------------
Prime                300 Basis Points     (300) Basis Points
Federal Funds        300                  (300)
90 Day T-Bill        310                  (275)
One Year T-Bill      290                  (270)
Three Year T-Note    290                  (265)
Five Year T-Note     290                  (255)
Ten Year T-Note      290                  (245)
Interest Checking    100                  ( 67)
MMIA Savings         150                  (100)
Money Market Index   289                  (246)
Regular Savings      100                  ( 67)

     Results for the flat, rising (rate shock), and falling (rate shock) interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over an 18 month time horizon. Balance sheet assumptions are the same under both scenarios:


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                              Flat/Base    Rising     Falling
                                              ----------------------------------
Net Interest Income (Dollars in Thousands)    $ 61,881    $ 61,691   $  59,978
Change vs. Flat/Base Scenario                                 (190)     (1,903)
Percent Change                                              (0.307)%    (3.075)%

EARNING ASSETS

     The following table presents the earning asset mix for the years ended 1997 and 1996 and at June 30, 1998.

     Loans grew by nearly $16 million from December 31, 1997, to June 30, 1998, while investment securities grew by more than $8 million during the same period.

-----------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                             June 30,    December 31,   December 31,
                                                    1998          1997           1996
                                                  --------    ------------   ------------
Federal funds sold and interest-bearing deposits  $   37.1     $   9.4         $   1.4
Investment securities available for sale             228.5       212.0           228.4
Investment securities held to maturity                26.9        35.3            47.2
Mortgage loans held for sale                            .2         0.5             0.3
Loans                                                719.0       703.3           631.4
Federal Reserve and Federal Home Loan Bank stock       3.7         3.4             3.1
                                                  --------     -------         -------
Total                                             $1,015.4     $ 963.9         $ 911.8
                                                  ========     =======         =======
-----------------------------------------------------------------------------------------

DEPOSITS, SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

     The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1997 and 1996 and at June 30, 1998.

-----------------------------------------------------------------------------------------
DEPOSITS, SHORT-TERM BORROWINGS AND
FEDERAL HOME LOAN BANK ADVANCES
(Dollars in Millions)             June 30,    December 31,    December 31,
                                    1998          1997            1996
                                  --------    ------------    ------------
Deposits                          $  883.5     $  843.8         $  794.5
Short-term borrowings                 36.2         26.8             45.0
Federal Home Loan Bank advances       24.7         20.7              9.2

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

     Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

     The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the six months ended June 30, 1997 and 1998. The years ended December 31, 1997 and 1998 are presented below as well.

     Asset yield during the six months ended June 30, 1998 declined .10 percent
(FTE) from the year ended December 31, 1997, due primarily to a continuing decline in interest rates.

     During the same period interest costs declined .04 percent resulting in a .06 percent decline in net interest income (FTE) as a percent of average earnings assets. Most of the $1.3 million increase in Net Interest Income from December 31, 1997 to June 30, 1998 is attributable to growth in earning assets which exceeded $40 million.

--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                        Interest Income     Interest Expense     Net Interest Income                   Net Interest Income
                       (FTE) as a Percent     as a Percent       (FTE) as a Percent       Average             on a
                           of Average          of Average            of Average           Earning         Fully Taxable
                         Earning Assets      Earning Assets        Earning Assets         Assets        Equivalent Basis
--------------------------------------------------------------------------------------------------------------------------
For the six months
  ended June 30,
       1998                  8.17%               3.75%                 4.42%             $981,681          $  43,414
       1997                  8.16                3.70                  4.46               932,441             41,588
For the year ended
   December 31,
       1997                  8.27                3.79                  4.48               941,351             42,139
       1996                  8.13                3.67                  4.46               880,729             39,258
Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

     The Corporation has placed emphasis on the growth of non-interest income in recent years by offering a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

OTHER INCOME

     Other income in the second quarter of 1998 exceeded the same quarter in the prior year by $395,000, or 16.8 percent.

Two major areas account for most of the increase:

     1. Revenues from fiduciary activities grew $201,000, or 23.0 percent, due to strong new business activity and markets.

     2. Other customer fees as a whole increased $114,000, or 25.5 percent, due to an increased ATM network, increased sales volume of personal money order agent fees, and increased pricing.

     Other income for the six months ended June 30, 1998 exceeded the same period in the prior year by $964,000, or 21.6 percent.

Two major areas account for most of the increase:

     1. Revenues from fiduciary activities grew $386,000, or 24.1 percent, due to strong new business activity and markets.
     2. Other customer fees as a whole increased $231,000, or 25.6 percent, due to an increased ATM network, increased sales volume of personal money order agent fees, and increased pricing.

OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. Second quarter other expense in 1998 exceeded the same quarter of the prior year by $370,000, or 5.8 percent.

Two major areas account for most of the increase:

     1. Salaries and benefit expense grew $233,000, or 6.6 percent, due to normal salary increases and staff additions.
     2. Equipment expense increased $117,000, or 21.1 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.

     Total "other expenses" represent non-interest operating expenses of the Corporation. Other expenses for the period ended June 30, 1998 exceeded the same period of the prior year by $774,000, or 6.1 percent.

Two major areas account for most of the increase:

     1. Salaries and benefit expense grew $410,000, or 5.9 percent, due to normal salary increases and staff additions.
     2. Equipment expense increased $185,000, or 16.6 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

     Income tax expense, for the three months ended June 30, 1998, increased by $39,000 over the same period in 1997, due to a $130,000 increase in pre-tax net income, mitigated somewhat by a $60,000 increase in tax-exempt income. Likewise, the increase of $296,000 for the six months ended June 30, 1998, as compared to the same period in 1997, results from a $782,000 increase in pre-tax net income, mitigated somewhat by a $142,000 increase in tax exempt income.

YEAR 2000

     The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The Year 2000 Issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Corporation is utilizing both internal and external resources to identify, correct or reprogram and test the systems for the Year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the April 17, 1998 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

     Election of Directors - The following directors were elected for a term of three years.

----------------------------------------------------------------
                        Vote Count
                            For          Against      Abstained
                       ------------     ---------     ---------
Michael L. Cox         6,018,074.10     54,661.27     17,360.00
Norman M. Johnson      6,064,588.10      8,147.27     17,360.00
George A.Sissel        6,024,136.92     48,598.45     17,360.00
Robert M. Smitson      6,072,694.10         41.27          0.26

     Selection of Independent Public Accountants - Geo. S. Olive
& Co., LLC, Indianapolis, Indiana Votes For - 6,071,102.87,
Votes Against - 15,195.31, Votes Abstained - 3,797.19.
----------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:


                                                                    Form 10-Q
                                                                      Page
         Exhibit No.:   Description of Exhibit:                      Number
         ------------   -----------------------                      ------
            27          Financial Data Schedule,
                         Period Ending March 31, 1998 . . . . . .. .    21



         (b)  Reports on Form 8-K:

              No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST MERCHANTS CORPORATION
                                          (Registrant)



 Date     August 10, 1998          by /S/ Michael L. Cox
       ---------------------          --------------------------------------
                                          Michael L. Cox
                                          Executive Vice President
                                          and Director


 Date     August 10, 1998          by /s/ James L. Thrash
       ---------------------          --------------------------------------
                                          James L. Thrash
                                          Chief Financial & Principal
                                          Accounting Officer