Form 10-Q
period 1998-09-30
FIRST MERCHANTS CORP
filed 1998-11-12
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998


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


     As of August 26, 1998, there were outstanding 10,078,994 common shares, without par value, of the registrant.



     The exhibit index appears on page 2.

     This report including the cover page contains a total of 21 pages.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                       Page No.
PART I.   Financial information:                                       --------
Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheet                                3

          Consolidated Condensed Statement of Income                          4

          Consolidated Condensed Statement of
          Comprehensive Income                                                5

          Consolidated Condensed Statement of Changes in
          Stockholders' Equity                                                6

          Consolidated Condensed Statement of Cash Flows                      7

          Notes to Consolidated Condensed Financial Statements                8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                12

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                        19


PART II.  Other Information:

Item 4.   Submission of Matters to a Vote of Security Holders                20

Item 6.   Exhibits and Reports of Form 8-K                                   20

Signatures                                                                   21


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   September 30,       December 31,
                                                                        1998               1997
                                                                   -------------       ------------
ASSETS:
   Cash and due from banks                                          $   31,960          $   33,127
   Federal funds sold                                                    2,200               9,050
                                                                    ------------        -----------

      Cash and cash equivalents                                         34,160              42,177
   Interest-bearing deposits                                               289                 385
   Investment securities available for sale                            289,348             212,040
   Investment securities held to maturity                               23,363              35,332
   Mortgage loans held for sale                                            731                 471
   Loans                                                               733,659             703,313
      Less:   Allowance for loan losses                                 (7,202)             (6,778)
                                                                    ------------        -----------
         Net loans                                                     726,457             696,535
   Premises and equipment                                               17,769              15,382
   Federal Reserve and Federal Home Loan Bank stock                      3,723               3,373
   Interest receivable                                                   9,396               8,968
   Core deposit intangibles and goodwill                                 2,993               1,625
   Others assets                                                         5,650               3,848
                                                                    ------------        -----------
         Total assets                                               $1,113,879          $1,020,136
                                                                    ============        ===========

LIABILITIES:
   Deposits:
      Noninterest-bearing                                           $   96,122          $  115,613
      Interest-bearing                                                 764,466             728,199
                                                                    ------------        -----------
         Total deposits                                                860,588             843,812
   Securities sold under repurchase agreements                          78,302              15,398
   Federal funds purchased and other short-term borrowings               7,405              11,431
   Federal Home Loan Bank advances                                      29,704              20,700
   Interest payable                                                      3,876               3,615
   Other liabilities                                                     4,177               3,211
                                                                    ------------        -----------
         Total liabilities                                             984,052             898,167
STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 20,000,000 shares
      Issued and outstanding -- 10,078,914 and 9,996,658 shares          1,260               1,250
   Additional paid-in capital.                                          24,818              23,723
   Retained earnings                                                   101,207              95,449
   Accumulated other comprehensive income                                2,542               1,547
                                                                    ------------        -----------
         Total stockholders' equity                                    129,827             121,969
                                                                    ------------        -----------
         Total liabilities and stockholders' equity                 $1,113,879          $1,020,136
                                                                    ============        ===========
See notes to consolidated condensed financial statements.



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months Ended          Nine Months Ended
                                                                  September 30,               September 30,
                                                                1998          1997          1998          1997
                                                             ---------     ---------     ---------     ---------
Interest Income:
   Loans receivable
      Taxable                                                $  16,043     $  15,288     $  47,153     $  44,004
      Tax exempt                                                    51            28           155            87
   Investment securities:
      Taxable                                                    2,701         2,588         7,475         8,395
      Tax exempt                                                 1,160         1,064         3,378         3,185
   Federal funds sold                                              114                         623            27
   Deposits with financial institutions                              3             6            13            12
   Federal Reserve and Federal Home Loan Bank stock                 73            68           206           196
                                                             ---------     ----------    ---------     ----------
         Total interest income                                  20,145        19,042        59,003        55,906
                                                             ---------     ----------    ---------     ----------
Interest expense:
   Deposits                                                      8,531         8,157        25,509        23,487
   Securities sold under repurchase agreements                     573           419         1,027         1,211
   Federal funds purchased and other short-term borrowings         190           271           423         1,051
   Federal Home Loan Bank advances                                 393           285         1,129           627
                                                             ---------     ----------    ---------     ----------
      Total interest expense                                     9,687         9,132        28,088        26,376
                                                             ---------     ----------    ---------     ----------
Net Interest Income                                             10,458         9,910        30,915        29,530
Provision for loan losses                                          446           375         1,268           952
                                                             ---------     ----------    ---------     ----------
Net Interest Income After Provision for Loan Losses             10,012         9,535        29,647        28,578
                                                             ---------     ----------    ---------     ----------
Other Income:
   Net realized gains (losses) on sales of
      available-for-sale securities                                 68            (4)          119            (3)
   Other income                                                  2,889         2,295         8,266         6,758
                                                             ---------     ----------    ---------     ----------

Total other income                                               2,957         2,291         8,385         6,755
Total other expenses                                             6,966         6,486        20,358        19,104
                                                             ---------     ----------    ---------     ----------
Income before income tax                                         6,003         5,340        17,674        16,229
Income tax expense                                               2,112         1,804         6,161         5,557
                                                             ---------     ----------    ---------     ----------
Net Income                                                   $   3,891     $   3,536     $  11,513     $  10,672
                                                             =========     ==========    =========     ==========

Per share:
   Net Income:
      Basic                                                  $     .39     $     .35     $    1.15     $    1.07
      Diluted                                                      .38           .35          1.13          1.06
   Dividends                                                       .20           .19           .57           .51



See notes to consolidated condensed financial statements.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                                    Three Months Ended          Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                    1998          1997          1998         1997
                                                                                 ---------     ---------     ---------    ---------
Net Income                                                                       $   3,891     $   3,536     $  11,513    $  10,672
                                                                                 ---------     ----------    ---------    ----------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains arising during the period, net of income tax
         (732), (390), (616), and (291)                                              1,099           585           924          437
      Less: Reclassification adjustment for gains (losses) included
         in net income, net of income tax (28), 2, (48), and 1                          40            (2)           71           (2)
                                                                                 ---------     ----------    ---------     ---------
                                                                                     1,139           583           995          435
                                                                                 ---------     ----------    ---------     ---------
Comprehensive income                                                             $   5,030     $   4,119     $  12,508     $  11,107
                                                                                 =========     ==========    =========     =========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                          1998       1997
                                                        --------   --------
Balances, January 1                                     $121,969   $112,687
Net income                                                11,513     10,672
Cash dividends                                            (5,755)    (5,038)
Net change in accumulated other comprehensive income         995        435
Stock issued under employee benefit plans                    384        292
Stock issued under dividend reinvestment and
   stock purchase plan                                       511        539
Stock options exercised                                      210        127
                                                        ---------  ---------
Balances, September 30                                  $129,827   $119,714
                                                        =========  =========

See notes to consolidated condensed financial statements


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30
                                                              1998          1997
                                                            ---------     --------
Cash Flows From Operating Activities:
   Net income                                               $ 11,513      $ 10,672
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Provision for loan losses                                1,268           952
      Depreciation and amortization                            1,466         1,312
      Securities amortization, net                               153           245
      Securities losses (gains), net                            (106)            3
      Mortgage loans originated for sale                      (5,982)       (3,849)
      Proceeds from sales of mortgage loans                    5,722         3,661
      Change in interest receivable                             (428)         (441)
      Change in interest payable                                 261           344
      Other adjustments                                       (1,352)         (191)
                                                            ---------     ---------
         Net cash provided by operating activities            12,515        12,708
                                                            ---------     ---------

Cash Flows From Investing Activities:
   Net change in interest-bearing deposits                        96            29
   Purchases of
      Securities available for sale                         (140,342)      (47,126)
      Securities held to maturity                                (90)       (1,760)
   Proceeds from maturities of
      Securities available for sale                           58,975        54,667
      Securities held to maturity                             11,834        12,649
   Proceeds from sales of
      Securities available for sale                            5,886         8,551
   Net change in loans                                       (31,190)      (71,021)
   Purchases of premises and equipment                        (4,162)       (1,329)
   Other investing activities                                 (1,547)          310
                                                            ---------     ---------
      Net cash provided by investing activities             (100,540)      (45,030)
                                                            ---------     ---------

                                                                           (continued)



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                         1998             1997
                                                                      ----------       ----------
Cash Flows From Financing Activities:
   Net change in
       Demand and savings deposits                                    $ (19,491)       $ (27,487)
       Certificates of deposit and other time deposits                   36,267           22,402
       Securities sold under repurchase agreements                       62,904           15,322
       Federal funds purchased and other short-term borrowings           (4,026)          12,443
   Federal Home Loan Bank advances                                        9,062            9,550
   Repayment of Federal Home Loan Bank advances                             (58)
   Cash dividends                                                        (5,755)          (5,038)
   Stock issued under employee benefit plans                                384              292
   Stock issued under dividend reinvestment and stock purchase plan         511              539
   Stock options exercised                                                  210              127
                                                                      ----------       ----------
      Net cash provided by financing activities                          80,008           28,150
                                                                      ----------       ----------
Net Change in Cash and Cash Equivalents                                  (8,017)          (4,172)
Cash and Cash Equivalents, January 1                                     42,177           35,032
                                                                      ----------       ----------
Cash and Cash Equivalents, September 30                               $  34,160        $  30,860
                                                                      ==========       ==========

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 3.  Acquisitions

On August 20, 1998, the Corporation signed a definitive agreement to acquire all of the outstanding shares of Jay Financial Corporation, Portland, Indiana. Under terms of the agreement, the Corporation will issue approximately 1,099,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by appropriate regulatory agencies. Although the Corporation anticipates that the merger will be consummated during the first quarter of 1999, there can be no assurance that the acquisition will be completed. At December 31, 1997, Jay
Financial Corporation, had total assets and stockholders' equity of $104,977,000 and $13,627,000, respectively.

On October 27, 1998, the Corporation signed a definitive agreement to acquire all of the outstanding shares of Anderson Community Bank, Anderson, Indiana.
Under terms of the agreement, the Corporation will issue approximately 811,000 shares of its common stock. The transaction will be accounted for under the pooling of interests method of accounting and is subject to approval by appropriate regulatory agencies. Although the Corporation anticipates that the merger will be consummated during the first quarter of 1999, there can be no assurance that the acquisition will be completed. At December 31, 1997, Anderson
Community Bank had total assets and stockholders' equity of $62,836,000 and $6,448,000, respectively. The Anderson Community Bank will merge with Pendleton
Banking Company, an affiliate bank of First Merchants Corporation, to form The
Madison Community Bank.


NOTE 4.  Investment Securities

                                                              Gross           Gross
                                             Amortized      Unrealized      Unrealized      Fair
                                                Cost          Gains           Losses        Value
                                             ----------     -----------     ----------    ---------
Available for sale at September 30, 1998:
   U.S. Treasury                             $  13,842         $  125         $           $  13,967
   Federal agencies                             60,385            832                        61,217
   State and municipal                          81,864          2,666              1         84,529
   Mortgage-backed securities                   77,881            460             40         78,301
   Other asset-backed securities                30,279                            17         30,262
   Corporate obligations                        20,632            192              2         20,822
   Marketable equity security                      250                                          250
                                             ----------        -------        -------     ---------
         Total available for sale              285,133          4,275             60        289,348
                                             ----------        -------        -------     ---------

Held to maturity at September 30, 1998:
   U.S. Treasury                                   249              5                           254
   Federal agencies                                500              3                           503
   State and municipal                          19,307            358              2         19,663
   Mortgage-backed securities                    1,017              6                         1,023
   Other asset-backed securities                 2,290                            46          2,244
                                             ----------        -------        -------     ---------
         Total held to maturity                 23,363            372             48         23,687
                                             ----------        -------        -------     ---------
         Total investment securities         $ 308,496         $4,647         $  108      $ 313,035
                                             ==========        =======        =======     =========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

                                                              Gross           Gross
                                             Amortized      Unrealized      Unrealized      Fair
                                                Cost          Gains           Losses        Value
                                             ----------     -----------     ----------    ---------
Available for sale at December 31, 1997:
   U.S. Treasury                             $  19,207         $  104         $   11      $  19,300
   Federal agencies                             66,783             40             48         67,140
   State and municipal                          67,842          1,815             28         69,629
   Mortgage-backed securities                   36,682            362             86         36,958
   Other asset-backed securities                   487              2             54            435
   Corporate obligations                        18,219            139             30         18,328
   Marketable equity securities                    250                                          250
                                             ----------        -------        -------     ---------
      Total available for sale                 209,470          2,827            257        212,040
                                             ----------        -------        -------     ---------

Held to maturity at December 31, 1997:
   U.S. Treasury                                   249                             2            247
   Federal agencies                              3,412              6              1          3,417
   State and municipal                          26,206            252              2         26,456
   Mortgage-backed securities                    1,255              4              1          1,258
   Other asset-backed securities                 4,210              7            166          4,051
                                             ----------        -------        -------     ---------
      Total held to maturity                    35,332            269            172         35,429
                                             ----------        -------        -------     ---------
      Total investment securities            $ 244,802         $3,096         $  429      $ 247,469
                                             ==========        =======        =======     =========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.     Loans and Allowance

                                                                    September 30,      December 31,
                                                                        1998               1997
                                                                    -------------      ------------
Loans:
   Commercial and industrial loans                                  $    155,831       $   148,281
   Bankers' acceptances and loans to financial institutions                  900               705
   Agricultural production financing and other loans to farmers           19,741            16,764
   Real estate loans:
      Construction                                                        26,544            21,389
      Commercial and farmland                                             95,254            97,503
      Residential                                                        306,652           287,072
   Individuals' loans for household and other personal expenditures      123,856           125,706
   Tax-exempt loans                                                        2,509             2,598
   Other loans                                                             2,565             3,782
   Unearned interest on loans                                               (193)             (487)
                                                                    -------------      ------------
         Total                                                      $    733,659       $   703,313
                                                                    =============      ============

                                                                           Nine Months Ended
                                                                              September 30
                                                                           1998          1997
                                                                        ---------    ----------
Allowance for loan losses:

   Balances, January 1.                                                 $  6,778     $   6,622
   Provision for losses                                                    1,268           952
   Recoveries on loans                                                       286           386
   Loans charged off                                                      (1,130)       (1,175)
                                                                        ---------    ----------
   Balances, September 30                                               $  7,202     $   6,785
                                                                        =========    ==========

NOTE 6.     Net Income Per Share


                                                        Three Months Ended September 30,
                                                      1998                              1997
                                        -------------------------------     -------------------------------
                                                 Weighted-                           Weighted-
                                                  Average     Per Share               Average     Per Share
                                        Income    Shares        Amount      Income    Shares        Amount
                                        ------    ---------   ---------     ------    ---------   ---------
Basic net income per share:
   Net income available to
      common stockholders               $3,891    10,071,921    $  .39      $3,536    9,974,990     $  .35
                                                                ======                              ======
Effect of dilutive stock options                     150,955                            126,621
                                        ------    ----------                ------   ----------
Diluted net income per share:
   Net income available to
      common stockholders
      and assumed conversions           $3,891    10,222,876    $  .38      $3,536   10,101,611     $  .35
                                        ======    ==========    ======      ======   ==========     ======

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                                         Nine Months Ended September 30,
                                                     1998                              1997
                                        -------------------------------     -------------------------------
                                                 Weighted-                           Weighted-
                                                  Average     Per Share               Average     Per Share
                                        Income    Shares        Amount      Income    Shares        Amount
                                        -------   ---------   ---------     ------    ---------   ---------
Basic net income per share:
   Net income available to
      common stockholders               $11,513   10,033,964    $ 1.15      $10,672   9,936,864     $ 1.07
                                                                ======                              ======
Effect of dilutive stock options                     163,121                            128,181
                                        -------   ----------                -------  ----------
Diluted net income per share:
   Net income available to
      common stockholders
      and assumed conversions           $11,513   10,197,085    $ 1.13      $10,672  10,065,045     $ 1.06
                                        =======   ==========    ======      =======  ==========     ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Congress passed the Private Securities Litigation Report Act of 1995 to encourage corporations to provide investors with information about the company's anticipated future financial performance, goals, and strategies. The act anticipated future financial performance, goals, and strategies. The act provides a safe harbor for such disclosure, or in other words, protection from unwarranted litigation if actual results are not the same as management's expectations.

     First Merchants Corporation desires to provide its shareholders with sound information about past performance and future trends. Consequently, this Quarterly Report, including Management's Discussion and Analysis of financial Condition and Results of Operations, contains forward-looking statements that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by First Merchants Corporation's statements due to a variety of factors including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the successful integration of acquired businesses; the nature and extent of governmental actions and reform; and extended disruption of vital infrastructure. The management of First Merchants Corporation encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance.


RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 1998, was $3,891,000, compared to $3,536,000 earned in the same period of 1997, an increase of 10.0 percent. Diluted net income per share was $.38 for the three months ended September 30, 1998, compared to $.35 for the three months ended September 30, 1997, an increase of 8.6 percent.

     Net income for the first nine months of 1998 was $11,513,000 compared to $10,672,000 earned in the same period of 1997, an increase of 7.9 percent. Diluted net income per share was $1.13 and $1.06 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 6.6 percent.

     The increase in earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $1,385,000 or 4.7 percent over the first nine months of 1997 due to growth in earning assets of 9.3 percent. Noninterest income increased $1,630,000 or 24.1 percent over the first nine months of 1997 due primarily to increased revenues from fiduciary activities and commission income.

     Annualized returns on average assets and average shareholder's equity for quarter ended September 30, 1998 were 1.45 percent and 12.16 percent, respectively, compared with 1.42 percent and 11.96 percent for the same period of 1997. For the nine months ended September 30, 1998, annualized returns on average assets and shareholder's equity were 1.47 percent and 12.23 percent, respectively, compared to 1.44 percent and 12.29 percent for the same nine month period in 1997.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

CAPITAL

     The Corporation's capital strength continues to exceed regulatory minimums and peer group averages. Management believes that strong capital is a distinct advantage in the competitive environment in which the Corporation operates and will provide a solid foundation for continued growth.

     The Corporation's Tier I capital to average assets ratio was 11.9 percent at year-end 1997 and 11.9 percent at September 30, 1998. At September 30, 1998, the Corporation had a Tier I risk-based capital ratio of 16.3 percent, total risk-based capital ratio of 17.2 percent, and a leverage ratio of 11.9 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of
10.0 percent are considered "well capitalized."

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


     The following table summarizes the risk elements for the Corporation.
-----------------------------------------------------------------------------------
(Dollars in Thousands)                  September 30,   December 31,   December 31,
                                            1998            1997           1996
-----------------------------------------------------------------------------------
Non-accrual loans                          $ 1,377         $ 1,410        $ 2,777
Loans contractually past due 90 days
   or more other than nonaccruing            2,229           1,972          1,699
Restructured loans                             418             282          1,540
                                           -------         -------        -------
 Total                                     $ 4,024         $ 3,664        $ 6,016
                                           =======         =======        =======
-----------------------------------------------------------------------------------

     Impaired loans included in the table above, totaled $2,551,000 at December 31, 1997. An allowance for losses at December 31, 1997, was not deemed necessary for impaired loans totaling $1,075,000, but an allowance of $407,000 was recorded for the remaining balance of impaired loans of $1,476,000. The average balance of impaired loans for 1997 was $3,414,000. Impaired loans totaled $2,562,000 at September 30, 1998. The average balance of impaired loans as of September 30, 1998 totaled $2,658,000.

     At September 30, 1998, the allowance for loan losses increased by $424,000, to $7,202,000, up slightly from year end 1997. As a percent of loans, the allowance was .98 percent, up from .96 percent at year end 1997.

     The third quarter 1998 provision of $446,000 was up from $375,000 for the same quarter in 1997. Net charge-offs amounted to $285,000 during the quarter. The provision of $1,268,000 for the nine months ended September 30, 1998 was up $316,000 from the same period in 1997. Net charge offs amounted to $844,000 during the first nine months of 1998.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


     The table below presents loan loss experience for the periods indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.


                                      Nine Months Ended               Year Ended
                                        September 30,                December 31,
                                      -----------------           ------------------
                                       1998      1997          1997      1996      1995
                                       ----      ----          ----      ----      ----
                                                    (Dollars in Thousands)
Allowance for loan losses:
   Balance at beginning of period    $6,778    $6,622        $6,622     $6,696    $6,603
                                     ------    ------        ------     ------    ------
   Chargeoffs                         1,130     1,175         1,609      1,636     1,554
   Recoveries                           286       386           468        309       259
                                     ------    ------        ------     ------    ------
   Net chargeoffs                       844       789         1,141      1,327     1,295
   Provision for loan losses          1,268       952         1,297      1,253     1,388
                                     ------    ------        ------     ------    ------
   Balance at end of period          $7,202    $6,785        $6,778     $6,622    $6,696
                                     ======    ======        ======     ======    ======

Ratio of net chargeoffs during the
    period to average loans
    outstanding during the period      .16%(1)   .15%(1)       .17%       .23%      .24%
Peer Group                             N/A       N/A           .29%       .26%      .27%

(1)  First nine months annualized


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

     The Corporation's liquidity and interest sensitivity position at September 30, 1998, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

     The Corporation had a cumulative negative gap of $28,227,000 in the six month horizon at September 30, 1998, or just over 2.5 percent of total assets. Net interest income at a financial institution with a negative gap tends to decrease when rates rise and generally increase as interest rates decline.

     The GAP/Interest Rate Sensitive Report is a tool which displays repricing timing differences between interest sensitive assets and liabilities. The 0-180 day Sensitivity Gap Ratio depicts the institution is liability sensitive 92.9 percent.

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

     Assumed interest rate changes are simulated to move incrementally over 18 months. The total rate movement (beginning point less ending point) to noteworthy interest rate indexes are as follows:


                              Rising                 Falling
                            ---------------------- ------------------------
Prime                         300   Basis Points     (300)   Basis Points
Federal Funds                 300                    (300)
90 Day T-Bill                 310                    (275)
One Year T-Bill               290                    (270)
Three Year T-Note             290                    (265)
Five Year T-Note              290                    (255)
Ten Year T-Note               290                    (245)
Interest Checking             100                    ( 67)
MMIA Savings                  150                    (100)
Money Market Index            269                    (266)
Regular Savings               100                    ( 67)


     Results for the flat, rising (rate shock), and falling (rate shock) interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over an 18 month time horizon. Balance sheet assumptions are the same under both scenarios:


                                              Flat/Base     Rising     Falling
                                              ----------------------------------
Net Interest Income (Dollars in Thousands)     $61,385      $62,220    $58,912
Change vs. Flat/Base Scenario                                   385     (2,473)
Percent Change                                                1.36%     (4.03%)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


EARNING ASSETS

     The following table presents the earning asset mix as of September 30, 1998, and December 31, 1997, and December 31, 1996.

     Loans grew by nearly $31 million from December 31, 1997, to September
30, 1998, while investment securities grew by more than $65 million during the same period.

--------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                               September 30,     December 31,    December 31,
                                                        1998              1997            1996
                                                    -------------     ------------    ------------
Federal funds sold and interest-bearing deposits    $        2.5      $       9.4     $       1.4
Investment securities available for sale                   289.3            212.0           228.4
Investment securities held to maturity                      23.4             35.3            47.2
Mortgage loans held for sale                                  .7              0.5             0.3
Loans                                                      733.7            703.3           631.4
Federal Reserve and Federal Home Loan Bank stock             3.7              3.4             3.1
                                                    ------------      -----------     -----------
Total                                               $    1,053.3      $     963.9     $     911.8
                                                    ============      ===========     ===========
--------------------------------------------------------------------------------------------------

DEPOSITS, SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, FEDERAL FUNDS SOLD AND OTHER SHORT-TERM BORROWING

     The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1997 and 1996 and at September 30, 1998.

--------------------------------------------------------------------------------------------------
(Dollars in Millions)                               September 30,     December 31,    December 31,
                                                        1998              1997            1996
                                                    -------------     ------------    ------------
Deposits                                             $  860.6          $  843.8        $  794.5
Securities sold under repurchase agreements              78.3              15.4            20.0
Federal funds purchased
   and other short-term borrowings                        7.4              11.4            25.0
Federal Home Loan Bank advances                          29.7              20.7             9.2

     The Corporation, in an attempt to leverage its large capital position, borrowed $51,000,000 in the form of repurchase agreements and pledged the acquired investment securities as collateral against the borrowings. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis under the heading Liquidity, Interest Sensitivity, and Disclosures about Market Risk. The effect on the Corporation's capital ratios is minimal as the Corporation remains adequately capitalized.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

     Net Interest Income is the primary source of the Corporation's earnings.
It is a function of net interest margin and the level of average earning assets.

     The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months and nine months ended September 30, 1998 and 1997.

     Net interest income (FTE) for the three months ended September 30, 1998 increased by $611,000, or 5.8 percent over the same period in 1997, due to an increase in earning assets of over $77 million. For the same period interest income and interest expense, as a percent of average earning assets, declined by .17 and .07 percent, respectively, due to a decline in interest rates and margin compression.

     Net interest income for the nine months ended September 30, 1998 increased $1,524,000, or 4.9 percent over the same period in 1997, due to an increase in earning assets of $57 million. Net interest income (FTE), as a percent of average earning assets, during the same period declined .05 percent due primarily to declining interest rates and increased non-deposit funds.


--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                          Interest Income     Interest Expense     Net Interest Income               Net Interest Income
                         (FTE) as a Percent     as a Percent       (FTE) as a Percent     Average           on a
                             of Average          of Average            of Average         Earning       Fully Taxable
                           Earning Assets      Earning Assets        Earning Assets       Assets      Equivalent Basis
--------------------------------------------------------------------------------------------------------------------------
For the three months
   ended September 30,
        1998                   8.18%               3.81%                 4.37%            $1,017,322     $  11,110
        1997                   8.35                3.88                  4.47                940,102        10,499
For the nine months
   ended September 30,
        1998                   8.19                3.78                  4.41                992,050        32,817
        1997                   8.22                3.76                  4.46                935,023        31,293
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

OTHER INCOME

     Other income in the third quarter of 1998 exceeded the same quarter in the prior year by $666,000, or 29.1 percent.

Two major areas account for most of the increase:

     1. Revenues from fiduciary activities grew $284,000, or 34.6 percent, due to strong new business activity and markets.
     2. Commission income increased $274,000, due primarily to the acquisition of First Merchants Insurance Services, Inc., on April 1, 1998.

     Other income for the nine months ended September 30, 1998 exceeded the same period in the prior year by $1,630,000, or 24.1 percent.

Two major areas account for most of the increase:

     1. Revenues from fiduciary activities grew $670,000, or 27.7 percent, due to strong new business activity and markets.
     2. Commission income increased $492,000, due to the acquisition of First Merchants Insurance Services, Inc., on April 1, 1998.
     3. Other customer fees as a whole increased $265,000, or 18.4 percent, due to an increased ATM network, increased sales volume of personal money order agent fees, and increased pricing.

OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. Third quarter other expense in 1998 exceeded the same quarter of the prior year by $480,000, or 7.4 percent.

Two major areas account for most of the increase:

     1. Salaries and benefit expense grew $394,000, or 11.0 percent, due to normal salary increases and staff additions.
     2. Net occupancy expense grew $123,000, or 31.7 percent, due to increasing branch network.

     Total "other expenses" represent non-interest operating expenses of the Corporation. Other expenses for the nine month period ended September 30, 1998 exceeded the same period of the prior year by $1,254,000, or 6.6 percent.

Two major areas account for most of the increase:

     1. Salaries and benefit expense grew $803,000, or 7.6 percent, due to normal salary increases and staff additions.
     2. Equipment expense increased $247,000, or 14.4 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.

     Both the three months and nine months ended September 30, 1998 expenses are offset by a change from cash basis accounting for inventory to GAAP accounting. First Merchants Corporation reclassified approximately $200,000 of expenses into inventory.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


INCOME TAXES

     Income tax expense, for the three months ended September 30, 1998, increased by $308,000 over the same period in 1997, due to a $663,000 increase in pre-tax net income, mitigated somewhat by a $119,000 increase in tax-exempt income. Likewise, the increase of $604,000 for the nine months ended September 30, 1998, as compared to the same period in 1997, results from a $1,445,000 increase in pre-tax net income, mitigated somewhat by a $261,000 increase in tax exempt income.

YEAR 2000

     The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The Year 2000 Issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Corporation is utilizing both internal and external resources to identify, correct or reprogram and test the systems for the Year 2000 compliance. The corporation began the testing phase during the third quarter of 1998. The target date for the completion of core application testing is December 31, 1998.

     The Corporation has contacted the companies that supply or service our material operations to certify that their respective computer systems are Year 2000 compliant. We have established a December 31, 1998 deadline for these companies to provide this certification, which should provide our service providers with adequate time to make their systems Year 2000 compliant. This deadline should also provide us sufficient time to identify and contract with alternative service providers to replace those providers who cannot certify that they are, or soon will be Year 2000 compliant. We do not expect the expense of such changes in suppliers or servicers to be material to our operations, financial condition, or results.

     In addition to possible expenses related to our own systems and those of our service providers, we could incur losses if Year 2000 problems affect any of our depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of our significant borrowers or impairing the payroll systems of large employers in our market area. Because our loan portfolio to corporate and individual borrowers is diversified and our market area does not depend significantly upon one employer or industry, we do not expect any such Year 2000 related difficulties that may affect our depositors and borrowers to significantly affect our net earnings or cash flow.

     Our Board of Directors review on a quarterly basis our progress in addressing Year 2000 issues. We believe that our costs related to upgrading our systems and software for Year 2000 compliance will not exceed $900,000. As of September 30, 1998, we have spent approximately $600,000 in connection with Year 2000 compliance, of the $600,000 approximately $550,000 has been capitalized as the Corporation replaces non-compliant systems. Although we believe we are taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that we will not incur significant additional expenses in future periods.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:


                                                                     Form 10-Q
                                                                       Page
         Exhibit No.:  Description of Exhibit:                        Number
         ------------  -----------------------                        ------
             27        Financial Data Schedule,
                         Period Ending September 30, 1998 . . . . . .    21



         (b)  Reports on Form 8-K:

              A report on Form 8-K, dated August 11, 1998, was filed under report item number 5, concerning First Merchants Corporation's declaration of a 3-for-2 stock split effective October 23, 1998.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST MERCHANTS CORPORATION
                                          (Registrant)



 Date    November 11, 1998         by /s/ Michael L. Cox
      -----------------------         -------------------------------
                                          Michael L. Cox
                                          President and Director



 Date    November 10, 1998         by /s/ James L. Thrash
      -----------------------         -------------------------------
                                          James L. Thrash
                                          Chief Financial & Principal
                                          Accounting Officer