Form 10-K405
period 1998-12-31
FIRST MERCHANTS CORP
filed 1999-03-31
CIK 712534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission file number 0-17071

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $231,676,424 as of March 5, 1999.

As of March 5, 1999 there were outstanding 10,072,888 common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
      Documents                                  Into Which Incorporated
      ---------                                  -----------------------
1998 Annual Report to Stockholders            Part II (Items 5, 6, 7, 7A, and 8)
Definitive Proxy Statement for
  Annual Meeting of Shareholders
  to be held April 14, 1999                   Part III (Items 10 through 13)


Exhibit Index: Page 26

FORM 10-K TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                      Form 10-K
                                                                        Page
                                                                       Number
Part I

  Item 1  - Business.........................................................3

  Item 2  - Properties......................................................19

  Item 3  - Legal Proceedings...............................................19

  Item 4  - Submission of Matters to a Vote of Security Holders.............19

  Supplemental Information - Executive Officers of the Registrant...........20

Part II

  Item 5  - Market For the Registrant's Common Equity and
            Related Stockholder Matters.....................................21

  Item 6  - Selected Financial Data.........................................21

  Item 7  - Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................21

  Item 7A - Quantitative and Qualitative Disclosures about Market Risk......21

  Item 8  - Financial Statements and Supplementary Data.....................21

  Item 9  - Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosures............................21

Part III

  Item 10  - Directors and Executive Officers of the Registrant.............21

  Item 11  - Executive Compensation.........................................21

  Item 12  - Security Ownership of Certain Beneficial
             Owners and Management..........................................21

  Item 13  - Certain Relationships and Related Transactions.................22

Part IV

  Item 14  - Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K............................................22

Signatures..................................................................24

                                     PART I

ITEM 1. BUSINESS.
--------------------------------------------------------------------------------

GENERAL

First Merchants Corporation (the "Corporation") was incorporated under Indiana law on September 20, 1982, as the bank holding company for First Merchants Bank, National Association ("First Merchants"), a national banking association incorporated in 1893. Prior to December 16, 1991, First Merchants' name was The Merchants National Bank of Muncie. On November 30, 1988, the Corporation acquired Pendleton Banking Company ("Pendleton"), a state chartered commercial bank organized in 1872. On July 31, 1991, the Corporation acquired First United Bank ("First United"), a state chartered commercial bank organized in 1882. On August 1, 1996, the Corporation acquired The Union County National Bank of Liberty ("Union County"), a national banking association incorporated in 1872. On October 2, 1996, the Corporation acquired The Randolph County Bank ("Randolph County"), a state chartered commercial bank founded in 1865. On April 1, 1998, Pendleton acquired the Muncie office of Insurance and Risk Management, Inc., which was renamed, on April 1, 1998, First Merchants Insurance Services, Inc.

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

As of December 31, 1998, the Corporation had consolidated assets of $1.177 billion, consolidated deposits of $926.8 million and stockholders' equity of $131.5 million.

The Corporation is headquartered in Muncie, Indiana, and is presently engaged in conducting commercial banking business through the 27 offices of its five banking subsidiaries. As of December 31, 1998, the Corporation and its subsidiaries had 492 full-time equivalent employees.

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

At the present time, management of the Corporation has signed definitive agreements with both Jay Financial Corporation and Anderson Community Bank regarding their affiliation with the Corporation.

--------------------------------------------------------------------------------
COMPETITION

The Corporation's banking subsidiaries are located in Delaware, Fayette, Hamilton, Henry, Madison, Wayne, Randolph, and Union counties in Indiana and Butler county in Ohio. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the banking subsidiaries compete vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas.

SUPERVISION AND REGULATION

The Corporation is a bank holding company ("BHC") subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act generally requires a BHC to obtain prior approval of the Federal Reserve Board (the "FRB") to acquire or hold more than a 5% voting interest in any bank. The Act restricts the non-banking activities of BHCs to those which are closely related to banking activities. As a result of the provisions in the Financial Institutional Reform, Recovery and Enforcement Act of 1989, BHCs may now own and operate savings and loan associations or savings banks which, in the past, was prohibited. First Merchants and Union County are national banks and are supervised, regulated and examined by the Comptroller of the Currency. Pendleton, First United, and Randolph County are state banks and are supervised, regulated and examined by the Indiana Department of Financial Institutions (the "DFI"). In addition, First Merchants, as a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve. In addition, Pendleton, First United, and
Randolph County, which are not members of the Federal Reserve System, are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First Merchants, Union County, Pendleton, First United, and Randolph County (the "Banks") are insured by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines their activities represent an unsafe and unsound practice or violation of law.

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

--------------------------------------------------------------------------------
SUPERVISION AND REGULATION (continued)

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

CAPITAL REQUIREMENTS

The Corporation and its subsidiary banks must meet certain minimum capital requirements mandated by the FRB, the FDIC and DFI. These regulatory agencies require BHCs and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. As of January 1, 1991, the FRB required bank holding companies to maintain a minimum Tier 1 leverage ratio to 3 per cent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 ratio is 3 per cent plus an additional cushion of 100 to 200 basis points. As of December 31, 1998, the Corporation's leverage ratio of capital to total assets was 11.9 per cent.

The FRB and FDIC each have approved the imposition of "risk-adjusted" capital ratios on BHCs and financial institutions. The Corporation and its subsidiaries had capital to assets ratios and risk-adjusted capital ratios at December 31, 1998, in excess of the applicable regulatory minimum requirements.

--------------------------------------------------------------------------------
CAPITAL REQUIREMENTS (continued)

The following table summarizes the Corporation's risk-adjusted capital ratios under FRB guidelines at December 31, 1998:

                                        Corporation's             Regulatory
                                         Consolidated              Minimum
                                             Ratio                Requirement
                                        -------------             -----------

Tier 1 Capital to Risk-Weighted
  Assets Ratio..................             16.0%                    4.0%
Total Capital to Risk-Weighted
  Assets Ratio..................             16.9%                    8.0%

                                                                         Page 6

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


                                                          1998                         1997                         1996
                                               --------------------------   --------------------------   --------------------------
                                                        Interest                     Interest                     Interest
                                               Average   Income/  Average   Average   Income/  Average   Average   Income/  Average
                                               Balance   Expense   Rate     Balance   Expense   Rate     Balance   Expense   Rate
                                               -------   -------  -------   -------   -------  -------   -------   -------  -------
                                                       (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
  Federal funds sold..........................$  15,172  $   720      4.7%   $  3,127  $   172   5.5%    $  9,359   $   498   5.3%
  Interest-bearing deposits................         598       27      4.5         693       34   4.9          346        16   4.6
  Federal Reserve and
   Federal Home Loan Bank stock............       3,590      278      7.7       3,144      242   7.7        2,800       212   7.6
Securities:(1)
  Taxable..................................     175,281   10,858      6.2     172,993   10,818   6.3      204,323    12,752   6.2
  Tax-exempt...............................      93,438    7,049      7.5      86,568    6,647   7.7       77,996     5,892   7.6
                                              ---------  -------             --------  -------           --------   -------
    Total Securities.......................     268,719   17,907      6.7     259,561   17,465   6.7      282,319    18,644   6.6
Mortgage loans held for sale...............         773       98     12.7         406       47  11.6          262        21   8.0
Loans:(2)
  Commercial...............................     296,329   26,737      9.0     272,483   25,125   9.2      230,848    21,232   9.2
  Bankers' acceptance and commercial paper
   purchased...............................       1,366       67      4.9       1,193       68   5.7           20         1   5.5
  Real estate mortgage.....................     274,573   22,786      8.3     258,499   21,430   8.3      233,830    19,543   8.4
  Installment..............................     145,379   13,374      9.2     141,290   13,103   9.3      119,379    11,300   9.5
  Tax-exempt...............................       3,511      309      8.8       2,021      178   8.8        1,566       140   8.9
                                              ---------  -------             --------  -------           --------   -------
    Total loans............................     721,158   63,273      8.8     675,486   59,904   8.9      585,643    52,216   8.9
                                              ---------  -------             --------  -------           --------   -------
    Total earning assets...................   1,010,010   82,303      8.1     942,417   77,864   8.3      880,729    71,607   8.1
                                              ---------  -------             --------  -------           --------   -------
Net unrealized gain on securities
  available for sale.......................       2,897                         1,273                         961
Allowance for loan losses..................      (7,020)                       (6,761)                     (6,672)
Cash and due from banks....................      29,249                        30,647                      28,341
Premises and equipment.....................      16,608                        14,950                      14,879
Other assets...............................      12,970                        10,812                      13,906
                                             ----------                      --------                    --------
    Total assets...........................  $1,064,714                      $993,338                    $932,144
                                             ==========                      ========                    ========
Liabilities:
 Interest-bearing deposits:
   NOW accounts............................  $  116,026  $ 2,329      2.0    $104,620  $ 2,450   2.3     $109,792   $ 2,503   2.3
   Money market deposit accounts...........     140,015    5,810      4.1     105,628    4,188   4.0      100,897     3,701   3.7
   Savings deposits........................      68,016    1,653      2.4      69,633    1,740   2.5       70,875     1,898   2.7
   Certificates and other time deposits....     434,897   23,960      5.5     425,478   23,542   5.5      381,378    21,037   5.5
                                             ----------  -------             --------  -------           --------   -------
    Total interest-bearing deposits........     758,954   33,752      4.4     705,359   31,920   4.5      662,942    29,139   4.4
 Borrowings................................      77,508    4,298      5.5      68,640    3,805   5.5       60,960     3,210   5.3
                                             ----------  -------             --------  -------           --------   -------
    Total interest-bearing liabilities.....     836,462   38,050      4.6     773,999   35,725   4.6      723,902    32,349   4.5
 Noninterest-bearing deposits..............      97,771                        94,759                      90,719
 Other liabilities.........................       3,769                         7,566                       9,429
                                             ----------                      --------                    --------
    Total liabilities......................     938,002                       876,324                     824,050
 Stockholders' equity......................     126,712                       117,014                     108,094
                                             ----------                      --------                    --------
  Total liabilities and stockholders'equity  $1,064,714   38,050      3.8(3) $993,338   35,725   3.8(3)  $932,144    32,349   3.6(3)
                                             ==========  -------             ======== --------           ========  --------
  Net interest income......................              $44,254      4.3             $ 42,139   4.5               $ 39,258   4.5
                                                         =======                      ========                     ========
  (1) Average  balance of  securities  is  computed  based on the average of the historical  amortized cost balances  without the effects of the fair value adjustment.
  (2) Nonaccruing  loans have been included in the average  balances.
  (3) Total interest expense divided by total earning assets
      Adjustment  to convert  tax exempt  investment  securities  to fully taxable equivalent basis, using marginal rate of 35% for 1996, 1997,
      and 1998................................           $ 2,575                      $  2,389                     $  2,111
                                                         =======                      ========                     ========

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

                                           1998 Compared to 1997           1997 Compared to 1996
                                         Increase (Decrease) Due To      Increase (Decrease) Due To
                                         --------------------------      --------------------------
                                         Volume     Rate     Total       Volume     Rate     Total
                                         ------     ----     -----       ------     ----     -----
                                          (Dollars in Thousands on Fully Taxable Equivalent Basis)
Interest income:
  Federal funds sold................... $  575    $  ( 27)  $  548      $(  343)   $   17   $(  326)
  Interest-bearing deposits............    ( 4)      (  3)    (  7)          17         1        18
  Federal Reserve and Federal
    Home Loan Bank stock...............     35          1       36           26         4        30
  Securities...........................    612       (170)     442       (1,461)      282    (1,179)
  Mortgage loans held for sale.........     46          5       51           14        12        26
  Loans................................  4,013       (644)   3,369        7,966      (278)    7,688
                                        -------   --------  -------     --------   -------  --------
    Totals.............................  5,277       (838)   4,439        6,219        38     6,257
                                        -------   --------  -------     --------   -------  --------

Interest expense:
  NOW accounts.........................    251       (372)    (121)      (  126)       73    (   53)
  Money market deposit
    accounts...........................  1,419        203    1,622          179       308       487
  Savings deposits.....................    (40)      ( 47)    ( 87)      (   33)     (125)   (  158)
  Certificates and other
    time deposits......................    519       (101)     418        2,440        65     2,505
  Borrowings...........................    492          1      493          382        44       426
                                        -------   --------  -------     --------   -------  --------
    Totals.............................  2,641       (316)   2,325        2,839       537     3,376
                                        -------   --------  -------     --------   -------  --------

Change in net interest
  income (fully taxable
  equivalent basis).................... $2,636    $  (522)  $2,114      $ 3,380    $ (449)  $ 2,881
                                        =======   ========              ========   =======

Tax equivalent adjustment
  using marginal rate
  of 35% for 1996, 1997,
  and 1998.............................                       (186)                            (278)
                                                            -------                          -------
Change in net interest
  income...............................                     $1,928                           $2,603
                                                            =======                          =======

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                 Gross         Gross
                                               Amortized      Unrealized    Unrealized     Fair
                                                 Cost           Gains         Losses       Value
                                               ---------      ----------    ----------   ---------
                                                               (Dollars in Thousands)
Available for sale at December 31, 1998:
   U.S. Treasury.............................. $  20,269        $   95        $          $  20,364
   Federal agencies...........................    52,598           577            19        53,156
   State and municipal........................    86,537         2,620             4        89,153
   Mortgage-backed securities.................   126,329           424           183       126,570
   Other asset-backed securities..............       265             1            11           255
   Corporate obligations......................    18,624           143             8        18,759
   Marketable equity securities...............       250                                       250
                                               ---------        ------        ------     ---------
     Total available for sale.................   304,872         3,860           225       308,507
                                               ---------        ------        ------     ---------
Held to maturity at December 31, 1998:
   U.S. Treasury..............................       249             4                         253
   Federal agencies...........................       500             1                         501
   State and municipal........................    17,480           348             1        17,827
   Mortgage-backed securities.................       864             3                         867
   Other asset-backed securities..............     1,761             2            27         1,736
                                               ---------        ------        ------     ---------
     Total held to maturity...................    20,854           358            28        21,184
                                               ---------        ------        ------     ---------
     Total investment securities.............. $ 325,726        $4,218        $  253     $ 329,691
                                               =========        ======        ======     =========


Available for sale at December 31, 1997:
   U.S. Treasury.............................. $  19,207        $  104        $   11     $  19,300
   Federal agencies...........................    66,783           405            48        67,140
   State and municipal........................    67,842         1,815            28        69,629
   Mortgage-backed securities.................    36,682           362            86        36,958
   Other asset-backed securities..............       487             2            54           435
   Corporate obligations......................    18,219           139            30        18,328
   Marketable equity securities...............       250                                       250
                                               ---------        ------        ------     ---------
     Total available for sale.................   209,470         2,827           257       212,040
                                               ---------        ------        ------     ---------

Held to maturity at December 31, 1997:
   U.S. Treasury..............................       249                           2           247
   Federal agencies...........................     3,412             6             1         3,417
   State and municipal........................    26,206           252             2        26,456
   Mortgage-backed securities.................     1,255             4             1         1,258
   Other asset-backed securities..............     4,210             7           166         4,051
                                               ---------        ------        ------     ---------
     Total held to maturity...................    35,332           269           172        35,429
                                               ---------        ------        ------     ---------
     Total investment securities.............. $ 244,802        $3,096        $  429     $ 247,469
                                               =========        ======        ======     =========


--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                 Gross         Gross
                                               Amortized      Unrealized    Unrealized     Fair
                                                 Cost           Gains         Losses       Value
                                               ---------      ----------    ----------   ---------
                                                               (Dollars in Thousands)
Available for sale at December 31, 1996:
   U.S. Treasury.............................. $  21,570        $   92        $   46     $  21,616
   Federal agencies...........................    79,130           540           180        79,490
   State and municipal........................    52,026         1,173           106        53,093
   Mortgage-backed securities.................    35,946           297           145        36,098
   Other asset-backed securities..............     6,204                         130         6,074
   Corporate obligations......................    31,470           156           128        31,498
   Marketable equity securities...............       510                                       510
                                               ---------        ------        ------     ---------
    Total available for sale..................   226,856         2,258           735       228,379
                                               ---------        ------        ------     ---------

Held to maturity at December 31, 1996:
   U.S. Treasury..............................       249                           7           242
   Federal agencies...........................     5,729            23             5         5,747
   State and municipal........................    36,405           381            21        36,765
   Mortgage-backed securities.................     1,053                                     1,053
   Other asset-backed securities..............     3,791            17           121         3,687
                                               ---------        ------        ------     ---------
     Total held to maturity...................    47,227           421           154        47,494
                                               ---------        ------        ------     ---------
     Total investment securities.............. $ 274,083        $2,679        $  889     $ 275,873
                                               =========        ======        ======     =========


                                                            Cost
                                             ----------------------------------
                                              1998          1997          1996
                                             ------        ------        ------
Federal Reserve and Federal Home Loan
Bank stock at December 31:
  Federal Reserve Bank stock . . . . . . . . $  397        $  397        $  397
  Federal Home Loan Bank stock . . . . . . .  3,326         2,976         2,693
                                             ------        ------        ------
      Total. . . . . . . . . . . . . . . . . $3,723        $3,373        $3,090
                                             ======        ======        ======

The Fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 1998 were:

Securities available for sale December 31, 1998:


                             Within 1 Year          1-5 Years          5-10 Years
                           -----------------    ----------------    ----------------
                             Amount   Yield*     Amount   Yield*     Amount   Yield*
                           ---------  ------    -------   ------    --------  ------
U.S. Treasury............  $  19,265   5.39%    $ 1,004    6.53%
Federal Agencies.........     13,313   6.35      38,272    5.99     $  1,013   5.53%
State and Municipal......      7,547   5.65      47,767    4.53       25,817   5.14
Corporate Obligations....     12,454   5.50       6,170    6.68
                           ---------            -------             --------
   Total.................  $  52,579   5.70%    $93,213    5.29%    $ 26,830   5.15%
                           =========            =======             ========

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                               Marketable Equity,
                               Mortgage and Other
                                Due After Ten Years     Asset-Backed Securities            Total
                                -------------------     -----------------------     --------------------
                                 Amount      Yield*       Amount        Yield*      Amount        Yield*
                                -------      ------     --------        -------     ------        ------
U.S. Treasury..................                                                     $ 20,269      5.44%
Federal Agencies...............                                                       52,598      6.07
State and Municipal............ $ 5,406       5.69%                                   86,537      4.88
Corporate Obligations..........                                                       18,624      5.89
Marketable Equity Security.....                         $    250        7.90%            250      7.90
Mortgage-backed securities.....                          126,329        6.23         126,329      6.23
Other asset-backed securities..                              265        6.93             265      6.93
                                -------                 --------                    --------
   Total....................... $ 5,406       5.69%     $126,844        6.23%       $304,872      5.75%
                                =======                 ========                    ========


Securities held to maturity at December 31, 1998:


                                  Within 1 Year         1-5 Years          5-10 Years
                                 ----------------   -----------------   ----------------
                                 Amount    Yield*    Amount    Yield*   Amount    Yield*
                                 ------    ------   -------    ------   ------    ------
U.S. Treasury..................                     $   249    5.36%
Federal Agencies............... $   500    6.17%
State and Municipal............   4,870    5.15      10,492    4.74     $ 1,638   5.10%
                                -------             -------             -------
   Total....................... $ 5,370    5.24%    $10,741    4.75%    $ 1,638   5.10%
                                =======             =======             =======


                                                    Mortgage and other
                             Due After Ten Years       asset-backed              Total
                             -------------------   -------------------     ------------------
                               Amount    Yield*      Amount    Yield*      Amount      Yield*
                              -------    ------      ------    ------      ------      ------
U.S. Treasury................                                              $   249      5.36%
Federal Agencies.............                                                  500      6.17
State and Municipal.......... $   480    5.88%                              17,480      4.92
Mortgage-backed securities...                        $   864    6.57%          864      6.57
Other asset-backed securities                          1,761    7.38         1,761      7.38
                              -------                -------               -------
    Total.................... $   480    5.88%       $ 2,625    7.11%      $20,854      5.23
                              =======                =======               =======


   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 1998:


                                                    Amount     Yield
                                                    ------     -----
Federal Reserve Bank stock........................  $  397     6.00%
Federal Home Loan Bank stock......................   3,326     8.00
                                                    ------
  Total...........................................  $3,723     7.79%
                                                    ======

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:


                                          1998         1997         1996         1995         1994
                                          ----         ----         ----         ----         ----
                                                           (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans.................. $ 169,685    $ 148,281    $ 132,134    $  98,880    $  89,696

  Bankers acceptances and loans
    to financial institutions.........       900          705          625        2,925

  Agricultural production
    financing and other loans
    to farmers........................    16,661       16,764       18,906       17,203       17,255

  Real estate loans:
    Construction......................    26,426       21,389       13,167        9,913        8,126
    Commercial and farmland...........    95,172       97,503       97,596      104,731       95,092
    Residential.......................   302,680      287,072      253,530      215,738      217,148

  Individuals' loans for
    household and other
    personal expenditures.............   128,253      125,706      113,507      102,313       99,812

  Tax-exempt loans....................     2,115        2,598        1,643        1,204        1,514

  Other loans.........................     1,217        3,782        1,672          949        1,608
                                       ----------   ----------   ----------   ----------   ----------
                                         743,109      703,800      632,780      553,856      530,251
  Unearned interest on loans..........      (137)        (487)      (1,364)      (1,518)      (1,610)
                                       ----------   ----------   ----------   ----------   ----------
        Total loans................... $ 742,972    $ 703,313    $ 631,416    $ 552,338    $ 528,641
                                       ==========   ==========   ==========   ==========   ==========

Residential Real Estate Loans Held for Sale at December 31, 1998, 1997, 1996, 1995, and 1994 were $775,800, $471,400, $284,020, 735,522, and $0.


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding commercial real estate, banker acceptances, farmland, residential real estate and individuals' loans) outstanding as of December 31, 1998. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                    Maturing
                                             -----------------------------------------------
                                               Within        1-5        Over 5
                                               1 Year       Years       Years        Total
                                             --------     --------     --------     --------
                                                          (Dollars in Thousands)
Commercial and industrial loans............  $ 66,367     $ 53,164     $ 50,154     $169,685
Agricultural production financing
  and other loans to farmers...............    12,022        3,333        1,306       16,661
Real estate - Construction.................    13,431        5,677        7,318       26,426
Tax-exempt loans...........................       401          367        1,347        2,115
Other loans................................       978          143           96        1,217
                                             --------     --------     --------     --------
     Total ................................  $ 93,199     $ 62,684     $ 60,221     $216,104
                                             ========     ========     ========     ========


--------------------------------------------------------------------------------
STATISTICAL DATA (continued)


                                    Maturing
                             ----------------------
                                 1 - 5      Over
                                 Years    5 Years
                               -------    --------
                             (Dollars in Thousands)
Loans maturing after one
year with:
 Fixed rates................   $16,407    $26,627
 Variable rate..............    46,277     33,594
                               -------    -------
   Total....................   $62,684    $60,221
                               =======    =======


RISK ELEMENTS


                                                        December 31
                                      ---------------------------------------------
                                        1998     1997      1996     1995     1994
                                      -------   -------  --------  -------  -------
                                                (Dollars in Thousands)
Nonaccruing loans.................... $  735   $ 1,410   $ 2,777   $  576   $  398

Loans contractually past due 90
 days or more other than
 nonaccruing.........................  2,275     1,972     1,699    1,119    1,322

Restructured loans...................    926       282     1,540    1,075    1,242


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

Interest income of $94,000 for the year ended December 31, 1998, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $163,000 would have been recognized under their original loan terms.

POTENTIAL PROBLEM LOANS:

Management has identified certain other loans totaling $7,039,000 as of December 31, 1998, not included in the risk elements table, or impaired loan table, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

The Banks generate commercial, mortgage and consumer loans from customers located primarily in central and east central Indiana and Butler County, Ohio. The Banks'loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets. Although the Banks have diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the automotive and agricultural industries.

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.


                                        1998     1997      1996     1995     1994
                                      -------   -------  --------  -------  -------
                                                 (Dollars in Thousands)
Allowance for loan losses:

  Balance at January 1..............  $ 6,778   $ 6,622   $ 6,696  $ 6,603  $ 6,467

  Chargeoffs:
    Commercial......................      694       443       767      794      973
    Real estate mortgage............       44        31        14        1       53
    Installment.....................    1,143     1,135       855      759      462
                                      -------   -------   -------  -------  -------
     Total chargeoffs...............    1,881     1,609     1,636    1,554    1,488
                                      -------   -------   -------  -------  -------
  Recoveries:
    Commercial......................      217       264       106      127      269
    Real estate mortgage............       20         1         7        4       30
    Installment.....................      294       203       196      128      123
                                      -------   -------   -------  -------  -------
     Total recoveries...............      531       468       309      259      422
                                      -------   -------   -------  -------  -------

  Net chargeoffs....................    1,350     1,141     1,327    1,295    1,066
                                      -------   -------   -------  -------  -------

  Provisions for loan losses........    1,984     1,297     1,253    1,388    1,202
                                      -------   -------   -------  -------  -------

  Balance at December 31............  $ 7,412   $ 6,778   $ 6,622  $ 6,696  $ 6,603
                                      =======   =======   =======  =======  =======

Ratio of net chargeoffs during the
  period to average loans
  outstanding during the period.....     .18%      .17%      .23%     .24%     .21%

Peer Group..........................      N/A      .29%      .26%     .26%     .25%

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:

                                        1998                   1997
                                  -------------------    -------------------
                                  Amount     Per Cent    Amount     Per Cent
                                  ------     --------    ------     --------
                                             (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural................. $ 2,375       25.2%    $ 2,594       23.6%
  Real estate - construction.....       3        3.6           3        3.0
  Real estate - mortgage.........   1,057       53.5       1,061       54.7
  Installment....................   2,824       17.4       1,702       18.3
  Tax-exempt loans...............       4         .3           4         .4
  Unallocated....................   1,149        N/A       1,414        N/A
                                  -------      ------    -------      ------
  Totals......................... $ 7,412      100.0%    $ 6,778      100.0%
                                  =======      ======    =======      ======

                                        1996                   1995
                                  -------------------    -------------------
                                  Amount     Per Cent    Amount     Per Cent
                                  ------     --------    ------     --------
                                             (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural................. $ 2,924       24.2%    $ 3,105       21.8%
  Real estate - construction.....       3        2.1           1        1.8
  Real estate - mortgage.........   1,041       55.6       1,121       58.0
  Installment....................   1,576       17.8       1,506       18.2
  Tax-exempt loans...............      16         .3           4         .2
  Unallocated....................   1,062        N/A         959        N/A
                                  -------      ------    -------      ------
  Totals......................... $ 6,622      100.0%    $ 6,696      100.0%
                                  =======      ======    =======      ======

                                        1994
                                  -------------------
                                  Amount     Per Cent
                                  ------     --------
                                 (Dollars in Thousands)
Balance at December 31:
  Commercial, financial and
    agricultural................. $ 3,080       20.5%
  Real estate - construction.....       4        1.5
  Real estate - mortgage.........   1,048       59.1
  Installment....................   1,550       18.6
  Tax-exempt loans...............       4         .3
  Unallocated....................     917        N/A
                                  -------      ------
  Totals......................... $ 6,603      100.0%
                                  =======      ======

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                     1998     1997     1996
                                                     ----     ----     ----
                             (Dollars in Thousands)
For the year ending December 31:
  Impaired loans with an allowance................ $ 1,946   $ 1,476  $ 3,124
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan....................   6,882     1,075      868
                                                   -------   -------  -------
      Total impaired loans........................ $ 8,828   $ 2,551  $ 3,992
                                                   =======   =======  =======

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses)...... $   712   $   407  $ 1,092
  Average balance of impaired loans...............   8,318     3,414    5,213
  Interest income recognized on impaired loans....     873       180      311
  Cash basis interest included above..............     745       162      291

                                                                        Page 16

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                                  1998               1997               1996
                                            --------------     --------------     --------------
                                            Amount    Rate     Amount    Rate     Amount    Rate
                                            ------    ----     ------    ----     ------    ----
                                                           (Dollars in Thousands)
Balance at December 31:
  Noninterest bearing deposits............ $ 97,771           $ 94,759           $ 90,719
  NOW accounts............................  116,026   2.0%     104,620   2.3%     109,792   2.3%
  Money market deposit accounts...........  140,015   4.1      105,628   4.0      100,897   3.7
  Savings deposits........................   68,016   2.4       69,633   2.5       70,875   2.7
  Certificates of deposit and
   other time deposits....................  434,897   5.5      425,478   5.5      381,378   5.5
                                           --------           --------           --------
     Total deposits....................... $856,725   3.9     $800,118   4.0     $753,661   3.9
                                           ========           ========           ========


As of December 31, 1998, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                        Maturing
                                        ----------------------------------------------
                                        3 Months    3-6      6-12    Over 12
                                        or less    Months   Months   Months    Total
                                        --------   ------   ------   -------   -----
                                                    (Dollars in Thousands)
Certificates of deposit and
  other time deposits.................. $ 35,033   $14,426  $22,774  $19,346  $91,579
Per cent...............................       38%       16%      25%      21%     100%

RETURN ON EQUITY AND ASSETS

                                                 1998    1997    1996
                                                 ----    ----    ----
Return on assets (net income divided by
 average total assets).........................  1.45%   1.45%    1.41%
Return on equity (net income divided by
  average equity).............................. 12.15   12.28    12.16
Dividend payout ratio (dividends per
  share divided by net income per share)....... 50.47   47.93    40.85
Equity to assets ratio (average equity
  divided by average total assets)............. 11.90   11.78    11.60

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

SHORT-TERM BORROWINGS

                                                 1998      1997      1996
                                                 ----      ----      ----
                                                  (Dollars in Thousands)
Balance at December 31:
   Securities sold under repurchase
     agreements(short-term portion).........   $ 20,836  $ 15,398   $ 20,054
   Federal funds purchased..................     17,070     4,070     20,725
   U.S. Treasury demand notes...............      2,226     7,361      4,258
                                               --------  --------   --------
        Total short-term borrowings.........   $ 40,132  $ 26,829   $ 45,037
                                               ========  ========   ========


Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U. S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:

                                                 1998      1997      1996
                                                 ----      ----      ----
                                                  (Dollars in Thousands)

Weighted average interest rate on outstanding balance at December 31:
    Securities sold under repurchase
         agreements (short-term portion)....     5.07%     5.13%     4.92%
    Total short-term borrowings ............     5.27      5.38      5.78

Weighted average interest rate during the year:
    Securities sold under repurchase
         agreements (short-term portion)....     5.10      4.99      5.07
    Total short-term borrowings ............     4.99      5.36      5.19

Highest amount outstanding at any month end during the year:
    Securities sold under repurchase
         agreements (short-term portion)....    $27,002   $49,750   $52,221
    Total short-term borrowings ............     61,355    84,860    83,678

Average amount outstanding during the year:
    Securities sold under repurchase
         agreements (short-term portion)....     24,526    31,327    42,140
    Total short-term borrowings ............     37,854    53,185    51,768


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

The principal offices of Union County are located at 107 West Union Street, Liberty, Indiana. This building and two branches are owned by Union National; one branch is located in leased premises. Three automated cash dispensers are located in leased premises. All of Union National's facilities are located in Union, Fayette and Wayne Counties of Indiana.

The principal office of Randolph County is located at 122 West Washington Street, Winchester, Indiana. This building is owned by Randolph County and is located in Randolph County, Indiana.

None of the properties owned by the banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 1998 was $16,954,400.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

No matters were submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation are listed below.

                     Offices with the Corporation    Principal Occupation
Name and Age            And Subsidiary Banks         During Past Five Years
------------         ----------------------------    ----------------------
Stefan S. Anderson   Chairman of the Board,          Chairman of the Board of
64                   Chief Executive Officer,        the Corporation and First
                     Corporation; Chairman of the    Merchants since 1987;
                     Board and Chief Executive       Chief Executive Officer of
                     Officer, First Merchants        the Corporation since
                     Bank, N.A.                      1982; President of the
                                                     Corporation from 1982 to
                                                     August 1998, and Chief
                                                     Executive Officer of First
                                                     Merchants Bank since 1979

Michael L. Cox       President, Chief Operating      President and Chief
54                   Officer and Director,           Operating Officer,
                     Corporation;  President,        Corporation since
                     Chief Operating Officer and     August 1998 and May, 1994
                     Director, First Merchants       respectively; President
                     Bank, N.A.                      and Chief Operating
                                                     Officer, First Merchants
                                                     since April, 1996;
                                                     Director, Corporation and
                                                     First Merchants since
                                                     December, 1984; President,
                                                     Information Services
                                                     Group, Ontario Corporation
                                                     prior to May 1994

Larry R. Helms       Senior Vice President,          Senior Vice President,
58                   General Counsel and             Corporation since 1982;
                     Secretary, Corporation;         General Counsel,
                     Senior Vice President, First    Corporation since 1990 and
                     Merchants Bank, N.A.;           Secretary since January 1,
                     Director of First United        1997; Senior Vice
                     Bank; Director of Pendleton     President, First Merchants
                     Banking Company                 since January 1979;
                                                     Director of First United
                                                     Bank since 1991 and
                                                     Pendleton Banking Company
                                                     since 1992

Ted J. Montgomery    Senior Vice President and       Senior Vice President and
59                   Director, Corporation;          Director, Corporation
                     President, Chief Executive      since August 1996;
                     Officer and Director, The       President, Union County
                     Union County National Bank of   National Bank since 1983
                     Liberty                         and Director since 1981

James L. Thrash      Senior Vice President and       Senior Vice President and
49                   Chief Financial Officer,        Chief Financial Officer of
                     Corporation; Senior Vice        the Corporation since
                     President, First Merchants      1990; Senior Vice
                     Bank, N.A.                      President, First Merchants
                                                     since 1990


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 50 of the Corporation's 1998 Annual Report to Stockholders under the caption "Stockholder Information," Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 18 of the Corporation's 1998 Annual Report to Stockholders - Financial Review under the caption "Five-Year Summary of Selected Financial Data," Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 19 through 27 of the Corporation's 1998 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 21 and 22 of the corporation's 1998 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to page 17 and pages 28 through 47 of the Corporation's 1998 Annual Report to Stockholders - Financial Review, Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 1998, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

The information required under this item relating to directors is incorporated by reference to the Corporation's 1999 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 14, 1999 (the "1998 Proxy Statement"), under the caption "Election of Directors," which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1999 Proxy Statement, under the captions, "Compensation of Directors" and "Compensation of Executive Officers," which Proxy Statement has been filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1999 Proxy Statement, under the caption, "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement has been filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 1999 Proxy Statement, under the caption "Interest of Management in Certain Transactions," which Proxy Statement has been filed with the Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

                                                                   Exhibit 13
                                                                      Page
                                                                     Number
                                                                   ----------
(a)1.  Financial Statements:
         Independent auditor's report..............................    17
         Consolidated balance sheet at
           December 31, 1998 and 1997..............................    28
         Consolidated statement of income,
           years ended December 31, 1998,
           1997 and 1996...........................................    29
         Consolidated statement of comprehensive income,
           Years ended December 31, 1998, 1997, and 1996...........    30
         Consolidated statement of changes in
           stockholders' equity, years ended
           December 31, 1998, 1997 and 1996........................    30
         Consolidated statement of cash flows,
           years ended December 31, 1998,
           1997 and 1996...........................................    31
         Notes to consolidated financial
           statements..............................................   32-47


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

 10.4 First Merchants Corporation 1994 Stock Option Plan is incorporated by reference to Registrant's Form 10-K for year ended December 31, 1993.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K (continued)
--------------------------------------------------------------------------------
 10.5 First Merchants Corporation Change of Control Agreements are incorporated by reference to registrant's Form 10-K for year ended December 31, 1996.

 10.6 First Merchants Corporation Unfunded Deferred Compensation Plan is incorporated by reference to registrant's Form 10-K for year ended December 31, 1996.

 10.7 First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto is incorporated by reference to registrant's Form 10-K for year ended December 31, 1997.

 13 1998 Annual Report to Stockholders (except for the Pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)

 21         Subsidiaries of Registrant

 23         Consent of Independent Auditors

 27         Financial Data Schedule, year ended December 31, 1998

 99.1 Financial statements and independent auditor's report for First Merchants Corporation Employee Stock Purchase Plan


(b) Reports on Form 8-K:

      None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1999.

                                       FIRST MERCHANTS CORPORATION



                                       By /s/ Stefan S. Anderson
                                         --------------------------------------
                                              Stefan S. Anderson, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                 Capacity                         Date
------------------------------   ------------------------------   ----

/s/ Stefan S. Anderson
------------------------------   Director,                        March 31, 1999
    Stefan S. Anderson            Principal Executive Officer

/s/ James L. Thrash
------------------------------   Principal Financial and          March 31, 1999
    James L. Thrash               Principal Accounting Officer

/s/ Michael L. Cox
------------------------------   Director                         March 31, 1999
    Michael L. Cox

/s/ Frank A. Bracken
------------------------------   *Director                        March 31, 1999
    Frank A. Bracken

/s/ Thomas B. Clark
------------------------------   *Director                        March 31, 1999
    Thomas B. Clark

 /s/ David A. Galliher
------------------------------   *Director                        March 31, 1999
     David A. Galliher

 /s/ Norman M. Johnson
------------------------------   *Director                        March 31, 1999
     Norman M. Johnson

/s/ Ted J. Montgomery
------------------------------   *Director                        March 31, 1999
    Ted J. Montgomery

/s/ George A. Sissel
------------------------------   *Director                        March 31, 1999
    George A. Sissel

       Signature                 Capacity                         Date
------------------------------   ------------------------------   ----

/s/ Robert M. Smitson
------------------------------   *Director                        March 31, 1999
    Robert M. Smitson

/s/ Michael D. Wickersham
------------------------------   *Director                        March 31, 1999
    Michael D. Wickersham

/s/ John E. Worthen
------------------------------   *Director                        March 31, 1999
    John E. Worthen


* By James L. Thrash as Attorney-in-Fact pursuant to a limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.


                                       By /s/ James L. Thrash
                                         --------------------------------------
                                              James L. Thrash
                                              As Attorney-in-Fact
                                              March 31, 1999

INDEX TO EXHIBITS
--------------------------------------------------------------------------------


(a)3.  Exhibits:



Exhibit No:                     Description of Exhibit:
-----------                     -----------------------

  13 1998 Annual Report to Stockholders (Except for the Pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K.)

  21        Subsidiaries of Registrant

  23        Consent of Independent Auditors

  24        Limited Power of Attorney

  27        Financial Data Schedule, year ended December 31, 1998

  99.1 Financial statements and independent auditor's report for First Merchants Corporation Employee Stock Purchase Plan