Form 10-Q
period 1999-03-31
FIRST MERCHANTS CORP
filed 1999-05-14
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999


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

     As of May 3, 1999, there were outstanding 12,004,252 common shares, without par value, of the registrant.



     The exhibit index appears on page 2.

     This report including the cover page contains a total of 20 pages.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
PART I.   Financial information:                                        --------
Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheet                             3

          Consolidated Condensed Statement of Income                       4

          Consolidated Condensed Statement of
          Comprehensive Income                                             5

          Consolidated Condensed Statement of Changes in
          Stockholders' Equity                                             6

          Consolidated Condensed Statement of Cash Flows                   7

          Notes to Consolidated Condensed Financial Statements             8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             13

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                     15


PART II.  Other Information:

Item 4.   Submission of Matters to a Vote of Security Holders             19

Item 6.   Exhibits and Reports of Form 8-K                                19

Signatures                                                                20


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                            March 31,      December 31,
                                                                              1999             1998
                                                                          -----------      ------------
ASSETS:
   Cash and due from banks                                                 $   31,486        $   33,908
   Federal funds sold                                                           3,525            37,315
                                                                           ----------       -----------
      Cash and cash equivalents                                                35,011            71,223
   Interest-bearing deposits                                                      280               855
   Investment securities available for sale                                   338,422           308,507
   Investment securities held to maturity                                      19,007            20,854
   Mortgage loans held for sale                                                                     776
  Loans                                                                       751,451           742,972
      Less:   Allowance for loan losses                                        (7,711)           (7,412)
                                                                           ----------       -----------
         Net loans                                                            743,740           735,560
   Premises and equipment                                                      17,065            16,954
   Federal Reserve and Federal Home Loan Bank stock                             3,723             3,723
   Interest receivable                                                          8,928             9,173
   Core deposit intangibles and goodwill                                        3,040             3,117
   Others assets                                                                7,616             6,430
                                                                           ----------       -----------
         Total assets                                                      $1,176,832        $1,177,172
                                                                           ==========       ===========
LIABILITIES:
   Deposits:
      Noninterest-bearing                                                  $  102,130        $  123,297
      Interest-bearing                                                        778,303           803,547
                                                                           ----------       -----------
         Total deposits                                                       880,433           926,844
   Borrowings                                                                 154,751           111,400
   Interest payable                                                             3,583             3,614
   Other liabilities                                                            5,424             3,817
                                                                           ----------        ----------
         Total liabilities                                                  1,044,191         1,045,675
STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 50,000,000 shares
      Issued and outstanding -- 10,082,402 and 10,086,083 shares                1,260             1,261
   Additional paid-in capital                                                  24,812            24,969
   Retained earnings                                                          104,995           103,076
   Accumulated other comprehensive income                                       1,574             2,191
                                                                           ----------        ----------
         Total stockholders' equity                                           132,641           131,497
                                                                           ----------        ----------
         Total liabilities and stockholders' equity                        $1,176,832        $1,177,172
                                                                           ==========        ==========
See notes to consolidated condensed financial statements.




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                   1999          1998
                                                                ---------     ---------
Interest Income:
   Loans receivable
      Taxable                                                   $  15,434     $  15,406
      Tax exempt                                                       41            52
   Investment securities:
      Taxable                                                       3,273         2,343
      Tax exempt                                                    1,218         1,098
   Federal funds sold                                                 118           156
   Deposits with financial institutions                                 3             3
   Federal Reserve and Federal Home Loan Bank stock                    71            64
                                                                ---------     ---------
         Total interest income                                     20,158        19,122
                                                                ---------     ---------
Interest expense:
   Deposits                                                         7,805         8,233
   Borrowing                                                        1,529           737
                                                                ---------     ---------
      Total interest expense                                        9,334         8,970
                                                                ---------     ---------
Net Interest Income                                                10,824        10,152
Provision for loan losses                                             435           411
                                                                ---------     ---------
Net Interest Income After Provision for Loan Losses                10,389         9,741
                                                                ---------     ---------
Other Income:
   Net realized gains on sales of available-for-sale securities        10            46
   Other income                                                     3,064         2,636
                                                                ---------     ---------
Total other income                                                  3,074         2,682
Total other expenses                                                7,499         6,591
                                                                ---------     ---------
Income before income tax                                            5,964         5,832
Income tax expense                                                  2,030         2,008
                                                                ---------     ---------
Net Income                                                      $   3,934     $   3,824
                                                                =========     =========

Per share:
   Net Income:
      Basic                                                     $     .39     $     .38
      Diluted                                                         .39           .38
   Dividends                                                          .20           .19



See notes to consolidated condensed financial statements.



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                       1999         1998
                                                                                     --------     --------
Net Income                                                                           $ 3,934      $ 3,824
                                                                                     --------     --------
Other comprehensive income, net of tax: Unrealized losses on securities available for sale:
      Unrealized holding losses arising during the period, net of income
         tax 408 and $54                                                                (611)         (80)
      Less: Reclassification adjustment for gains included
         in net income, net of income tax of $4 and $19                                   (6)         (27)
                                                                                     --------     --------
                                                                                        (617)        (107)
                                                                                     --------     --------
Comprehensive income                                                                 $ 3,317      $ 3,717
                                                                                     ========     ========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                      1999               1998
                                                    ---------          ---------
Balances, January 1                                 $131,497           $121,969
Net income                                             3,934              3,824
Cash dividends                                        (2,016)            (1,869)
Other comprehensive income, net of tax .                (617)              (107)
Stock issued under dividend reinvestment and
   stock purchase plan                                   182                145
Stock options exercised                                                     102
Stock Redeemed                                          (339)
                                                    ---------          ---------
Balances, March 31                                  $132,641           $124,064
                                                    =========          =========

See notes to consolidated condensed financial statements



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                            1999          1998
                                                         ----------    ----------
Cash Flows From Operating Activities:
   Net income                                            $   3,934     $   3,824
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Provision for loan losses                                435           411
      Depreciation and amortization                            572           465
      Securities amortization, net                               3            45
      Securities losses (gains), net                           (10)          (46)
      Mortgage loans originated for sale                    (3,376)       (2,452)
      Proceeds from sales of mortgage loans                  4,152         2,387
      Change in interest receivable                            245           779
      Change in interest payable                               (31)           40
      Other adjustments                                        905           637
                                                         ----------    ----------
         Net cash provided by operating activities           6,829         6,090
                                                         ----------    ----------
Cash Flows From Investing Activities:
   Net change in interest-bearing deposits                     575            23
   Purchases of
      Securities available for sale                        (85,219)      (28,980)
      Securities held to maturity                                            (90)
   Proceeds from maturities of
      Securities available for sale                         52,401        21,769
      Securities held to maturity                            1,778         5,717
   Proceeds from sales of
      Securities available for sale                          1,955         1,282
   Net change in loans                                      (8,615)        1,285
   Purchases of premises and equipment                        (700)         (929)
   Other investing activities                                   17           245
                                                         ----------    ----------
      Net cash provided by investing activities            (37,808)          322
                                                         ----------    ----------

                                                                      (continued)


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                            1999          1998
                                                         ----------    ----------
 Cash Flows From Financing Activities:
   Net change in
       Demand and savings deposits                       $(21,167)     $ (16,935)
       Certificates of deposit and other time deposits    (25,244)         8,548
       Repurchase agreements and other borrowings          34,351         (1,775)
   Federal Home Loan Bank advances                          9,000          4,000
   Repayment of Federal Home Loan Bank advances                              (29)
   Cash dividends                                          (2,016)        (1,869)
   Stock issued under dividend reinvestment
     and stock purchase plan                                  182            145
   Stock options exercised                                                   102
   Stock redeemed                                            (339)
                                                         ----------    ----------
      Net cash provided by financing activities            (5,233)        (7,813)
                                                         ----------    ----------
Net Change in Cash and Cash Equivalents                   (36,212)        (1,401)
Cash and Cash Equivalents, January 1                       71,223         42,177
                                                         ----------    ----------
Cash and Cash Equivalents, March 31                      $ 35,011      $  40,776
                                                         ==========    ==========
See notes to consolidated condensed financial statements.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for the change in method of accounting or adoption of accounting pronouncement discussed more fully in Note 2. All adjustments which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements.


NOTE 2.  CHANGE IN METHODS OF ACCOUNTING OR ADOPTION OF ACCOUNTING
         PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - During 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative.

The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

Statement No. 133 amends Statement No. 52 and supersedes Statements No. 80, 105, and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk for Statement No. 105. Several Emerging Issues Task Force consensuses are also changed or nullified by the provisions of Statement No. 133.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Statement No. 133 will be effective for all fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of this Statement will have no material impact on the Corporation's financial condition or result of operations.

ACCOUNTING FOR MORTGAGE-BACKED SECUIRITES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE -Also in 1998, the FASB issued Statement No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. It establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends Statement No. 65.

Statement No. 134, as previously amended by Statements No. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments.

The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conformas to Statement No. 115. The only new requirement is that if an entity has a sales commitment in place, the security must be classified into trading.

This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date this Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this Statement had no material impact on the Corporation's financial condition and result of operations.

REPORTING ON THE COSTS OF START-UP ACTIVITIES - During 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Statement of Position 98-5 will affect all non-governmental entities, including not-for-profits, reporting start-up costs in their financial statements.

Some existing industry practices result in the capitalization and amortization of start-up costs. This Statement of Position requires that start-up activities and organizational costs associated with both development stage and established operating entities.

According to Statement of Position 98-5, start-up activities are "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organizational costs.)"

Statement of Position 98-5 is effective for fiscal years beginning on or after December 15, 1998. Earlier application is encouraged in fiscal years during which annual financial statements have not yet been issued. The adoption of this Statement did not have a material impact on the Corporation's financial condition or result of operations.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 3.  SUBSEQUENT EVENTS - ACQUISITIONS

On April 1, 1999, the Corporation issued 1,098,795 shares of its common stock in exchange for all of the outstanding shares of Jay Financial Corporation
Portland, Indiana. At December 31, 1998, Jay Financial Corporation had total assets and shareholders' equity of $114,895,000 and $14,903,000, respectively.
The transaction will be accounted for under the pooling -of -interests method of accounting. The financial information herein does not reflect the merger.

On April 21, 1999, the Corporation issued 810,642 shares of its common stock in exchange for all of the outstanding shares of Anderson Community Bank, Anderson, Indiana. At December 31, 1998, Anderson Community Bank had total assets and shareholders' equity of $77,984,000 and $7,740,000, respectively. The transaction will be accounted for under the pooling -of-interests method of accounting. The financial information herein does not reflect the merger.

The Proforma unaudited results of operations assuming the two mergers had occurred on January 1, 1998, are as follows:


                                           Three Months Ended
                                                March 31,
                                           1999          1998
                                        ----------    ----------
Net interest income                     $  12,865     $  11,969
Net income                                  4,643         4,393
Basic net income per share                    .39           .37
Diluted net income per share                  .38           .36



NOTE 4.  INVESTMENT SECURITIES

                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized     Fair
                                                Cost        Gains         Losses       Value
                                             ----------   ----------    ----------   ----------
Available for sale at March 31, 1999:
   U.S. Treasury                             $  11,836    $     59                   $  11,895
   Federal agencies                             52,402         346      $     65        52,683
   State and municipal                          91,540       2,278            45        93,773
   Mortgage-backed securities                  149,865         235           227       149,873
   Other asset-backed securities                19,233           1                      19,234
   Corporate obligations                        10,635          98            19        10,714
   Marketable equity security                      250                                     250
                                             ----------   ----------    ----------   ----------
         Total available for sale              335,761       3,017           356       338,422
                                             ----------   ----------    ----------   ----------

Held to maturity at March 31, 1999:
   U.S. Treasury                                   250           1                         251
   Federal agencies                                500                                     500
   State and municipal                          16,204         296                      16,500
   Mortgage-backed securities                      711           2                         713
   Other asset-backed securities                 1,342           2            49         1,295
                                             ----------   ----------    ----------   ----------
         Total held to maturity                 19,007         301            49        19,259
                                             ----------   ----------    ----------   ----------
         Total investment securities         $ 354,768    $  3,318      $    405     $ 357,681
                                             ==========   ==========    ==========   ==========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


                                                          Gross         Gross
                                             Amortized    Unrealized    Unrealized     Fair
                                                Cost        Gains         Losses       Value
                                             ----------   ----------    ----------   ----------
Available for sale at December 31, 1998:
   U.S. Treasury                             $  20,269    $      95                  $  20,364
   Federal agencies                             52,598          577     $     19        53,156
   State and municipal                          86,537        2,620            4        89,153
   Mortgage-backed securities                  126,329          424          183       126,570
   Other asset-backed securities                   265            1           11           255
   Corporate obligations                        18,624          143            8        18,759
   Marketable equity securities                    250                                     250
                                            ----------    ----------    ----------   ----------
      Total available for sale                 304,872        3,860          225       308,507
                                            ----------    ----------    ----------   ----------

Held to maturity at December 31, 1998:
   U.S. Treasury                                   249            4                        253
   Federal agencies                                500            1                        501
   State and municipal                          17,480          348            1        17,827
   Mortgage-backed securities                      864            3                        867
   Other asset-backed securities                 1,761            2           27         1,736
                                            ----------    ----------    ----------   ----------
      Total held to maturity                    20,854          358           28        21,184
                                            ----------    ----------    ----------   ----------
      Total investment securities           $  325,726    $   4,218     $    253     $ 329,691
                                            ==========    ==========    ==========   ==========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.  LOANS AND ALLOWANCE

                                                                       March 31,       December 31,
                                                                         1999              1998
                                                                     -------------     -------------
Loans:
   Commercial and industrial loans                                    $   173,362       $   169,685
   Bankers' acceptances and loans to financial institutions                   580               900
   Agricultural production financing and other loans to farmers            15,817            16,661
   Real estate loans:
      Construction                                                         23,210            26,426
      Commercial and farmland                                             100,183            95,172
      Residential                                                         302,363           302,680
   Individuals' loans for household and other personal expenditures       131,630           128,253
   Tax-exempt loans                                                         2,788             2,115
   Other loans                                                              1,611             1,217
   Unearned interest on loans                                                 (93)             (137)
                                                                     -------------     -------------
         Total                                                        $   751,451       $   742,972
                                                                     =============     =============

                                                                             Nine Months Ended
                                                                                 March 31
                                                                             1999         1998
                                                                          ----------   ----------
Allowance for loan losses:
   Balances, January 1                                                    $   7,412    $   6,778
   Provision for losses                                                         435          411
   Recoveries on loans                                                          155          110
   Loans charged off                                                           (291)        (480)
                                                                          ----------   ----------
   Balances, March 31                                                     $   7,711    $   6,819
                                                                          ==========   ==========



NOTE 6.  NET INCOME PER SHARE


                                                                 Three Months Ended March 31,
                                                             1999                              1998
                                             ---------------------------------     -------------------------------
                                                        Weighted-                           Weighted-
                                                         Average     Per Share               Average     Per Share
                                             Income      Shares        Amount      Income    Shares        Amount
                                             ------     ---------    ---------     ------   ---------    ---------
Basic net income per share:
   Net income available to
      common stockholders                    $3,934     10,079,953     $  .39      $3,824   10,005,041     $  .38
                                                                       ======                              ======
Effect of dilutive stock options                           115,812                             181,359
                                             ------     ----------                 ------   ----------
Diluted net income per share:
   Net income available to
      common stockholders
      and assumed conversions                $3,934     10,195,765     $  .39      $3,824    10,186,400    $  .38
                                             ======     ==========     ======      ======    ==========    ======


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


RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 1999, was $3,934,000, compared to $3,824,000 earned in the same period of 1998. Diluted net income per share was $.39 for the three months ended March 31, 1999, compared to $.38 for the three months ended March 31, 1998.

     The increase in earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $672,000 or 6.6 percent over the fisrt three months of 1998 due to growth in earning assets of 12.8 percent. Noninterest income increased $392,000 or 14.6 percent over the first three months of 1998 due primarily to increased revenues from fiduciary activities and commission income.

     Annualized returns on average assets and average shareholder's equity for quarter ended March 31, 1999 were 1.38 percent and 11.91 percent, respectively, compared with 1.51 percent and 12.43 percent for the same period of 1998.

CAPITAL

     The Corporation's capital strength continues to exceed regulatory minimums and peer group averages. Management believes that strong capital is a distinct advantage in the competitive environment in which the Corporation operates and will provide a solid foundation for continued growth.

     The Corporation's Tier I capital to average assets ratio was 11.9 percent at year-end 1998 and 11.2 percent at March 31, 1999. At March 31, 1999, the Corporation had a Tier I risk-based capital ratio of 16.6 percent, total risk-based capital ratio of 17.6 percent, and a leverage ratio of 11.6 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of
10.0 percent are considered "well capitalized."

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


     The following table summarizes the risk elements for the Corporation.
--------------------------------------------------------------------------------
(Dollars in Thousands)                March 31,    December 31,    December 31,
                                        1999           1998            1997
--------------------------------------------------------------------------------
Non-accrual loans                      $  726         $  735          $1,410
Loans contractually past due 90 days
   or more other than nonaccruing       3,342          2,275           1,972
Restructured loans                        821            926             282
                                       ------         ------          ------
                      Total            $4,889         $3,936          $3,664
                                       ======         ======          ======
--------------------------------------------------------------------------------

     Impaired loans included in the table above, totaled $2,222,000 at December 31, 1998. An allowance for losses at December 31, 1998, was not deemed necessary for impaired loans totaling $6,882,000, but an allowance of $712,000 was recorded for impaired loans totaling $1,946,000. The average balance of impaired loans for 1998 was $8,318,000.

     At March 31, 1999, the allowance for loan losses increased by $299,000, to $7,711,000, up slightly from year end 1998. As a percent of loans, the allowance was 1.02 percent, up from .99 percent at year end 1998.

     The first quarter 1999 provision of $435,000 was up $24,000 from $411,000
for the same quarter in 1998.   Net charge-offs amounted to $136,000 during the
quarter.

     The table below presents loan loss experience for the periods indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.


                                     Three Months Ended               Year Ended
                                          March 31,                  December 31,
                                     ------------------           ------------------
                                            1998               1998      1997      1996
                                            ----               ----      ----      ----
                                                  (Dollars in Thousands)
Allowance for loan losses:
   Balance at beginning of period         $7,412             $6,778     $6,622    $6,696
                                          ------             ------     ------    ------
   Chargeoffs                                291              1,881      1,609     1,636
   Recoveries.                               155                531        468       309
                                          ------             ------     ------    ------
   Net chargeoffs                            136              1,350      1,141     1,327
   Provision for loan losses.                435              1,984      1,297     1,253
                                          ------             ------     ------    ------
   Balance at end of period               $7,711             $7,412     $6,778    $6,622
                                          ======             ======     ======    ======

Ratio of net chargeoffs during the
   period to average loans
   outstanding during the period             .07 (1)           .18        .17%      .23%
Peer Group                                   N/A               .26        .29%      .26%

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

     The Corporation's liquidity and interest sensitivity position at March
31, 1999, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

     The Corporation had a cumulative negative gap of $75,235,000 in the six month horizon at March 31, 1999, or just over 17.5 percent of total assets. Net interest income at a financial institution with a negative gap tends to decrease when rates rise and generally increase as interest rates decline.

     The GAP/Interest Rate Sensitive Report is a tool which displays repricing timing differences between interest sensitive assets and liabilities. The 0-180 day Sensitivity Gap Ratio depicts the institution is liability sensitive 82.5 percent.

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

                           Rising                          Falling
                         ------------------------------- ---------------------
Prime                      300   Basis Points              (300)   Basis Points
Federal Funds              300                             (300)
90 Day T-Bill              310                             (275)
One Year T-Bill            290                             (270)
Three Year T-Note          290                             (265)
Five Year T-Note           290                             (255)
Ten Year T-Note            290                             (245)
Interest Checking          100                             ( 57)
MMIA Savings               150                             (100)
Money Market Index         309                             (226)
Regular Savings            100                             ( 57)


     Results for the flat, rising (rate shock), and falling (rate shock) interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over an 18 month time horizon. Balance sheet assumptions are the same under both scenarios:


                                                 Flat/Base    Rising     Falling
                                                 ---------------------------------
Net Interest Income (Dollars in Thousands)       $64,587      $63,494    $62,578
Change vs. Flat/Base Scenario                                  (1,093)    (2,009)
Percent Change                                                 (1.69%)    (3.11%)

                                               FIRST MERCHANTS CORPORATIONs

                                                         FORM 10-Q
EARNING ASSETS

     The following table presents the earning asset mix for the years ended 1998 and 1997 and at March 31, 1999.

     Loans grew by more than $7.7 million from December 31, 1998, to March 31, 1999, while investment securities grew by more than $28.0 million during the same period.

-----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                     March 31,      December 31,    December 31,
                                                            1999             1998            1997
                                                        -------------    ------------    ------------
Federal funds sold and interest-bearing deposits        $        3.8     $      38.2     $       9.4
Investment securities available for sale                       338.4           308.5           212.0
Investment securities held to maturity                          19.0            20.9            35.3
Mortgage loans held for sale                                                     0.8             0.5
Loans                                                          751.5           743.0           703.3
Federal Reserve and Federal Home Loan Bank stock                 3.7             3.7             3.4
                                                        -------------    ------------    ------------
Total                                                   $    1,116.4     $   1,115.1     $     963.9
                                                        =============    ============    ============
-----------------------------------------------------------------------------------------------------

DEPOSITS AND BORROWINGS

      The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1998 and 1997 and at March 31, 1999.

-----------------------------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS
(Dollars in Millions)                                      March 31,      December 31,    December 31,
                                                            1999             1998            1997
                                                        -------------    ------------    ------------
Deposits                                                $      880.4     $     926.8     $     843.8
Securities sold under repurchase agreements                     84.7            48.8            15.4
Federal funds purchased                                         14.2            17.1             4.1
U.S. Treasury demand notes                                       3.6             2.2             7.4
Federal Home Loan Bank advances                                 52.3            43.3            20.7


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

     Net Interest Income is the primary source of the Corporation's earnings.
It is a function of net interest margin and the level of average earning assets.

     The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 1998 and 1999.

     Net interest income (FTE) for the three months ended March 31, 1999 increased by $731,000, or 6.8 percent over the same period in 1998, due to an increase in earning assets of over $118 million. For the same period interest income and interest expense, as a percent of average earning assets, declined
 .50 and .28 percent respectively, due to a decline in interest rates and margin compression.


------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                          Interest Income     Interest Expense    Net Interest Income               Annualized Net Interest
                         (FTE) as a Percent     as a Percent      (FTE) as a Percent     Average       Income on a Fully
                             of Average          of Average           of Average         Earning         Fully Taxable
                           Earning Assets      Earning Assets       Earning Assets       Assets         Equivalent Basis
------------------------------------------------------------------------------------------------------------------------------
For the three months
   ended March 31,
        1999                  7.73%               3.46%                4.27%             $1,077,898          $46,006
        1998                  8.23                3.74                 4.49                 959,958           43,084
Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

     The Corporation has placed emphasis on the growth of non-interest income in recent years by offering a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

     Other income in the first quarter of 1999 exceeded the same quarter in the prior year by $392,000, or 14.6 percent.

Two major areas account for most of the increase:

         1. Revenues from fiduciary activities grew $171,000, or 18.7 percent, due to strong new business activity and markets.
         2. Commission income increased $258,000, due primarily to the acquisition of First Merchants Insurance Services, Inc., on
             April 1, 1998.


OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. First quarter other expense in 1999 exceeded the same quarter of the prior year by $908,000, or 13.8 percent.

Two major areas account for most of the increase:

         1. Salaries and benefit expense grew $650,000, or 18.9 percent, due to normal salary increases, staff additions, and the acquisition of First Merchants Insurance Services, Inc., on April 1, 1998.
         2. Net occupancy and equipment expense grew by $211,000, or 20.1 percent, due to an increasing branch network.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


INCOME TAXES

     Income tax expense, for the three months ended March 31, 1999, increased by $22,000 over the same period in 1998, due to a $131,000 increase in pre-tax net income, mitigated somewhat by a $109,000 increase in tax-exempt income.

YEAR 2000

     The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a sytem failure or miscalculations. The Corporation is utilizing both internal and external resources to identify, correct and test the systems for the Year 2000 compliance. The Corporation began the testing phase during the third quarter of 1998. Core application testing was completed as of March 31, 1999. However, due to the acquisitions of Jay Financial Corporation and Anderson Community Bank on April 1 and April 22, 1999, respectively, the Corporation expects to have these two subsidiaries Year 2000 compliant by June 30, 1999.

     The Corporation has contacted the companies that supply or service its material operations to certify that their respective computer systems are Year 2000 compliant. In addition to possible expenses related to the Corporation's systems and those of the Corporation's service providers, the Corporation could incur losses if Year 2000 problems affect any of its depositors or borrowers. Such problems could include delayed loan payments, due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in its market area. Because the Corporation's loan portfolio to corporate and individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Corporation does not expect any such Year 2000 related difficulties that may affect its depositors and borrowers to significantly affect its net earnings or cash flows.

     The Board of Directors reviews, on a quarterly basis, the progress in addressing Year 2000 issues. The Corporation believes that its costs related to upgrading systems and software for Year 2000 compliance will not exceed $1,025,000. As of March 31, 1999, the Corporation has spent approximately $750,000 in connection with Year 2000 compliance. Of the $750,000, approximately $650,000 has been capitalized as the Corporation replaced and upgraded non-compliant systems. Although the Corporation believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Corporation will not incur significant additional expenses in future periods.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:


                                                                      Form 10-Q
                                                                        Page
         Exhibit No.:  Description of Exhibit:                        Number
         ------------  -----------------------                       ---------
               2       Plans of acquisition/reorganization are
                       incorporated by reference to forms S-4
                       filed on December 29, 1998 and
                       January 7, 1999.

              27       Financial Data Schedule, Period Ending
                       March 31, 1999                                    21




         (b)  Reports on Form 8-K:

              None

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST MERCHANTS CORPORATION
                                          (Registrant)



 Date          May 14, 1999             by /s/ Michael L. Cox
      -------------------------------      -------------------------------
                                               Michael L. Cox
                                               Executive Vice President
                                               and Director




 Date          May 14, 1999             by /s/ James L. Thrash
      -------------------------------      -------------------------------
                                               James L. Thrash
                                               Chief Financial & Principal
                                               Accounting Officer