Form 10-Q
period 1999-06-30
FIRST MERCHANTS CORP
filed 1999-08-16
CIK 712534

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999


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

     As of July 27, 1999, there were outstanding 12,042,376 common shares, without par value, of the registrant.



     The exhibit index appears on page 2.

     This report including the cover page contains a total of 22 pages.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX



                                                                      Page No.
PART I.   Financial information:                                    ------------
Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheet                            3
          Consolidated Condensed Statement of Income                      4

          Consolidated Condensed Statement of
          Comprehensive Income                                            5

          Consolidated Condensed Statement of Changes in
          Stockholders' Equity                                            6

          Consolidated Condensed Statement of Cash Flows                  7

          Notes to Consolidated Condensed Financial Statements            8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            14

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                    21

PART II.  Other Information:

Item 4.   Submission of Matters to a Vote of Security Holders            22

Item 6.   Exhibits and Reports of Form 8-K                               22

Signatures                                                               23




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                         June 30,         December 31,
                                                                           1999               1998
                                                                     ----------------   ----------------
ASSETS:
   Cash and due from banks                                            $       35,948     $       35,474
   Federal funds sold                                                         32,500             45,295
                                                                     ----------------   ----------------
      Cash and cash equivalents                                               68,448             80,769
   Interest-bearing deposits                                                     791              1,008
   Investment securities available for sale                                  359,050            329,508
   Investment securities held to maturity                                     17,055             21,709
   Mortgage loans held for sale                                                   66                776
   Loans                                                                     920,824            890,356
      Less:   Allowance for loan losses                                       (9,858)            (9,209)
                                                                     ----------------   ----------------
         Net loans                                                           910,966            881,147
   Premises and equipment                                                     19,951             18,963
   Federal Reserve and Federal Home Loan Bank stock                            4,964              4,455
   Interest receivable                                                        11,143             10,797
   Core deposit intangibles and goodwill                                       3,013              3,141
   Others assets                                                              12,368             10,254
                                                                    -----------------   ----------------
         Total assets                                                 $    1,407,815     $    1,362,527
                                                                    =================   ================
LIABILITIES:
   Deposits:
      Noninterest-bearing                                             $      134,268     $      139,469
      Interest-bearing                                                       957,221            946,483
                                                                    -----------------   ----------------
         Total deposits                                                    1,091,489          1,085,952
   Borrowings                                                                151,175            113,702
   Interest payable                                                            4,370              4,134
   Other liabilities                                                           5,341              4,848
                                                                    -----------------   ----------------
         Total liabilities                                                 1,252,375          1,208,636
STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 50,000,000 shares
      Issued and outstanding -- 12,013,265 and 11,975,955 shares               1,502             1,497
   Additional paid-in capital                                                 31,381            31,264
   Retained earnings                                                         123,754           118,919
   Accumulated other comprehensive income (loss)                              (1,197)            2,211
                                                                    -----------------   ----------------
         Total stockholders' equity                                          155,440           153,891
                                                                    -----------------   ----------------
         Total liabilities and stockholders' equity                     $  1,407,815      $  1,362,527
                                                                    =================   ================
See notes to consolidated condensed financial statements.



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                      June 30,                    June 30,
                                                                ------------------          ------------------
                                                                  1999      1998              1999      1998
                                                                -------    -------          -------    -------
Interest Income:
   Loans receivable
      Taxable                                                   $19,204    $18,832          $37,784    $37,215
      Tax exempt                                                     59         62              112        123
   Investment securities:
      Taxable                                                     3,994      2,609            7,489      5,127
      Tax exempt                                                  1,323      1,202            2,633      2,381
   Federal funds sold                                               198        399              426        621
   Deposits with financial institutions                              30          8               34         11
   Federal Reserve and Federal Home Loan Bank stock                 108         97              208        191
                                                                --------   --------         --------   --------
         Total interest income                                   24,916     23,209           48,686     45,669
                                                                --------   --------         --------   --------
Interest expense:
   Deposits                                                       9,339     10,228           18,680     19,919
   Borrowings                                                     2,114        765            3,704      1,583
                                                                --------   --------         --------   --------
      Total interest expense                                     11,453     10,993           22,384     21,502
                                                                --------   --------         --------   --------
Net Interest Income                                              13,463     12,216           26,302     24,167
Provision for loan losses                                           522        504            1,027      1,012
                                                                --------   --------         --------   --------
Net Interest Income After Provision for Loan Losses              12,941     11,712           25,275     23,155
                                                                --------   --------         --------   --------
Other Income:
   Net realized gains (losses) on sales of
      available-for-sale securities                                 142         10              157         55
   Other income                                                   3,622      3,053            7,035      5,974
                                                                --------   --------         --------   --------

Total other income                                                3,764      3,063            7,192      6,029
Total other expenses                                              9,488      7,970           18,178     15,664
                                                                --------   --------         --------   --------
Income before income tax                                          7,217      6,805           14,289     13,520
Income tax expense                                                2,568      2,391            4,997      4,713
                                                                --------   --------         --------   --------
Net Income                                                      $ 4,649    $ 4,414          $ 9,292    $ 8,807
                                                                ========   ========         ========   ========

Per share:
   Net Income:
      Basic                                                     $   .39    $   .37          $   .78    $   .74
      Diluted                                                       .39        .37              .77        .73
   Dividends                                                        .20        .16              .37        .32


See notes to consolidated condensed financial statements.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                                     Three Months Ended          Six Months Ended
                                                                                           June 30,                   June 30,
                                                                                       1999       1998          1999         1998
                                                                                    ---------- ----------    ----------   ----------
Net Income                                                                            $ 4,649    $ 4,414       $ 9,292      $ 8,807
                                                                                    ---------- ----------    ----------   ----------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding losses arising during the period, net of income tax of
         of $1,902, $31, $2,386, $139                                                  (2,792)       (45)       (3,502)        (204)
      Less: Reclassification adjustment for (gains) losses included
         in net income, net of income tax $57, $4, $63, $22                               (85)        (6)          (94)         (33)
                                                                                   ----------- ------------   ---------   ----------

                                                                                       (2,707)       (39)       (3,408)        (171)
                                                                                   ----------- ------------   ---------   ----------
Comprehensive income                                                                  $ 1,942    $ 4,375       $ 5,884      $ 8,636
                                                                                   =========== ============   =========   ==========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                     1999               1998
                                                                   --------           --------
Balances, January 1                                                $153,891           $141,794
Net income                                                            9,292              8,807
Cash dividends                                                       (4,457)            (3,781)
Net change in accumulated other comprehensive income                 (3,408)              (171)
Stock repurchased                                                      (339)
Stock issued under dividend reinvestment and
   stock purchase plan                                                  338                329
Stock options exercised                                                 123                247
                                                                   ---------          ---------
Balances, June 30                                                  $155,440           $147,225
                                                                   =========          =========

See notes to consolidated condensed financial statements



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                               June 30,
                                                                         1999            1998
                                                                      ----------      ----------
Cash Flows From Operating Activities:
   Net income                                                           $9,292          $8,807
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Provision for loan losses                                          1,027           1,012
      Depreciation and amortization                                      1,379           1,256
      Securities amortization, net                                         176             135
      Securities losses (gains), net                                      (157)            (55)
      Mortgage loans originated for sale                                (4,837)         (3,551)
      Proceeds from sales of mortgage loans                              5,547           3,819
      Change in interest receivable                                       (346)            157
      Change in interest payable                                           236             140
      Other adjustments                                                    589            (806)
                                                                      ----------      ----------
         Net cash provided by operating activities                      12,906          10,914
                                                                      ----------      ----------
Cash Flows From Investing Activities:
   Net change in interest-bearing deposits                                 217              89
   Purchases of
      Securities available for sale                                   (127,380)        (58,708)
      Securities held to maturity                                                          (90)
   Proceeds from maturities of
      Securities available for sale                                     78,635          39,288
      Securities held to maturity                                        4,552           8,562
   Proceeds from sales of
      Securities available for sale                                     13,692           2,284
   Net change in loans                                                 (30,846)        (24,572)
   Purchases of premises and equipment                                  (2,311)         (3,486)
   Other investing activities                                             (461)         (1,645)
                                                                      ----------      ----------
      Net cash provided by investing activities                        (63,902)        (38,278)
                                                                      ----------      ----------

                                                                                      (continued)


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                              June 30,
                                                                         1999            1998
                                                                      ----------      ----------
Cash Flows From Financing Activities:
   Net change in
       Demand and savings deposits                                    $  (5,201)      $  9,449
       Certificates of deposit and other time deposits                   10,738         40,670
       Borrowings                                                        37,473         11,893
   Cash dividends                                                        (4,457)        (3,781)
   Stock issued under dividend reinvestment and stock purchase plan         338            329
   Stock options exercised                                                  123            247
   Stock repurchased                                                       (339)
                                                                      ----------      ----------
      Net cash provided by financing activities                          38,675         58,807
                                                                      ----------      ----------
Net Change in Cash and Cash Equivalents                                 (12,321)        31,443
Cash and Cash Equivalents, January 1                                     80,769         43,720
                                                                      ----------      ----------
Cash and Cash Equivalents, June 30                                    $  68,448       $ 75,163
                                                                      ==========      ==========

See notes to consolidated condensed financial statements.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1. General

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for the change in method of accounting or adoption of accounting pronouncements discussed more fully in Note 2. All adjustments which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements.


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

The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to Statement No. 115. The only new requirement is that if an entity has a sales commitment in place, the security must be classified into trading.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 3. ACQUISITIONS

On April 1, 1999, the Corporation issued 1,098,795 shares of its common stock in exchange for al of the outstanding shares of Jay Financial Corporation Portland, Indiana. At December 31, 1998, Jay Financial Corporation had total assets and shareholders' equity of $114,895,000 and $14,903,000, respectively. The transaction will be accounted for under the pooling -of -interests method of accounting.

On April 21, 1999, the Corporation issued 810,642 shares of its common stock in exchange for all of the outstanding shares of Anderson Community Bank, Anderson, Indiana. At December 31, 1998, Anderson Community Bank had total assets and shareholders' equity of $77,984,000 and $7,740,000, respectively. The transaction will be accounted for under the pooling -of -interests method of accounting.

The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the Corporation had been combined as of January 1, 1998. Separate operating results of Jay Financial Corporation and Anderson Community Bank for the periods prior to the merger were as follows:



                                   Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                   ------------------        --------------------
                                   1999          1998        1999            1998
                                   ------      ------        ------        ------
Net interest income:
  First Merchants Corporation      $13,201     $10,305       $22,912       $20,457
  Jay Financial Corporation                      1,138         2,250         2,250
  Anderson Community Bank              262         773         1,140         1,460
                                   -------     -------       -------       -------
     Combined                      $13,463     $12,216       $26,302       $24,167
                                   =======     =======       =======       =======

Net income:
  First Merchants Corporation      $ 4,548     $ 3,798       $ 8,138       $ 7,622
  Jay Financial Corporation                        362           703           703
  Anderson Community Bank              101         254           451           482
                                   -------     -------       -------       -------
     Combined                      $ 4,649     $ 4,414       $ 9,292       $ 8,807
                                   =======     =======       =======       =======

Diluted net incomer per share:
  First Merchants Corporation      $   .38     $   .32       $   .67       $   .63
  Jay Financial Corporation                        .03           .06           .06
  Anderson Community Bank              .01         .02           .04           .04
                                   -------     -------       -------       -------
     Combined                      $   .39     $   .37       $   .77       $   .73
                                   =======     =======       =======       =======


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 4. Investment Securities

                                                           Gross         Gross
                                           Amortized     Unrealized    Unrealized       Fair
                                              Cost         Gains         Losses         Value
                                           ----------    ----------    -----------    ----------
Available for sale at June 30, 1999:
   U.S. Treasury                           $  14,609     $      25     $       31     $  14,603
   Federal agencies                           62,690            49            555        62,184
   State and municipal                        99,697         1,005            469       100,233
   Mortgage-backed securities                150,272           160          1,384       149,048
   Other asset-backed securities              22,553             1            478        22,076
   Corporate obligations                       9,853            33             42         9,844
   Marketable equity security                  1,200                          138         1,062
                                           ----------    ----------    -----------    ----------
         Total available for sale            360,874         1,273          3,097       359,050
                                           ----------    ----------    -----------    ----------

Held to maturity at June 30, 1999:
   U.S. Treasury                                 250                                        250
   Federal agencies                              427                            1           426
   State and municipal                        15,256           168                       15,424
   Mortgage-backed securities                    486             3                          489
   Other asset-backed securities                 636                           60           576
                                           ----------    ----------    -----------    ----------
         Total held to maturity               17,055           171             61        17,165
                                           ----------    ----------    -----------    ----------
         Total investment securities       $ 377,929     $   1,444     $    3,158     $ 376,215
                                           ==========    ==========    ===========    ==========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


                                                           Gross         Gross
                                           Amortized     Unrealized    Unrealized       Fair
                                              Cost         Gains         Losses         Value
                                           ----------    ----------    -----------    ----------
Available for sale at December 31, 1998:
   U.S. Treasury                           $  22,275     $     120     $              $  22,395
   Federal agencies                           61,605           627             32        62,200
   State and municipal                        93,198         2,778             21        95,955
   Mortgage-backed securities                128,610           440            198       128,852
   Other asset-backed securities                 265             1             11           255
   Corporate obligations                      18,624           143              8        18,759
   Marketable equity securities                1,200                          108         1,092
                                           ----------    ----------    -----------    ----------
      Total available for sale               325,777         4,109            378       329,508
                                           ----------    ----------    -----------    ----------

Held to maturity at December 31, 1998:
   U.S. Treasury                                 249             4                          253
   Federal agencies                              500             1                          501
   State and municipal                        18,335           370              1        18,704
   Mortgage-backed securities                    864             3                          867
   Other asset-backed securities               1,761             2             27         1,736
                                           ----------    ----------    -----------    ----------
      Total held to maturity                  21,709           380             28        22,061
                                           ----------    ----------    -----------    ----------
      Total investment securities          $ 347,486     $   4,489     $      406     $ 351,569
                                           =========     ==========    ===========    ==========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5. Loans and Allowance

                                                                      June 30,      December 31,
                                                                        1999            1998
                                                                    ------------    ------------
Loans:
   Commercial and industrial loans                                  $ 202,120       $ 188,841
   Bankers' acceptances and loans to financial institutions               375             900
   Agricultural production financing and other loans to farmers        23,899          21,951
   Real estate loans:
      Construction                                                     23,319          31,719
      Commercial and farmland                                         142,516         137,671
      Residential                                                     365,804         361,611
   Individuals' loans for household and other personal expenditures   156,721         143,075
   Tax-exempt loans                                                     3,360           2,652
   Other loans                                                          2,772           2,073
   Unearned interest on loans                                             (62)           (137)
                                                                    ------------    ----------
         Total                                                      $ 920,824       $ 890,356
                                                                    ============    ==========


                                                                        Six Months Ended
                                                                            June 30,
                                                                       1999          1998
Allowance for loan losses:                                          --------      ---------
   Balances, January 1                                              $ 9,209       $  8,428
   Provision for losses                                               1,027          1,012
   Recoveries on loans                                                  223            232
   Loans charged off                                                   (601)          (914)
                                                                    --------      ---------
   Balances, June 30                                                $ 9,858       $  8,758
                                                                    ========      =========

NOTE 6. Net Income Per Share

                                                              Three Months Ended June 30,
                                                       1999                                1998
                                         --------------------------------    --------------------------------
                                                   Weighted-                          Weighted-
                                                    Average     Per Share              Average      Per Share
                                         Income     Shares        Amount     Income    Shares         Amount
                                         ------    ----------   ---------    ------   ----------    ---------
Basic net income per share:
   Net income available to
      common stockholders                $ 4,649    12,004,475    $  .39     $ 4,414   11,904,436     $  .37
                                                                  ======                              ======
Effect of dilutive stock options                        97,282                            194,755
                                         -------    ----------               -------   ----------
Diluted net income per share:
   Net income available to
      common stockholders
      and assumed conversions            $ 4,649    12,101,757    $  .39     $ 4,414   12,099,191     $  .37
                                         =======    ==========    ======     =======   ==========     ======

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


                                                               Six Months Ended June 30,
                                                       1999                                1998
                                         --------------------------------    --------------------------------
                                                   Weighted-                          Weighted-
                                                    Average     Per Share              Average      Per Share
                                         Income     Shares        Amount     Income    Shares         Amount
                                         ------    ----------   ---------    ------   ----------    ---------
Basic net income per share:
   Net income available to
      common stockholders                $ 9,292    11,989,955    $  .78     $ 8,807   11,890,044     $  .74
                                                                  ======                              ======
Effect of dilutive stock options                       108,551                            190,147
                                         -------    ----------               -------   ----------
   Net income available to
      common stockholders
      and assumed conversions            $ 9,292    12,098,506    $  .77     $ 8,807   12,080,191     $  .73
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


RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 1999, was $4,649,000, compared to $4,393,000 earned in the same period of 1998, an increase of 5.8 percent. Diluted net income per share was $.39 for the three months ended June 30, 1999, compared to $.37 for the three months ended June 30, 1998, an increase of 5.4 percent.

     Net income for the first six months of 1999 was $9,292,000 compared to $8,807,000 earned in the same period of 1998, an increase of 5.5 percent. Diluted net income per share was $.77 and $.73 for the six months ended June 30, 1999 and 1998, respectively, an increase of 5.4 percent.

     The increase in earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $2,135,000 or 8.8 percent over the first six months of 1998 due to growth in earning assets of 12.7 percent. Noninterest income increased $1,163,000 or 19.3 percent over the first six months of 1998 due primarily to increased revenues from fiduciary activities and commission income.

     Annualized returns on average assets and average shareholder's equity for quarter ended June 30, 1999 were 1.34 percent and 11.94 percent, respectively, compared with 1.43 percent and 12.08 percent for the same period of 1998. For the six months ended June 30, 1999, annualized returns on average assets and shareholder's equity were 1.37 percent and 11.97 percent, respectively, compared to 1.46 percent and 12.17 percent for the same nine month period in 1998.

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

     The Corporation's Tier I capital to average assets ratio was 11.9 percent at year-end 1998 and 11.1 percent at June 30, 1999. At June 30, 1998, the Corporation had a Tier I risk-based capital ratio of 16.4 percent, total risk-based capital ratio of 17.2 percent, and a leverage ratio of 11.1 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of
10.0 percent are considered "well capitalized."

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


     The following table summarizes the risk elements for the Corporation.
------------------------------------------------------------------------------------
(Dollars in Thousands)                     June 30,     December 31,     December 31,
                                             1999           1998             1997
------------------------------------------------------------------------------------
Non-accrual loans                          $ 1,526        $ 1,073          $ 2,777
Loans contractually past due 90 days
   or more other than nonaccruing            2,723          2,334            1,699
Restructured loans                             960          1,110            1,540
                                           -------        -------          -------
  Total                                    $ 5,209        $ 4,517          $ 6,016
                                           =======        =======          =======

     Impaired loans included in the table above, totaled $2,391,000 at December 31, 1998. An allowance for losses at December 31, 1998, was not deemed necessary for impaired loans totaling $7,041,000, but an allowance of $795,000 was recorded for the remaining balance of impaired loans of $1,956,000. The average balance of impaired loans for 1997 was $4,155,000.

     At June 30, 1999, the allowance for loan losses increased by $650,000, to $9,858,000, up from year end 1998. As a percent of loans, the allowance was 1.07 percent, up from 1.03 percent at year end 1998.

     The second quarter 1999 provision of $522,000 increased from $504,000 for the same quarter in 1998. Net charge-offs amounted to $220,000 during the quarter. The provision of $1,027,000 for the six months ended June 30, 1999 increased $15,000 from the same period in 1998. Net charge offs amounted to $378,000 during the first six months of 1998.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


     The table below presents loan loss experience for the periods indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.



                                           Six Months Ended          Year Ended
                                               June 30,             December 31,
                                           ----------------      ------------------
                                            1999      1998        1998       1997
                                            ----      ----        ----       ----
                             (Dollars in Thousands)
Allowance for loan losses:
   Balance at beginning of period         $9,209    $8,428       $8,428      $8,010
                                          ------    ------       ------      ------
   Chargeoffs                                601       914        2,230       1,949
   Recoveries                                223       232          639         633
                                          ------    ------       ------      ------
   Net chargeoffs                            378       682        1,591       1,316
   Provision for loan losses               1,027     1,012        2,372       1,734
                                          ------    ------       ------      ------
   Balance at end of period               $9,858    $8,758       $9,209      $8,428
                                          ======    ======       ======      ======

Ratio of net chargeoffs during the
    period to average loans
    outstanding during the period           .08%(1)   .15%(1)      .18%        .16%
Peer Group                                   N/A       N/A         .29%        .26%

(1)   First six months annualized


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

     The Corporation's liquidity and interest sensitivity position at June 30, 1999, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

     The Corporation had a cumulative negative gap of $54,972,000 in the six month horizon at June 30, 1999, or just over 3.9 percent of total assets. Net interest income at a financial institution with a negative gap tends to decrease when rates rise and generally increase as interest rates decline.

     The GAP/Interest Rate Sensitive Report is a tool which displays repricing timing differences between interest sensitive assets and liabilities. The 0-180 day Sensitivity Gap Ratio depicts the institution is liability sensitive 89.2 percent.

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

     Assumed interest rate changes are simulated to move incrementally over 18 months. The total rate movement (beginning point less ending point) to noteworthy interest rate indexes are as follows:


                             Rising                Falling
                           ---------------------- ------------------------
Prime                        300   Basis Points    (300)   Basis Points
Federal Funds                300                   (300)
90 Day T-Bill                310                   (275)
One Year T-Bill              290                   (270)
Three Year T-Note            290                   (265)
Five Year T-Note             290                   (255)
Ten Year T-Note              290                   (245)
Interest Checking            100                   ( 57)
MMIA Savings                 150                   (100)
Money Market Index           315                   (220)
Regular Savings              100                   ( 57)


     Results for the flat, rising (rate shock), and falling (rate shock) interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over an 18 month time horizon. Balance sheet assumptions are the same under both scenarios:


                                              Flat/Base     Rising     Falling
                                              ---------------------------------
Net Interest Income (Dollars in Thousands)     $79,921      $78,145    $77,930
Change vs. Flat/Base Scenario                                (1,776)    (1,991)
Percent Change                                               (2.22%)    (2.49%)


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


EARNING ASSETS

     The following table presents the earning asset mix as of June 30, 1999, and December 31, 1998, and December 31, 1997.

     Loans grew by nearly $30 million from December 31, 1998, to June 30, 1998, while investment securities grew by $24.6 million during the same period. Commercial and industrial loans increased by more than $13,000,000, while individuals' loans for household and personal expenditures grew by nearly $14,000,000.

-----------------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                      June 30,         December 31,       December 31,
                                                             1999               1998               1997
                                                         ------------       ------------       ------------
Federal funds sold and interest-bearing deposits         $      32.5        $      45.3        $        9.5
Investment securities                                          376.1              351.5               266.8
Mortgage loans held for sale                                      .1                0.8                 0.5
Loans                                                          920.8              891.1               838.7
Federal Reserve and Federal Home Loan Bank stock                 5.0                4.5                 4.1
                                                         ------------       ------------       ------------
           Total                                         $   1,334.5        $   1,293.2        $    1,079.6
                                                         ============       ============       ============
-----------------------------------------------------------------------------------------------------------

DEPOSITS, SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, FEDERAL FUNDS SOLD AND OTHER SHORT-TERM BORROWING

     The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1998 and 1997 and at June 30, 1999.

-----------------------------------------------------------------------------------------------------------

(Dollars in Millions)                                      June 30,         December 31,       December 31,
                                                             1999               1998               1997
                                                         ------------       ------------       ------------
Deposits                                                 $    1,091.5       $    1,086.0       $      977.0
Securities sold under repurchase agreements                      86.2               48.8               15.4
Federal funds purchased
   and other short-term borrowings                               10.8               17.8               13.6
Federal Home Loan Bank advances                                  54.3               47.1               25.5

     The Corporation has continued to leverage its large capital position with Federal Home Loan Bank advances, as well as, repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis under the heading Liquidity, Interest Sensitivity, and Disclosures about Market Risk. The effect on the Corporation's capital ratios is minimal as the Corporation remains adequately capitalized.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

     Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

     The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months and six months ended June 30, 1999 and 1998.

     Net interest income (FTE) for the three months ended June 30, 1999 increased by $1,305,000, or 10.1 percent over the same period in 1998, due to an increase in earning assets of over nearly $143 million. For the same period interest income and interest expense, as a percent of average earning assets, declined by .35 and .27 percent respectively, due to lower interest rate and margin compression.

     Net Interest income for the six months ended June 30, 1999 increased $2,258,000, or 8.8 percent over the same period in 1998, due to an increase in earning assets of nearly $146 million. Net interest income (FTE), as a percent of average earning assets, during the same period declined 15 basis points due primarily to declining interest rates and increased non-deposit funds.


------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                          Interest Income     Interest Expense     Net Interest Income                  Net Interest Income
                        (FTE) as a Percent      as a Percent       (FTE) as a Percent      Average             on a
                            of Average           of Average            of Average          Earning        Fully Taxable
                          Earning Assets       Earning Assets        Earning Assets        Assets        Equivalent Basis
------------------------------------------------------------------------------------------------------------------------------------
For the three months
   ended June 30,
        1999                  7.80%                3.48%                 4.32%             $1,315,932       $   14,201
        1998                  8.15                 3.75                  4.40               1,172,957           12,896
For the six months
   ended June 30,
        1999                  7.78                 3.47                  4.31               1,289,445           27,773
        1998                  8.22                 3.76                  4.46               1,143,750           25,515

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
------------------------------------------------------------------------------------------------------------------------------------

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

     Other income in the second quarter of 1999 exceeded the same quarter in the prior year by $703,000, or 23.0 percent.

Three major areas account for most of the increase:

     1. Service charges on deposit accounts increased by $214,000 due primarily to increased pricing.
     2. Gains on the sale of investment securities is $132,000 over the second quarter of 1998.
     3. Revenues from fiduciary activities grew $94,000, or 8.7 percent, due to strong new business activity and markets.

     Other income for the six months ended June 30, 1999 exceeded the same period in the prior year by $1,164,000, or 19.3 percent.

Five major areas account for most of the increase:

     1. Commission income increased $343,000, due to the acquisition of First Merchants Insurance Services, Inc., on April 1, 1998.
     2. Revenues from fiduciary activities grew $261,000, or 12.9 percent, due to strong new business activity and markets.
     3. Other customer fees increased $182,000, or 14.2 percent, due to an increased ATM network, increased sales volume of personal money order agent fees, and increased pricing.
     4. Service charges on deposit accounts increased $179,000, or 9.5 percent due to increased pricing.
     5. Gains on the sale of investment securities is $102,000 over the first six months of 1998.


OTHER EXPENSE

     Total "other expenses" represent non-interest operating expenses of the Corporation. Second quarter other expense in 1999 exceeded the same quarter of the prior year by $1,520,000, or 19.0 percent.

Two major areas account for most of the increase:

     1. Merger related costs of $648,000 resulted from the acquisitions of Jay Financial Corporation and Anderson Community Bank in April 1999.
     2. Salaries and benefit expense grew $483,000, or 11.0 percent, due to normal salary increases and staff additions.


     Total "other expenses" represent non-interest operating expenses of the Corporation. Other expenses for the six month period ended June 30, 1999 exceeded the same period of the prior year by $2,515,000, or 16.1 percent.

Five major areas account for most of the increase:

     1. Salaries and benefit expense grew $1,155,000, or 13.4 percent, due to normal salary increases and staff additions.
     2. Merger related costs of $648,000 resulted from the acquisitions of Jay Financial Corporation and Anderson Community Bank in April 1999.
     3. Equipment expense increased $164,000, or 10.7 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.
     4. Computer processing expense increased by $133,000, or 19.5 percent.
     5. Net occupancy expense increased by $110,000, or 11.20 percent, due to increased expansion.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


INCOME TAXES

     Income tax expense, for the three months ended June 30, 1999, increased by $177,000 over the same period in 1998, due to a $413,000 increase in pre-tax net income, mitigated somewhat by a $119,000 increase in tax-exempt income. Likewise, the increase of $284,000 for the six months ended June 30, 1999, as compared to the same period in 1998, results from a $769,000 increase in pre-tax net income, mitigated somewhat by a $242,000 increase in tax exempt income.

YEAR 2000

     The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a sytem failure or miscalculations. The Corporation is utilizing both internal and external resources to identify, correct and test the systems for the Year 2000 compliance. The Corporation began the testing phase during the third quarter of 1998. Core application testing was completed as of June 30, 1999.

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

     The Board of Directors reviews, on a quarterly basis, the progress in addressing Year 2000 issues. The Corporation believes that its costs related to upgrading systems and software for Year 2000 compliance will not exceed $1,025,000. As of June 30, 1999, the Corporation has spent approximately $860,000 in connection with Year 2000 compliance. Of the $860,000, approximately $650,000 has been capitalized as the Corporation replaced and upgraded non-compliant systems. Although the Corporation believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Corporation will not incur significant additional expenses in future periods.


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the April 14, 1999 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

     Election of Directors - The following directors were elected for a term of three years.


                                            Vote Count
--------------------------------------------------------------------------------
                            For              Against            Abstained
                      -------------       -------------       -------------
Stefan S. Anderson    9,175,518.25          70,828.30           68,839.00
David A. Galliher     9,240,725.25           5,621.30           68,839.00
Thomas B. Clark       9,216,623.53          29,723.03           68,839.00
John E. Worthen       9,167,819.39          78,527.16           68,839.00


     Approval of the First Merchants Corporation 1999 Long-Term Equity Incentive Plan described in the Proxy Statement dated February 24, 1999: Votes For - 7,593,423.19, Votes Against - 970,830.27, Votes Abstained - 56,127.10.

     Selection of Independent Public Accountants - Olive, LLP, Indianapolis,
Indiana: Votes For - 9,344,772.42, Votes Against - 65,743.67, Votes Abstained - 23,690.46.

     Approval of the First Merchants Corporation 1999 Employee Stock Purchase Plan described in the Proxy Statement dated February 24, 1999: Votes For - 8,279,128.6, Votes Against - 279,540.96, Votes Abstained - 62,710.93.

     Approval to amend the Corporation's Articles of Incorporation to increase the number of shares of common stock which the corporation is authorized to issue, from 20,000,000 shares to 50,000,000 shares: Votes For - 8,567,238.69,
Votes Against - 812,794.26, Votes Abstained - 54,173.60.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:



Exhibit No.:    Description of Exhibit:
------------    -----------------------
    3.1         Amendments to Articles of Incorporation
   10.1         Change of Control Agreements
   10.2         Change of Control Agreements
   27           Financial Data Schedule, Period Ending June 30, 1999



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

                                      First Merchants Corporation
                                             (Registrant)


 Date   August 11, 1999           by   /s/ Michael L. Cox
     --------------------------        -----------------------------------
                                       Michael L. Cox
                                       President and Director

 Date   August 11, 1999           by   /s/ James L. Thrash
     --------------------------        -----------------------------------
                                       James L. Thrash
                                       Chief Financial & Principal
                                       Accounting Officer