Form 10-K/A
period 1998-12-31
FIRST MERCHANTS CORP
filed 1999-11-05
CIK 712534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission file number 0-17071

                          FIRST MERCHANTS CORPORATION
              (Exact name of registrant as specified in its charter)

          Indiana                                               35-1544218
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

          200 East Jackson
           Muncie, Indiana                                      47305-2814
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code:  (765) 747-1500

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


Exhibit Index: Page 26

                         FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814




The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998:

                           Exhibits:

23   Consent of independent certified public accountants

99 Annual report on Form 11-K for First Merchants Corporation Employee Stock Purchase Plan (1994) and report of Plan's independent public accountants with respect to the financial statements

The above amendments are being filed to include the information required by Form 11-K.

                                                 FIRST MERCHANTS CORPORATION
                                                       (Registrant)


                                               By      /s/ James L. Thrash
                                                    ---------------------------
                                                           James L. Thrash
                                                     Senior Vice President and
                                                      Chief Financial Officer


Date:  October 27, 1999