Form 10-Q
period 1999-09-30
FIRST MERCHANTS CORP
filed 1999-11-12
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999


Commission File Number 0-17071


                           First Merchants Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Indiana                                                      35-1544218
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)


200 East Jackson Street - Muncie, IN                             47305-2814
--------------------------------------------------------------------------------
Address of principal executive office)                           (Zip code)


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


     As of November 3, 1999, there were outstanding 12,051,283 common shares, without par value, of the registrant.


     The exhibit index appears on page 2.

     This report including the cover page contains a total of 22 pages.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                     Page No.

PART I.     Financial information:

   Item 1.  Financial Statements:

            Consolidated Condensed Balance Sheet.........................3

            Consolidated Condensed Statement of Income...................4

            Consolidated Condensed Statement of
            Comprehensive Income.........................................5

            Consolidated Condensed Statement of Changes in
            Stockholders' Equity.........................................6

            Consolidated Condensed Statement of Cash Flows...............7

            Notes to Consolidated Condensed Financial Statements.........8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................14

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk.................................................21


PART II.    Other Information:

   Item 4.  Submission of Matters to a Vote of Security Holders.........22

   Item 6.  Exhibits and Reports of Form 8-K............................22

Signatures  ............................................................23

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                       September 30,     December 31,
                                                                       -------------    -------------
ASSETS:
   Cash and due from banks                                              $   37,566       $   35,474
   Federal funds sold                                                        1,800           45,295
                                                                        -----------      -----------
      Cash and cash equivalents                                             39,366           80,769
   Interest-bearing deposits                                                 1,631            1,008
   Investment securities available for sale                                352,042          329,508
   Investment securities held to maturity                                   15,772           21,709
   Mortgage loans held for sale                                                183              776
   Loans                                                                   976,303          890,356
      Less:   Allowance for loan losses                                    (10,153)          (9,209)
                                                                        -----------      -----------
         Net loans                                                         966,150          881,147
   Premises and equipment                                                   19,954           18,963
   Federal Reserve and Federal Home Loan Bank stock                          5,638            4,455
   Interest receivable                                                      11,700           10,797
   Core deposit intangibles and goodwill                                     2,949            3,141
   Others assets                                                            13,452           10,254
                                                                        -----------      -----------
         Total assets                                                   $1,428,837       $1,362,527
                                                                        ===========      ===========
LIABILITIES:
   Deposits:
      Noninterest-bearing                                               $  134,974       $  139,469
      Interest-bearing                                                     923,007          946,483
                                                                        -----------      -----------
         Total deposits                                                  1,057,981        1,085,952
   Borrowings                                                              204,538          113,702
   Interest payable                                                          4,105            4,134
   Other liabilities                                                         5,460            4,848
                                                                        -----------      -----------
         Total liabilities                                               1,272,084        1,208,636
STOCKHOLDERS' EQUITY:
   Preferred stock, no-par value:
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value:
      Authorized --- 50,000,000 shares
      Issued and outstanding -- 12,050,374 and 11,975,955 shares             1,506            1,497
   Additional paid-in capital                                               32,030           31,264
   Retained earnings                                                       125,969          118,919
   Accumulated other comprehensive income (loss)                            (2,752)           2,211
                                                                        -----------      -----------
         Total stockholders' equity                                        156,753          153,891
                                                                        -----------      -----------
         Total liabilities and stockholders' equity                     $1,428,837       $1,362,527
                                                                        ===========      ===========
See notes to consolidated condensed financial statements.




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                           Three Months Ended           Nine Months Ended
                                                                              September 30,               September 30,
                                                                            1999         1998            1999        1998
                                                                           ------       ------          ------      ------
Interest Income:
   Loans receivable
      Taxable                                                            $ 19,792     $ 19,347        $ 57,576    $ 56,562
      Tax exempt                                                               56           58             168         181
   Investment securities:
      Taxable                                                               4,075        2,890          11,564       8,017
      Tax exempt                                                            1,302        1,239           3,935       3,620
   Federal funds sold                                                          33          202             459         823
   Deposits with financial institutions                                         7            4              41          15
   Federal Reserve and Federal Home Loan Bank stock                           115          103             323         294
                                                                         --------     --------        --------    --------
         Total interest income                                             25,380       23,843          74,066      69,512
                                                                         --------     --------        --------    --------
Interest expense:
   Deposits                                                                 9,480       10,124          28,160      30,043
   Borrowings                                                               2,324        1,228           6,028       2,811
                                                                         --------     --------        --------    --------
      Total interest expense                                               11,804       11,352          34,188      32,854
                                                                         --------     --------        --------    --------
Net Interest Income                                                        13,576       12,491          39,878      36,658
Provision for loan losses                                                     590          539           1,617       1,551
                                                                         --------     --------        --------    --------
Net Interest Income After Provision for Loan Losses                        12,986       11,952          38,261      35,107
                                                                         --------     --------        --------    --------
Other Income:
   Net realized gains on sales of available-for-sale securities                12           72             169         127
   Other income                                                             3,722        3,221          10,757       9,195
                                                                         --------     --------        --------    --------

Total other income                                                          3,734        3,293          10,926       9,322
Total other expenses                                                        9,235        8,187          27,413      23,851
                                                                         --------     --------        --------    --------
Income before income tax                                                    7,485        7,058          21,774      20,578
Income tax expense                                                          2,622        2,499           7,619       7,212
                                                                         --------     --------        --------    --------
Net Income                                                               $  4,863     $  4,559        $ 14,155    $ 13,366
                                                                         ========     ========        ========    ========

Per share:
   Net Income:
      Basic                                                              $    .40     $    .38        $   1.18    $   1.12
      Diluted                                                                 .40          .38            1.17        1.11
   Dividends                                                                  .22          .20             .62         .57



See notes to consolidated condensed financial statements.



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                                 Three Months Ended        Nine Months Ended
                                                                                    September 30,            September 30,
                                                                                  1999       1998          1999       1998
                                                                                --------    -------      --------    ------

Net Income                                                                      $ 4,863    $ 4,559       $14,155     $13,366
                                                                                --------   --------      --------    -------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding (losses) gains arising during the period, net of
         income tax of $1,032, $(853), $3,241, $(761)                            (1,562)     1,194        (5,064)        990
      Less: Reclassification adjustment for gains included
         in net income, net of income tax $(5), $(29), $(68), $(51)                   7         43           101          76
                                                                                --------    -------      --------    --------
                                                                                 (1,555)     1,237        (4,963)      1,066

Comprehensive income                                                            $ 3,308    $ 5,796       $ 9,192     $14,432
                                                                                ========   ========      ========    =======



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                           1999               1998
                                                                        ----------         ----------
Balances, January 1                                                     $ 153,891          $ 141,794
Net income                                                                 14,155             13,366
Cash dividends                                                             (7,107)            (5,837)
Net change in accumulated other comprehensive income                       (4,963)             1,066
Stock repurchased                                                            (339)
Stock issued under "employee" benefit plans                                   428                384
Stock issued under dividend reinvestment and stock purchase plan              511                511
Stock options exercised                                                       177                288
                                                                        ----------         ----------

Balances, September 30                                                  $ 156,753          $ 151,572
                                                                        ==========         ==========

See notes to consolidated condensed financial statements



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                         1999        1998
                                                                                      --------------------
Cash Flows From Operating Activities:
   Net income                                                                         $ 14,155     $13,366
   Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                                          1,617       1,551
      Depreciation and amortization                                                      2,193       1,924
      Securities amortization, net                                                         266         214
      Securities losses (gains), net                                                      (169)       (127)
      Mortgage loans originated for sale                                                (5,801)     (5,982)
      Proceeds from sales of mortgage loans                                              6,394       5,722
      Change in interest receivable                                                       (903)       (721)
      Change in interest payable                                                           (29)        330
      Other adjustments                                                                    705      (1,590)
                                                                                      ----------  ---------
         Net cash provided by operating activities                                      18,428      14,687
                                                                                      ----------  ---------

Cash Flows From Investing Activities:
   Net change in interest-bearing deposits                                                (623)        (72)
   Purchases of
      Securities available for sale                                                   (146,666)   (147,113)
      Securities held to maturity                                                                      (90)
   Proceeds from maturities of
      Securities available for sale                                                     97,389      63,389
      Securities held to maturity                                                        5,807      11,909
   Proceeds from sales of
      Securities available for sale                                                     17,339       7,393
   Net change in loans                                                                 (86,620)    (44,032)
   Purchases of premises and equipment                                                  (2,965)     (4,772)
   Other investing activities                                                              (27)     (1,593)
                                                                                      ----------  ---------
      Net cash provided by investing activities                                       (116,366)   (114,981)

                                                                                      ----------  ---------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)
                                                                                        Nine Months Ended
                                                                                             June 30,
                                                                                         1999        1998
                                                                                       --------------------
Cash Flows From Financing Activities:
   Net change in
       Demand and savings deposits                                                     $ (4,495)   $(13,447)
       Certificates of deposit and other time deposits                                  (23,476)     50,553
       Borrowings                                                                        90,836      64,940
   Cash dividends                                                                        (7,107)     (5,837)
   Stock issued under employee benifit plans                                                428         384
   Stock issued under dividend reinvestment and stock purchase plan                         511         511
   Stock options exercised                                                                  177         288
   Stock repurchased                                                                       (339)
                                                                                      ----------   ---------
      Net cash provided by financing activities                                          56,535      97,392
                                                                                      ----------   ---------
Net Change in Cash and Cash Equivalents                                                 (41,403)     (2,902)
Cash and Cash Equivalents, January 1                                                     80,769      43,720
                                                                                      ----------   ---------
Cash and Cash Equivalents, September 30                                                  39,366    $ 40,818
                                                                                      ==========   =========

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


Statement No. 133 was to be effective for all fiscal years beginning after June 15, 1999. The implementation date has been deferred and FSAS No. 133 will now be effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of this Statement will have no material impact on the Corporation's financial condition or result of operations.

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

On April 21, 1999, the Corporation issued 810,642 shares of its common stock in exchange for all of the outstanding shares of Anderson Community Bank, Anderson, Indiana. At December 31, 1998, Anderson Community Bank had total assets and shareholders' equity of $77,984,000 and $7,740,000, respectively. The transaction will be accounted for under the pooling of -interests method of accounting.

The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the Corporation had been combined as of January 1, 1998. Separate operating results of Jay Financial Corporation and Anderson Community Bank for the periods prior to the merger were as follows:


                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                            1999             1998             1999             1998
                                        ---------        ---------        ---------        ---------
Net interest income:
   First Merchants Corporation            $13,576          $10,458          $36,488          $30,915
   Jay Financial Corporation                                 1,208            2,250            3,458
   Anderson Community Bank                                     825            1,140            2,285
                                        ---------        ---------        ---------        ---------
        Combined                          $13,576          $12,491          $39,878          $36,658
                                          =======          =======          =======          =======

Net income:
   First Merchants Corporation              4,863            3,891           13,001           11,513
   Jay Financial Corporation                                   387              703            1,090
   Anderson Community Bank                                     281              451              763
                                        ---------        ---------        ---------        ---------
        Combined                          $ 4,863          $ 4,559          $14,155          $13,366
                                          =======          =======          =======          =======

Diluted net income per share:
   First Merchants Corporation                .40              .33             1.07              .96
   Jay Financial Corporation                                   .03              .06              .09
   Anderson Community Bank                                     .02              .04              .06
                                        ---------        ---------         --------         --------
        Combined                        $     .40        $     .38         $   1.17         $   1.11
                                        =========        =========         ========         ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


NOTE 4.  Investment Securities
                                                                                      Gross            Gross
                                                                 Amortized       Unrealized       Unrealized            Fair
                                                                      Cost            Gains           Losses           Value
                                                               -----------      -----------      -----------      ----------
Available for sale at September 30, 1999:
   U.S. Treasury                                               $    11,342      $        13      $        41      $   11,314
   Federal agencies                                                 65,064               27              782          64,309
   State and municipal                                              99,800              867              598         100,069
   Mortgage-backed securities                                      146,473              282            3,337         143,418
   Other asset-backed securities                                    22,123                               759          21,364
   Corporate obligations                                            10,558               22               66          10,514
   Marketable equity securities                                      1,200                               146           1,054
                                                               -----------      -----------      -----------      ----------
         Total available for sale                                  356,560            1,211            5,729         352,042
                                                               -----------      -----------      -----------      ----------

Held to maturity at September 30, 1999:
   U.S. Treasury                                                       250                                 1             249
   State and municipal                                              14,357              135                           14,492
   Mortgage-backed securities                                          432                1                1             432
   Other asset-backed securities                                       733                                78             655
                                                               -----------      -----------      -----------      ----------
         Total held to maturity                                     15,772              136               80          15,828
                                                               -----------      -----------      -----------      ----------
         Total investment securities                           $   372,332      $     1,347      $     5,809      $  367,870
                                                               ===========      ===========      ===========      ==========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

                                                                         Gross              Gross
                                                    Amortized         Unrealized         Unrealized           Fair
                                                       Cost              Gains             Losses             Value
                                                  -----------       -----------         -----------       ---------
Available for sale at December 31, 1998:
   U.S. Treasury                                  $    22,275       $       120         $                 $  22,395
   Federal agencies                                    61,605               627                 32           62,200
   State and municipal                                 93,198             2,778                 21           95,955
   Mortgage-backed securities                         128,610               440                198          128,852
   Other asset-backed securities                          265                 1                 11              255
   Corporate obligations                               18,624               143                  8           18,759
   Marketable equity securities                         1,200                                  108            1,092
                                                  -----------       -----------         ----------        ---------
      Total available for sale                        325,777             4,109                378          329,508
                                                  -----------       -----------         ----------        ---------

Held to maturity at December 31, 1998:
   U.S. Treasury                                          249                 4                                 253
   Federal agencies                                       500                 1                                 501
   State and municipal                                 18,335               370                  1           18,704
   Mortgage-backed securities                             864                 3                                 867
   Other asset-backed securities                        1,761                 2                 27            1,736
                                                  -----------       -----------         ----------        ---------
      Total held to maturity                           21,709               380                 28           22,061
                                                  -----------       -----------         ----------        ---------
      Total investment securities                 $   347,486       $     4,489         $      406        $ 351,569
                                                  ===========        ==========         ==========        =========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.     Loans and Allowance

                                                                                September 30,      December 31,
                                                                                   1999               1998
                                                                                ------------       -----------
Loans:
   Commercial and industrial loans                                              $  220,838          $  188,841
   Bankers' acceptances and loans to financial institutions                                                900
   Agricultural production financing and other loans to farmers                     25,309              21,951
   Real estate loans:
      Construction                                                                  27,843              31,719
      Commercial and farmland                                                      147,102             137,671
      Residential                                                                  375,901             361,611
   Individuals' loans for household and other personal expenditures                171,849             143,075
   Tax-exempt loans                                                                  4,374               2,652
   Other loans                                                                       3,129               2,073
   Unearned interest on loans                                                          (42)               (137)
                                                                                -----------         -----------
         Total                                                                  $  976,303          $  890,356
                                                                                ===========         ===========

                                                                                        Nine Months Ended
                                                                                          September 30,

Allowance for loan losses:                                                          1999                1998
                                                                                -----------         -----------
   Balances, January 1                                                          $    9,209          $    8,429
   Provision for losses                                                              1,617               1,551
   Recoveries on loans                                                                 342                 372
   Loans charged off                                                                (1,015)             (1,490)
                                                                                -----------         -----------
   Balances, September 30                                                       $   10,153          $    8,862
                                                                                ===========         ===========

NOTE 6.     Net Income Per Share

                                                                      Three Months Ended September 30,
                                                            1999                                           1998
                                                          Weighted-                                     Weighted-
                                                           Average        Per Share                      Average        Per Share
                                            Income         Shares          Amount         Income          Shares          Amount
                                           -------        ----------      ---------       ------        ---------
Basic net income per share:
   Net income available to
      common stockholders                  $4,863         12,043,381      $    .40        $4,559        11,950,118      $    .38
                                                                          ========                                      ========
Effect of dilutive stock options                                                                           160,384
                                           ------         ----------                      ------        ----------
Diluted net income per share:
   Net income available to
      common stockholders
      and assumed conversions              $4,863         12,146,080      $    .40        $4,559        12,110,502      $    .38
                                           ======         ==========       ========       ======        ==========      ========







                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


                                                 Nine Months Ended September 30,
                                                       1999                                          1998
                                                     Weighted-                                     Weighted-
                                                      Average        Per Share                      Average       Per Share
                                       Income         Shares          Amount         Income         Shares         Amount

Basic net income per share:
   Net income available to
      common stockholders              $14,155       12,008,890      $  1.18         $13,366       11,910,215         $  1.12
                                                                     =======                                          =======
Effect of dilutive stock options                        106,239                                       171,838
                                                     ----------                                    ----------

Diluted net income per share:
   Net income available to
      common stockholders
      and assumed conversions          $14,155       12,115,129     $   1.17         $13,366       12,082,053         $  1.11
                                       =======       ==========     ========         =======       ==========         =======


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


Results of Operations

     Net income for the three months ended September 30, 1999, was $4,863,000, compared to $4,559,000 earned in the same period of 1998, an increase of 6.7 percent. Diluted net income per share was $.40 for the three months ended September 30, 1999, compared to $.38 for the three months ended September 30, 1998, an increase of 5.3 percent.

     Net income for the first nine months of 1999 was $14,155,000 compared to $13,366,000 earned in the same period of 1998, an increase of 5.9 percent. Diluted net income per share was $1.17 and $1.11 for the nine months ended September 30, 1999 and 1998, respectively, an increase of 5.4 percent.

     The increase in earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $3,220,000 or 8.8 percent over the first nine months of 1998 due to growth in average earning assets of
11.9 percent. Non-interest income increased $1,604,000 or 17.2 percent over the first nine months of 1998 due primarily to increased revenues from fiduciary activities and commission income.

     Annualized returns on average assets and average shareholders' equity for quarter ended September 30, 1999 were 1.38 percent and 12.46 percent, respectively, compared with 1.44 percent and 12.19 percent for the same period of 1998. For the nine months ended September 30, 1999, annualized returns on average assets and shareholder's equity were 1.37 percent and 12.12 percent, respectively, compared to 1.45 percent and 12.16 percent for the same nine month period in 1998.

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

     The Corporation's Tier I capital to average assets ratio was 11.9 percent at year-end 1998 and 11.2 percent at September 30, 1999. At September 30, 1999, the Corporation had a Tier I risk-based capital ratio of 15.9 percent, total risk- based capital ratio of 17.0 percent, and a leverage ratio of 11.2 percent. Regulatory capital guidelines require a Tier I risk- based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of
10.0 percent are considered "well capitalized."

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

     The following table summarizes the risk elements for the Corporation.

           --------------------------------------------------------------------------------------------------------
           (Dollars in Thousands)                                  September 30,     December 31,      December 31,
                                                                       1999              1998              1997
           --------------------------------------------------------------------------------------------------------
           Non-accrual loans                                         $ 1,314           $ 1,073           $ 2,777
           Loans contractually past due 90 days
              or more other than nonaccruing                           3,235             2,334             1,699
           Restructured loans                                            970             1,110             1,540
                                                                     -------           -------           -------
                     Total                                           $ 5,519           $ 4,517           $ 6,016
                                                                     =======           =======           =======

           --------------------------------------------------------------------------------------------------------

     Impaired loans included in the table above, totaled $2,391,000 at December 31, 1998. An allowance for losses at December 31, 1998, was not deemed necessary for impaired loans totaling $7,041,000, but an allowance of $795,000 was recorded for the remaining balance of impaired loans of $1,956,000. The average balance of impaired loans for 1997 was $4,155,000.

     At September 30, 1999, the allowance for loan losses increased by $944,000, to $10,153,000, up from year end 1998. As a percent of loans, the allowance was
1.04 percent, up from 1.03 percent at year end 1998.

     The third quarter 1999 provision of $590,000 increased from $539,000 for the same quarter in 1998. Net charge-offs amounted to $295,000 during the quarter. The provision of $1,617,000 for the nine months ended September 30, 1999 increased $66,000 from the same period in 1998. Net charge offs amounted to $673,000 during the first nine months of 1998.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


     The table below presents loan loss experience for the periods indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.
                                                                         Nine Months Ended            Year Ended
                                                                           September 30,             December 31,
                                                                        1999          1998        1998          1997
                                                                        ----          ----        ----          ----
                                                                                   (Dollars in Thousands)
Allowance for loan losses:
   Balance at beginning of period                                     $ 9,209        $8,429      $8,429        $8,010
                                                                      -------        ------       -----        ------
   Chargeoffs                                                           1,015         1,490       2,231         1,949
   Recoveries                                                             342           372         639           633
                                                                      -------        ------       -----        ------
   Net chargeoffs                                                         673         1,118       1,591         1,316
   Provision for loan losses                                            1,617         1,551       2,372         1,735
                                                                      -------        ------       -----        ------

   Balance at end of period                                           $10,153        $8,862      $9,209        $8,429
                                                                      =======       =======      ======        ======

Ratio of net chargeoffs during the period to average loans
    outstanding during the period                                     .10%(1)       .15%(1)        .18%          .16%
Peer Group                                                              N/A           N/A          .29%          .26%

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

     The Corporation's liquidity and interest sensitivity position at September 30, 1999, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

     The Corporation had a cumulative negative gap of $147,652,000 in the six month horizon at September 30, 1999, or just over 10.3 percent of total assets. Net interest income at a financial institution with a negative gap tends to decrease when rates rise and generally increase as interest rates decline.

     The GAP/Interest Rate Sensitive Report is a tool which displays repricing timing differences between interest sensitive assets and liabilities. The 0-180 day Sensitivity Gap Ratio depicts the institution is liability sensitive 73.4 percent.

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

     Assumed interest rate changes are simulated to move incrementally over 18 months. The total rate movement (beginning point less ending point) to noteworthy interest rate indexes are as follows:
                                   Rising                         Falling
                            ----------------------------------------------------
Prime                        300   Basis Points            (300)   Basis Points
Federal Funds                300                           (300)
90 Day T-Bill                310                           (275)
One Year T-Bill              290                           (270)
Three Year T-Note            290                           (265)
Five Year T-Note             290                           (255)
Ten Year T-Note              290                           (245)
Interest Checking            100                           ( 57)
MMIA Savings                 150                           (100)
Money Market Index           341                           (194)
Regular Savings              100                           ( 57)

       Results for the flat, rising (rate shock), and falling (rate shock)
interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over an 18 month time horizon. Balance sheet assumptions are the same under both scenarios:
                                                Flat/Base           Rising           Falling
                                            -------------------------------------------------------
Net Interest Income (Dollars in Thousands)      $81,171            $78,848          $78,859
Change vs. Flat/Base Scenario                                       (2,323)          (2,312)
Percent Change                                                      (2.86%)          (2.85%)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


Earning Assets

     The following table presents the earning asset mix as of September 30, 1999, and December 31, 1998, and December 31, 1997.

     Loans grew by over $85 million from December 31, 1998, to September 30, 1998, while investment securities grew by $16.3 million during the same period. Commercial and industrial loans increased by more than $31,997,000, while individuals' loans for household and personal expenditures grew by nearly $28,774,000.

EARNING ASSETS
(Dollars in Millions)                                     September 30,       December 31,       December 31,
                                                            1999                1998               1997
                                                          -------------       ------------       ------------
Federal funds sold and interest-bearing deposits           $      1.8         $      45.3         $      9.5
Investment securities                                           367.8               351.2              266.8
Mortgage loans held for sale                                       .2                 0.8                0.5
Loans                                                           976.3               890.4              838.7
Federal Reserve and Federal Home Loan Bank stock                  5.6                 4.5                4.1
                                                           ----------         -----------         ----------
           Total                                           $  1,351.7         $   1,292.2         $  1,079.6
                                                           ==========         ===========         ==========

Deposits, Securities Sold Under Repurchase Agreements, Federal Funds Sold and Other Short-term Borrowing

     The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1998 and 1997 and at September 30, 1999.

(Dollars in Millions)                                           September 30,      December 31,      December 31,
                                                                   1999              1998              1997
                                                                --------------------------------------------------
Deposits                                                           $1,058.0          $1,086.0         $ 977.0
Securities sold under repurchase agreements                            86.7              48.8            15.4
Federal funds purchased and other short-term borrowings                54.3              17.8            13.6
Federal Home Loan Bank advances                                        63.5              47.1            25.5

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

     The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months and nine months ended September 30, 1999 and 1998.

     Net interest income (FTE) for the three months ended September 30, 1999 increased by $1,124,000, or 8.5 percent over the same period in 1998, due to an increase in earning assets of nearly $124 million. For the same period interest income and interest expense, as a percent of average earning assets, declined by
 .28 and .21 percent respectively, due to lower interest rates and increased non-deposit funding.

     Net Interest income (FTE) for the nine months ended September 30, 1999 increased $3,382,000, or 8.7 percent over the same period in 1998, due to an increase in earning assets of over $138 million. Net interest income (FTE), as a percent of average earning assets, during the same period declined 12 basis points due primarily to declining interest rates and increased non-deposit funds.

(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------
                      Interest Income     Interest Expense     Net Interest Income                   Net Interest Income
                      (FTE) as a Percent     as a Percent       (FTE) as a Percent       Average             on a
                          of Average          of Average            of Average           Earning         Fully Taxable
                        Earning Assets      Earning Assets        Earning Assets         Assets        Equivalent Basis
------------------------------------------------------------------------------------------------------------------------
For the three months
 ended September 30,
      1999                 7.86%               3.55%                 4.31%             $1,329,464         $14,314
      1998                 8.14                3.76                  4.38              $1,205,742          13,190
For the nine months
 ended September 30,
      1999                 7.81                3.50                  4.31              $1,302,931          42,087
      1998                 8.19                3.76                  4.43               1,164,641          38,705
Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
------------------------------------------------------------------------------------------------------------------------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Other Income

     The Corporation has placed emphasis on the growth of non-interestincome in recent years by offering a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

     Other income in the third quarter of 1999 exceeded the same quarter in the prior year by $441,000, or 13.4 percent.

Three major areas account for most of the increase:

     1. Service charges on deposit accounts increased by $287,000, or 31.9 percent due primarily to increased pricing.
     2. Other customer fees increased by $138,000, or 21.1 percent, due to increased card related activity and increased pricing.
     3. Commission income increased by $66,000, or 18.7 percent due to increased market synergies.

     Other income for the nine months ended September 30, 1999 exceeded the same period in the prior year by $1,604,000, or 17.2 percent.

Four major areas account for most of the increase:

     1. Commission income increased $410,000, due to the acquisition of First Merchants Insurance Services, Inc., on April 1, 1998.
     2. Revenues from fiduciary activities grew $280,000, or 8.9 percent, due to strong new business activity and markets.
     3. Other customer fees increased $320,000, or 16.5 percent, due to increased card related activity and increased pricing.
     4. Service charges on deposit accounts increased $466,000, or 16.5 percent due to increased pricing.


Other Expense

     Total other expenses represent non-interest operating expenses of the Corporation. Third quarter other expense in 1999 exceeded the same quarter of the prior year by $1,048,000, or 12.8 percent.

Two major areas account for most of the increase:

     1. Salaries and benefit expense grew $373,000, or 8.1 percent, due to normal salary increases and staff additions.

     2. Equipment expense increased by $262,000, or 34.3 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.


     Total other expenses represent non-interest operating expenses of the Corporation. Other expenses for the nine month period ended September 30, 1999 exceeded the same period of the prior year by $3,562,000, or 14.9 percent.

Four major areas account for most of the increase:

     1. Salaries and benefit expense grew $1,527,000, or 11.5 percent, due to normal salary increases and staff additions.
     2. Merger related costs of $734,000 resulted from the acquisitions of Jay Financial Corporation and Anderson Community Bank in April 1999.
     3. Equipment expense increased $427,000, or 18.6 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.
     4. Computer processing expense increased by $181,000, or 16.9 percent.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q



Income Taxes

     Income tax expense, for the three months ended September 30, 1999, increased by $123,000 over the same period in 1998, due to a $427,000 increase in pre-tax net income, mitigated somewhat by a $61,000 increase in tax-exempt income. Likewise, the increase of $407,000 for the nine months ended September 30, 1999, as compared to the same period in 1998, results from a $1,196,000 increase in pre-tax net income, mitigated somewhat by a $302,000 increase in tax exempt income.

Year 2000

     The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a sytem failure or miscalculations. The Corporation is utilizing both internal and external resources to identify, correct and test the systems for the Year 2000 compliance. The Corporation began the testing phase during the third quarter of 1998. Core application testing was completed as of June 30, 1999. The Corporation's contingency plan was also completed on June 30, 1999.

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

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

                  None


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits:




Exhibit No.:        Description of Exhibit:
        27          Financial Data Schedule, Period Ending September 30, 1999
        27          Financial Data Schedule, Period Ending June 30, 1999
        27          Financial Data Schedule, Period Ending March 31, 1999
        27          Financial Data Schedule, Period Ending December 31, 1998
        27          Financial Data Schedule, Period Ending September 30, 1998
        27          Financial Data Schedule, Period Ending June 30, 1998
        27          Financial Data Schedule, Period Ending March 31, 1998
        27          Financial Data Schedule, Period Ending December 31, 1997
        27          Financial Data Schedule, Period Ending December 31, 1996
        27          Financial Data Schedule, Period Ending December 31, 1995


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

                                                  First Merchants Corporation
                                                         (Registrant)



Date   November 11, 1999         by  /s/ Michael L. Cox
     -----------------------        --------------------------------------------
                                         Michael L. Cox
                                         President and Chief Executive Officer


Date   November 11, 1999         by  /s/ James L. Thrash
     -----------------------        --------------------------------------------
                                         James L. Thrash
                                         Chief Financial & Principal
                                         Accounting Officer