Form 10-K405
period 1999-12-31
FIRST MERCHANTS CORP
filed 2000-03-24
CIK 712534

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1999       Commission file number 0-17071

                           FIRST MERCHANTS CORPORATION

             (Exact name of registrant as specified in its charter)

           Indiana                                               35-1544218
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

       200 East Jackson                                         47305-2814
        Muncie, Indiana                                         (Zip Code)

(Address of principal executive offices)

        Registrant's telephone number, including area code: (765) 747-1500

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section
12 (g) of the Act:

                   Common Stock, $.125 stated value per share

                                (Title of Class)

Indicate by check mark whether the registrant(1) has filed all reportsrequired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $ as of March 6, 2000.

As of March 6,2000 there were 10,870,921 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                       Part of Form 10-K
        Documents                                  Into Which Incorporated

1999 Annual Report to Stockholders            Part II (Items 5, 6, 7, 7A, and 8)
Definitive Proxy Statement for
  Annual Meeting of Shareholders
  to be held April 12, 2000                       Part III (Items 10 through 13)


Exhibit Index:  Page

FORM 10-K TABLE OF CONTENTS

                                                                       Form 10-K
                                                                          Page
                                                                         Number

Part I

  Item 1 - Business............................................................3

  Item 2 - Properties.........................................................22

  Item 3 - Legal Proceedings..................................................22

  Item 4 - Submission of Matters to a Vote of Security Holders................22
 ..
  Supplemental Information - Executive Officers of the Registrant.............23

Part II

  Item 5 -  Market For the Registrant's Common Equity and
            Related Stockholder Matters.......................................23

  Item 6 -  Selected Financial Data...........................................23

  Item 7 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................23

  Item 7A- Quantitative and Qualitative Disclosures about Market Risk.........23

  Item 8 -  Financial Statements and Supplementary Data.......................23

  Item 9 -  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosures..............................23

Part III

  Item 10- Directors and Executive Officers of the Registrant.................23

  Item 11- Executive Compensation.............................................23

  Item 12- Security Ownership of Certain Beneficia
           Owners and Management..............................................23

  Item 13- Certain Relationships and Related Transactions.....................24

Part IV

  Item 14- Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K................................................24

Signatures....................................................................26

                                     PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

First Merchants Corporation (the "Corporation") was incorporated under Indiana law on September 20, 1982, as the bank holding company for First Merchants Bank, National Association ("First Merchants"), a national banking association incorporated in 1893. Prior to December 16, 1991, First Merchants' name was The Merchants National Bank of Muncie. On November 30, 1988, the Corporation acquired Pendleton Banking Company ("Pendleton"), a state chartered commercial bank organized in 1872. On July 31, 1991, the Corporation acquired First United Bank ("First United"), a state chartered commercial bank organized in 1882. On August 1, 1996, the Corporation acquired The Union County National Bank of Liberty ("Union County"), a national banking association incorporated in 1872. On October 2, 1996, the Corporation acquired The Randolph County Bank ("Randolph County"), a state chartered commercial bank founded in 1865. On April 1, 1998, Pendleton acquired the Muncie office of Insurance and Risk Management, Inc., which was renamed, on April 1, 1998, First Merchants Insurance Services, Inc. On April 1, 1999, the Corporation acquired The First National Bank of Portland ("First National"), a national banking association incorporated in 1904. On April 21, 1999, the Corporation acquired Anderson Community Bank ("Anderson"), a state charted commercial bank founded in 1995. Pendleton and Anderson were combined on April 21, 1999, to form Madison Community Bank ("Madison").

 As of December 31, 1999, the Corporation had consolidated assets of $1.474 billion, consolidated deposits of $1.147 billion and stockholders' equity of $126.3 million.

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

At the present time, management of the Corporation has signed definitive agreements with Decatur Financial, Inc. regarding its affiliation with the Corporation. See note 2 on page 29 of exhibit 13.

--------------------------------------------------------------------------------

COMPETITION

The Corporation's banking subsidiaries are located in Delaware, Fayette, Hamilton, Henry, Jay, Madison, Wayne, Randolph, and Union counties in Indiana and Butler county in Ohio. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the banking subsidiaries compete vigorously with other banks thrift institutions, credit unions and finance companies located within their service areas.


                           REGULATION AND SUPERVISION

             OF FIRST MERCHANTS, DECATUR FINANCIAL AND SUBSIDIARIES

BANK HOLDING COMPANY REGULATION

First Merchants is registered as a bank holding company and is subject to the regulations of the Federal Reserve Board ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Thus, it is the policy of the Federal Reserve that, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation
Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any subsidiary bank that may become "undercapitalized" (as defined in the FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

The BHC Act prohibits First Merchants from doing any of the following without the prior approval of the Federal Reserve:

1.  Acquiring  direct or  indirect  control of more than 5% of the outstanding
    shares  of  any   class  of   voting   stock  or substantially  all  of  the
    assets  of any  bank  or  savings association.

2.  Merging or consolidating with another bank holding company.

3. Engaging in or acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be closely related to banking.

The BHC Act does not place territorial restrictions on such nonbanking-related activities.

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. These guidelines require a minimum ratio of capital to risk-weighted assets of 8% (including certain off-balance sheet activities such as standby letters of credit). At least half of the total required capital must be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder may consist of a limited amount of subordinate debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance.

     In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets. The ratio is 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

     The following are the Corporation's regulatory capital ratios as of December 31, 1999:

                                      Corporation       Regulatory Minimum
                                                            Requirement

Tier 1 Capital:                          12.7%                 4.0%

Total Capital:                           13.7%                 8.0%


BANK REGULATION

     First Merchants Bank, National Association, The Union County National Bank, and The First National Bank of Portland are national banks and are supervised, regulated and examined by the Office of the Comptroller of the Currency (the "OCC"). First United Bank, The Madison Community Bank, and The Randolph County Bank are state banks chartered in Indiana and are supervised, regulated and examined by the Indiana Department. In addition, three of First Merchants' subsidiaries, The Madison Community Bank, First United Bank and The Randolph County Bank, are supervised and regulated by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines that activities of the bank regularly represent an unsafe and unsound banking practice or a violation of law.

     Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

BANK REGULATION continued

     Insured state-chartered banks are prohibited under FDICIA from engaging as the principal in activities that are not permitted for national banks, unless
(i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

BANK CAPITAL REQUIREMENTS

     The FDIC and the OCC have adopted  risk-based  capital ratio guidelines to which state-chartered banks and national banks are subject. The guidelines establish a framework that makes regulatory capital requirements more sensitive to differences in risk profiles. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

     Like the capital guidelines established by the Federal Reserve, these guidelines divide a bank's capital into tiers. Banks are required to maintain a total risk-based capital ratio of 8%. The FDIC or OCC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     In addition, the FDIC and the OCC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

     All of First Merchants' affiliate banks exceed the risk-based capital guidelines of the FDIC and/or the OCC as of December 31, 1999.

     The Federal Reserve, the FDIC and the OCC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

FDICIA

     FDICIA   requires,   among  other  things,   federal  bank   regulatory
authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA.

     "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by the bank's parent holding company. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after become "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

FDICIA continued

     As of December 31, 1999, each bank subsidiary of First Merchants is "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's (or the FDIC's) "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

DEPOSIT INSURANCE

     First Merchants' affiliated banks are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (i) the bank's capitalization, and (ii) supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

     Effective January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF and the SAIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

     The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective January 1, 1997 at $0.013 per $100 annually for BIF-assessable deposits and $0.0648 per $100 annually for SAIF-assessable deposits. The FICO assessments do not vary depending upon a depository institution's capitalization or supervisory evaluations.

BROKERED DEPOSITS

     Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and received a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 76 basis points over certain prevailing market rates or (b) offering "pass through" deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors.

INTERSTATE BANKING AND BRANCHING

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") subject to certain concentration limits, required regulatory approvals and other requirements, (i) bank holding companies such as First Merchants is permitted to acquire banks and bank holding companies located in any state; (ii) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (iii) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.

FINANCIAL SERVICES MODERNIZATION ACT

     On  November  12,  1999,   President   Clinton   signed  into  law  the
Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The general effect of the Financial Services Modernization Act is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the existing BHC Act. Under this legislation, bank holding companies would be permitted to conduct essentially unlimited securities and insurance activities as well as other activities determined by the Federal Reserve Board to be financial in nature or related to financial services. As a result, First Merchants would be able to provide securities and insurance services. Furthermore, under this legislation, First Merchants would be able to acquire, or be acquired by, brokerage and securities firms and insurance underwriters. In addition, the Financial Services Modernization Act broadens the activities that may be conducted by national banks through the formation of financial subsidiaries. Finally, the Financial Services Modernization Act modifies the laws governing the implementation of the Community Reinvestment Act and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     First Merchants has not had an opportunity to assess the impact of the legislation on its operations, but at the present time does not believe that the legislation will have a material adverse effect on its operations in the near future. In addition, First Merchants does not anticipate significant changes in its products or services as a result of this legislation. However, to the extent that this legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation and may increase the amount of competition that First Merchants faces from larger institutions and other types of companies offering financial products.

ADDITIONAL MATTERS

     In addition to the matters discussed above, First Merchants' affiliate banks are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

     The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve.

     Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or First Merchants and its affiliate banks in particular would be affected thereby.

--------------------------------------------------------------------------------

STATISTICAL DATA

The following tables set forth statistical data relating the Corporation and its subsidiaries.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS" EQUITY;
      INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

                                                 1999                            1998                             1997
                                    -------------------------------  ------------------------------   ------------------------------
                                               Interest                         Interest                         Interest
                                    Average    Income/    Average    Average    Income/                Average    Income/   Average
                                    Balance    Expense      Rate     Balance    Balance      Rate      Balance    Expense     Rate
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------- ---------  ---------
Assets:
Federal funds sold ........       $   14,369    $    657     4.6%  $   23,236    $  1,026      4.4%    $    4,602  $   261      5.7%
Interest-bearing deposits......        1,105          59     5.3          654          30      4.6            693       35      5.1
Federal Reserve and
  Federal Home Loan Bank stock.        5,121         446     8.7        4,322         398      9.2          3,617      346      9.6
Securities: (1)
  Taxable .......................    256,424      15,459     6.0      189,285      11,596      6.1        185,896   11,587      6.2
  Tax-exempt ....................    111,437       8,066     7.2      100,304       7,547      7.5         94,548    7,013      7.4
                                  ----------    --------           ----------    --------              ----------  -------
    Total Securities.............    367,861      23,525     6.4      289,589      19,143      6.6        280,444   18,600      6.6
Mortgage loans held for sale.....        125          15    12.0          773          98     12.7            406       47     11.6
Loans: (2)
  Commercial ....................    415,840      35,616     8.6      379,897      33,902      8.9        340,767   31,608      9.3
  Bankers' acceptance and
    Commercial paper purchased...        371          18     4.9        1,366          67      4.9          1,193       68      5.7
  Real estate mortgage...........    332,670      26,604     8.0      320,194      26,484      8.3        300,596   25,262      8.4
  Installment ...................    183,095      16,113     8.8      165,349      15,420      9.3        154,853   14,342      9.3
  Tax-exempt ....................      3,615         358     9.9        3,511         360     10.3          2,021      226     11.2
                                  ----------    --------           ----------    --------              ----------  -------
    Total loans .................    935,591      78,709     8.4      870,317      76,233      8.8        799,430   71,506      8.9
                                  ----------    --------           ----------    --------              ----------  -------
    Total earning assets......... $1,324,172    $103,411     7.8   $1,188,981    $ 96,928      8.2     $1,089,192  $90,795      8.3
                                  ----------    --------           ----------    --------              ----------  -------
Net unrealized gain on securities
Available for sale...............        (47)                           3,041                               1,284
Allowance for loan losses........    (10,821)                          (8,769)                             (8,280)
Cash and due from banks..........     36,873                           31,015                              37,167
Premises and equipment ..........     19,794                           18,706                              16,621
Other assets ....................     27,259                           21,249                              15,097
                                   ---------                        ---------                           ---------
    Total assets ................ $1,397,230                       $1,254,223                          $1,151,081
                                  ==========                       ==========                          ==========
Liabilities:
  Interest-bearing deposits:
    NOW accounts ................ $  152,268    $  2,642     1.7%  $  145,224    $  2,977      2.1%    $  122,125  $ 2,800      2.3%

    Money market deposit accounts    177,091       6,804     3.8      146,745       5,921      4.0        123,302    4,895      4.0
    Savings deposits ............     95,344       2,399     2.5       91,842       2,388      2.6         81,284    2,031      2.5
    Certificates and other
      time deposits .............    518,624      26,694     5.1      519,625      28,587      5.5        499,097   27,644      5.5
                                  ----------    --------           ----------    --------              ----------  -------
      Total interest-bearing
        deposits.................    943,327      38,539     4.1      903,436      39,873      4.4        825,808   37,370      4.5

Borrowings ......................    154,839       8,359     5.4       78,737       4,592      5.8         72,950    4,023      5.5
                                  ----------    --------           ----------    --------              ----------  -------
  Total interest-bearing
    liabilities..................  1,098,166      46,898     4.3      982,173      44,465      4.5        898,758   41,393      4.6
Noninterest-bearing deposits.....    129,747                          113,193                             107,642
Other liabilities ...............     19,590                           10,805                               8,723
                                  ----------                       ----------                          ----------
    Total liabilities............  1,247,503                        1,106,171                           1,015,123
Stockholders' equity ............    149,727                          148,052                             135,958
                                  ----------                       ----------                          ----------
    Total liabilities and
     stockholders' Equity........ $1,397,230      46,898     3.5(3)$1,254,223      44,465      3.7(3)  $1,151,081   41,393      3.83
                                  ==========    --------           ==========    --------              ==========  -------
    Net interest income .........               $ 56,513     4.3                 $ 52,463      4.4                 $49,402      4.5
                                                ========                         ========                          =======

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2)     Nonaccruing loans have been included in the average balances.
(3)     Total interest expense divided by total earning assets adjustment to convert tax exempt investment  securities to fully taxable equivalent
        basis,    using   marginal   rate   of   35%   for   1997,   1998,   and
        1999.............................
                                                 $2,948                            $2,676                            $2,611
                                                 ======                            ======                            ======

----------------

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

                                                 1999 Compared to 1998                             1998 Compared to 1997
                                               Increase (Decrease) Due To                        Increase (Decrease) Due To
                                        -----------------------------------------          ---------------------------------------


                                          Volume         Rate          Total                Volume         Rate          Total
                                          ------         ----          -----                ------         ----          -----
                                                        (Dollars in Thousands on Fully Taxable Equivalent Basis)

Interest income:
  Federal funds sold ...............     $  (404)      $     35     $   (369)               $   835       $    (70)      $    765
  Interest-bearing deposits ........          23              6           29                     (2)            (3)            (5)
  Federal Reserve and Federal
    Home Loan Bank stock ...........          70            (22)          48                    179           (127)            52
  Securities .......................       5,024           (642)       4,382                    605            (62)           543


  Mortgage loans held for sale .....         (78)            (5)         (83)                    46              5             51
  Loans ............................       5,569         (3,093)       2,476                  6,234         (1,507)         4,727
                                         --------      ---------    ---------                -------      ---------      --------
  Totals ...........................      10,204         (3,721)       6,483                  7,897         (1,764)         6,133
                                         --------      ---------    ---------                -------      ---------      --------
Interest expense:
  NOW accounts .....................         139           (474)        (335)                   494           (317)           177
  Money market deposit
    accounts........................       1,177           (294)         883                    945             81          1,026
  Savings deposits..................          89            (78)          11                    272             85            357
  Certificates and other
    time deposits...................         (55)        (1,838)      (1,893)                 1,130           (187)           943
  Borrowings........................       4,132           (365)       3,767                    330            239            569
                                         --------      ---------    ---------               --------      ---------      --------
    Totals..........................       5,482         (3,049)       2,433                  3,171            (99)         3,072
                                         --------      ---------    ---------               --------      ---------      --------

Change in net interest
  income (fully taxable
  equivalent basis)................      $ 4,722       $   (672)    $  4,050                $ 4,726       $ (1,665)     $   3,061
                                         ========      =========                            ========      =========


Tax equivalent adjustment
  using marginal rate
  of 35% for 1997, 1998,
 and 1999..........................                                     (181)                                                (157)
                                                                   ----------                                           ----------


Change in net interest
  income...........................                                $   3,869                                            $   2,904
                                                                   ==========                                           ==========


INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                          (Dollars in Thousands)
Available for sale at December 31, 1999:
    U.S. Treasury..............................       $   7,337         $      3         $    72         $  7,268
    Federal agencies...........................          61,215               50           1,199           60,066
    State and municipal........................          94,598              568             945           94,221
    Mortgage-backed securities.................         141,673               58           4,332          137,399
    Other asset-backed securities  ............          21,773                              758           21,015
    Corporate obligations  ....................           9,082                4             140            8,946
    Marketable equity securities...............             915                              162              753
                                                      ---------         --------         -------         --------
       Total available for sale................         336,593              683           7,608          329,668
                                                      ---------         --------         -------         --------

Held to maturity at December 31, 1999:
   U.S. Treasury...............................             250                                2              248
   State and municipal.........................          13,243               77              13           13,307
   Mortgage-backed securities..................             311                1               1              311
   Other asset-backed securities...............             499                               81              418
                                                      ---------         --------         -------         --------
      Total held to maturity...................          14,303               78              97           14,284
                                                      ---------         --------         -------         --------
      Total investment securities..............       $ 350,896         $    761         $ 7,705         $343,952
                                                      =========         ========         =======         ========




Available for sale at December 31, 1998:

   U.S. Treasury...............................       $  22,275         $    120                         $ 22,395
   Federal agencies............................          61,605              627         $    32           62,200
   State and municipal.........................          93,198            2,778              21           95,955
   Mortgage-backed securities..................         128,610              440             198          128,852
   Other asset-backed securities...............             265                1              11              255
   Corporate obligations.......................          18,624              143               8           18,759
   Marketable equity securities................           1,200                              108            1,092
                                                      ---------         --------         -------         --------
      Total available for sale.................         325,777            4,109             378          329,508
                                                      ---------         --------         -------         --------

Held to maturity at December 31, 1998:
   U.S. Treasury...............................             249                4                              253
   Federal agencies............................             500                1                              501
   State and municipal.........................          18,335              370               1           18,704
   Mortgage-backed securities..................             864                3                              867
   Other asset-backed securities...............           1,761                2              27            1,736
                                                      ---------         --------         -------         --------
      Total held to maturity...................          21,709              380              28           22,061
                                                      ---------         --------         -------         --------
      Total investment securities..............       $ 347,486         $  4,489         $   406         $351,569
                                                      =========         ========         =======         ========



--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                            Gross              Gross
                                                       Amortized         Unrealized         Unrealized            Fair
                                                          Cost              Gains             Losses             Value
                                                     ---------------    --------------     --------------    ---------------
Available for sale at December 31, 1997:
   U.S. Treasury ..............................       $ 19,706           $   108              $    11          $ 19,803
   Federal agencies............................         74,172               451                   50            74,573
   State and municipal.........................         74,073             1,946                   29            75,990
   Mortgage-backed securitie...................         39,832               386                  106            40,112
   Other asset-backed securities...............            487                 2                   54               435
   Corporate obligations.......................         18,219               139                   30            18,328
   Marketable equity securities................          1,445                                    103             1,342
                                                      --------           -------              -------          --------
      Total available for sale ................        227,934             3,032                  383           230,583
                                                      --------           -------              -------          --------

Held to maturity at December 31, 1997:
   U.S. Treasury ..............................            249                                      2               247
   Federal agencies ...........................          3,412                 6                    1             3,417
   State and municipal ........................         27,137               275                    2            27,410
   Mortgage-backed securities .................          1,255                 4                    1             1,258
   Other asset-backed securities ..............          4,210                 7                  166             4,051
                                                      --------           -------              -------          --------
      Total held to maturity  .................         36,263               292                  172            36,383
                                                      --------           -------              -------          --------
      Total investment securities .............       $264,197          $  3,324               $  555          $266,966
                                                      ========          ========              =======          ========

                                                                              Cost
                                                    ----------------------------------------------------------
                                                          1999                 1998                1997
                                                          ----                 ----                ----
Federal Reserve and Federal Home Loan
Bank stock at December 31:
Federal Reserve Bank stock ....................         $  493               $  493               $  493
Federal Home Loan Bank stock ..................          5,365                3,962                3,560
                                                         -----               ------                -----
    Total .....................................         $5,858               $4,455               $4,053
                                                        ======               ======                =====

The Fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 1999 were:

Securities available for sale December 31, 1999:

                                                 Within 1 Year                 1-5 Years                  5-10 Years
                                                 -------------                 ---------                  ----------
                                              Amount        Yield*        Amount        Yield*       Amount        Yield*
                                              ------        ------        ------        ------       ------        ------
U.S. Treasury......................          $ 2,277          5.8%       $ 4,991         5.5%
Federal Agencies...................           38,178          5.9         14,938         5.9        $ 2,000          6.3%
State and Municipal................           10,481          7.2         56,841         7.0         15,228          8.1
Corporate Obligations..............            1,622          7.0          7,324         6.5
                                             -------                     -------                    -------
    Total..........................          $52,558          6.2%       $84,094         6.7%       $17,228          7.9%
                                             =======                     =======                    =======

--------------------------------------------------------------------------------

                                                                            Marketable Equity,
                                                                            Mortgage and Other
                                             Due After Ten Years         Asset-Backed Securities                Total
                                             -------------------         -----------------------                -----
                                            Amount         Yield*         Amount         Yield*          Amount        Yield*
                                            ------         ------         ------         ------          ------        ------
U.S. Treasury........................                                                                  $  7,268         5.6%
Federal Agencies.....................     $  4,950           6.1%                                        60,066         5.9
State and Municipal..................       11,671           8.1                                         94,221         7.4
Corporate Obligations................                                                                     8,946         6.6
Marketable Equity Security...........                                  $     753           5.5%             753         5.5
Mortgage-backed securities...........                                    137,399           6.1          137,399         6.1
Other asset-backed securities........                                     21,015           5.1           21,015         5.1
                                          --------                     ---------                       --------
    Total............................     $ 16,621           7.5%      $ 159,167           6.0%        $329,668         6.4%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 1999:

                                                  Within 1 Year                1-5 Years                   5-10 Years
                                                  -------------                ---------                   ----------
                                            Amount         Yield*         Amount        Yield*       Amount         Yield*
                                            ------         ------         ------        ------       ------         ------
U.S. Treasury........................                                    $   250          5.3%
State and Municipal..................     $  5,330           7.4%          7,293          7.5        $  620           8.9%
                                          --------                       -------                     ------
    Total............................     $  5,330           7.4%        $ 7,543          7.4%       $  620           8.9%
                                          ========                       =======                     ======

                                                                             Mortgage and other
                                            Due After Ten Years                Asset-backed                    Total
                                            -------------------                ------------                    -----
                                           Amount          Yield*         Amount        Yield*        Amount        Yield*
                                           ------          ------         ------        ------        ------        ------
U.S. Treasury........................                                                                 $   250         5.3%
State and Municipal..................                                                                  13,243         7.5
Mortgage-backed securities...........                                    $   311          5.6%            311         5.6
Other asset-backed securities........                                        499          6.2             499         6.2
                                          -------                        -------                      -------
     Total............................                                   $   810          6.0%        $14,303         7.4%
                                          =======                        =======                      =======


   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 1999:

                                           Amount          Yield
Federal Reserve Bank Stock...........     $  493            6.0%
Federal Home Loan Bank stock.........      5,365            7.9
                                          -------
    Total............................     $5,858            7.7%
                                          =======

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:

                                                     1999             1998            1997            1996             1995
                                                     ----             ----            ----            ----             ----
                                                                             (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans...........................     $224,712        $188,841         $178,696        $157,317         $112,915
  Bankers acceptances and loans
    to financial institutions..................                          900              705             625            2,925
  Agricultural production
    financing and other loans
    to farmers.................................       21,547          21,951           16,764          18,906           17,203
  Real estate loans:
    Construction...............................       31,996          31,719           22,710          14,533           11,053
    Commercial and farmland....................      150,544         137,671          142,394         133,435          126,341
    Residential................................      380,596         361,611          331,405         290,705          238,298
  Individuals' loans for
    Household and other
    Personal expenditures......................      181,906         143,075          139,620         126,718          111,433
  Tax-exempt loans.............................        4,070           2,652            2,598           1,643            1,204
  Other loans..................................        3,552           2,073            3,782           1,672              949
                                                    ---------       ---------        ---------       ---------        ---------
                                                     998,923         890,493          838,674         745,554          622,321
  Unearned interest on loans...................          (28)           (137)            (487)         (1,364)          (1,518)
                                                    ---------       ---------        ---------       ---------        ---------
            Total loans........................     $998,895        $890,356         $838,187        $744,190         $620,803
                                                    =========       =========        =========       =========        =========

Residential Real Estate Loans Held for Sale at December 31, 1999, 1998, 1997, 1996, and 1995 were $61,000, $775,800, $471,400, $284,020 and $735,522.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


Presented in the table below are the maturities of loans (excluding commercial real estate, banker acceptances, farmland, residential real estate and individuals' loans) outstanding as of December 31, 1999. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                               Maturing
                                                    Within              1-5               Over
                                                    1 Year             Years             5 Years            Total
                                                 --------------    ---------------    --------------     ------------
                                                                        (Dollars in Thousands)
Commercial and industrial loans................  $  178,945        $  24,613            $  21,154         $  224,712
Agricultural production financing
  And other loans to farmers...................      18,024            2,891                  632             21,547
Real estate - Construction.....................      23,309            7,347                1,340             31,996
Tax-exempt loans...............................       2,107              690                1,273              4,070
Other loans....................................         304            3,248                                   3,552
                                                 ----------        ---------            ---------         ----------
      Total....................................  $  222,689        $  38,789            $  24,399         $  285,877
                                                 ==========        =========            =========         ==========


                                                                       Maturing
                                                  ---------------------------------------------------
                                                           1 - 5                       Over
                                                           Years                     5 Years
                                                           -----                     -------
                                                                (Dollars in Thousands)
Loans maturing after one Year with:

  Fixed rates.............................          $     23,880                $     24,257
  Variable rate...........................                14,909                         142
                                                    -------------               ------------
    Total.................................          $     38,789                $     24,399
                                                    =============               ============

RISK ELEMENTS

                                                                              December 31
                                                  --------------------------------------------------------------------
                                                   1999           1998            1997           1996           1995
                                                   ----           ----            ----           ----           ----
                                                                         (Dollars in Thousands)
Nonaccruing loans.........................        $1,280         $1,073          $2,146         $3,547         $  914
Loans contractually past due 90
  days or more other than
  nonaccruing.............................         2,327          2,334           2,034          1,790          1,135
Restructured loans........................           908          1,110             469          1,766          1,254


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

Interest income of $94,000 for the year ended December 31, 1999, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $223,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $10,590,000 as of December 31, 1999, not included in the risk elements table, or impaired loan table, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

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

----------------

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                                    1999            1998            1997           1996           1995
                                                    ----            ----            ----           ----           ----
                                                                            (Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1....................        $  9,209        $ 8,429         $ 8,010        $ 7,702        $ 7,510

  Chargeoffs:
    Commercial.............................            361            794             543            873            794
    Real estate mortgage...................             40             44              31             14              1
    Installment............................          1,368          1,393           1,375            945            919
                                                  --------        -------         -------        -------        -------
      Total chargeoffs.....................          1,769          2,231           1,949          1,832          1,714
                                                  --------        -------         -------        -------        -------
  Recoveries:
    Commercial.............................            114            325             364            106            127
    Real estate mortgage...................             32             20               1              7              4
    Installment............................            301            294             268            237            232
                                                  --------        -------         -------        -------        -------
      Total recoveries.....................            447            639             633            350            363
                                                  --------        -------         -------        -------        -------

  Net chargeoffs...........................          1,322          1,592           1,316          1,482          1,351
                                                  --------        -------         -------        -------        -------
  Provisions for loan losses...............          2,241          2,372           1,735          1,790          1,543
                                                  --------        -------         -------        -------        -------
  Balance at December 31...................        $10,128        $ 9,209         $ 8,429        $ 8,010        $ 7,702
                                                  ========        =======         =======        =======        =======

  Ratio of net chargeoffs during the
   period to average loans
   outstanding during the period..........           .14%           .18%            .16%           .21%            .22%

  Peer Group................................          N/A           .26%            .29%           .26%            .26%


----------------

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:

                                                                     1999                             1998
                                                         ------------------------------   ------------------------------
                                                         Amount           Per Cent        Amount           Per Cent
                                                         --------         --------        --------         --------
                                                                             (Dollars in Thousands)
Balance at December 31:
  commercial, financial and
    agricultural..............................           $  3,344            24.6%        $  2,950           23.7%
  Real estate - construction..................                  3             3.2                4            3.6
  Real estate - mortgage......................              1,297            53.2            1,313           56.1
  Installment.................................              3,909            18.6            3,509           16.3
  Tax-exempt loans............................                  5              .4                5             .3
  Unallocated.................................              1,570            N/A             1,428            N/A
                                                         --------           ------        --------          ------
  Totals......................................           $ 10,128           100.0%        $  9,209          100.0%
                                                         ========           ======        ========          ======


                                                                     1997                             1996
                                                         ------------------------------   ------------------------------
                                                         Amount           Per Cent        Amount           Per Cent
                                                         --------         --------        --------         ---------
                                                                             (Dollars in Thousands)
Balance at December 31:
  commercial, financial and
    agricultural..............................           $  3,226            23.4%        $  3,537            23.5%
  Real estate - construction..................                  4             2.7                4             2.0
  Real estate - mortgage......................              1,319            56.5            1,259            57.0
  Installment.................................              2,117            17.1            1,906            17.3
  Tax-exempt loans............................                  5              .3               19              .2
  Unallocated.................................              1,758            N/A             1,285            N/A
                                                         --------           ------        --------           ------
  Totals......................................           $  8,429           100.0%        $  8,010           100.0%
                                                         ========           ======        ========           ======

                                                                     1995

                                                         ------------------------------
                                                         Amount           Per Cent
                                                         --------         --------
                                                         (Dollars in Thousands)
Balance at December 31:
  commercial, financial and
    agricultural..............................           $   3,572           21.2%
  Real estate - construction..................                   1            1.8
  Real estate - mortgage..  ..................               1,289           58.7
  Installment.................................               1,732           18.1
  Tax-exempt loans............................                   5             .2
  Unallocated. .... ..........................               1,103           N/A
                                                         ---------          ------
  Totals......................................           $   7,702          100.0%
                                                         =========          ======

----------------

Loan Loss Charegoff Procedures

The Banks have weekly meetings at which loan delinquencies, maturities and problems are reviewed. The Board of Directors receive and review reports on loans monthly.

The Executive Committee of First Merchants' Board meets bimonthly to approve or disapprove all new loans in excess of $1,000,000 and the Board reviews all commercial loans in excess of $50,000 which were made or renewed during the preceding month. Madison's and First United's loan committees, consisting of all loan officers and the president, meet as required to approve or disapprove any loan which is in excess of an individual loan officer's lending limit.

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                                          1999               1998                1997
                                                                     ---------------    ----------------    ---------------
                                                                                    (Dollars in Thousands)
For the year ending December 31:
  Impaired loans with an allowance...................                 $      2,742       $     2,105         $      1,956
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan.......................                        4,398             6,982                1,158
                                                                      ------------       -----------         ------------

        Total impaired loans.........................                 $      7,140       $     9,087         $      3,114
                                                                      ============       ===========         ============

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses).........                 $      1,061       $       795         $        448
  Average balance of impaired loans..................                        8,770             8,881                4,155
  Interest income recognized on impaired loans.......                          705               873                  191
  Cash basis interest included above.................                          637               745                  173

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                                  1999                        1998                         1997
                                        -------------------------    ------------------------    -------------------------
                                          Amount         Rate         Amount          Rate        Amount          Rate
                                        ------------   ---------    ------------    ---------   ------------     --------
                                                                      (Dollars in Thousands)
Balance at December 31:
  Noninterest bearing deposits.......  $   129,747                   $   113,193                $  107,642
  NOW accounts.......................      152,268       1.7%            145,224      2.1%         122,125       2.3%
  Money market deposit accounts....        177,091       3.8             146,745      4.0          123,302       4.0
  Savings deposits...................       95,344       2.5              91,842      2.6           81,284       2.5
  Certificates of deposit and
   other time deposits..............       518,624       5.1             519,625      5.5          499,097       5.5
                                        ----------                   -----------                ----------
      Total deposits.................   $1,073,074       3.6%        $ 1,016,629      3.9%      $  933,450       4.0%
                                        ==========                   ===========                ==========

As of December 31, 1999, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                       Maturing
                                                   -------------------------------------------------
                                    3 Months            3-6              6-12            Over 12
                                    or less           Months            Months           Months             Total
                                  -------------    --------------    --------------   --------------    --------------
                                                                (Dollars in Thousands)
Certificates of deposit and
  other time deposits..........     $121,604         $ 22,092           $ 23,519         $ 30,443          $197,658
Per cent.......................           62%              11%                12%              15%              100%


RETURN ON EQUITY AND ASSETS

                                                                1999                 1998                 1997
                                                           ----------------    -----------------    -----------------
Return on assets (net income divided by
  average total assets)..........................                 1.37%                1.43%                1.43%
Return on equity (net income divided by
  average equity).................................               12.75                12.09                12.12
Dividend payout ratio (dividends per
  share divided by net income per share)..........               53.16                52.03                50.00
Equity to assets ratio (average equity
  divided by average total assets)...............                10.72                11.80                11.81


----------------

SHORT-TERM BORROWINGS

                                                                      1999                 1998                1997
                                                                -----------------    -----------------    ----------------
                                                                                 (Dollars in Thousands)
Balance at December 31:
  Securities sold under repurchase
    agreements (short-term portion)........                       $  15,271            $  11,598           $  15,398
  Federal funds purchased..................                          28,885               15,170               5,370
  U.S. Treasury demand notes...............                           9,506                2,629               8.211
                                                                  ---------            ---------           ---------

          Total short-term borrowings.........                    $  53,662            $  29,397           $  28,979
                                                                  =========            =========           =========


Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:

                                                                       1999                 1998                 1997
                                                                 -----------------    -----------------    -----------------
                                                                                   (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:

    Securities sold under repurchase
        agreements(short-term portion)..............                   4.7%                   5.1%                 5.1%
    Total short-term borrowings.....................                   5.3                    5.3                  5.4

Weighted average interest rate during the year:
    Securities sold under repurchase
        Agreements (short-term portion).............                   4.5%                   5.1%                 5.0%
    Total short-term borrowings.....................                   4.5                    5.0                  5.4

Highest amount outstanding at any month end
During the year:
    Securities sold under repurchase
        Agreements (short-term portion).............             $  19,700              $  27,002            $  49,750
    Total short-term borrowings.....................                55,893                 67,968               85,612

Average amount outstanding during the year:
    Securities sold under repurchase
        Agreements (short-term portion).............             $  17,696              $  24,526            $  31,327
    Total short-term borrowings.....................                36,157                 44,467               53,937



ITEM 2.  PROPERTIES.
--------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. This building and eight branch buildings are owned by First Merchants; four remaining branches of First Merchants are located in leased premises. Twelve automated cash dispensers are located in leased premises. All of the Corporation's and First Merchants'facilities are located in Delaware and Madison Counties of Indiana.

The principal offices of Pendleton are located at 100 West State Street, Pendleton, Indiana. Pendleton also operates three branches. All of Pendleton's properties are owned by Pendleton and are located in Madison County, Indiana. Two automated dispensers are located in Madison County, Indiana. Two automated dispensers are located in leased premises.

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

None of the properties owned by the banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 1999 was $20,073,000.

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS.

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

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------
The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation are listed below.

                                                 Offices with the Corporation                 Principal Occupation
               Name and Age                          And Subsidiary Banks                    During Past Five Years
------------------------------------------- ---------------------------------------- ----------------------------------------

Stefan S. Anderson                          Chairman of the Board,                   Chairman the Board of the Corporation
65                                          Chief Executive Officer,                 and First Merchants since 1987; Chief
                                            (CEO until April 16, 1999),              Executive officer of the Corporation
                                            Corporation and First Merchants          from 1982 to April 1999; President of
                                                                                     the Corporation from 1982 to August
                                                                                     1998, and Chief Executive Officer of
                                                                                     First Merchants Bank from 1979 to April
                                                                                     1999

Michael L. Cox                              President, Chief Executive Officer       Chief Executive Officer of the
55                                          (CEO since April 16, 1999),              Corporation and First Merchants since
                                            Corporation and First Merchants          April 1999.  President and Chief
                                                                                     Operating Officer, Corporation since
                                                                                     August 1998 and May, 1994 to April
                                                                                     1999 respectively; President and Chief
                                                                                     Operating Officer, First Merchants
                                                                                     from April, 1996 to April 1999;
                                                                                     Director, Corporation and First
                                                                                     Merchants since December, 1984;
                                                                                     President, Information Services Group,
                                                                                     Ontario Corporation prior to May 1994

Roger M. Arwood                             Executive Vice President, Corporation    Executive Vice President of the
48                                          and First Merchants                      Corporation and First Merchants since
                                                                                     February of 2000; Executive Vice President,
                                                                                     Bank of America from 1983 to February 2000.

Charles R. Phillips                         Senior Vice President, Corporation and   Senior Vice President of the
54                                          First Merchants                          Corporation and First Merchants since

                                                                                     September 1998; Chief Information Officer,
                                                                                     Amerisure Insurance Company from December
                                                                                     1997 to September 1998; Senior Vice President
                                                                                     and Chief Information Officer, NBD Bank from
                                                                                     June 1994 to December 1997.

Larry R. Helms                              Senior Vice President, Corporation and   Senior Vice President, Corporation
59                                          First Merchants; General Counsel and     since 1982; General Counsel,
                                            Secretary, Corporation                   Corporation since 1990 and Secretary
                                                                                     since January 1, 1997; Senior Vice
                                                                                     President, First Merchants since
                                                                                     January 1979; Director of First United
                                                                                     Bank since 1991 and Pendleton Banking
                                                                                     Company since 1992

Ted J. Montgomery                           Senior Vice President , Corporation;     Senior Vice President and Director,
60                                          (also, President, Union County, Until    Corporation since August 1996;
                                            September 3, 1999)                       President, Union County National Bank
                                                                                     since 1983 and Director since 1981

James L. Thrash                             Senior Vice President , Corporation      Senior Vice President and Chief
50                                          and First Merchants; Chief Financial     Financial Officer of the Corporation
                                            Officer, Corporation                     since 1990; Senior Vice President,
                                                                                     First Merchants since 1990



                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 46 of the Corporation's 1999 Annual Report to Stockholders under the caption "Stockholder Information," Exhibit 13.

ITEM 6.      SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 15 of the Corporation's 1999 Annual Report to Stockholders - Financial Review under the caption "Five-Year Summary of Selected Financial Data," Exhibit 13.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 16 through 23 of the Corporation's 1999 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 7A.   QUNTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 18 and 19 of the Corporation's 1999 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to page 14 and pages 24 through 43 of the Corporation's 1999 Annual Report to Stockholders - Financial Review, Exhibit 13.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 1999, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

The information required under this item relating to directors is incorporated by reference to the Corporation's 1999 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 12, 2000 (The "1999 Proxy Statement"), under the caption "Election of Directors," which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

                                                                           Exhibit 13
                                                                              Page
                                                                             Number
                                                                     --------------------

(a) 1.      Financial Statements:
                 Independent auditor's report.................................14
                 Consolidated balance sheet at
                      December 31, 1999 and 1998..............................24
                 Consolidated statement of income,
                      years ended December 31, 1999,
                      1998 and 1997...........................................25
                 Consolidated statement of comprehensive income,
                      Years ended December 31, 1999, 1998, and 1997...........26
                 Consolidated statement of cash flows,
                      years ended December 31, 1999,
                      1998 and 1997...........................................27
                 Notes to consolidated financial
                      statements.............................................28-43


(a) 2.      Financial statement schedules:
                          All schedules are omitted because
                          they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.


(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibit:
-----------                           -----------------------


    3a First Merchants Corporation Articles of Incorporation and the Articles and amendment thereto is incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999.

    3b First Merchants Corporation Bylaws and amendments thereto is incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1997.

   10a First Merchants Corporation and First Merchants Bank, National Association Management Incentive Plan is incorporated by reference to registrant's Form 10-K for year ended December 31, 1996.

   10b First Merchants Bank, National Association Unfunded Deferred Compensation Plan, as amended is incorporated by reference to registrant's Form 10-K for year ended December 31, 1996.

   10c First merchants Corporation 1989 Stock Option Plan is incorporated by reference to Registrant's Registration Statement on Form S08 (SEC File No. 33-28901) effective on May 24, 1989.

   10d         First  Merchants   Corporation  1994  Stock  Option  Plan  is
               incorporated by reference to Registrant's Form 10-K for year ended December 31, 1993.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K (continued)
--------------------------------------------------------------------------------

       10e First Merchants Corporation Change of Control Agreements are incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999.

       10f First Merchants Corporation Unfunded Deferred Compensation Plan is incorporated by reference to registrant's Form 10-K for year ended December 31, 1996

       10g First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto is incorporated by reference to registrant's Form 10-K for year ended December 31, 1997.

       10h First Merchants Corporation 1999 Long-term Equity Incentive Plan is incorporated by reference to registrant's registration statement on Form S-8 (see File No. 333-80117) effective on June 7, 1999.

       13 1999 Annual Report to Stockholders (except for the Pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchang Commission and is not deemed "filed" as part of this Form 10-K)

       21          Subsidiaries of Registrant

       23          Consent of Independent Auditors

       24          Limited Power of Attorney

       27          Financial Data Schedule, year ended December 31, 1999

       99.1 Financial statements and independent auditor's report for First Merchants Corporation Employee Stock Purchase Plan

(b) Reports on Form 8-K:

          None

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2000.

                                     FIRST MERCHANTS CORPORATION

                                     By /s/ Michael L.Cox
                                        -----------------------------
                                            Michael L. Cox, President
                                            & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature              Capacity                           Date
---------------------------    -------------------------------    -----

/s/ Michael L. Cox              President,                        March 30, 2000
---------------------------
    Michael L. Cox              Chief Executive Officer

/s/ James L. Thrash             Principal Financial and           March 30, 2000
---------------------------
    James L. Thrash             Principal Accounting Officer

/s/ Stefan S. Anderson          Director                          March 30, 2000
---------------------------
    Stefan S. Anderson

/s/ Frank A. Bracken           *Director                          March 30, 2000
---------------------------
    Frank A. Bracken

/s/ Thomas B. Clark            *Director                          March 30, 2000
---------------------------
    Thomas B. Clark

/s/ David A. Galliher          *Director                          March 30, 2000
---------------------------
    David A. Galliher

/s/ Norman M. Johnson          *Director                          March 30, 2000
---------------------------
    Norman M. Johnson

/s/ Ted J. Montgomery          *Director                          March 30, 2000
---------------------------
    Ted J. Montgomery

/s/ George A. Sissel           *Director                          March 30, 2000
---------------------------
    George A. Sissel

        Signature              Capacity                           Date
---------------------------    -------------------------------    -----


/s/ Robert M. Smitson          *Director                          March 30, 2000
---------------------------
    Robert M. Smitson

/s/ Michael D. Wickersham      *Director                          March 30, 2000
---------------------------
    Michael D. Wickersham

/s/ John E. Worthen            *Director                          March 30, 2000
---------------------------
    John E. Worthen

* By James L. Thrash as Attorney-in Fact pursuant to a limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                               By  /s/  James L. Thrash
                                                 ------------------------------
                                                        James L. Thrash
                                                        As Attorney-in-Fact
                                                        March 30, 2000

INDEX TO EXHIBITS
--------------------------------------------------------------------------------


(a) 3.   Exhibits:

      Exhibit No:                          Description of Exhibit:

          13 1999 Annual Report to Stockholders (Except for the Pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K.)

          21               Subsidiaries of Registrant

          23               Consent of Independent Auditors

          24               Limited Power of Attorney

          27               Financial Data Schedule, year ended December 31, 1999

         99.1 Financial statements and independent auditor's report for First Merchants Corporation Employee Stock Purchase Plan