Form 10-Q
period 2000-03-31
FIRST MERCHANTS CORP
filed 2000-05-15
CIK 712534

Page    1
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               QUARTERLY RETORT UNDER SECTION 13 or 15 (d) of THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000

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

         As of May 10, 2000 there were outstanding 10,786,575 common shares, without par value, of the registrant.

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

PART I.           Financial information:

 Item 1.          Financial Statements:

                  Consolidated Condensed Balance Sheet.........................3

                  Consolidated Condensed Statement of Income...................4

                  Consolidated Condensed Statement of
                  Comprehensive Income.........................................5

                  Consolidated Condensed Statement of
                  Stockholders' Equity  .......................................6

                  Consolidated Condensed Statement of Cash Flows...............7

                  Notes to Consolidated Condensed Financial Statements.........8

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................12

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................18

PART II. Other Information:

 Item 4.          Submission of Matters to a Vote of Security Holders.........19

 Item 6.          Exhibits and Reports of Form 8-K............................19

Signatures        ............................................................20


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                    March 31,          December
                                                                                      2000             31, 1999
                                                                                   ----------         ----------
   ASSETS:
     Cash and due from banks....................................................   $   37,418          $   58,893
     Federal funds sold.........................................................        1,800              25,400
                                                                                   -----------         -----------
       Cash and cash equivalents................................................       39,218              84,293
     Interest-bearing deposits..................................................          482               1,730
     Investment securities available for sale...................................      305,929             329,668
     Investment securities held to maturity.....................................       11,951              14,303
     Mortgage loans held for sale...............................................          227                  61
     Loans......................................................................    1,043,567             998,895
       Less:  Allowance for loan losses.........................................      (10,468)            (10,128)
                                                                                   -----------         -----------
         Net loans..............................................................    1,033,326             988,767
     Premises and equipment.....................................................       20,552              20,073
     Federal Reserve and Federal Home Loan Bank Stock...........................        5,858               5,858
     Interest receivable........................................................       10,843              11,279
     Core deposit intangibles and goodwill......................................        2,820               2,885
     Others assets..............................................................       15,199              15,131
                                                                                   -----------         -----------
         Total assets...........................................................   $1,446,178          $1,474,048
                                                                                   ===========         ===========
   LIABILITIES:
     Deposits:
       Noninterest-bearing......................................................   $  138,022          $  140,547
       Interest-bearing.........................................................    1,005,741           1,006,656
                                                                                   -----------         -----------
         Total deposits.........................................................    1,143,763           1,147,203
     Borrowings.................................................................      166,312             189,862
     Interest payable...........................................................        5,114               4,599
     Other liabilities..........................................................        6,201               6,088
                                                                                   -----------         -----------
         Total liabilities......................................................    1,321,390           1,347,752
   STOCKHOLDERS' EQUITY:
     Perferred stock, no-par value:
       Authorized and unissued-500,000 shares...................................
     Common Stock, $.125 stated value:
       Authorized --- 50,000,000 shares.........................................
       Issued and outstanding - 10,809,430 and 10,936,617 shares................        1,351               1,367
     Additional paid-in capital.................................................       22,419              25,481
     Retained earnings..    ....................................................      106,064             103,640
     Accumulated other comprehensive income (loss)..............................       (5,046)             (4,192)
                                                                                   -----------         -----------
         Total stockholders' equity.............................................      124,788             126,296
                                                                                   -----------         -----------
         Total liabilities and stockholders' equity.............................   $1,446,178          $1,474,048
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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                         March 31, 2000
                                                                                       -------------------
                                                                                        2000         1999
                                                                                       -------     -------
Interest Income:
  Loans receivable

    Taxable.....................................................................       $21,430     $18,580
    Tax exempt..................................................................            72          53
  Investment securities:
    Taxable.....................................................................         3,744       3,495
    Tax exempt..................................................................         1,142       1,310
  Federal funds sold............................................................            51         228
  Deposits with financial institutions..........................................            14           4
  Federal Reserve and Federal Home Loan Bank stock..............................           121         100
                                                                                       -------     -------
      Total interest income.....................................................        26,574      23,770
                                                                                       -------     -------
Interest expense:
  Deposits......................................................................        10,903       9,341
  Borrowings....................................................................         2,398       1,590
                                                                                       -------     -------
    Total interest expense......................................................        13,301      10,931
                                                                                       -------     -------
Net Interest Income.............................................................        13,273      12,839
Provision for loan losses.......................................................           479         505
                                                                                       -------     -------
Net Interest Income After Provision for Loan Losses.............................        12,794      12,334
                                                                                       -------     -------
Other Income:
  Net realized gains (losses) on sales of available-for-sale securities.........          (198)         15
  Other income..................................................................         3,903       3,413
                                                                                       -------     -------
Total other income..............................................................         3,705       3,428
Total other expenses............................................................         9,407       8,690
                                                                                       -------     -------
Income before income tax........................................................         7,092       7,072
Income tax expense..............................................................         2,272       2,429
                                                                                       -------     -------
Net Income......................................................................       $ 4,820     $ 4,643
                                                                                       =======     =======

Per share:

  Net Income:
    Basic.......................................................................       $   .44     $   .39
    Diluted.....................................................................           .44         .38
Dividends.......................................................................           .22         .20





See notes to consolidated condensed financial statements.




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      March 31, 2000
                                                                                 ----------------------
                                                                                    2000         1999
                                                                                 ---------    ---------
Net Income...................................................................... $  4,820     $  4,643

Other comprehensive income, net of tax:
  Unrealized (losses) gains on securities available for sale:
    Unrealized holding (losses) gains arising during the period, net of
        income tax (expense) benefit of $648, and $461..........................     (972)        (692)
    Less:  Reclassification adjustment for gains (losses) included
      in net income, net of income tax (expense) benefit of $80 and $(6)........     (118)           9
                                                                                 ---------    ---------
                                                                                     (854)        (701)
                                                                                 ---------    ---------
Comprehensive income............................................................ $  3,966     $  3,942
                                                                                 =========    =========




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                          (Dollar Amounts in thousands)
                                   (Unaudited)

                                                                                       2000             1999
                                                                                     ---------        ---------
   Balances, January 1..........................................................     $126,296         $153,891

   Net income...................................................................        4,820            4,643

   Cash dividends...............................................................       (2,392)          (2,111)

   Other comprehensive income (loss), net of tax................................         (854)            (701)

   Stock issued under dividend reinvestment and stock purchase plan.............          192              182

   Stock options exercised......................................................          322              166

   Stock Redeemed...............................................................       (3,596)            (339)
                                                                                     ---------        ---------
   Balances, March 31...........................................................     $124,788         $155,731
                                                                                     =========        =========

   See notes to consolidated condensed financial statements





                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       -----------------------------
                                                                                          2000               1999
                                                                                       ---------           ---------
Cash Flows From Operating Activities:
  Net income......................................................................     $  4,820            $  4,643
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.....................................................          479                 505
    Depreciation and amortization.................................................          758                 649
    Securities amortization, net..................................................           66                   3
    Securities losses (gains), net................................................          198                 (15)
    Gains on sale of premises and equipment.......................................         (105)
    Mortgage loans originated for sale............................................          240              (3,376)
    Proceeds from sales of mortgage loans.........................................         (406)              4,152
    Change in interest receivable.................................................          436                 287
    Change in interest payable....................................................         (515)                 26
    Other adjustments.............................................................        1,886               4,111
                                                                                       ---------           ---------
      Net cash provided by operating activities...................................     $  7,857            $ 10,985
                                                                                       ---------           ---------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits.........................................        1,248                (175)
  Purchases of
    Securities available for sale.................................................                          (86,845)
    Proceeds from maturities of
    Securities available for sale.................................................       12,928              52,401
  Proceeds from sales of
    Securities available for sale.................................................        2,312               1,778
    Securities held to maturity...................................................        9,151               1,955
  Net change in loans.............................................................      (45,040)             (9,967)
  Purchases of premises and equipment.............................................       (1,579)             (1,231)
  Proceeds from sale of fixed assets..............................................          512                  17
                                                                                       ---------           ---------
    Net cash provided (used) by investing activities..............................      (20,468)            (42,067)
                                                                                       ---------           ---------

                                                                     (continued)



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)
                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                       -----------------------------
                                                                                          2000                1999
                                                                                       ---------           ---------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...................................................     $ (2,525)           $(22,781)
    Certificates of deposit and other time deposits...............................         (915)            (22,865)
    Borrowings....................................................................      (23,550)             44,975
  Cash dividends..................................................................       (2,392)             (2,111)
  Stock issued under dividend  reinvestment  and stock purchase  plan.............          192                 182
  Stock options exercised.........................................................          322                 166
  Stock repurchased...............................................................       (3,596)               (339)
                                                                                       ---------           ---------
    Net cash provided (used) by financing activities..............................      (32,464)             (2,773)
                                                                                       ---------           ---------
Net Change in Cash and Cash Equivalents...........................................      (45,075)            (33,855)
Cash and Cash Equivalents, January 1..............................................       84,293              77,769
                                                                                       ---------           ---------
Cash and Cash Equivalents, March 31...............................................     $ 39,218            $ 43,914
                                                                                       =========           =========


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

NOTE 2.  Accounting Matters

Accounting for derivative instruments and hedging activities - During 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet at their fair market value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative.

The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

Statement No. 133 amends Statement No. 52 and supersedes Statements No. 80, 105 and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging Issues Task Force consensuses are also changed or nullified by the provisions of Statement No. 133.

Statement No. 133 was originally effective for all fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the operations of the Corporation. The Statement may not be applied retroactively to financial statements of prior periods.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 3.  Subsequent Event--Acquisition

On January 21, 2000, the Corporation signed a definitive agreement to acquire Decatur Financial Inc., Decatur, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Corporation will issue 1,346,000 shares of its common stock in exchange for all of the common stock of Decatur Financial, Inc. The transaction is subject to approval by stockholders of Decatur Financial, Inc., and appropriate regulatory agencies. The Corporation anticipates amortizing core deposit intangibles over eight years and goodwill over twenty years. As of December 31, 1999, Decatur Financial, Inc., had total assets and shareholders'equity of $128,140,000 and $14,253,000 respectively.


NOTE 4.  Investment Securities

                                                                             Gross            Gross
                                                           Amortized       Unrealized       Unrealized          Fair
                                                             Cost            Gains            Losses            Value
                                                           ---------       ----------       ----------       ---------
Available for sale at March 31, 2000
  U.S. Treasury......................................     $   2,993                        $      28         $   2,965
  Federal agencies...................................        57,877                            1,290            56,587
  State and municipal................................        82,001       $     394              977            81,418
  Mortgage-backed securities.........................       140,928              42            5,320           135,650
  Other asset-backed securities......................        21,327                              846            20,481
  Corporate obligations..............................         8,253                              179             8,074
  Marketable equity securities.......................           915                              161               754
                                                          ---------       ---------        ---------         ---------
      Total available for sale.......................       314,294             436            8,801           305,929
                                                          ---------       ---------        ---------         ---------


Held to maturity at March 31, 2000
  U.S. Treasury......................................           250                                2               248
  State and municipal................................        11,124              49               19            11,154
  Mortgage-backed securities.........................           311               1               15               297
  Other asset-backed securities......................           266                                1               265
                                                          ---------       ---------        ---------         ---------
      Total held to maturity.........................        11,951              50               37            11,964
                                                          ---------       ---------        ---------         ---------
      Total investment securities....................     $ 326,245       $     486        $   8,838         $ 317,893
                                                          =========       =========        =========         =========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


                                                                            Gross             Gross
                                                          Amortized       Unrealized       Unrealized       Fair
                                                             Cost           Gains            Losses         Value
                                                          ---------        -------          --------       --------
Available for sale at December 31, 1999:

  U.S. Treasury......................................     $   7,337        $    3            $    72      $  7,268
  Federal agencies...................................        61,215            50              1,199        60,066
  State and municipal................................        94,598           568                945        94,221
  Mortgage-backed securities.........................       141,673            58              4,332       137,399
  Other asset-backed securities......................        21,773                              758        21,015
  Corporate obligations..............................         9,082             4                140         8,946
  Marketable equity securities.......................           915                              162           753
                                                          ---------        ------            -------      --------
      Total available for sale.......................       336,593           683              7,608       329,668
                                                          ---------        ------            -------      --------
Held to maturity at December 31, 1999:

  U.S. Treasury......................................           250                                2           248
  State and municipal................................        13,243            77                 13        13,307
  Mortgage-backed securities.........................           311             1                  1           311
  Other asset-backed securities......................           499             0                 81           418
                                                          ---------        ------            -------      --------
      Total held to maturity.........................        14,303            78                 97        14,284
                                                          ---------        ------            -------      --------
      Total investment securities....................     $ 350,896        $  761            $ 7,705      $343,952
                                                          =========        ======            =======      ========





                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                   March 31,          December 31,
                                                                                     2000                1999
                                                                                   ---------           ---------
Loans:
  Commercial and industrial loans...............................................   $253,604            $224,712
  Agricultural production financing and other loans to farmers..................     22,485              21,547
  Real estate loans:
    Construction................................................................     32,810              31,996
    Commercial and farmland.....................................................    149,171             150,544
    Residential.................................................................    383,413             380,596
  Individuals' loans for household and other personal expenditures..............    193,999             181,906
  Tax-exempt loans..............................................................      4,765               4,070
  Other loans...................................................................      3,339               3,552
  Unearned interest on loans....................................................        (19)                (28)
                                                                                 -----------           ---------
      Total..................................................................... $1,043,567            $998,895
                                                                                 ===========           =========

                                                                                        Three Months Ended
                                                                                             March 31

                                                                                     2000                 1999
                                                                                   --------            ---------
Allowance for loan losses:
  Balances, January 1...........................................................   $10,128             $  9,209
  Provision for losses..........................................................       479                  505
  Recoveries on loans...........................................................       149                  163
  Loans charged off.............................................................      (288)                (321)
                                                                                   --------            ---------
  Balances, March 31............................................................   $10,468             $  9,556
                                                                                   ========            =========

NOTE 6.  Net Income Per Share


                                                                     Three Months Ended March 31,
                                                           2000                                          1999
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount

Basic net income per share:
  Net income available to
    common stockholders..............   $4,820         10,904,050        $  .44         $4,643        11,978,451        $  .39
                                                                         ======                                         ======
Effect of dilutive stock options.....                     103,344                                       119,963
                                                       ----------                                    ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..........   $4,820         11,007,394        $  .44         $4,643        12,098,414        $   .38
                                        ======         ==========        ======         ======        ==========        =======

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Results of Operations

         Net income for the three months ended March 31, 2000, was $4,820,000, compared to $4,643,000 earned in the same period of 1999. Diluted earnings per share were $.44 a 15.8% increase over $.38 reported for the first quarter 1999.

         The increase in earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $434,000 or 3.4 percent over the first three months of 1999 due to growth in average assets of 8.4 percent. Non-interest income increased $277,000 or 8.1 percent over the first three months of 1999 due primarily to increased revenues from fiduciary activities and commission income.

         Annualized returns on average assets and average shareholder's equity for quarter ended March 31, 2000 were 1.34 percent and 15.36 percent, respectively, compared with 1.40 percent and 11.97 percent for the same period of 1999.

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

         The Corporation's Tier I capital to average assets ration was 9.2 percent at year-end 1999 and 8.8 percent at March 31, 2000. At March 31, 2000, the Corporation had a Tier I risk-based capital ratio of 12.3 percent, total risk-based capital ratio of 13.3 percent, and a leverage ratio of 8.8 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of
4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

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

         The following table summarizes the risk elements for the Corporation.

---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                           March 31,          December 31,        December 31,
                                                                   2000                 1999                1998
---------------------------------------------------------------------------------------------------------------------
Non-accrual loans............................................     $1,115              $1,280              $1,073
Loans contractually past due 90 days
  Or more other than nonaccruing.............................      2,466               2,327               2,334
Restructured loans...........................................      2,802                 908               1,110
                                                                  ------              ------              ------
              Total..........................................     $6,383              $4,515              $4,517
                                                                  ======              ======              ======

---------------------------------------------------------------------------------------------------------------------

         At March 31, 2000, non-performing loans totaled $6,383,000, an increase of $1,868,000 from December 31, 1999. Impaired loans at December 31, 1999 included in the table above totaled $1,380,000.

The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 113 and No. 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income recognition and Disclosures, on January 1, 1995. At December 31, 1999, impaired loans totaled $7,140,000, a decrease of $1,947,000 from December 31, 1998. On December 31, 1999 an allowance for losses was not deemed necessary for impaired loans totaling $4,398,000, but an allowance of $1,061,000 was recorded for the remaining balance of impaired loans of $2,742,000. The average balance of impaired loans for 1999 was $8,770,000.

         At March 31, 2000, the allowance for loan losses increased by $340,000, to $10,468,000, up slightly from year end 1999. As a percent of loans, the allowance was 1.00 percent, down from 1.01 percent at year end 1999.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

         The first quarter 2000 provision of $479,000 was down $26,000 from $505,000 for the same quarter in 1999. Net charge offs amounted to $139,000 during the quarter.

         This table below presents loan loss experience for the periods indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.

                                                                      Three Months Ended                  Year Ended
                                                                           March 31,                     December 31,
                                                                  ----------------------------    -------------------------
                                                                     2000             1999          1999            1998
                                                                   -------          --------       ------          ------
                                                                                     (Dollars in Thousands)
Allowance for loan losses:
  Balance at beginning of period............................       $10,128          $  9,209       $8,429          $8,010
                                                                   -------          --------       ------          ------
  Chargeoffs................................................           288             1,769        2,231           1,949
  Recoveries................................................           149               447          639             633
                                                                   -------          --------       ------          ------
  Net chargeoffs............................................           139             1,322        1,592           1,316
  Provision for loan losses.................................           479             2,241        2,372           1,735
                                                                   -------          --------       ------          ------
  Balance at end of period..................................       $10,468           $10,128       $9,209          $8,429
                                                                   =======           =======       ======          ======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period.............................        .06%(1)             .14%         .18%            .16%

Peer Group                                                           N/A                N/A          .26%            .29%

(1)  First three months annualized

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

         The Corporation's liquidity and interest sensitivity position at March 31, 2000, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

         The Corporation had a cumulative negative gap of $95,837,000 in the three month horizon at March 31, 2000, or just over 6.6 percent of total assets. Net interest income at a financial institution with a negative gap tends to decrease when rates rise and generally increase as interest rates decline.

         The GAP/Interest Rate Sensitive Report is a tool which displays repricing timing differences between interest sensitive assets and liabilities. The 0-180 day Sensitivity Gap Ratio depicts the institution is liability sensitive with a rate sensitive asset to rate sensitive liability ratio of 76.5 percent.

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

         The Corporation's asset liability process monitors simulated net interest income under three separate interest rate scenarios; rising (rate shock), falling (rate shock) and base case (flat rates). Net Interest Income is simulated over a 12-month horizon. By policy, the variance between rising rates and base case nor falling rates and base case can be more than a negative 5 percent.

         Assumed interest rate changes are simulated to move immediate and parallel. The rate movement to noteworthy interest rate indexes appear below:


                                             Rising                Falling
--------------------------------------------------------------------------------
              Prime                     200 Basis Points      (200) Basis Points
              Federal Funds             200                   (200)
              90 Day T-Bill             200                   (200)
              One Year T-Bill           200                   (200)
              Three Year T-Note         200                   (200)
              Five Year T-Note          200                   (200)
              Ten Year T-Note           200                   (200)
              Interest Checking          67                   ( 67)
              MMIA Savings              200                   (200)
              Money Market Index        200                   (200)
              Regular Savings            67                   ( 67)

         Results for the flat, rising (rate shock), and falling (rate shock) interest scenarios are listed below. The net interest income shown represents cumulative net interest income over an 12-month time horizon. Balance sheet assumptions are the same under all scenarios:

                                                        Base Case
                                                        Flat Rates      Rising         Falling
     ------------------------------------------------------------------------------------------
     Net Interest Income (Dollars in Thousands)          $54,782        $52,312        $56,504
     Change vs. Base Case                                              ($ 2,470)       $ 1,722
     Percent Change                                                      (4.51%)         3.14%
     Policy Limitation                                                   (5.00%)        (5.00%)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Earning Assets

         The following table presents the earning asset mix as of March 31, 2000, and December 31, 1999, and December 31, 1998.

         Loans grew by $44.7 million from December 31, 1999, to March 31, 2000, while investment securities declined by $26.1 million during the same period. Commercial and industrial loans increased by more than $28.9 million, while individuals' loans for household and personal expenditures grew by nearly $12.1 million.

--------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS

(Dollars in Millions)                                            March 31,            December 31,         December 31,
                                                                   2000                  1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits...........      $     1.8           $     27.1           $     46.3

Investment securities available for sale...................          305.9                329.7                329.5

Investment securities held to maturity.....................           12.0                 14.3                 21.7

Mortgage loans held for sale...............................            0.2                                       0.8

Loans......................................................        1,043.6                998.9                890.4

Federal Reserve and Federal Home Loan Bank stock...........            5.8                  5.8                  4.5
                                                                 ---------            ---------            ---------
                     Total.................................      $ 1,369.3            $ 1,375.8            $ 1,293.2
                                                                 =========            =========            =========

Deposits, Securities Sold Under Repurchase Agreements, Federal Funds Sold and Other Short-tern Borrowing

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1999 and 1998 and at March 31, 2000.


(Dollars in Millions)                                                 March 31,         December 31,        December 31,
                                                                        2000                1999                1998
                                                                   -------------------------------------------------------
Deposits.........................................................     $1,143.8            $1,147.2            $1,086.0
Securities sold under repurchase agreements......................         63.7                78.0                48.8
Other short-term borrowings......................................         26.6                38.4                17.8
Federal Home Loan Bank advances..................................         76.0                73.5                47.1

         The Corporation has continued to leverage its large capital position with Federal Home Loan Bank advances, as well as, repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis under the heading Liquidity, Interest Sensitivity, and Disclosures about Market Risk. The effect on the Corporation" capital ratios is minimal as the Corporation remains adequately capitalized.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Net Interest Income

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

         The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2000 and 1999.

         Net interest income (FTE) for the three months ended March 31, 2000 increased by $$354,000, or 2.6 percent over the same period in 1999, due to an increase in average earning assets of over $$107 million. For the same period interest income and interest expense, as a percent of average earning assets, increased 19 basis points, 43 basis points respectively, due to lower interest rates and increased non-deposit funding.


(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
                             Interest Income                            Net Interest
                              (FTE) as a           Interest Expense        Income                         Net Interest Income
                                Percent             as a Percent     (FTE) as a Percent      Average             On a
                              of Average            of Average           of Average          Earning        Fully Taxable
                             Earning Assets        Earning Assets       Earning Assets        Assets       Equivalent Basis
------------------------------------------------------------------------------------------------------------------------------
For the three months
  Ended March 31,
      2000                       7.95%                3.89%                 4.07%           $1,369,343        $55,740
      1999                       7.76%                3.46%                 4.30%           $1,262,664        $54,288

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

         Other income in the first quarter of 2000 exceeded the same quarter in the prior year by $490,000, or 14.4 percent.

Two major areas account for most of the increase:

         1.Serves charges on deposit accounts increased $136,000 or 14.2 percent due to increased number of accounts and price adjustments.

         2.Commission income increased $127,000 or 38.4 percent due primarily to increased sales efforts of First Merchants Insurance Services, Inc.

Other Expense

         Total other expenses represent non-interest operating expenses of the Corporation. First quarter other expense in 2000 exceeded the same quarter of the prior year by $717,000, or 8.3 percent.

Two major areas account for most of the increase:

         1. Salaries and benefit expense grew $318,000 or 6.5 percent, due to normal salary increases and staff additions.

         2. Equipment  expense   increased  by  $138,000,   or  16.6  percent,
            reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.

Income Taxes

         Income tax expense, for the three months ended March 31, 2000, decreased by $157,000 over the same period in 1999, due to reduced state income tax liability.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

                  None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

                                                                    Form 10-Q
                                                                      Page
         Exhibit No.:      Description of Exhibit:                   Number
         ------------      -----------------------                   ------
     2 Plans of acquisition/reorganization are incorporated by reference to forms S-4 filed on March 24, 2000.

    27 Financial Data Schedule, Period Ending March 31, 2000           21

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                First Merchants Corporation
                                                        (Registrant)


         Date   05/11-00               by  /s/Michael L. Cox
             ------------------------      -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

         Date   05/11/00               by  /s/James L. Thrash
             ------------------------      -------------------------------------
                                           James L. Thrash
                                           Chief Financial & Principal
                                           Accounting Officer