Form 10-Q
period 2000-06-30
FIRST MERCHANTS CORP
filed 2000-08-14
CIK 712534

Page    1
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               QUARTERLY RETORT UNDER SECTION 13 or 15 (d) of THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000

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

         As of July 31, 2000 there were outstanding 11,691,133 common shares, without par value, of the registrant.

         The exhibit index appears on page 2.

         This report including the cover page contains a total of 23 pages.

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

PART I.           Financial information:

 Item 1.          Financial Statements:

                  Consolidated Condensed Balance Sheet.........................3

                  Consolidated Condensed Statement of Income...................4

                  Consolidated Condensed Statement of
                  Comprehensive Income.........................................5

                  Consolidated Condensed Statement of
                  Stockholders' Equity  .......................................5

                  Consolidated Condensed Statement of Cash Flows...............6

                  Notes to Consolidated Condensed Financial Statements.........7

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................15

PART II. Other Information:

 Item 4.          Submission of Matters to a Vote of Security Holders.........21

 Item 6.          Exhibits and Reports of Form 8-K............................21

Signatures        ............................................................22


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                    June 30,           December
                                                                                      2000             31, 1999
                                                                                   ----------         ----------
   ASSETS:
     Cash and due from banks....................................................   $   46,204         $    58,893
     Federal funds sold.........................................................        6,525              25,400
                                                                                   -----------         -----------
       Cash and cash equivalents................................................       52,729              84,293
     Interest-bearing deposits..................................................        1,725               1,730
     Investment securities available for sale...................................      311,202             329,668
     Investment securities held to maturity.....................................       15,088              14,303
     Mortgage loans held for sale...............................................                               61
     Loans......................................................................    1,156,029             998,895
       Less:  Allowance for loan losses.........................................      (12,171)            (10,128)
                                                                                   -----------         -----------
         Net loans..............................................................    1,143,858             988,767
     Premises and equipment.....................................................       24,143              20,073
     Federal Reserve and Federal Home Loan Bank Stock...........................        6,465               5,858
     Interest receivable........................................................       12,753              11,279
     Core deposit intangibles and goodwill......................................       21,558               2,885
     Others assets..............................................................       20,893              15,131
                                                                                   -----------         -----------
         Total assets...........................................................   $1,610,413          $1,474,048
                                                                                   ===========         ===========
   LIABILITIES:
     Deposits:
       Noninterest-bearing......................................................   $  159,930          $  140,547
       Interest-bearing.........................................................    1,085,046           1,006,656
                                                                                   -----------         -----------
         Total deposits.........................................................    1,244,976           1,147,203
     Borrowings.................................................................      207,617             189,862
     Interest payable...........................................................        5,388               4,599
     Other liabilities..........................................................        5,219               6,088
                                                                                   -----------         -----------
         Total liabilities......................................................    1,463,200           1,347,752
   STOCKHOLDERS' EQUITY:
     Perferred stock, no-par value:
       Authorized and unissued-500,000 shares...................................
     Common Stock, $.125 stated value:
       Authorized --- 50,000,000 shares.........................................
       Issued and outstanding - 11,666,948 and 10,936,617 shares................        1,458              1,367
     Additional paid-in capital.................................................       43,224              25,481
     Retained earnings..    ....................................................      108,500             103,640
     Accumulated other comprehensive income (loss)..............................       (5,969)             (4,192)
                                                                                   -----------         -----------
         Total stockholders' equity.............................................      147,213             126,296
                                                                                   -----------         -----------
         Total liabilities and stockholders' equity.............................   $1,610,413          $1,474,048
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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       Three Months Ended        Six Months Ended
                                                                                             June 30                  June 30
                                                                                       -------------------      -------------------
                                                                                        2000         1999        2000         1999
                                                                                       -------     -------      -------     -------
Interest Income:
  Loans receivable

    Taxable.....................................................................       $22,918     $19,204      $44,348     $37,784
    Tax exempt..................................................................            76          59          148         112
  Investment securities:
    Taxable.....................................................................         3,634       3,994        7,378       7,489
    Tax exempt..................................................................         1,127       1,323        2,269       2,633
  Federal funds sold............................................................           197         198          248         426
  Deposits with financial institutions..........................................            19          30           33          34
  Federal Reserve and Federal Home Loan Bank stock..............................           126         108          247         208
                                                                                       -------     -------      -------     -------
      Total interest income.....................................................        28,097      24,916       54,671      48,686
                                                                                       -------     -------      -------     -------
Interest expense:
  Deposits......................................................................        11,782       9,339       22,685      18,680
  Borrowings....................................................................         2,525       2,114        4,923       3,704
                                                                                       -------     -------      -------     -------
    Total interest expense......................................................        14,307      11,453       27,608      22,384
                                                                                       -------     -------      -------     -------
Net Interest Income.............................................................        13,790      13,463       27,063      26,302
Provision for loan losses.......................................................           665         522        1,144       1,027
                                                                                       -------     -------      -------     -------
Net Interest Income After Provision for Loan Losses.............................        13,125      12,941       25,919      25,275
                                                                                       -------     -------      -------     -------
Other Income:
  Net realized gains (losses) on sales of available-for-sale securities.........            13         142         (185)        157
  Other income..................................................................         4,086       3,622        7,989       7,035
                                                                                       -------     -------      -------     -------
Total other income..............................................................         4,099       3,764        7,804       7,192
Total other expenses............................................................         9,881       9,488       19,288      18,178
                                                                                       -------     -------      -------     -------
Income before income tax........................................................         7,343       7,217       14,435      14,289
Income tax expense..............................................................         2,340       2,568        4,612       4,997
                                                                                       -------     -------      -------     -------
Net Income......................................................................       $ 5,003     $ 4,649      $ 9,823     $ 9,292
                                                                                       =======     =======      =======     =======

Per share:

  Net Income:
    Basic.......................................................................       $   .45     $   .39      $  .89      $   .78
    Diluted.....................................................................           .45         .39         .89          .77
Dividends.......................................................................           .22         .20         .44          .40





See notes to consolidated condensed financial statements.




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
             CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended            Six Months Ended
                                                                                         June 30                      June 30
                                                                                 ----------------------       ----------------------
                                                                                    2000         1999            2000         1999
                                                                                 ---------    ---------       ---------    ---------
Net Income...................................................................... $  5,003     $  4,649        $ 9,823      $  9,292

Other comprehensive income, net of tax:
  Unrealized (losses) gains on securities available for sale:
    Unrealized holding (losses) gains arising during the period, net of
        income tax (expense) benefit of $610, $1,748, $1,258, and $2,209........     (916)      (2,622)        (1,888)       (3,314)
    Less:  Reclassification adjustment for gains (losses) included in net income, net of income tax (expense) benefit of $6, $57,
      $(74)and $63..............................................................        7           85           (111)           94
                                                                                 ---------    ---------       ---------    ---------
                                                                                     (923)      (2,707)        (1,777)       (3,408)
                                                                                 ---------    ---------       ---------    ---------
Comprehensive income............................................................ $  4,080     $  1,942        $ 8,046      $  5,884
                                                                                 =========    =========       =========    =========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                          (Dollar Amounts in thousands)
                                   (Unaudited)

                                                                                       2000             1999
                                                                                     ---------        ---------
   Balances, January 1..........................................................     $126,296         $153,891

   Net income...................................................................        9,823            9,292

   Cash dividends...............................................................       (4,963)          (4,457)

   Other comprehensive income (loss), net of tax................................       (1,777)          (3,408)

   Issuance of stock related to acquisition.....................................       21,358

   Stock issued under dividend reinvestment and stock purchase plan.............          373              338

   Stock options exercised......................................................          417              123

   Stock Redeemed...............................................................       (4,314)            (339)
                                                                                     ---------        ---------
   Balances, June 30.............................................................     $147,213         $155,440
                                                                                     =========        =========

   See notes to consolidated condensed financial statements





                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                       -----------------------------
                                                                                          2000               1999
                                                                                       ---------           ---------
Cash Flows From Operating Activities:
  Net income......................................................................     $  9,823            $  9,292
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.....................................................        1,144               1,027
    Depreciation and amortization.................................................        1,526               1,379
    Securities amortization, net..................................................          112                 176
    Securities losses (gains), net................................................          186                (157)
    Gains on sale of premises and equipment.......................................         (105)
    Mortgage loans originated for sale............................................          811              (4,837)
    Proceeds from sales of mortgage loans.........................................         (750)              5,547
    Change in interest receivable.................................................         (443)               (346)
    Change in interest payable....................................................          532                 236
    Other adjustments.............................................................       (2,079)                589
                                                                                       ---------           ---------
      Net cash provided by operating activities...................................       10,747              12,906
                                                                                       ---------           ---------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits.........................................          488                 217
  Purchases of
    Securities available for sale.................................................       (5,093)           (127,380)
  Proceeds from maturities of
    Securities available for sale.................................................       24,384              78,635
    Securities held to maturity...................................................        3,066               4,552
  Proceeds from sales of
    Securities available for sale.................................................       10,844              13,692
  Net change in loans.............................................................      (66,905)            (30,846)
  Purchases of premises and equipment.............................................       (2,766)             (2,311)
  Proceeds from sale of fixed assets..............................................          512                 461
  Cash received in acquisition....................................................          392
                                                                                       ---------           ---------
    Net cash provided (used) by investing activities..............................      (35,078)            (63,902)
                                                                                       ---------           ---------

                                                                     (continued)



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)
                                                                                             Six Months Ended
                                                                                                  June 30
                                                                                       -----------------------------
                                                                                          2000                1999
                                                                                       ---------           ---------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...................................................     $  3,649           $ (5,201)
    Certificates of deposit and other time deposits...............................      (12,932)             10,738
    Borrowings....................................................................       10,537              37,473
  Cash dividends..................................................................       (4,963)             (4,457)
  Stock issued under dividend  reinvestment  and stock purchase  plan.............          373                 338
  Stock options exercised.........................................................          417                 123
  Stock repurchased...............................................................       (4,314)               (339)
                                                                                       ---------           ---------
    Net cash provided (used) by financing activities..............................       (7,233)             38,675
                                                                                       ---------           ---------
Net Change in Cash and Cash Equivalents...........................................      (31,564)            (12,321)
Cash and Cash Equivalents, January 1..............................................       84,293              80,769
                                                                                       ---------           ---------
Cash and Cash Equivalents, June 30................................................     $ 52,729            $ 68,448
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

Statement No. 133 is effective for all fiscal quarters of all fiscal years beginnings after June 15, 2000 and is not expected to have a material impact on the operations of the Corporation. The Statement may not be applied retroactively to financial statements of prior periods.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 3.  Business Combinations

On May 31, 2000, the Corporation acquired Decatur Financial Inc., the holding company of Decatur Bank and Trust Company. Decatur Bank and Trust Company is a state chartered savings bank with branches located in eastcentral Indiana. Decatur Financial Inc. was merged into the Corporation and Decatur Bank and Trust Company will maintain its state charter as a subsidiary of First Merchants Corporation.

The combination was accounted for under the purchase method of accounting. Decatur Financial Inc.'s results of operations are included in the Corporation's consolidated income statement beginning June 1, 2000. Shareholders of Decatur Financial Inc. on May 31, 2000, had the right to convert their shares into 9.13 shares of First Merchants Corporation stock or receive $237.39 in cash. The company issued 878,242 shares of its common stock at a cost of $24.31875 per share and $12,164,000 in cash to complete the transaction. The purchase had a recorded acquisition cost of $33,681,000 and goodwill of $16,859,000. Goodwill is being amortized over 20 years utilizing the straight-line method. Additionally core deposit intangibles totaling $2,046,000 were recognized and will be amortized over 10 years using 150% declining balance method.

The purchase resulted in the Corporation recording net loans of $89,332,000, held to maturity and available for sale securities of $3,921,000 and 14,132,000 respectively, deposit liabilities of $107,056,000 and borrowings of 7,217,000. All assets and liabilities were recorded at fair values as of May 31, 2000. The purchase accounting adjustments will be amortized over the life of the respective asset or liability.

The following proforma discloses including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

                                                            Six Months Ended
                                                                 June 30
                                                          ----------------------
                                                            2000         1999
                                                          ---------    ---------

         Net Interest Income:
           First Merchants Corporation.................   $ 26,733     $  25,906
           Decatur Financial Inc.......................      2,196         2,328
                                                          ---------    ---------
                                                          $ 28,929     $  28,234
                                                          =========    =========
         Net Income:
           First Merchants Corporation.................   $  9,627     $   9,057
           Decatur Financial Inc.......................       (181)          468
                                                          ---------    ---------
                                                          $  9,447     $   9,528
                                                          =========    =========
         Net Income per share - combined:
           Basic.......................................   $    .81     $     .74
           Diluted.....................................        .80           .73


                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities

                                                                             Gross            Gross
                                                           Amortized       Unrealized       Unrealized          Fair
                                                             Cost            Gains            Losses            Value
                                                           ---------       ----------       ----------       ---------
Available for sale at June 30, 2000
  U.S. Treasury......................................     $   2,994                        $      24         $   2,970
  Federal agencies...................................        58,149       $      28            1,246            56,931
  State and municipal................................        89,201             401              849            88,753
  Mortgage-backed securities.........................       140,311              14            6,420           133,905
  Other asset-backed securities......................        20,945                              806            20,139
  Corporate obligations..............................         7,749                              180             7,569
  Marketable equity securities.......................         1,169                              234               935
                                                           ---------       ---------        ---------         ---------
      Total available for sale.......................       320,518             443            9,759           311,202
                                                           ---------       ---------        ---------         ---------


Held to maturity at June 30, 2000
  U.S. Treasury......................................           250                                2               248
  State and municipal................................        13,932              44               40            13,936
  Mortgage-backed securities.........................           189               1               15               175
  Other asset-backed securities......................           240                                                240
  Corporate obligations..............................           477                                                477
                                                          ---------       ---------        ---------         ---------
      Total held to maturity.........................        15,088              45               57            15,076
                                                          ---------       ---------        ---------         ---------
      Total investment securities....................     $ 335,606       $     488        $   9,816         $ 326,278
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
                                                          =========        ======            =======      ========





                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                    June 30,          December 31,
                                                                                      2000                1999
                                                                                   ---------           ---------
Loans:
  Commercial and industrial loans...............................................   $259,061            $224,712
  Agricultural production financing and other loans to farmers..................     27,323              21,547
  Real estate loans:
    Construction................................................................     39,708              31,996
    Commercial and farmland.....................................................    162,039             150,544
    Residential.................................................................    446,511             380,596
  Individuals' loans for household and other personal expenditures..............    212,023             181,906
  Tax-exempt loans..............................................................      5,407               4,070
  Other loans...................................................................      3,970               3,552
  Unearned interest on loans....................................................        (13)                (28)
                                                                                 -----------           ---------
      Total..................................................................... $1,156,029            $998,895
                                                                                 ===========           =========

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                   -----------------------------
                                                                                     2000                 1999
                                                                                   --------            ---------
Allowance for loan losses:
  Balances, January 1...........................................................   $10,128             $  9,209
  Allowance acquired in acquisition.............................................     1,413
  Provision for losses..........................................................     1,144                1,027
  Recoveries on loans...........................................................       290                  223
  Loans charged off.............................................................      (804)                (601)
                                                                                   --------            ---------
  Balances, June 30..............................................................   $12,171             $  9,858
                                                                                   ========            =========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended June 30,
                                                           2000                                          1999
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount

Basic net income per share:
  Net income available to
    common stockholders..............   $5,003         11,091,226        $  .45         $4,649       12,004,475         $  .39
                                                                         ======                                         ======
Effect of dilutive stock options.....                      67,546                                        97,282
                                                       ----------                                    ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..........   $5,003         11,158,772        $  .45         $4,649       12,101,757        $   .39
                                        ======         ==========        ======         ======       ==========        =======

                                                                     Six Months Ended June 30,
                                                           2000                                          1999
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount

Basic net income per share:
  Net income available to
    common stockholders..............   $9,823         10,997,638        $  .89         $9,292        11,989,955        $  .78
                                                                         ======                                         ======
Effect of dilutive stock options.....                      83,123                                        108,551
                                                       ----------                                     ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..........   $9,823         11,080,761        $  .89         $9,292        12,098,506        $  .77
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

Results of Operations

         Net income for the three months ended June 30, 2000, was $5,003,000, compared to $4,649,000 earned in the same period of 1999. Diluted earnings per share were $.45 a 15.4% increase over $.39 reported for the second quarter 1999.

         Diluted net income per share for the six month ended June 30, 2000, was $.89 compared to $.77 for the first six months of 1999. The 15.6% increase in diluted earnings per share was a result of a $531,000 increase in net income from $9,292,000 in the prior year to $9,823,000 at June 30, 2000.

         The increase in earnings was primarily due to growth in earning assets and non-interest income. Net interest income increased $761,000 or 2.9 percent over the first six months of 1999 due to growth in average assets of 8.4 percent. Non-interest income increased $612,000 or 8.5 percent over the first six months of 1999 due primarily to increased revenues from fiduciary activities and commission income.

         Annualized returns on average assets and average shareholder's equity for the quarter ended June 30, 2000 were 1.34 percent and 14.72 percent, respectively, compared with 1.34 percent and 11.94 percent for the same period of 1999.

         Annualized returns on average assets and average shareholder's equity for the first six months ended June 30, 2000, were 1.34 percent and 14.80 percent, respectively, compared with 1.37 percent and 11.97 percent in 1999.

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

         The Corporation's Tier I capital to average assets ratio was 9.2 percent at year-end 1999 and 9.4 percent at June 30, 2000. At June 30, 2000, the Corporation had a Tier I risk-based capital ratio of 12.0 percent, total risk-based capital ratio of 13.1 percent, and a leverage ratio of 9.4 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of
4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

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

         The following table summarizes the risk elements for the Corporation.

---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                           June 30,          December 31,        December 31,
                                                                   2000                 1999                1998
---------------------------------------------------------------------------------------------------------------------
Non-accrual loans............................................     $1,643              $1,280              $1,073
Loans contractually past due 90 days
  Or more other than nonaccruing.............................      2,415               2,327               2,334
Restructured loans...........................................      3,022                 908               1,110
                                                                  ------              ------              ------
              Total..........................................     $7,080              $4,515              $4,517
                                                                  ======              ======              ======

---------------------------------------------------------------------------------------------------------------------

         At June  30,  2000,  non-performing   loans   totaled   $7,080,000,  an
increase of $2,565,000 from December 31, 1999. Impaired loans at December 31, 1999 included in the table above totaled $1,380,000.


        At December 31, 1999, impaired loans totaled $7,140,000, a decrease of $1,947,000 from December 31, 1998. On December 31, 1999 an allowance for losses was not deemed necessary for impaired loans totaling $4,398,000, but an allowance of $1,061,000 was recorded for the remaining balance of impaired loans of $2,742,000. The average balance of impaired loans for 1999 was $8,770,000.

         At June 30, 2000, the allowance for loan losses increased by $2,043,000 to $12,171,000, up significantly from year end 1999. The Corporation added $1,413,000, to the allowance through the acquisition of Decatur Financial Inc. on May 31, 2000. As a percent of loans, the allowance was 1.05 percent, up from 1.01 percent at year end 1999.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

         The second quarter 2000 provision of $665,000 was up $143,000 from $522,000 for the same quarter in 1999. Net charge offs amounted to $375,000 during the quarter.

         This table below presents loan loss experience for the periods indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.

                                                               Six Months Ended                  Year Ended
                                                                   June 30,                     December 31,
                                                               -----------------  ----------------------------------------
                                                                     2000             1999          1998            1997
                                                                   -------          --------       ------          ------
                                                                                     (Dollars in Thousands)
Allowance for loan losses:
  Balance at beginning of period............................       $10,128          $  9,209       $8,429          $8,010
                                                                   -------          --------       ------          ------
  Chargeoffs................................................           804             1,769        2,231           1,949
  Recoveries................................................           290               447          639             633
                                                                   -------          --------       ------          ------
  Net chargeoffs............................................           514             1,322        1,592           1,316
  Provision for loan losses.................................         1,144             2,241        2,372           1,735
  Allowance acquired in acquisition.........................         1,413
                                                                   -------          --------       ------          ------
  Balance at end of period..................................       $12,171           $10,128       $9,209          $8,429
                                                                   =======           =======       ======          ======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period.............................        .10%(1)             .14%         .18%            .16%

Peer Group                                                           N/A                N/A          .26%            .29%

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

         The Corporation's liquidity and interest sensitivity position at June 30, 2000, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

         The Corporation had a cumulative negative gap of $101,714 in the six month horizon at June 30, 2000, or just over 82 percent of total assets. Net interest income at a financial institution with a negative gap tends to decrease when rates rise and generally increase as interest rates decline.

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

         Results for the flat, rising (rate shock), and falling (rate shock) interest scenarios are listed below. The net interest income shown represents cumulative net interest income over an 12-month time horizon. Balance sheet assumptions are the same under all scenarios:

                                                        Base Case
                                                        Flat Rates      Rising         Falling
     ------------------------------------------------------------------------------------------
     Net Interest Income (Dollars in Thousands)          $59,215        $56,946        $60,339
     Change vs. Base Case                                              ($ 2,270)       $ 1,123
     Percent Change                                                      (3.83%)         1.90%
     Policy Limitation                                                   (5.00%)        (5.00%)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Earning Assets

         The following table presents the earning asset mix as of June 30, 2000, December 31, 1999 and December 31, 1998.

         Loans grew by $157.1 million from December 31, 1999, to June 30, 2000, while investment securities declined by $17.7 million during the same period. Residential real estate loans grew by $65.9 million, while commercial and industrial loans and individual loans for household expenditures grew by $34.3 million and $30.1 million, respectively.

--------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS

(Dollars in Millions)                                            June 30,            December 31,         December 31,
                                                                   2000                  1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits...........      $     8.3           $     27.1           $     46.3

Investment securities available for sale...................          311.2                329.7                329.5

Investment securities held to maturity.....................           15.1                 14.3                 21.7

Mortgage loans held for sale...............................                                                      0.8

Loans......................................................        1,156.0                998.9                890.4

Federal Reserve and Federal Home Loan Bank stock...........            6.5                  5.8                  4.5
                                                                 ---------            ---------            ---------
                     Total.................................      $ 1,497.1            $ 1,375.8            $ 1,293.2
                                                                 =========            =========            =========

Deposits, Securities Sold Under Repurchase Agreements, Federal Funds Sold and Other Short-tern Borrowing

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1999 and 1998 and at June 30, 2000.


(Dollars in Millions)                                                 June 30,         December 31,        December 31,
                                                                        2000                1999                1998
                                                                   -------------------------------------------------------
Deposits.........................................................     $1,245.0            $1,147.2            $1,086.0
Securities sold under repurchase agreements......................         69.0                78.0                48.8
Other short-term borrowings......................................         44.3                38.4                17.8
Federal Home Loan Bank advances..................................         94.3                73.5                47.1

         The Corporation has continued to leverage its large capital position with Federal Home Loan Bank advances, as well as, repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis under the heading Liquidity, Interest Sensitivity, and Disclosures about Market Risk. The effect on the Corporation's capital ratios is minimal as the Corporation remains "well" capitalized.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Net Interest Income

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

         The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 1999 and 2000.

         Annualized net interest income (FTE) for the three months ended June 30, 2000, increased by $815,000, or 1.4 percent over the same period in 1999, due to an increase in average earning assets of over $92 million. For the same period interest income and interest expense, as a percent of average earning assets, increased 35 basis points and 58 basis points respectively, due to higher interest rates and increased non-deposit funding.

Interest income and interest expense, as a percent of average earning assets, increased 27 basis points and 50 basis points, respectively from June 30, 1999, to June 30, 2000. Annualized net interest imcome (FTE) increased $1,115,000 or
2.0 percent during the same period.



(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
                             Interest Income                            Net Interest
                              (FTE) as a           Interest Expense        Income                         Net Interest Income
                                Percent             as a Percent     (FTE) as a Percent      Average             On a
                              of Average            of Average           of Average          Earning        Fully Taxable
                             Earning Assets        Earning Assets       Earning Assets        Assets       Equivalent Basis
------------------------------------------------------------------------------------------------------------------------------
For the three months
  Ended June 30,
      2000                       8.15%                4.06%                 4.09%           $1,408,371        $57,619
      1999                       7.80%                3.48%                 4.32%           $1,315,932        $56,804


For the six months
  Ended June 30,
      2000                       8.05%                3.97%                 4.08%           $1,389,941        $56,661
      1999                       7.78%                3.47%                 4.31%           $1,289,445        $55,546

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

         Other income, excluding securities gains and losses, in the second quarter of 2000 exceeded the same quarter in the prior year by $464,000, or 12.8 percent.

Three major areas account for most of the increase:

         1.Revenues from fiduciary activity grew $145,000, or 12.3%, due to strong new business activity and markets.

         2.Other customer fees increased $146,000, or 20.5%, due to increased fees from electronic card usage and price adjustments.

         3.Commission income increased $107,000 or 29.2%, due to increased sales efforts.

        Other income, excluding securities gains and losses, for the first six months of 2000 exceeded the prior year by $954,000, or 13.6 percent.

Three major areas account for most of the increase:

         1. Commission income increased $235,000, or 33.6%, due to increased sales efforts.

         2. Other customer fees increased $234,000, or 15.9%, due to increased fees from electronic card usage and price adjustments.

         3. Revenues from fiduciary activity grew $218,000, or 9.5%, due to strong new business activity and markets.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Other Expense

         Total other expenses represent non-interest operating expenses of the Corporation. Second quarter other expense in 2000 exceeded the same quarter of the prior year by $393,000, or 4.1 percent.

Three major areas account for most of the increase:

         1. Salaries and benefit expense grew $533,000 or 10.9 percent, due to normal salary increases and staff additions.

         2. Equipment  expense   increased  by  $154,000,   or  17.7  percent,
            reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.

         3. Merger related costs declined by $648,000 resulting from the Corporation's 1999 acquisitions of Anderson Community Bank and Jay Financial, Inc.

        Total other expenses represent non-interest operating expenses of the Corporation. Other expense for the first six month of 2000 exceeded the prior year by $1,110, or 6.1 percent.

Three major areas account for most of the increase:

         1. Salaries and benefit expense grew $851,000, or 8.7 percent, due to normal salary increases and staff additions.

         2. Equipment expense increased by $291,000, or 17.2 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.

         3. Merger related costs declined by $648,000 resulting from the corporation's 1999 acquisition of Anderson Community Bank and Jay Financial, Inc.

Income Taxes

         Income tax expense, for the three months ended June 30, 2000, decreased by $228,000 over the same period in 1999, due to reduced state income tax liability. Income tax expense, for the six months ended June 30, 2000 also decreased by $385,000 over the same period in 1999.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        At the April 12, 2000 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

        Election of Directors - The following directors were elected for a term of three years.

                                   Vote Count
--------------------------------------------------------------------------------
                          For                     Against
                      -----------               -----------
James F. Ault         9,520,632.92                9,942.34
Frank A. Bracken      9,503,788.03               26,787.23
Barry J. Hudson       9,518,726.91               11,848.35


        Selection of Independent Public Accountants - Olive, LLP, Indianapolis,
Indiana: Votes For - 9,446,961.51, Votes Against - 51,027.71, Votes Abstained - 32,586.04.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
                                                                    Form 10-Q
                                                                      Page
         Exhibit No.:      Description of Exhibit:                   Number
         ------------      -----------------------                   ------

    27 Financial Data Schedule, Period Ending June 30 , 2000           23

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


         Date   08/14/00               by  /s/Michael L. Cox
             ------------------------      -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

         Date   08/14/00               by  /s/James L. Thrash
             ------------------------      -------------------------------------
                                           James L. Thrash
                                           Chief Financial & Principal
                                           Accounting Officer