Form 10-Q
period 2000-09-30
FIRST MERCHANTS CORP
filed 2000-11-14
CIK 712534

Page    1
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               QUARTERLY RETORT UNDER SECTION 13 or 15 (d) of THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000

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

         As of October 31, 2000 there were outstanding 11,687,627 common shares, without par value, of the registrant.

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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                  September 30,        December
                                                                                      2000             31, 1999
                                                                                   ----------         ----------
   ASSETS:
     Cash and due from banks....................................................   $   43,473         $    58,893
     Federal funds sold.........................................................          750              25,400
                                                                                   -----------         -----------
       Cash and cash equivalents................................................       44,223              84,293
     Interest-bearing deposits..................................................        1,251               1,730
     Investment securities available for sale...................................      305,394             329,668
     Investment securities held to maturity.....................................       13,094              14,303
     Mortgage loans held for sale...............................................                               61
     Loans......................................................................    1,165,430             998,895
       Less:  Allowance for loan losses.........................................      (12,232)            (10,128)
                                                                                   -----------         -----------
         Net loans..............................................................    1,153,198             988,767
     Premises and equipment.....................................................       23,810              20,073
     Federal Reserve and Federal Home Loan Bank Stock...........................        7,189               5,858
     Interest receivable........................................................       13,353              11,279
     Core deposit intangibles and goodwill......................................       21,218               2,885
     Others assets..............................................................       18,208              15,131
                                                                                   -----------         -----------
         Total assets...........................................................   $1,600,938          $1,474,048
                                                                                   ===========         ===========
   LIABILITIES:
     Deposits:
       Noninterest-bearing......................................................   $  143,542          $  140,547
       Interest-bearing.........................................................    1,097,579           1,006,656
                                                                                   -----------         -----------
         Total deposits.........................................................    1,241,121           1,147,203
     Borrowings.................................................................      195,652             189,862
     Interest payable...........................................................        6,062               4,599
     Other liabilities..........................................................        5,233               6,088
                                                                                   -----------         -----------
         Total liabilities......................................................    1,448,068           1,347,752
   STOCKHOLDERS' EQUITY:
     Perferred stock, no-par value:
       Authorized and unissued-500,000 shares...................................
     Common Stock, $.125 stated value:
       Authorized --- 50,000,000 shares.........................................
       Issued and outstanding - 11,684,934 and 10,936,617 shares................        1,461              1,367
     Additional paid-in capital.................................................       43,332              25,481
     Retained earnings..    ....................................................      111,089             103,640
     Accumulated other comprehensive income (loss)..............................       (3,012)             (4,192)
                                                                                   -----------         -----------
         Total stockholders' equity.............................................      152,870             126,296
                                                                                   -----------         -----------
         Total liabilities and stockholders' equity.............................   $1,600,938          $1,474,048
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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       Three Months Ended        Nine Months Ended
                                                                                          September 30             September 30
                                                                                       -------------------      -------------------
                                                                                        2000         1999        2000         1999
                                                                                       -------     -------      -------     -------
Interest Income:
  Loans receivable

    Taxable.....................................................................       $25,522     $19,792      $69,870     $57,576
    Tax exempt..................................................................            76          56          224         168
  Investment securities:
    Taxable.....................................................................         3,623       4,075       11,001      11,564
    Tax exempt..................................................................         1,175       1,302        3,444       3,935
  Federal funds sold............................................................            28          33          276         459
  Deposits with financial institutions..........................................            28           7           61          41
  Federal Reserve and Federal Home Loan Bank stock..............................           164         115          411         323
                                                                                       -------     -------      -------     -------
      Total interest income.....................................................        30,616      25,380       85,287      74,066
                                                                                       -------     -------      -------     -------
Interest expense:
  Deposits......................................................................        13,028       9,480       35,713      28,160
  Borrowings....................................................................         3,174       2,324        8,097       6,028
                                                                                       -------     -------      -------     -------
    Total interest expense......................................................        16,202      11,804       43,810      34,188
                                                                                       -------     -------      -------     -------
Net Interest Income.............................................................        14,414      13,576       41,477      39,878
Provision for loan losses.......................................................           603         590        1,747       1,617
                                                                                       -------     -------      -------     -------
Net Interest Income After Provision for Loan Losses.............................        13,811      12,986       39,730      38,261
                                                                                       -------     -------      -------     -------
Other Income:
  Net realized gains (losses) on sales of available-for-sale securities.........             5          12         (180)        169
  Other income..................................................................         4,374       3,722       12,363      10,757
                                                                                       -------     -------      -------     -------
Total other income..............................................................         4,379       3,734       12,183      10,926
Total other expenses............................................................        10,193       9,235       29,481      27,413
                                                                                       -------     -------      -------     -------
Income before income tax........................................................         7,997       7,485       22,432      21,774
Income tax expense..............................................................         2,722       2,622        7,334       7,619
                                                                                       -------     -------      -------     -------
Net Income......................................................................       $ 5,275     $ 4,863      $15,098     $14,155
                                                                                       =======     =======      =======     =======

Per share:

  Net Income:
    Basic.......................................................................       $   .45     $   .40      $ 1.34      $  1.18
    Diluted.....................................................................           .45         .40        1.34         1.17
Dividends.......................................................................           .23         .22         .67          .62




See notes to consolidated condensed financial statements.




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
             CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended            Nine Months Ended
                                                                                      September 30                 September 30
                                                                                    2000         1999            2000         1999
                                                                                 ---------    ---------       ---------    ---------
Net Income...................................................................... $  5,275     $  4,863        $15,098      $ 14,155

Other comprehensive income, net of tax:
  Unrealized (losses) gains on securities available for sale:
    Unrealized holding (losses) gains arising during the period, net of
        income tax (expense) benefit of $(1,973), $1,032, $(715), and $3,241....    2,960       (1,548)         1,072        (4,862)
    Less:  Reclassification adjustment for gains (losses) included in net income, net of income tax (expense) benefit of $2, $5,
      $(72)and $68..............................................................        3            7           (108)          101
                                                                                 ---------    ---------       ---------    ---------
                                                                                    2,957       (1,555)         1,180        (4,963)
                                                                                 ---------    ---------       ---------    ---------
Comprehensive income............................................................ $  8,232     $  3,308        $16,278      $  9,192
                                                                                 =========    =========       =========    =========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                          (Dollar Amounts in thousands)
                                   (Unaudited)

                                                                                       2000             1999
                                                                                     ---------        ---------
   Balances, January 1..........................................................     $126,296         $153,891

   Net income...................................................................       15,098           14,155

   Cash dividends...............................................................       (7,644)          (7,107)

   Other comprehensive income (loss), net of tax................................        1,180           (4,963)

   Issuance of stock related to acquisition.....................................       21,173

   Stock issued under employee benefits plans.................................          648              428

   Stock issued under dividend reinvestment and stock purchase plan.............          430              511

   Stock options exercised......................................................          475              177

   Stock Redeemed...............................................................       (4,786)            (339)
                                                                                     ---------        ---------
   Balances, September 30.......................................................     $152,870         $156,753
                                                                                     =========        =========

   See notes to consolidated condensed financial statements





                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       -----------------------------
                                                                                          2000               1999
                                                                                       ---------           ---------
Cash Flows From Operating Activities:
  Net income......................................................................     $ 15,098            $ 14,155
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.....................................................        1,747               1,617
    Depreciation and amortization.................................................        2,916               2,193
    Securities amortization, net..................................................           36                 266
    Securities losses (gains), net................................................          180                (169)
    Gains on sale of premises and equipment.......................................         (105)
    Mortgage loans originated for sale............................................        1,224              (5,801)
    Proceeds from sales of mortgage loans.........................................       (1,163)              6,394
    Change in interest receivable.................................................       (1,043)               (903)
    Change in interest payable....................................................        1,206                 (29)
    Other adjustments.............................................................          200                 705
                                                                                       ---------           ---------
      Net cash provided by operating activities...................................       20,296              18,428
                                                                                       ---------           ---------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits.........................................          962                (623)
  Purchases of
    Securities available for sale.................................................       (8,575)           (146,666)
  Proceeds from maturities of
    Securities available for sale.................................................       36,292              97,389
    Securities held to maturity...................................................        4,292               5,807
  Proceeds from sales of
    Securities available for sale.................................................       12,440              17,339
  Net change in loans.............................................................      (76,849)            (86,620)
  Purchase of FHLB Stock..........................................................         (716)
  Purchases of premises and equipment.............................................       (3,497)             (2,965)
  Proceeds from sale of fixed assets..............................................          448                 (27)
  Cash received in acquisition....................................................          280
                                                                                       ---------           ---------
    Net cash provided (used) by investing activities..............................      (34,923)           (116,366)
                                                                                       ---------           ---------

                                                                     (continued)



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)
                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                       -----------------------------
                                                                                          2000                1999
                                                                                       ---------           ---------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...................................................     $(12,739)           $ (4,495)
    Certificates of deposit and other time deposits...............................         (399)            (23,476)
    Repurchase agreements and other borrowings....................................       29,295              74,356
    Federal Home Loan Bank advances...............................................      188,890             219,500
    Repayment of Federal Home Loan Bank advances..................................     (161,023)           (203,020)
  Cash dividends..................................................................       (7,644)             (7,107)
  Stock issued under employee benefit plans.....................................          648                 428
  Stock issued under dividend  reinvestment  and stock purchase  plan.............          430                 511
  Stock options exercised.........................................................          475                 177
  Stock repurchased...............................................................       (4,786)               (339)
                                                                                       ---------           ---------
    Net cash provided (used) by financing activities..............................      (25,443)             56,535
                                                                                       ---------           ---------
Net Change in Cash and Cash Equivalents...........................................      (40,070)            (41,403)
Cash and Cash Equivalents, January 1..............................................       84,293              80,769
                                                                                       ---------           ---------
Cash and Cash Equivalents, September 30...........................................     $ 44,223            $ 39,366
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

The combination was accounted for under the purchase method of accounting. Decatur Financial Inc.'s results of operations are included in the Corporation's consolidated income statement beginning June 1, 2000. Shareholders of Decatur Financial Inc. on May 31, 2000, had the right to convert their shares into 9.13 shares of First Merchants Corporation stock or receive $237.39 in cash. The company issued 878,242 shares of its common stock at a cost of $24.31875 per share and $12,164,000 in cash to complete the transaction. The purchase had a recorded acquisition cost of $33,681,000 and goodwill of $16,859,000. Goodwill is being amortized over 20 years utilizing the straight-line method. Additionally, core deposit intangibles totaling $2,046,000 were recognized and will be amortized over 10 years using 150% declining balance method.

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

                                                            Nine Months Ended
                                                              September 30
                                                          ----------------------
                                                            2000         1999
                                                          ---------    ---------

         Net Interest Income:..........................   $ 43,344     $  42,840

         Net Income:...................................   $ 14,721     $  14,462

         Net Income per share - combined:
           Basic.......................................   $   1.19     $    1.12
           Diluted.....................................       1.18          1.11


                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities

                                                                             Gross            Gross
                                                           Amortized       Unrealized       Unrealized          Fair
                                                             Cost            Gains            Losses            Value
                                                           ---------       ----------       ----------       ---------
Available for sale at September 30, 2000
  U.S. Treasury......................................     $   2,996                        $      12         $   2,984
  Federal agencies...................................        59,132       $      86              710            58,508
  State and municipal................................        85,725             609              519            85,815
  Mortgage-backed securities.........................       133,114              52            3,089           130,077
  Other asset-backed securities......................        20,531                              646            19,885
  Corporate obligations..............................         7,244                              104             7,140
  Marketable equity securities.......................         1,210                              225               985
                                                           ---------       ---------        ---------         ---------
      Total available for sale.......................       309,952             747            5,305           305,394
                                                           ---------       ---------        ---------         ---------


Held to maturity at September 30, 2000
  U.S. Treasury......................................           250                                1               249
  State and municipal................................        12,466             103               38            12,531
  Mortgage-backed securities.........................           154               1               15               140
  Other asset-backed securities......................           224                                                224
                                                          ---------       ---------        ---------         ---------
      Total held to maturity.........................        13,094             104               54            13,144
                                                          ---------       ---------        ---------         ---------
      Total investment securities....................     $ 323,046       $     851        $   5,359         $ 318,538
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
                                                          =========        ======            =======      ========





                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                  September 30,       December 31,
                                                                                      2000                1999
                                                                                   ---------           ---------
Loans:
  Commercial and industrial loans...............................................   $251,182            $224,712
  Agricultural production financing and other loans to farmers..................     28,940              21,547
  Real estate loans:
    Construction................................................................     41,413              31,996
    Commercial and farmland.....................................................    166,878             150,544
    Residential.................................................................    453,969             380,596
  Individuals' loans for household and other personal expenditures..............    214,603             181,906
  Tax-exempt loans..............................................................      5,313               4,070
  Other loans...................................................................      3,139               3,552
  Unearned interest on loans....................................................         (7)                (28)
                                                                                 -----------           ---------
      Total..................................................................... $1,165,430            $998,895
                                                                                 ===========           =========

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   -----------------------------
                                                                                     2000                 1999
                                                                                   --------            ---------
Allowance for loan losses:
  Balances, January 1...........................................................   $10,128             $  9,209
  Allowance acquired in acquisition.............................................     1,413
  Provision for losses..........................................................     1,747                1,617
  Recoveries on loans...........................................................       461                  342
  Loans charged off.............................................................    (1,517)              (1,015)
                                                                                   --------            ---------
  Balances, September 30........................................................   $12,232             $ 10,153
                                                                                   ========            =========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 6.  Net Income Per Share

                                                                   Three Months Ended September 30,
                                                           2000                                          1999
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount

Basic net income per share:
  Net income available to
    common stockholders..............   $5,275         11,688,699        $  .45         $4,863       12,043,381         $  .40
                                                                         ======                                         ======
Effect of dilutive stock options.....                      72,321                                       102,699
                                        ------         ----------                       ------       ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..........   $5,275         11,761,020        $  .45         $4,863       12,146,080        $   .40
                                        ======         ==========        ======         ======       ==========        =======

                                                                    Nine Months Ended September 30,
                                                           2000                                          1999
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount

Basic net income per share:
  Net income available to
    common stockholders..............   $15,098        11,228,840        $ 1.34         $14,155       12,008,890        $ 1.18
                                                                         ======                                         ======
Effect of dilutive stock options.....                      78,225                                        106,239
                                        -------        ----------                       -------       ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..........   $15,098        11,307,065        $ 1.34         $14,155       12,115,129        $ 1.17
                                        =======        ==========        ======         =======       ==========        ======

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

Results of Operations

     Net income for the three months ended September 30, 2000, was $5,275,000, compared to $4,863,000 earned in the same period of 1999. Diluted earnings per share were $.45 a 12.5% increase over $.40 reported for the third quarter 1999.

     Diluted net income per share for the nine months ended September 30,2000, were $1.34 compared to $1.17 for the first nine months of 1999. The 14.5% increase in diluted earnings per share was a result of a $943,000 increase in net income from $14,155,000 in the prior year to $15,098,000 at September 30, 2000.

     The increase in earnings was primarily due to growth in earning  assets and non-interest income. Net interest income increased $1,599,000 or 4.0 percent over the first nine months of 1999 due to growth in average assets of 10.3 percent. Non-interest income increased $1,257,000 or 11.5 percent over the first nine months of 1999 due primarily to increased revenues from fiduciary activities and commission income.

     Annualized returns on average assets and average shareholder's equity for the quarter ended September 30, 2000 were 1.32 percent and 14.06 percent, respectively, compared with 1.38 percent and 12.46 percent for the same period of 1999.

     Annualized returns on average assets and average shareholder's equity for the first nine months ended September 30, 2000, were 1.32 percent and 14.61 percent, respectively, compared with 1.37 percent and 12.13 percent in 1999.

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

         The following table summarizes the risk elements for the Corporation.

---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                          September 30,       December 31,        December 31,
                                                                   2000                 1999                1998
---------------------------------------------------------------------------------------------------------------------
Non-accrual loans............................................     $2,297              $1,280              $1,073
Loans contractually past due 90 days
  Or more other than nonaccruing.............................      3,356               2,327               2,334
Restructured loans...........................................      2,936                 908               1,110
                                                                  ------              ------              ------
              Total..........................................     $8,589              $4,515              $4,517
                                                                  ======              ======              ======

---------------------------------------------------------------------------------------------------------------------

         At September 30, 2000, non-performing  loans  totaled   $8,589,000,  an
increase of $4,074,000 from December 31, 1999. The increase in non-performing assets is primarily attributable to one $2 million restructred loan which the Corporation believes is well collateralized and which the Corporation has not allocated a specific reserve.

        At December 31, 1999, impaired loans totaled $7,140,000, a decrease of $1,947,000 from December 31, 1998. On December 31, 1999 an allowance for losses was not deemed necessary for impaired loans totaling $4,398,000, but an allowance of $1,061,000 was recorded for the remaining balance of impaired loans of $2,742,000. The average balance of impaired loans for 1999 was $8,770,000.

         At September 30, 2000, the allowance for loan losses increased by $2,079,000 to $12,232,000, up significantly from year end 1999. The Corporation added $1,413,000, to the allowance through the acquisition of Decatur Financial Inc. on May 31, 2000. As a percent of loans, the allowance was 1.05 percent, up from 1.01 percent at year end 1999.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

         The third quarter 2000 provision of $603,000 increased $13,000 from $590,000 for the same quarter in 1999. Net charge offs amounted to $542,000 during the quarter.

         This table below presents loan loss experience for the periods indicated and compares the Corporation's loss experience to that of its peer group, consisting of bank holding companies with assets between $1 billion and $3 billion.

                                                              Nine Months Ended                  Year Ended
                                                                September 30,                   December 31,
                                                               -----------------  ----------------------------------------
                                                                     2000             1999          1998            1997
                                                                   -------          --------       ------          ------
                                                                                     (Dollars in Thousands)
Allowance for loan losses:
  Balance at beginning of period............................       $10,128          $  9,209       $8,429          $8,010
                                                                   -------          --------       ------          ------
  Chargeoffs................................................         1,517             1,769        2,231           1,949
  Recoveries................................................           461               447          639             633
                                                                   -------          --------       ------          ------
  Net chargeoffs............................................         1,056             1,322        1,592           1,316
  Provision for loan losses.................................         1,747             2,241        2,372           1,735
  Allowance acquired in acquisition.........................         1,413
                                                                   -------          --------       ------          ------
  Balance at end of period..................................       $12,232           $10,128       $9,209          $8,429
                                                                   =======           =======       ======          ======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period.............................        .13%(1)             .14%         .18%            .16%

Peer Group                                                           N/A                .20%          .26%            .29%

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

         The Corporation's liquidity and interest sensitivity position at September 30, 2000, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

         The Corporation had a cumulative negative gap of $90,751,000 in the six month horizon at September 30, 2000, or just over 5.67 percent of total assets. Net interest income at a financial institution with a negative gap tends to decrease when rates rise and generally increase as interest rates decline.

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

         Results for the flat, rising (rate shock), and falling (rate shock) interest scenarios are listed below. The net interest income shown represents cumulative net interest income over an 12-month time horizon. Balance sheet assumptions are the same under all scenarios:

                                                        Base Case
                                                        Flat Rates      Rising         Falling
     ------------------------------------------------------------------------------------------
     Net Interest Income (Dollars in Thousands)          $55,435        $52,941        $56,563
     Change vs. Base Case                                               $(2,494)       $ 1,128
     Percent Change                                                      (4.50%)         2.30%
     Policy Limitation                                                   (5.00%)       (5.00%)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Earning Assets

         The following table presents the earning asset mix as of September 30, 2000, December 31, 1999 and December 31, 1998.

         Loans grew by $166.5 million from December 31, 1999, to September 30, 2000, while investment securities declined by $25.6 million during the same period. Residential real estate loans grew by $73.4 million, while commercial and industrial loans and individual loans for household expenditures grew by $26.5 million and $34.7 million, respectively.

--------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS

(Dollars in Millions)                                          September 30,          December 31,         December 31,
                                                                   2000                  1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits...........      $     2.0           $     27.1           $     46.3

Investment securities available for sale...................          305.3                329.7                329.5

Investment securities held to maturity.....................           13.1                 14.3                 21.7

Mortgage loans held for sale...............................                                                      0.8

Loans......................................................        1,165.4                998.9                890.4

Federal Reserve and Federal Home Loan Bank stock...........            7.2                  5.8                  4.5
                                                                 ---------            ---------            ---------
                     Total.................................      $ 1,493.0            $ 1,375.8            $ 1,293.2
                                                                 =========            =========            =========

Deposits, Securities Sold Under Repurchase Agreements, Federal Funds Sold and Other Short-tern Borrowing

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1999 and 1998 and at September 30, 2000.


(Dollars in Millions)                                               September 30,        December 31,        December 31,
                                                                        2000                1999                1998
                                                                   -------------------------------------------------------
Deposits.........................................................     $1,241.1            $1,147.2            $1,086.0
Securities sold under repurchase agreements......................         70.4                78.0                48.8
Other short-term borrowings......................................         22.1                38.4                17.8
Federal Home Loan Bank advances..................................        103.2                73.5                47.1

         The Corporation has continued to leverage its capital with Federal Home Loan Bank advances, as well as, repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis under the heading Liquidity, Interest Sensitivity, and Disclosures about Market Risk. The effect on the Corporation's capital ratios is minimal as the Corporation remains "well" capitalized.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Net Interest Income

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

         The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 1999 and 2000.

         Annualized net interest income (FTE) for the three months ended September 30, 2000, increased by $3,230,000, or 5.6 percent over the same period in 1999, due to an increase in average earning assets of over $198 million. For the same period interest income and interest expense, as a percent of average earning assets, increased 34 basis points and 69 basis points respectively, due to higher interest rates and increased non-deposit funding.

Interest income and interest expense, as a percent of average earning assets, increased 29 basis points and 57 basis points, respectively from September 30, 1999, to September 30, 2000. Annualized net interest imcome (FTE) increased $1,820,000 or 3.2 percent during the same period.



(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
                             Interest Income                            Net Interest                          Annualized
                              (FTE) as a           Interest Expense        Income                         Net Interest Income
                                Percent             as a Percent     (FTE) as a Percent      Average             On a
                              of Average            of Average           of Average          Earning        Fully Taxable
                             Earning Assets        Earning Assets       Earning Assets        Assets       Equivalent Basis
------------------------------------------------------------------------------------------------------------------------------
For the three months
 Ended September 30,
      2000                       8.20%                4.24%                 3.96%           $1,527,890        $60,486
      1999                       7.86%                3.55%                 4.31%           $1,329,464        $57,256


For the nine months
Ended September 30,
      2000                       8.10%                4.07%                 4.03%           $1,436,429        $57,936
      1999                       7.81%                3.50%                 4.31%           $1,302,931        $56,116

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

         Other income, excluding securities gains and losses, in the third quarter of 2000 exceeded the same quarter in the prior year by $652,000, or 17.5 percent.

Three major areas account for most of the increase:

         1.Commission income increased $188,000 or 44.8%, due to increased sales efforts.

         2.Other customer fees increased $168,000, or 21.2%, due to increased fees from electronic card usage and price adjustments.

         3.Revenues from fiduciary activity grew $102,000, or 8.9%, due to strong new business activity and markets.

        Other income, excluding securities gains and losses, for the first nine months of 2000 exceeded the prior year by $1,606,000, or 14.9 percent.

Three major areas account for most of the increase:

         1. Commission income increased $423,000, or 37.8%, due to increased sales efforts.

         2. Other customer fees increased $402,000, or 17.8%, due to increased fees from electronic card usage and price adjustments.

         3. Revenues from fiduciary activity grew $320,000, or 9.3%, due to strong new business activity and markets.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Other Expense

         Total other expenses represent non-interest operating expenses of the Corporation. Third quarter other expense in 2000 exceeded the same quarter of the prior year by $958,000, or 10.4 percent.

Three major areas account for most of the increase:

         1. Salaries and benefit expense grew $458,000 or 9.2 percent, due to normal salary increases and staff additions.

         2. Goodwill and core deposit intangible amortization increased $284,000 during the quarter. The 449 percent increase is due to using the purchase method of accounting for the May 31, 2000, acquisition of Decatur Financial, Inc.

         3. Net occupancy expense increased  by  $102,000,   or  19.6  percent,
            reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.

        Total other expenses represent non-interest operating expenses of the Corporation. Other expense for the first nine month of 2000 exceeded the prior year by $2,068,000 or 7.5 percent.

Three major areas account for most of the increase:

         1. Salaries and benefit expense grew $1,309,000, or 8.8 percent, due to normal salary increases and staff additions.

         2. Merger related costs declined by $734,000 resulting from the corporation's 1999 acquisition of Anderson Community Bank and Jay Financial, Inc.

         3. Goodwill and core deposit intangible amortization increased $373,000 year to date. The increase is due to using the purchase method of accounting for the May 31, 2000, acquisition of Decatur Financial, Inc.

         4. Equipment expense increased by $349,000, or 12.8 percent, reflecting the Corporation's efforts to improve efficiency and provide electronic service delivery to its customers.

Income Taxes

         Income tax expense, for the three months ended September 30, 2000, increased by $100,000 over the same period in 1999. Income tax expense, for the nine months ended September 30, 2000 decreased by $285,000 over the same period in 1999, due to reduced state income tax liability.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
                                                                    Form 10-Q
                                                                      Page
         Exhibit No.:      Description of Exhibit:                   Number
         ------------      -----------------------                   ------

    27 Financial Data Schedule, Period Ending September 30, 2000       23

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


         Date   10/10/00               by  /s/Michael L. Cox
             ------------------------      -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

         Date   10/10/00               by  /s/James L. Thrash
             ------------------------      -------------------------------------
                                           James L. Thrash
                                           Chief Financial & Principal
                                           Accounting Officer