Form 10-K/A
period 1999-12-31
FIRST MERCHANTS CORP
filed 2000-12-18
CIK 712534

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                           FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814



                           FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999:

Exhibits:

        23       Consent of independent certified public accountants

        28       Annual  report  on Form  11-K for First Merchants   Corporation
                 Employee  Stock Purchase Plan (1999) and report of Plan's
                 independent   public   accountants   with respect to the
                 financial statements

The  above   amendments   are  being   filed  to  include  the information
required by Form 11-K.

                                                  FIRST MERCHANTS CORPORATION
                                                  (Registrant)


                                                  By /S/James L. Thrash
                                                     ___________________________
                                                     James L. Thrash
                                                     Senior Vice President and
                                                     Chief Financial Officer


Date:  October 2, 2000

EXHIBIT 23


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in a Registration Statement on Form S-8 (File Number 33-28900) of our report dated October 2, 2000, on the audit of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (1999) for the year ended June 30, 2000 included in exhibit 28.




Indianapolis, Indiana
October 2, 2000

                                   EXHIBIT 28


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 11-K


                   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000


                           FIRST MERCHANTS CORPORATION
                       EMPLOYEE STOCK PURCHASE PLAN (1999)
                            (Full title of the plan)


                           FIRST MERCHANTS CORPORATION
          (Name of issuer of the securities held pursuant to the plan)


                             200 East Jackson Street
                              Muncie, Indiana 47305
                     (Address of principal executive office)

                          Independent Auditor's Report



                  Compensation Committee of the
                    Board of Directors
                  First Merchants Corporation
                  Muncie, Indiana


                  We have audited the accompanying statement of financial condition of First Merchants Corporation Employee Stock Purchase Plan (1999) (formerly the 1994 Plan) as of June 30, 2000 and 1999, and the related statement of income and changes in Plan equity for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation Employee Stock Purchase Plan (1999) as of June 30, 2000 and 1999, and the results of its operations for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.




                  Indianapolis, Indiana
                  October 2, 2000

                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                        Statement of Financial Condition


June 30                                                                                      2000               1999
------------------------------------------------------------------------------------- ------------------- ------------------

Assets
   Investments--interest-bearing deposits                                                    $484,769            $431,575
                                                                                      =================== ==================

Plan Equity                                                                                  $484,769            $431,575
                                                                                      =================== ==================


See notes to financial statements.

                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                 Statement of Income and Changes in Plan Equity


Year Ended June 30                                                          2000               1999               1998
------------------------------------------------------------------ ------------------- ------------------ ------------------

Investment income--interest                                              $  11,119          $    9,074          $   6,864
Contributions from participants                                            511,644             449,852            405,045
                                                                   ------------------- ------------------ ------------------
                                                                           522,763             458,926            411,909
                                                                   ------------------- ------------------ ------------------

Withdrawals and terminations paid in cash                                   47,148              32,578             24,626
Purchase and distribution of stock                                         422,421             384,386            290,913
                                                                   ------------------- ------------------ ------------------
                                                                           469,569             416,964            315,539
                                                                   ------------------- ------------------ ------------------

Income and changes in Plan equity for the year                              53,194              41,962             96,370

Plan equity at beginning of year                                           431,575             389,613            293,243
                                                                   ------------------- ------------------ ------------------

Plan equity at end of year                                                $484,769            $431,575           $389,613
                                                                   =================== ================== ==================


See notes to financial statements.

                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                          Notes to Financial Statements


Note 1 -- Summary of Significant Accounting Policies

Organization--The Plan was originally adopted by the Board of Directors of First Merchants Corporation (Corporation) in February 1989, and commenced operations in July 1989. Effective July 1, 1994, the Plan was amended by the adoption of the 1994 Employee Stock Purchase Plan (1994 Plan), and effective July 1, 1999, amended again by the adoption of the 1999 Employee Stock Purchase Plan (1999
Plan). The 1999 Plan was adopted by the Board of Directors of the Corporation in February 1999 and approved by Corporation stockholders in April 1999. A total of 250,000 shares of the Corporation's common stock are to be reserved for issuance pursuant to the 1999 Plan. The purpose of the Plan is to provide eligible employees of the Corporation and participating subsidiaries the opportunity to purchase Corporation common stock through annual offerings financed by payroll deductions.

Investments, consisting of interest-bearing deposit accounts at a subsidiary of the Corporation, are carried at cost which approximates current value.

Note 2 -- General Information

The Plan provides for the purchase of up to 250,000 shares of the Corporation's common stock by eligible employees through a maximum of five offerings of twelve month durations. Prior to each offering period, eligible employees elect to have up to 20 percent of their compensation deducted from their pay and accumulated with interest until the end of that offering period, but not to exceed $25,000 per offering period.

At the end of each offering period, the balance of each participant's payroll deduction account is applied to the purchase of the largest number of full shares of the Corporation's common stock possible. The price at which the shares are deemed to have been purchased is determined by the Compensation Committee of the Corporation and is equal to 85 percent of the lesser of the fair market value of the Corporation's common stock at the beginning or at the end of that offering period. Shares to be purchased under the Plan may be obtained by the Corporation from its authorized but previously unissued shares, from open market transactions or from private sources.

In July 2000 and 1999, the Corporation issued 26,778 and 20,870 shares of its common stock for the offering period ended June 30, 2000 and 1999, at $17.98 and $20.24 per share.

At June 30, 2000, the Plan had 287 participants.


Note 3 -- Income Tax Status

The Plan is not and will not be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code). The Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Code. Consequently, the difference between the purchase price and the fair market value of the stock purchased under the Plan is not includable in the participant's gross income for federal income tax purposes, unless a disqualifying distribution occurs.