Form 10-K405
period 2000-12-31
FIRST MERCHANTS CORP
filed 2001-04-02
CIK 712534

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2000       Commission file number 0-17071

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

                                (Title of Class)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $ as of March 6, 2000.

As of March 15,2001 there were 11,588,443 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                       Part of Form 10-K
        Documents                                  Into Which Incorporated

2000 Annual Report to Stockholders            Part II (Items 5, 6, 7, 7A, and 8)
Definitive Proxy Statement for
  Annual Meeting of Shareholders
  to be held April 11, 2001                       Part III (Items 10 through 13)


Exhibit Index:  Page 24

FORM 10-K TABLE OF CONTENTS

                                                                       Form 10-K
                                                                          Page
                                                                         Number

Part I

  Item 1 - Business............................................................3

  Item 2 - Properties.........................................................21

  Item 3 - Legal Proceedings..................................................21

  Item 4 - Submission of Matters to a Vote of Security Holders................21

  Supplemental Information - Executive Officers of the Registrant.............22

Part II

  Item 5 -  Market For the Registrant's Common Equity and
            Related Stockholder Matters.......................................23

  Item 6 -  Selected Financial Data...........................................23

  Item 7 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................23

  Item 7A-  Quantitative and Qualitative Disclosures about Market Risk........23

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

  Item 13- Certain Relationships and Related Transactions.....................24

Part IV

  Item 14- Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K................................................24

Signatures....................................................................26

                                     PART I

ITEM 1.  BUSINESS
- --------------------------------------------------------------------------------

GENERAL

First Merchants Corporation (the "Corporation") was incorporated under Indiana law on September 20, 1982, as the bank holding company for First Merchants Bank, National Association ("First Merchants"), a national banking association incorporated in 1893. Prior to December 16, 1991, First Merchants' name was The Merchants National Bank of Muncie. On November 30, 1988, the Corporation acquired Pendleton Banking Company ("Pendleton"), a state chartered commercial bank organized in 1872. On July 31, 1991, the Corporation acquired First United Bank ("First United"), a state chartered commercial bank organized in 1882. On August 1, 1996, the Corporation acquired The Union County National Bank of Liberty ("Union County"), a national banking association incorporated in 1872. On October 2, 1996, the Corporation acquired The Randolph County Bank ("Randolph County"), a state chartered commercial bank founded in 1865. On April 1, 1998, Pendleton acquired the Muncie office of Insurance and Risk Management, Inc., which was renamed, on April 1, 1998, First Merchants Insurance Services, Inc. On April 1, 1999, the Corporation acquired The First National Bank of Portland ("First National"), a national banking association incorporated in 1904. On April 21, 1999, the Corporation acquired Anderson Community Bank ("Anderson"), a state charted commercial bank founded in 1995. Pendleton and Anderson were combined on April 21, 1999, to form Madison Community Bank ("Madison"). Decatur Bank and Trust Company ("Decatur")a state chartered commrcial bank organized in was acquired on June 1, 2000. On January 19, 2000, First Merchants Reinsurance Company was formed to underwrite accident, health and credit life insurance.

 As of December 31, 2001, the Corporation had consolidated assets of $1.621 billion, consolidated deposits of $1.288 billion and stockholders' equity of $156.1 million.

The Corporation is headquartered in Muncie, Indiana, and is presently engaged in conducting commercial banking business through the offices of its seven banking subsidiaries. As of December 31, 2000, the Corporation and its subsidiaries had 619 full-time equivalent employees.

Through its subsidiaries, the Corporation offers a broad range of financial services, including: accepting time and transaction deposits; making consumer, commercial, agri-business and real estate mortgage loans; issuing credit cards; renting safe deposit facilities; providing personal and corporate trust services; and providing other corporate services, letters of credit, repurchase agreements and personal and commercial lines insurance.

Acquisition Policy and Pending Transactions

The Corporation anticipates that it will continue its policy of geographic expansion through consideration of acquisitions of additional financial institutions. Management of the Corporation periodically engages in reviewing and analyzing potential acquisitions.

At the present time, management of the Corporation has signed definitive agreements with Francor Financial, Inc. regarding its affiliation with the Corporation. See note 2 on page 29 of exhibit 13.

- --------------------------------------------------------------------------------

COMPETITION

The Corporation's banking subsidiaries are located in Adams, Delaware, Fayette, Hamilton, Henry, Jay, Madison, Wayne, Randolph, and Union counties in Indiana and Butler county in Ohio. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the banking subsidiaries compete vigorously with other banks thrift institutions, credit unions and finance companies located within their service areas.


                           REGULATION AND SUPERVISION

                       OF FIRST MERCHANTS AND SUBSIDIARIES

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

     The following are the Corporation's regulatory capital ratios as of December 31, 2000:

                                      Corporation       Regulatory Minimum
                                                            Requirement

Tier 1 Capital:                          11.7%                 4.0%

Total Capital:                           12.7%                 8.0%


BANK REGULATION

     First Merchants Bank, National Association, The Union County National Bank, and The First National Bank of Portland are national banks and are supervised, regulated and examined by the Office of the Comptroller of the Currency (the "OCC"). First United Bank, The Madison Community Bank, The Randolph County Bank and Decatur Bank and Trust Company are state banks chartered in Indiana and are supervised, regulated and examined by the Indiana Department. In addition, four of First Merchants' subsidiaries, The Madison Community Bank, First United Bank, The Randolph County Bank and Decatur Bank and Trust Company, are supervised and regulated by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines that activities of the bank regularly represent an unsafe and unsound banking practice or a violation of law.

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

     All of First Merchants' affiliate banks exceed the risk-based capital guidelines of the FDIC and/or the OCC as of December 31, 2000.

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

FDICIA continued

     As of December 31, 2000, each bank subsidiary of First Merchants is "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's (or the FDIC's) "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

     A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also effective March 11, 2000, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Federal Reserve Bank of Chicago approved First Merchants
Corporation's application to become a Financial Holding Company effective September 13, 2000.

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

- --------------------------------------------------------------------------------
STATISTICAL DATA

The following tables set forth statistical data relating the Corporation and its subsidiaries.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS" EQUITY;
      INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

                                                 2000                           1999                             1998
                                    -------------------------------  ------------------------------   ------------------------------
                                               Interest                         Interest                         Interest
                                    Average    Income/    Average    Average    Income/    Average     Average    Income/   Average
                                    Balance    Expense      Rate     Balance    Balance      Rate      Balance    Expense     Rate
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------- ---------  ---------
                                                                        (Dollars in Thousands)
Assets:
Federal funds sold ........       $    9,938    $    666     6.7%  $   14,369    $    657     4.6%  $   23,236    $  1,026    4.4%
Interest-bearing deposits......        1,807         103     5.7        1,105          59     5.3          654          30    4.6
Federal Reserve and
  Federal Home Loan Bank stock.        6,456         585     9.1        5,121         446     8.7        4,322         398    9.2
Securities: (1)
  Taxable .......................    235,745      14,478     6.1      256,424      15,459     6.0      189,285      11,596    6.1
  Tax-exempt ....................     95,836       7,057     7.4      111,437       8,066     7.2      100,304       7,547    7.5
                                  ----------    --------           ----------    --------           ----------    --------
    Total Securities.............    331,581      22,889     6.9      367,861      23,525     6.4      289,589      19,143    6.6
Mortgage loans held for sale.....         75           8    10.7          125          15    12.0          773          98   12.7
Loans: (2)
  Commercial ....................    492,793      45,373     9.2      415,840      35,616     8.6      379,897      33,902    8.9
  Bankers' acceptance and
    Commercial paper purchased...                                         371          18     4.9        1,366          67    4.9
  Real estate mortgage...........    372,104      29,795     8.0      332,670      26,604     8.0      320,194      26,484    8.3
  Installment ...................    233,189      20,622     8.8      183,095      16,113     8.8      165,349      15,420    9.3
  Tax-exempt ....................      5,852         478     8.2        3,615         358     9.9        3,511         360   10.3
                                  ----------    --------           ----------    --------           ----------    --------
    Total loans .................  1,103,938      96,276     8.7      935,591      78,709     8.4      870,317      76,233    8.8
                                  ----------    --------           ----------    --------           ----------    --------
    Total earning assets......... $1,453,795    $119,165     8.2   $1,324,172    $103,411     7.8   $1,188,981    $ 96,928    8.2
                                  ----------    --------           ----------    --------           ----------    --------
Net unrealized gain (loss) on securities
Available for sale...............    (13,421)                             (47)                           3,041
Allowance for loan losses........    (11,570)                         (10,821)                          (8,769)
Cash and due from banks..........     39,250                           36,873                           31,015
Premises and equipment ..........     22,349                           19,794                           18,706
Other assets ....................     42,308                           27,259                           21,249
                                   ---------                        ---------                        ---------
    Total assets ................ $1,532,711                       $1,397,230                       $1,254,223
                                  ==========                       ==========                       ==========
Liabilities:
  Interest-bearing deposits:
    NOW accounts ................ $  168,773    $  2,920     1.7%  $  152,268    $  2,642     1.7%  $  145,224    $  2,977    2.1%

    Money market deposit accounts    193,932       9,000     4.6      177,091       6,804     3.8      146,745       5,921    4.0
    Savings deposits ............     98,988       2,477     2.5       95,344       2,399     2.5       91,842       2,388    2.6
    Certificates and other
      time deposits .............    612,605      35,210     5.7      518,624      26,694     5.1      519,625      28,587    5.5
                                  ----------    --------           ----------    --------           ----------    --------
      Total interest-bearing
        deposits.................  1,074,298      49,607     4.6      943,327      38,539     4.1      903,436      39,873    4.4

Borrowings ......................    169,869      10,939     6.4      154,839       8,359     5.4       78,737       4,592    5.8
                                  ----------    --------           ----------    --------           ----------    --------
  Total interest-bearing
    liabilities..................  1,244,167      60,546     4.9    1,098,166      46,898     4.3      982,173      44,465    4.5
Noninterest-bearing deposits.....    134,717                          129,747                          113,193
Other liabilities ...............     12,381                           19,590                           10,805
                                  ----------                       ----------                       ----------
    Total liabilities............  1,391,265                        1,247,503                        1,106,171
Stockholders' equity ............    141,446                          149,727                          148,052
                                  ----------                       ----------                       ----------
    Total liabilities and
     stockholders' Equity........ $1,532,711      60,546     4.2(3)$1,397,230      46,898     3.5(3)$1,254,223      44,465    3.7(3)
                                  ==========    --------           ==========    --------           ==========    --------
    Net interest income .........               $ 58,619     4.0                 $ 56,513     4.3                 $ 52,463    4.4
                                                ========                         ========                         ========
(1)     Average  balance of securities  is computed  based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
(2)     Nonaccruing loans have been included in the average balances.
(3)     Total interest expense divided by total earning assets adjustment to convert tax exempt investment  securities to fully taxable equivalent
        basis,    using   marginal   rate   of   35%   for   1998,   1999,   and
        2000.............................
                                                 $2,637                            $2,948                            $2,767
                                                 ======                            ======                            ======

- ----------------

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

                                                 2000 Compared to 1999                             1999 Compared to 1998
                                               Increase (Decrease) Due To                        Increase (Decrease) Due To
                                        -----------------------------------------          ---------------------------------------


                                          Volume         Rate          Total                Volume         Rate          Total
                                          ------         ----          -----                ------         ----          -----
                                                        (Dollars in Thousands on Fully Taxable Equivalent Basis)

Interest income:
  Federal funds sold ...............     $  (240)      $    249     $      9                $  (404)      $     35     $   (369)
  Interest-bearing deposits ........         (32)            76           44                     23              6           29
  Federal Reserve and Federal
    Home Loan Bank stock ...........         120             19          139                     70            (22)          48
  Securities .......................      (2,271)           281       (1,990)                 5,024           (642)       4,382
  Mortgage loans held for sale .....          (5)            (2)          (7)                   (78)            (5)         (83)
  Loans ............................      14,593          2,966       17,559                  5,569         (3,093)       2,476
                                         --------      ---------    ---------               --------      ---------    ---------
  Totals ...........................      12,165          3,589       15,754                 10,204         (3,721)       6,483
                                         --------      ---------    ---------               --------      ---------    ---------
Interest expense:
  NOW accounts .....................         286             (8)         278                    139           (474)        (335)
  Money market deposit
    accounts........................         689          1,507        2,196                  1,177           (294)         883
  Savings deposits..................          91            (13)          78                     89            (78)          11
  Certificates and other
    time deposits...................       5,181          3,335        8,516                    (55)        (1,838)      (1,893)
  Borrowings........................         864          1,716        2,580                  4,132           (365)       3,767
                                         --------      ---------    ---------               --------      ---------    ---------
    Totals..........................       7,111         (6,537)      13,648                  5,482         (3,049)       2,433
                                         --------      ---------    ---------               --------      ---------    ---------

Change in net interest
  income (fully taxable
  equivalent basis)................      $ 5,054       $ (2,948)    $  2,106                $ 4,722       $   (672)    $  4,050
                                         ========      =========                            ========      =========


Tax equivalent adjustment
  using marginal rate
  of 35% for 1998, 1999,
 and 2000..........................                                      311                                               (181)
                                                                   ----------                                         ----------


Change in net interest
  income...........................                                $   2,417                                          $   3,869
                                                                   ==========                                         ==========


INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                          (Dollars in Thousands)

Available for sale at December 31, 2000:
    U.S. Treasury..............................        $  2,997                                          $  2,997
    Federal agencies...........................          55,403         $    268        $    155           55,516
    State and municipal........................          81,370            1,045             103           82,312
    Mortgage-backed securities.................         127,907              139             922          127,124
    Other asset-backed securities  ............          19,924               10             148           19,786
    Corporate obligations  ....................           7,238                9             395            6,852
    Marketable equity securities...............           1,277                              134            1,143
                                                       --------         --------        --------         --------
       Total available for sale................         296,116            1,471           1,857          295,730
                                                       --------         --------        --------         --------

Held to maturity at December 31, 2000:
   U.S. Treasury...............................             250                                               250
   State and municipal.........................          11,645              131              36           11,740
   Mortgage-backed securities..................             338                                               338
                                                       --------         --------        --------         --------
      Total held to maturity...................          12,233              131              36           12,328
                                                       --------         --------        --------         --------
      Total investment securities..............        $308,349         $  1,602        $  1,893         $308,058
                                                       ========         ========        ========         ========


Available for sale at December 31, 1999:
    U.S. Treasury..............................       $   7,337         $      3         $    72         $  7,268
    Federal agencies...........................          61,215               50           1,199           60,066
    State and municipal........................          94,598              568             945           94,221
    Mortgage-backed securities.................         141,673               58           4,332          137,399
    Other asset-backed securities  ............          21,773                              758           21,015
    Corporate obligations  ....................           9,082                4             140            8,946
    Marketable equity securities...............             915                              162              753
                                                      ---------         --------         -------         --------
       Total available for sale................         336,593              683           7,608          329,668
                                                      ---------         --------         -------         --------

Held to maturity at December 31, 1999:
   U.S. Treasury...............................             250                                2              248
   State and municipal.........................          13,243               77              13           13,307
   Mortgage-backed securities..................             311                1               1              311
   Other asset-backed securities...............             499                               81              418
                                                      ---------         --------         -------         --------
      Total held to maturity...................          14,303               78              97           14,284
                                                      ---------         --------         -------         --------
      Total investment securities..............       $ 350,896         $    761         $ 7,705         $343,952
                                                      =========         ========         =======         ========


- --------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                            Gross          Gross
                                                       Amortized         Unrealized      Unrealized        Fair
                                                          Cost              Gains          Losses         Value
                                                     ---------------   --------------  --------------  ------------
Available for sale at December 31, 1998:

   U.S. Treasury...............................       $  22,275         $    120                         $ 22,395
   Federal agencies............................          61,605              627         $    32           62,200
   State and municipal.........................          93,198            2,778              21           95,955
   Mortgage-backed securities..................         128,610              440             198          128,852
   Other asset-backed securities...............             265                1              11              255
   Corporate obligations.......................          18,624              143               8           18,759
   Marketable equity securities................           1,200                              108            1,092
                                                      ---------         --------         -------         --------
      Total available for sale.................         325,777            4,109             378          329,508
                                                      ---------         --------         -------         --------

Held to maturity at December 31, 1998:
   U.S. Treasury...............................             249                4                              253
   Federal agencies............................             500                1                              501
   State and municipal.........................          18,335              370               1           18,704
   Mortgage-backed securities..................             864                3                              867
   Other asset-backed securities...............           1,761                2              27            1,736
                                                      ---------         --------         -------         --------
      Total held to maturity...................          21,709              380              28           22,061
                                                      ---------         --------         -------         --------
      Total investment securities..............       $ 347,486         $  4,489         $   406         $351,569
                                                      =========         ========         =======         ========


                                                                              Cost
                                                    ----------------------------------------------------------
                                                          2000                 1999                 1998
                                                          ----                 ----                 ----
Federal Reserve and Federal Home Loan
Bank stock at December 31:
Federal Reserve Bank stock ....................         $  493               $  493               $  493
Federal Home Loan Bank stock ..................          6,691                5,365                3,962
                                                         -----                -----               ------
    Total .....................................         $7,185               $5,858               $4,455
                                                        ======               ======               ======

The Fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 2000 were:

Securities available for sale December 31, 2000:

                                                 Within 1 Year                 1-5 Years                  5-10 Years
                                                 -------------                 ---------                  ----------
                                              Amount        Yield*        Amount        Yield*       Amount        Yield*
                                              ------        ------        ------        ------       ------        ------
U.S. Treasury......................          $ 2,997          5.7%
Federal Agencies...................           18,713          5.7        $22,589         6.3%       $12,252          6.6%
State and Municipal................           15,873          6.4         37,243         7.0         17,886          7.9
Corporate Obligations..............            2,753          6.4          4,099         6.7
                                             -------                     -------                    -------
    Total..........................          $40,336          6.0%       $63,931         6.8%       $30,138          7.2%
                                             =======                     =======                    =======

- --------------------------------------------------------------------------------

                                                                            Marketable Equity,
                                                                            Mortgage and Other
                                             Due After Ten Years         Asset-Backed Securities                Total
                                             -------------------         -----------------------                -----
                                            Amount         Yield*         Amount         Yield*          Amount        Yield*
                                            ------         ------         ------         ------          ------        ------
U.S. Treasury........................                                                                  $  2,997         5.7%
Federal Agencies.....................     $  1,962           7.1%                                        55,516         6.2
State and Municipal..................       11,310           7.8                                         82,312         7.1
Corporate Obligations................                                                                     6,852         6.5
Marketable Equity Security...........                                  $   1,143           5.0%           1,143         5.0
Mortgage-backed securities...........                                    127,124           6.5          127,124         6.5
Other asset-backed securities........                                     19,786           6.5           19,786         6.5
                                          --------                     ---------                       --------
    Total............................     $ 13,272           7.7%      $ 148,053           6.5%        $295,730         6.6%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 1999:

                                                  Within 1 Year                1-5 Years                   5-10 Years
                                                  -------------                ---------                   ----------
                                            Amount         Yield*         Amount        Yield*       Amount         Yield*
                                            ------         ------         ------        ------       ------         ------
U.S. Treasury........................          250           5.4%
State and Municipal..................     $  3,013           6.3         $ 5,473          8.1%       $2,401           8.0%
                                          --------                       -------                     ------
    Total............................     $  3,263           6.2%        $ 5,473          8.1%       $2,401           8.0%
                                          ========                       =======                     ======

                                                                             Mortgage and other
                                            Due After Ten Years                Asset-backed                    Total
                                            -------------------                ------------                    -----
                                           Amount          Yield*         Amount        Yield*        Amount        Yield*
                                           ------          ------         ------        ------        ------        ------
U.S. Treasury........................                                                                 $   250         5.4%
State and Municipal..................     $   758            8.9%                                      11,645         7.6
Mortgage-backed securities...........                                    $   338          8.0%            338         8.0
                                          -------                        -------                      -------
     Total............................    $   758            8.9%        $   338          8.0%        $12,233         7.6%
                                          =======                        =======                      =======


   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 2000:

                                           Amount          Yield
Federal Reserve Bank Stock...........     $  493            6.0%
Federal Home Loan Bank stock.........      6,691            8.3
                                          -------
    Total............................     $7,185            8.1%
                                          =======

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:

                                                     2000             1999             1998            1997            1996
                                                     ----             ----             ----            ----            ----
                                                                                              (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans...........................   $  258,405         $224,712        $188,841         $178,696        $157,317
  Bankers acceptances and loans
    to financial institutions..................                                           900              705             625
  Agricultural production
    financing and other loans
    to farmers.................................       24,547           21,547          21,951           16,764          18,906
  Real estate loans:
    Construction...............................       45,412           31,996          31,719           22,710          14,533
    Commercial and farmland....................      167,317          150,544         137,671          142,394         133,435
    Residential................................      466,660          380,596         361,611          331,405         290,705
  Individuals' loans for
    Household and other
    Personal expenditures......................      201,629          181,906         143,075          139,620         126,718
  Tax-exempt loans.............................        6,093            4,070           2,652            2,598           1,643
  Other loans..................................        5,523            3,552           2,073            3,782           1,672
                                                   ----------        ---------       ---------        ---------       ---------
                                                   1,175,586          998,923         890,493          838,674         745,554
  Unearned interest on loans...................                           (28)           (137)            (487)         (1,364)
                                                   ----------        ---------       ---------        ---------       ---------
            Total loans........................   $1,175,586         $998,895        $890,356         $838,187        $744,190
                                                   ==========        =========       =========        =========       =========

Residential Real Estate Loans Held for Sale at December 31, 2000, 1999, 1998, 1997, and 1996 were $0, $61,000, $775,800, $471,400 and $284,020.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


Presented in the table below are the maturities of loans (excluding commercial real estate, banker acceptances, farmland, residential real estate and individuals' loans) outstanding as of December 31, 2000. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                               Maturing
                                                    Within              1-5               Over
                                                    1 Year             Years             5 Years            Total
                                                 --------------    ---------------    --------------     ------------
                                                                        (Dollars in Thousands)
Commercial and industrial loans................  $  185,980        $  48,087            $  24,338         $  258,405
Agricultural production financing
  And other loans to farmers...................      21,148            2,750                  649             24,547
Real estate - Construction.....................      33,824           10,979                  609             45,412
Tax-exempt loans...............................         443            3,485                2,165              6,093
Other loans....................................       1,492            4,017                   14              5,523
                                                 ----------        ---------            ---------         ----------
      Total....................................  $  242,887        $  69,318            $  27,775         $  339,980
                                                 ==========        =========            =========         ==========


                                                                       Maturing
                                                  ---------------------------------------------------
                                                           1 - 5                       Over
                                                           Years                     5 Years
                                                           -----                     -------
                                                                (Dollars in Thousands)
Loans maturing after one Year with:

  Fixed rates.............................          $     43,242                $     27,346
  Variable rate...........................                26,076                         429
                                                    -------------               ------------
    Total.................................          $     69,318                $     27,775
                                                    =============               ============

RISK ELEMENTS

                                                                              December 31
                                                  --------------------------------------------------------------------
                                                   2000           1999           1998            1997           1996
                                                   ----           ----            ----           ----           ----
                                                                         (Dollars in Thousands)
Nonaccruing loans.........................        $2,370         $1,280          $1,073          $2,146         $3,547
Loans contractually past due 90
  days or more other than
  nonaccruing.............................         2,465          2,327           2,334           2,034          1,790
Restructured loans........................         3,085            908           1,110             469          1,766


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

Interest income of $302,000 for the year ended December 31, 2000, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $308,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $10,635,000 as of December 31, 2000, not included in the risk elements table, or impaired loan table, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

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

- ----------------

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                                    2000            1999            1998           1997           1996
                                                    ----            ----            ----           ----           ----
                                                                            (Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1....................        $ 10,128        $  9,209        $ 8,429        $ 8,010        $ 7,702

  Chargeoffs:
    Commercial.............................            974             361            794            543            873
    Real estate mortgage...................             43              40             44             31             14
    Installment............................          1,274           1,368          1,393          1,375            945
                                                  --------        --------        -------        -------        -------
      Total chargeoffs.....................          2,291           1,769          2,231          1,949          1,832
                                                  --------        --------        -------        -------        -------
  Recoveries:
    Commercial.............................            171             114            325            364            106
    Real estate mortgage...................              1              32             20              1              7
    Installment............................            407             301            294            268            237
                                                  --------        --------        -------        -------        -------
      Total recoveries.....................            579             447            639            633            350
                                                  --------        --------        -------        -------        -------

  Net chargeoffs...........................          1,712           1,322          1,592          1,316          1,482
                                                  --------        --------        -------        -------        -------
  Provisions for loan losses...............          2,625           2,241          2,372          1,735          1,790
  Allowance acquired in purchase...........          1,413
                                                  --------        --------        -------        -------        -------
  Balance at December 31...................        $12,454         $10,128        $ 9,209        $ 8,429        $ 8,010
                                                  ========        ========        =======        =======        =======

  Ratio of net chargeoffs during the
   period to average loans
   outstanding during the period..........           .16%            .14%           .18%           .16%           .21%

  Peer Group................................         .18%            .21%           .26%           .29%           .26%


- ----------------

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:

                                                                     2000                             1999
                                                         ------------------------------   ------------------------------
                                                         Amount           Per Cent        Amount           Per Cent
                                                         --------         --------        --------         --------
                                                                             (Dollars in Thousands)
Balance at December 31:
  commercial, financial and
    agricultural..............................           $  4,400            24.7%        $  3,344            24.6%
  Real estate - construction..................                 78             3.9                3             3.2
  Real estate - mortgage......................              1,554            53.9            1,297            53.2
  Installment.................................              4,612            17.6            3,909            18.6
  Tax-exempt loans............................                 10              .5                5              .4
  Unallocated.................................              1,800            N/A             1,570            N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 12,454           100.0%        $ 10,128           100.0%
                                                         ========           ======        ========           ======


                                                                     1998                             1997
                                                         ------------------------------   ------------------------------
                                                         Amount           Per Cent        Amount           Per Cent
                                                         --------         --------        --------         ---------
                                                                             (Dollars in Thousands)
Balance at December 31:
  commercial, financial and
    agricultural..............................           $  2,950           23.7%         $  3,226            23.4%
  Real estate - construction..................                  4            3.6                 4             2.7
  Real estate - mortgage......................              1,313           56.1             1,319            56.5
  Installment.................................              3,509           16.3             2,117            17.1
  Tax-exempt loans............................                  5             .3                 5              .3
  Unallocated.................................              1,428            N/A             1,758            N/A
                                                         --------          ------         --------           ------
  Totals......................................           $  9,209          100.0%         $  8,429           100.0%
                                                         ========          ======         ========           ======

                                                                     1996
                                                         ------------------------------
                                                         Amount           Per Cent
                                                         --------         --------
                                                         (Dollars in Thousands)
Balance at December 31:
  commercial, financial and
    agricultural..............................           $  3,537            23.5%
  Real estate - construction..................                  4             2.0
  Real estate - mortgage..  ..................              1,259            57.0
  Installment.................................              1,906            17.3
  Tax-exempt loans............................                 19              .2
  Unallocated. .... ..........................              1,285            N/A
                                                         --------           ------
  Totals......................................           $  8,010           100.0%
                                                         ========           ======

- ----------------

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                                           2000               1999               1998
                                                                     ---------------    ----------------    ---------------
                                                                                    (Dollars in Thousands)
For the year ending December 31:
  Impaired loans with an allowance...................                 $      7,862       $      2,742        $     2,105
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan.......................                        6,977              4,398              6,982
                                                                      ------------       ------------        -----------

        Total impaired loans.........................                 $     14,839       $      7,140        $     9,087
                                                                      ============       ============        ===========

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses).........                 $      2,253       $      1,061        $       795
  Average balance of impaired loans..................                       15,053              8,770              8,881
  Interest income recognized on impaired loans.......                        1,361                705                873
  Cash basis interest included above.................                        1,080                637                745

- --------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                                  2000                        1999                         1998
                                        -------------------------    ------------------------    -------------------------
                                          Amount         Rate         Amount          Rate        Amount          Rate
                                        ------------   ---------    ------------    ---------   ------------     --------
                                                                      (Dollars in Thousands)
Balance at December 31:
  Noninterest bearing deposits.......  $   134,717                   $   129,747                $   113,193
  NOW accounts.......................      168,773       1.7%            152,268      1.7%          145,224       2.1%
  Money market deposit accounts....        193,932       4.6             177,091      3.8           146,745       4.0
  Savings deposits...................       98,988       2.5              95,344      2.5            91,842       2.6
  Certificates of deposit and
   other time deposits..............       612,605       5.7             518,624      5.1           519,625       5.5
                                        ----------                    ----------                -----------
      Total deposits.................   $1,209,015       4.1%         $1,073,074      3.6%      $ 1,016,629       3.9%
                                        ==========                    ==========                ===========

As of December 31, 2000, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                       Maturing
                                                   -------------------------------------------------
                                    3 Months            3-6              6-12            Over 12
                                    or less           Months            Months           Months             Total
                                  -------------    --------------    --------------   --------------    --------------
                                                                (Dollars in Thousands)
Certificates of deposit and
  other time deposits..........     $ 74,194         $ 38,434           $ 48,469         $ 35,313          $199,410
Per cent.......................           40%              19%                24%              17%              100%


RETURN ON EQUITY AND ASSETS

                                                                2000                 1999                 1998
                                                           ----------------    -----------------    -----------------
Return on assets (net income divided by
  average total assets)..........................                 1.30%               1.37%                 1.43%
Return on equity (net income divided by
  average equity).................................               14.10               12.75                 12.09
Dividend payout ratio (dividends per
  share divided by net income per share)..........               51.43               53.16                 52.03
Equity to assets ratio (average equity
  divided by average total assets)...............                 9.23               10.72                 11.80


- ----------------

SHORT-TERM BORROWINGS

                                                                     2000                 1999                1998
                                                              -----------------    -----------------    ----------------
                                                                                 (Dollars in Thousands)
Balance at December 31:
  Securities sold under repurchase
    agreements (short-term portion)........                       $  31,956            $  15,271            $  11,598
  Federal funds purchased..................                             975               28,885               15,170
  U.S. Treasury demand notes...............                           4,968                9,506                2,629
                                                                  ---------            ---------            ---------

          Total short-term borrowings.........                    $  37,899            $  53,662            $  29,397
                                                                  =========            =========            =========


Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:

                                                                       2000                 1999                 1998
                                                                 -----------------    -----------------    -----------------
                                                                                   (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:

    Securities sold under repurchase
        agreements(short-term portion)..............                   6.2%                 4.7%                 5.1%
    Total short-term borrowings.....................                   5.6                  5.3                  5.3

Weighted average interest rate during the year:
    Securities sold under repurchase
        Agreements (short-term portion).............                   5.6%                 4.5%                 5.1%
    Total short-term borrowings.....................                   5.0                  4.5                  5.0

Highest amount outstanding at any month end
During the year:
    Securities sold under repurchase
        Agreements (short-term portion).............             $  14,505            $  19,700            $  27,002
    Total short-term borrowings.....................                56,099               55,893               67,968

Average amount outstanding during the year:
    Securities sold under repurchase
        Agreements (short-term portion).............             $  12,116            $  17,696            $  24,526
    Total short-term borrowings.....................                33,165               36,157               44,467



ITEM 2.  PROPERTIES.
- --------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. This building and eight branch buildings are owned by First Merchants; four remaining branches of First Merchants are located in leased premises.

The principal offices of Madison are located at 19 West 10th Street, Anderson, Indiana. Madison also operates branches. All of Madison's properties are owned by Madison and are located in Madison County, Indiana. Two automated dispensers are located in Madison County, Indiana.

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

The principal office of Union County is located at 107 West Union, Liberty, Indiana. Union County also operates five branches. One of Union County's branches is located in Union County, one branch is located in Wayne County, two branches are located in Fayette County and one branch is located in Butler County, Ohio.

The principal office of Decatur is located at 520 North 13th Street, Decatur, Indiana. Decatur also operates three branches. All of Decatur's properties are located in Adams County, Indiana.

None of the properties owned by the banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2000 was $23,868,000.

- --------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS.

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

- --------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.
- --------------------------------------------------------------------------------
The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation are listed below.

                                                 Offices with the Corporation                 Principal Occupation
               Name and Age                          And Subsidiary Banks                    During Past Five Years
- ------------------------------------------- ---------------------------------------- ----------------------------------------

Michael L. Cox                              President, Chief Executive Officer       Chief Executive Officer of the
56                                          Corporation and First Merchants          Corporation since April 1999;
                                                                                     President First Merchants from
                                                                                     April 1999 to September 2000;
                                                                                     President and Chief Operating Officer,
                                                                                     Corporation since August 1998 and
                                                                                     May, 1994 to April 1999 respectively;
                                                                                     President and Chief Operating Officer,
                                                                                     First Merchants from April, 1996 to
                                                                                     April 1999; Director, Corporation
                                                                                     and First  Merchants since December, 1984

Roger M. Arwood                             Executive Vice President, Corporation    President and chief Executive Officer First
49                                          and President and CEO First Merchants    Merchants since September 2000, Bank of
                                            since September 19, 2000                 America from 1983 to February 2000.
                                                                                     Executive Vice President of the
                                                                                     Corporation and First Merchants since
                                                                                     February of 2000; Executive Vice President,


Larry R. Helms                              Executive Vice President, Corporation    Executive Vice President, Corporation
60                                          and First Merchants since September      since September 2000; Senior Vice President
                                            2000; General Counsel and Secretary,     General Counsel, Corporation 1982 to September
                                            Corporation                              2000 Corporation since 1990 and Secretary
                                                                                     since January 1, 1997; Senior Vice
                                                                                     President, First Merchants since
                                                                                     January 1979; Director of First United
                                                                                     Bank since 1991 and Pendleton Banking
                                                                                     Company since 1992

James L. Thrash                             Senior Vice President, Corporation       Senior Vice President and Chief
51                                          and First Merchants; Chief Financial     Financial Officer of the Corporation
                                            Officer, Corporation                     since 1990; Senior Vice President,
                                                                                     First Merchants since 1990

Roy A. Eon                                  Senior Vice President of Operations      Senior Vice President One Valley Bancorp;
49                                          and Technology, Corporation and First    Senior Vice President and National Manager of
                                            Merchants since January 8, 2001          Deposit Operations, Banc One Corporation;
                                                                                     Senior Vice President State Operations Manager
                                                                                     for Kentucky, Banc One Corporation.



                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.
- --------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 41 of the Corporation's 2000 Annual Report to Stockholders under the caption "Stockholder Information," Exhibit 13.

ITEM 6.      SELECTED FINANCIAL DATA.
- --------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 2 of the Corporation's 2000 Annual Report to Stockholders - Financial Review under the caption "Five-Year Summary of Selected Financial Data," Exhibit 13.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.
- --------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 3 through 10 of the Corporation's 2000 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 7A.   QUNTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
- --------------------------------------------------------------------------------

The information required under this item is incorporated by reference to page 5 and 19 of the Corporation's 2000 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion and Analysis," Exhibit 13.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- --------------------------------------------------------------------------------

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 11 through 39 of the Corporation's 2000 Annual Report to Stockholders - Financial Review, Exhibit 13.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.
- --------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 2000, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- --------------------------------------------------------------------------------

The information required under this item relating to directors is incorporated by reference to the Corporation's 2000 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 11, 2001 (The "2000 Proxy Statement"), under the caption "Election of Directors," which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
- --------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 2000 Proxy Statement, under the captions, "Compensation of Directors" and "Compensation of Executive Officers," which Proxy Statement has been filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- --------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 2000 Proxy Statement, under the caption, "Security Ownership of Certain Beneficial Owners and Management," which Proxy Statement has been filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

- --------------------------------------------------------------------------------

The information required under this item is incorporated by reference to the Corporation's 2000 Proxy Statement, under the caption "Interest of Management in Certain Transactions," which Proxy Statement has been filed with the Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- --------------------------------------------------------------------------------

                                                                           Exhibit 13
                                                                              Page
                                                                             Number
                                                                     --------------------

(a) 1.      Financial Statements:
                 Independent auditor's report.................................11
                 Consolidated balance sheet at
                      December 31, 2000 and 1999..............................12
                 Consolidated statement of income,
                      years ended December 31, 2000,
                      1999 and 1998...........................................13
                 Consolidated statement of comprehensive income,
                      Years ended December 31, 2000, 1999, and 1998...........14
                 Consolidated statement of cash flows,
                      years ended December 31, 2000,
                      1999 and 1998...........................................15
                 Notes to consolidated financial
                      statements.............................................16-39


(a) 2.      Financial statement schedules:
                          All schedules are omitted because
                          they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.


(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibit:
- -----------                           -----------------------


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

   10c         First  Merchants   Corporation  1994  Stock  Option  Plan  is
               incorporated by reference to Registrant's Form 10-K for year ended December 31, 1993.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K (continued)
- --------------------------------------------------------------------------------

       10d First Merchants Corporation Change of Control Agreements are incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999.

       10e First Merchants Corporation Unfunded Deferred Compensation Plan is incorporated by reference to registrant's Form 10-K for year ended December 31, 1996

       10f First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto is incorporated by reference to registrant's Form 10-K for year ended December 31, 1997.

       10g First Merchants Corporation 1999 Long-term Equity Incentive Plan is incorporated by reference to registrant's registration statement on Form S-8 (see File No. 333-80117) effective on June 7, 1999.

       13 2000 Annual Report to Stockholders (except for the Pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)

       21          Subsidiaries of Registrant

       23          Consent of Independent Auditors

       24          Limited Power of Attorney

       27          Financial Data Schedule, year ended December 31, 2000

       99.1 Financial statements and independent auditor's report for First Merchants Corporation Employee Stock Purchase Plan

(b) Reports on Form 8-K:

          None

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2001.

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

KNOW ALL MEN BY THESE PRESENTS that the undersigned directors and officers of First Merchants Corporation, an Indiana corporation, hereby constitute and appoint James L. Thrash, the true and lawful agent and attorney-in-fact of the undersigned with full power and authority in said agent and attorney-in-fact to sign for the undersigned and in their respective names as directors and officers of the Corporation the Form 10-K of the Corporation to be filed with the Securities and Exchange Commission, Washington, D.C., under the Securities Exchange Act of 1934, as amended, and to sign any amendment to such Form 10-K, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.

Dated: February 13, 2001

/s/ Michael L. Cox                 /s/ Stefan S. Anderson
- ------------------------------     -----------------------------------
    Michael L. Cox     Officer         Stefan S. Anderson     Director


/s/ James L. Thrash                /s/ Roger M. Arwood
- ------------------------------     ------------------------------------
    James L. Thrash    Officer         Roger M. Arwood         Director

                                   /s/ James F. Ault
                                   ------------------------------------
                                       James F. Ault           Director

                                   /s/ Dennis A. Bieberich
                                   ------------------------------------
                                       Dennis A. Bieberich     Director

                                   /s/ Frank A. Bracken
                                   ------------------------------------
                                       Frank A. Bracken        Director

                                   /s/ Thomas B. Clark
                                   ------------------------------------
                                       Thomas B. Clark         Director

                                   /s/ Michael L. Cox
                                   ------------------------------------
                                       Michael L. Cox          Director

                                   /s/ Barry Hudson
                                   ------------------------------------
                                       Barry Hudson            Director

                                   /s/ Norman M. Johnson
                                   ------------------------------------
                                       Norman M. Johnson       Director

                                   /s/ George A. Sissel
                                   ------------------------------------
                                       George A. Sissel        Director


                                   ------------------------------------
                                       Robert M. Smitson       Director

                                   /s/ John E. Worthen
                                   ------------------------------------
                                       John E. Worthen         Director

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

                                               By  /s/  James L. Thrash
                                                 ------------------------------
                                                        James L. Thrash
                                                        As Attorney-in-Fact
                                                        March

INDEX TO EXHIBITS
- --------------------------------------------------------------------------------


(a) 3.   Exhibits:

      Exhibit No:                          Description of Exhibit:

         10.1              First Merchants Corporation
                           Management Incentive Compensation Program

         10.5              First Merchants Corporation
                           Change of Control Agreements

          13 2000 Annual Report to Stockholders (Except for the Pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K.)

          21               Subsidiaries of Registrant

          23               Consent of Independent Auditors

          24               Limited Power of Attorney

         99.1 Financial statements and independent auditor's report for First Merchants Corporation Employee Stock Purchase Plan