Form 10-Q
period 2001-03-31
FIRST MERCHANTS CORP
filed 2001-05-15
CIK 712534

Page 1
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY RETORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 2001 Commission File Number 0-17071


                           First Merchants Corporation

             (Exact name of registrant as specified in its charter)

                               Indiana 35-1544218

                (State or other jurisdiction of (I.R.S. Employer
               incorporation of organization) Identification No.)

                 200 East Jackson Street - Muncie, IN 47305-2814

                  (Address of principal executive office) (Zip
                                     code)

                                 (765) 747-1500

              (Registrant's telephone number, including area code)

                                 Not Applicable


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

         As of April 30, there were 11,423,815 outstanding common shares, without par value, of the registrant.

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

                  Consolidated Condensed Statement of
                  Stockholders' Equity.........................................6

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                     March 31,     December 31,
                                                                       2001            2000
                                                                    -----------    -----------
   ASSETS:
  Cash and due from banks .......................................   $    22,194    $    52,563
  Federal funds sold ............................................         1,400         14,900
                                                                    -----------    -----------
    Cash and cash equivalents ...................................        23,594         67,463
  Interest-bearing deposits......................................         1,632            883
  Investment securities available for sale ......................       269,410        295,730
  Investment securities held to maturity ........................        10,013         12,233
  Mortgage loans held for sale...................................           460
  Loans, net of allowance for loan losses of $12,727 and $12,454.     1,173,711      1,163,132
  Premises and equipment ........................................        23,466         23,868
  Federal Reserve and Federal Home Loan Bank Stock...............         7,185          7,185
  Interest receivable ...........................................        11,952         13,135
  Core deposit intangibles and goodwill .........................        20,574         21,055
  Cash surrender value of life insurance.........................         6,287          6,312
  Others assets .................................................        10,954         10,067
                                                                    -----------    -----------
      Total assets ..............................................   $ 1,559,238    $ 1,621,063
                                                                    ===========    ===========
LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   130,124    $   157,053
    Interest-bearing ............................................     1,100,693      1,131,246
                                                                    -----------    -----------
      Total deposits ............................................     1,230,817      1,288,299
  Borrowings ....................................................       154,864        163,581
  Interest payable ..............................................         6,568          6,335
  Other liabilities..............................................         7,889          6,785
                                                                    -----------    -----------
      Total liabilities .........................................     1,400,138      1,465,000
STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares ....................
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares ............................
    Issued and outstanding - 11,554,677 and 11,611,732 shares....       1,445          1,451
  Additional paid-in capital ....................................      40,487         41,665
  Retained earnings .............................................     115,685        113,244
  Accumulated other comprehensive income (loss) .................       1,483           (297)
                                                                  -----------    -----------
      Total stockholders' equity ................................     159,100        156,063
                                                                  -----------    -----------
      Total liabilities and stockholders' equity .                $ 1,559,238    $ 1,621,063
                                                                  ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2001         2000
Interest Income:
  Loans receivable
    Taxable ...................................................   $ 25,190    $ 21,430
    Tax exempt ................................................         92          72
  Investment securities:
    Taxable ...................................................      3,539       3,744
    Tax exempt ................................................      1,027       1,142
  Federal funds sold ..........................................         89          51
  Deposits with financial institutions ........................         10          14
  Federal Reserve and Federal Home Loan Bank stock ............        141         121
                                                                  --------    --------
      Total interest income ...................................     30,088      26,574
Interest expense:
  Deposits ....................................................     12,701      10,903
  Borrowings ..................................................      2,698       2,398
                                                                  --------    --------
    Total interest expense ....................................     15,399      13,301
                                                                  --------    --------
Net Interest Income ...........................................     14,689      13,273
Provision for loan losses .....................................        653         479
                                                                  --------    --------
Net Interest Income After Provision for Loan Losses ...........     14,036      12,794
                                                                  --------    --------
Other Income:
  Net realized losses on sales of available-for-sale securities                   (198)
  Other income ................................................      4,394       3,903
                                                                  --------    --------
Total other income ............................................      4,394       3,705
Total other expenses ..........................................     10,474       9,407
                                                                  --------    --------
Income before income tax ......................................      7,957       7,092
Income tax expense ............................................      2,851       2,272
                                                                  --------    --------
Net Income ....................................................   $  5,106    $  4,820
                                                                  ========    ========


Per share:
<F1>
    Diluted Cash Earnings(1)...................................   $    .46    $    .44
    Basic .....................................................        .44         .44
    Diluted ...................................................        .44         .44
    Dividends .................................................        .23         .22

    (1) Net income excluding goodwill and core deposit intangible amortization.

See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                          Three Months Ended
                                                                               March 31,
                                                                            2001       2000

Net Income ............................................................   $ 5,106    $ 4,820
                                                                          -------    -------
Other comprehensive income, net of tax:
  Unrealized (losses) gains on securities available for sale:
    Unrealized holding (losses) gains arising during the period, net of
        income tax of $1,187, and $461.................................     1,781       (972)
    Less:  Reclassification adjustment for losses included
      in net income, net of income tax of $0 and $6....................                 (118)
                                                                          -------    -------
                                                                            1,781       (854)
                                                                          -------    -------
Comprehensive income ..................................................   $ 6,887    $ 3,966
                                                                          =======    =======


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                          (Dollar Amounts in thousands)
                                   (Unaudited)

                                                                      2001         2000
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 156,063    $ 126,296

Net income .....................................................       5,106        4,820

Cash dividends .................................................      (2,665)      (2,392)

Other comprehensive income (loss), net of tax...................       1,781         (854)

Stock issued under dividend reinvestment and stock purchase plan         210          192

Stock options exercised ........................................          20          322

Stock Redeemed .................................................      (1,415)      (3,596)
                                                                   ---------    ---------

Balances, March 31 .............................................   $ 159,100    $ 124,788
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      ----------------------------------
                                                                                           2001               2000
                                                                                      ----------------    --------------
Cash Flows From Operating Activities:
  Net income........................................................................  $         5,106     $       4,820
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................              653               479
    Depreciation and amortization...................................................            1,207               758
    Securities amortization,  net...................................................              (79)               66
    Securities losses, net..........................................................                               198
    Gains on sale of premises and equipment.........................................                              (105)
    Mortgage loans originated for sale..............................................           (5,206)              240
    Proceeds from sales of mortgage loans...........................................            4,746              (406)
    Change in interest receivable...................................................            1,183               436
    Change in interest payable......................................................              233              (515)
    Other adjustments   ............................................................             (712)            1,886
                                                                                      ----------------    --------------
      Net cash provided by operating activities.....................................  $         7,131     $       7,857
                                                                                      ----------------    --------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................             (749)            1,248
  Purchases of
    Securities available for sale...................................................           (4,169)
  Proceeds from maturities of
    Securities available for sale...................................................           33,279            12,928
    Securities held to maturity.....................................................            2,244
  Proceeds from sales of
    Securities available for sale...................................................                              2,312
    Securities held to maturity.....................................................                              9,151
  Net change in loans...............................................................          (11,232)          (45,040)
  Purchases of premises and equipment...............................................             (324)           (1,579)
  Proceeds from sale of fixed assets................................................                                512
                                                                                      ----------------    --------------
    Net cash provided (used) by investing activities................................           19,049           (20,468)
                                                                                      ----------------    --------------



(continued)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                -----------------------------------
                                                                                     2001                2000
                                                                                ----------------    ---------------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...........................................      $        (26,929)   $        (2,525)
    Certificates of deposit and other time deposits.......................               (30,553)              (915)
    Borrowings............................................................                (8,717)           (23,550)
  Cash dividends..........................................................                (2,665)            (2,392)
  Stock issued under dividend reinvestment and stock purchase plan........                   210                192
  Stock options exercised.................................................                    20                322
  Stock repurchased.......................................................                (1,415)            (3,596)
                                                                                ----------------    ---------------
    Net cash provided (used) by financing activities......................               (70,049)           (32,464)
                                                                                ----------------    ---------------
Net Change in Cash and Cash Equivalents...................................               (43,869)           (45,075)
Cash and Cash Equivalents, January 1......................................                67,463             84,293
                                                                                ----------------    ---------------
Cash and Cash Equivalents, March 31.......................................      $         23,594    $        39,218
                                                                                ================    ===============


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  General

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for the change in method of accounting or adoption of accounting pronouncements discussed more fully in Note2. All adjustments which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements.

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

Statement No. 133 amends Statement No. 52 and supercedes Statements No. 80, 105 and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging Issues Task Force consensuses are also changed or nullified by the provisions of Statement No. 133.

Statement No. 133 was originally effective for all fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the operations of the Corporation. The Statement may not be applied retroactively to financial statements of prior periods.

Statement No. 133 was adopted on July 1, 2000 and did not have a material impact on the operations of the Corporation.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 3.  Business Combinations

On February 8, 2001, the Corporation signed a definitive agreement to acquire Francor Financial, Inc., Wabash, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Corporation will issue 1,191,000 shares of its common stock in exchange for all of the common stock of Francor Financial, Inc. The transaction is subject to approval by stockholders of Francor Financial, Inc., and appropriate regulatory agencies. The Corporation anticipates amortizing core deposit intangibles over eight years and goodwill over twenty years. As of December 31, 2000, Francor Financial, Inc., had total assets and shareholders' equity of $165,009,000 and $18,393,000 respectively.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value

Available for sale at March 31, 2001
  U.S. Treasury ....................   $  3,097   $      8              $  3,105
  Federal agencies..................     36,902        517   $     18     37,401
  State and municipal ..............     75,570      1,678         32     77,216
  Mortgage-backed securities .......    132,711        649        116    133,244
  Other asset-backed securities.....     10,481        102         10     10,573
  Corporate obligations.............      6,983         53        354      6,682
  Marketable equity securities......      1,317                   128      1,189
                                       --------   --------   --------   --------
      Total available for sale .....    267,061      3,007        658    269,410
                                       --------   --------   --------   --------


Held to maturity at March 31, 2001
  State and municipal...............      9,702        233                 9,935
  Mortgage-backed securities........        311                              311
                                       --------   --------   --------   --------
      Total held to maturity .......     10,013        233                10,246
                                       --------   --------   --------   --------
      Total investment securities ..   $277,074   $  3,240   $    658   $279,656
                                       ========   ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)


                                                       Gross      Gross
                                           Amortized Unrealized Unrealized     Fair
                                             Cost      Gains      Losses      Value
Available for sale at December 31, 2000:
   U.S. Treasury .......................   $  2,997                          $  2,997
   Federal agencies ....................     55,403    $    268   $    155     55,516
   State and municipal .................     81,370       1,045        103     82,312
   Mortgage-backed securities ..........    127,907         139        922    127,124
   Other asset-backed securities .......     19,924          10        148     19,786
   Corporate obligations ...............      7,238           9        395      6,852
   Marketable equity securities ........      1,277                    134      1,143
                                           --------    --------   --------   --------
      Total available for sale .........    296,116       1,471      1,857    295,730
                                           --------    --------   --------   --------

Held to maturity at December 31, 2000:
   U.S. Treasury .......................        250                               250
   State and municipal .................     11,645         131         36     11,740
   Mortgage-backed securities ..........        338                               338
                                           --------    --------   --------   --------
      Total held to maturity ...........     12,233         131         36     12,328
                                           --------    --------   --------   --------
      Total investment securities ......   $308,349    $  1,602   $  1,893   $308,058
                                           ========    ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                      March 31,   December 31,
                                                                                        2001         2000
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   273,057    $   258,405
  Agricultural production financing and other loans to farmers .................        23,755         24,547
  Real estate loans:
    Construction ...............................................................        48,044         45,412
    Commercial and farmland ....................................................       168,424        167,317
    Residential ................................................................       467,435        466,660
  Individuals' loans for household and other personal expenditures .............       195,804        201,629
  Tax-exempt loans .............................................................         7,376          6,093
  Other loans ..................................................................         2,543          5,523
                                                                                   -----------    -----------
                                                                                     1,186,438      1,175,586
  Allowance for loan losses.....................................................       (12,727)       (12,454)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 1,173,711    $ 1,163,132
                                                                                   ===========    ===========

                                                                                        Three Months Ended
                                                                                             March 31

                                                                                       2001           2000
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    12,454    $    10,128

  Provision for losses .........................................................           653            479

  Recoveries on loans ..........................................................           125            149

  Loans charged off ............................................................          (505)          (288)
                                                                                   -----------    -----------
  Balances, March 31 ...........................................................   $    12,727    $    10,468
                                                                                   ===========    ===========

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended March 31,
                                                           2001                                          2000
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount
                                         ------           ------         ------         ------          ------          ------
Basic net income per share:
  Net income available to
    common stockholders................. $    5,106        11,598,378    $     .44      $   4,820      10,904,050       $    .44
                                                                         ==========                                    ==========
Effect of dilutive stock options........                       80,042                                     103,344
                                         ----------       ------------                  ---------     ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions.............      5,106        11,678,420    $     .44       $   4,820      11,007,394       $    .44
                                         ==========       ============   ==========     ==========    =============    ==========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------

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

Results of Operations

         Net income for the three months ended March 31, 2001, was $5,106,000, compared to $4,820,000 earned in the same period of 2000. Diluted earnings per share were $.44 equaling the $.44 reported for the first quarter 2000.

         Cash basis earnings per share increased 4.5% to $.46 up $.02 from $.44 in 2000.

         Annualized returns on average assets and average shareholder's equity for quarter ended March 31, 2001 were 1.28 percent and 13.03 percent, respectively, compared with 1.34 percent and 15.36 percent for the same period of 2000.

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

         The Corporation's Tier I capital to average assets ration was 8.7 percent at year-end 2000 and 8.8 percent at March 31, 2001. At March 31, 2001, the Corporation had a Tier I risk-based capital ratio of 11.9 percent, total risk-based capital ratio of 13.0 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

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

         The following table summarizes the risk elements for the Corporation.

---------------------------------------------------------------------------------------------------
(Dollars in Thousands)                         March 31,          December 31,        December 31,
                                                 2001                 2000               1999
---------------------------------------------------------------------------------------------------
Non-accrual loans ..................            $2,939               $2,370             $1,280
Loans contractually past due 90 days
  Or more other than nonaccruing
                                                 2,964                2,465              2,327
Restructured loans .................             3,170                3,085                908
                                                ------               ------             ------
              Total ................            $9,073               $7,920             $4,515
                                                ======               ======             ======

---------------------------------------------------------------------------------------------------

         At December 31, 2000, non-performing loans totaled $7,920,000. As of December 31, 2000, impaired loans included in the table above totaled $1,900,000.

The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income recognition and Disclosures, on January 1, 1995. At December 31, 2000, impaired loans totaled $14,839,000. An allowance for losses was not deemed necessary for impaired loans totaling $6,977,000, but an allowance of $2,253,000 was recorded for the remaining balance of impaired loans of $7,862,000. The average balance of impaired loans for 2000 was $15,053,000.

         At March 31, 2001, the allowance for loan losses increased by $273,000, to $12,727,000, up slightly from year end 2000. As a percent of loans, the allowance was 1.08 percent, up from 1.07 percent at year end 2000.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

         The first quarter 2001 provision of $653,000 was up $174,000 from $479,000 for the same quarter in 2000. Net charge offs amounted to $380,000 during the quarter.


                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                               ------------------
                                                              2001           2000
                                                              ----           ----
                                                            (Dollars in Thousands)
  Balance at beginning of period .........................   $12,454       $10,128
                                                             -------       -------
  Chargeoffs .............................................       518           288
  Recoveries .............................................       138           149
                                                             -------       -------
  Net chargeoffs .........................................       380           139
  Provision for loan losses ..............................       653           479
                                                             -------       -------
  Balance at end of period ...............................   $12,727       $10,468
                                                             =======       =======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period ..........................       .03(1)        .06%(1)


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

         The Corporation's liquidity and interest sensitivity position at March 31, 2001, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

         The Corporation's asset liability process monitors simulated net interest income under three separate interest rate scenarios; rising (rate shock), falling (rate shock) and base case (flat rates). Net Interest income is simulated over a 12-month horizon. By policy, the variance between rising rates and base case nor falling rates and base case can be more than a negative 5%.

         Assumed interest rate changes are simulated to move immediate and parallel the rate movement to noteworthy interest rate indexes appear below:

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

         Results for the flat, rising (rate shock), and falling (rate shock) interest scenarios are listed below. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions are the same under all scenarios:

                                                            Base Case
                                                            Flat Rates              Rising               Falling
     -----------------------------------------------------------------------------------------------------------

     Net Interest Income (Dollars in Thousands)               $61,027               $59,570              $60,376
     Change vs. Base Case                                                            (1,457)                (651)
     Percent Change                                                                   (2.39)%              (1.07)%
     Policy Limitation                                                                (5.00)%              (5.00)%


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Earning Assets

         The following table presents the earning asset mix as of March 31, 2001, and December 31, 2000, and December 31, 1999.

         Loans grew by over $10.8 million from December 31, 2000, to March 31, 2001, while investment securities declined by $28.5 million during the same period. Commercial and industrial loans increased by more than $14.7 million, while individuals' loans for household and personal expenditures declined by nearly $5.8 million.

-----------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions                                            March 31,            December 31,         December 31,
                                                                   2001                  2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $     3.0             $     15.8           $     27.1

Investment securities available for sale .......                   269.4                  295.7                329.7

Investment securities held to maturity .........                    10.0                   12.2                 14.3

Mortgage loans held for sale ...................                      .5

Loans ..........................................                 1,186.4                1,175.6                998.9

Federal Reserve and Federal Home Loan Bank stock                     7.2                    7.2                  5.8
                                                               ----------            ----------           ----------

                     Total .....................               $ 1,476.5             $  1,506.5           $  1,375.8
                                                               ==========            ==========           ==========


-----------------------------------------------------------------------------------------------------------------------

Deposits, Securities Sold Under Repurchase Agreements, Federal Funds Sold and Other Short-tern Borrowing

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements with customers, U.S. Treasury demand notes and Federal Home Loan Bank advances) for the years ended 1999 and 2000 and at March 31, 2001.

--------------------------------------------------------------------------------

(Dollars in Millions)                                March 31,         December 31,        December 31,
                                                       2001                2000                1999
                                                    ----------         ------------        ------------
Deposits ........................................   $  1,230.8          $  1,288.3          $  1,147.2
Securities sold under repurchase agreements......         64.6                64.5                78.0
Other short-term borrowings .....................           .9                 5.9                38.4
Federal Home Loan Bank advances .................         89.4                93.2                73.5


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

         The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2001 and 2000.

         Annualized net interest income (FTE) for the three months ended March 31, 2001 increased by $5,433,000, or 9.8 percent over the same period in 2000, due to an increase in average earning assets of over $122 million. For the same period interest income and interest expense, as a percent of average earning assets, increased 28 basis points, 24 basis points respectively, due to increased interest rates and increased non-deposit funding.

--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the three months
  Ended March 31,
           2001                   8.23%                4.13%                4.10%          $1,491,338          $61,173

           2000                   7.95%                3.89%                4.06%          $1,369,343          $55,740

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

         Other income in the first quarter of 2001 exceeded the same quarter in the prior year by $491,000, or 12.6 percent.

Two major areas account for most of the increase:

1. Service charges on deposit accounts increased $159,000 or 14.5 percent due to increased number of accounts and price adjustments.

2. Revenues from Fiduciary activities increased $152,000 or 12.9 percent due primarily to increased sales efforts of First Merchants Insurance Services, Inc.

Other Expense

         Total other expenses represent non-interest operating expenses of the Corporation. First quarter other expense in 2001 exceeded the same quarter of the prior year by $1,067,000, or 11.3 percent.

Two major areas account for most of the increase:

1. Salaries and benefit expense grew $630,000 or 12.0 percent, due to normal salary increases and staff additions.

2. Goodwill amortization increased by $314,000, due to utilization of the purchase method of accounting for the Corporations June 1, 2000 acquisition of Decatur Bank & Trust Company.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Income Taxes

         Income tax expense, for the three months ended March 31, 2001, increased by $579,000 over the same period in 2000.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                  None

Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K was filed on April 19, 2001 to disclose the repurchase of 118,088 shares of First Merchants Corporation's common stock.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)




Date   May 14, 2001                      by /s/Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer



Date  May 14, 2001                       by /s/James L. Thrash
    ---------------------------            -------------------------------------
                                           James L. Thrash
                                           Chief Financial & Principal
                                           Accounting Officer