Form 10-Q
period 2001-06-30
FIRST MERCHANTS CORP
filed 2001-08-14
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY RETORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended June 30, 2001 Commission File Number 0-17071


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

         As of July 31, there were 12,116,993 outstanding common shares, without par value, of the registrant.

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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                    June 30,          December 31,
                                                                                      2001                2000
                                                                                   ----------         -----------
   ASSETS:
     Cash and due from banks....................................................   $   62,043         $    52,563
     Federal funds sold.........................................................       32,335              14,900
                                                                                   -----------         -----------
       Cash and cash equivalents................................................       94,378              67,463
     Interest-bearing deposits..................................................        1,260                 883
     Investment securities available for sale...................................      252,952             295,730
     Investment Securities held to maturity.....................................        9,045              12,233
     Mortgage loans held for sale...............................................          810
     Loans, net of allowance for loan losses of $12,505 and $12,454.............    1,198,530           1,163,132
     Premises and equipment.....................................................       23,062              23,868
     Federal Reserve and Federal Home Loan Bank Stock...........................        7,190               7,185
     Interest receivable........................................................       11,737              13,135
     Core deposit intangibles and goodwill......................................       20,530              21,055
     Cash surrender value of life insurance.....................................        6,306               6,312
     Other assets...............................................................       10,470              10,067
                                                                                   -----------         -----------
         Total assets...........................................................   $1,636,270          $1,621,063
                                                                                   ===========         ===========
   LIABILITIES:
     Deposits:
       Noninterest-bearing......................................................   $  161,513          $  157,053
       Interest-bearing.........................................................    1,128,450           1,131,246
                                                                                   -----------         -----------
         Total deposits.........................................................    1,289,963           1,288,299
     Borrowings.................................................................      174,432             163,581
     Interest payable...........................................................        6,304               6,335
     Other liabilities..........................................................        6,306               6,785
                                                                                   -----------         -----------
         Total liabilities......................................................    1,477,005           1,465,000
   STOCKHOLDERS' EQUITY:
     Perferred stock, no-par value:
       Authorized and unissued-500,000 shares...................................
     Common Stock, $.125 stated value:
       Authorized --- 50,000,000 shares.........................................
       Issued and outstanding - 11,437,790 and 11,611,732 shares................        1,430              1,451
     Additional paid-in capital.................................................       37,658              41,665
     Retained earnings..    ....................................................      118,632             113,244
     Accumulated other comprehensive income (loss)..............................        1,545                (297)
                                                                                   -----------         -----------
         Total stockholders' equity.............................................      159,265             156,063
                                                                                   -----------         -----------
         Total liabilities and stockholders' equity.............................   $1,636,270          $1,621,063
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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       Three Months Ended        Six Months Ended
                                                                                             June 30                  June 30
                                                                                       -------------------      -------------------
                                                                                        2001         2000        2001         2000
                                                                                       -------     -------      -------     -------
Interest Income:
  Loans receivable
    Taxable.....................................................................       $24,980     $22,918      $50,170     $44,348
    Tax exempt..................................................................           112          76          204         148
  Investment securities:
    Taxable.....................................................................         2,777       3,634        6,316       7,378
    Tax exempt..................................................................         1,024       1,127        2,051       2,269
  Federal funds sold............................................................           206         197          295         248
  Deposits with financial institutions..........................................            10          19           20          33
  Federal Reserve and Federal Home Loan Bank stock..............................           158         126          299         247
                                                                                       -------     -------      -------     -------
      Total interest income.....................................................        29,267      28,097       59,355      54,671
                                                                                       -------     -------      -------     -------
Interest expense:
  Deposits......................................................................        11,446      11,782       24,147      22,685
  Securities sold under repurchase agreements...................................           884         962        1,848       2,052
  Federal Home Loan Bank advances...............................................         1,565       1,021        3,121       1,971
  Other Borrowings..............................................................           102         542          279         900
                                                                                       -------     -------      -------     -------
    Total interest expense......................................................        13,997      14,307       29,395      27,608
                                                                                       -------     -------      -------     -------
Net Interest Income.............................................................        15,270      13,790       29,960      27,063
Provision for loan losses.......................................................           695         665        1,348       1,144
                                                                                       -------     -------      -------     -------
Net Interest Income After Provision for Loan Losses.............................        14,575      13,125       28,612      25,919
                                                                                       -------     -------      -------     -------

Net realized gains (losses) on available-for-sale securities....................                        12                     (186)
Other Income....................................................................         4,617       4,087        9,011       7,990
                                                                                       -------     -------      -------     -------
Total other income..............................................................         4,617       4,099        9,011       7,804
Total other expenses............................................................        10,505       9,881       20,979      19,288
                                                                                       -------     -------      -------     -------
Income before income tax........................................................         8,687       7,343       16,644      14,435
Income tax expense..............................................................         3,113       2,340        5,964       4,612
                                                                                       -------     -------      -------     -------
Net Income......................................................................       $ 5,574     $ 5,003      $10,680     $ 9,823
                                                                                       =======     =======      =======     =======

Per share:

  Net Income:
    Diluted Cash Earnings.......................................................       $   .51     $   .46      $  .97      $   .90
    Basic Net Income............................................................           .49         .45         .93          .89
    Diluted Net Income..........................................................           .48         .45         .92          .89
    Cash Dividends Paid.........................................................           .23         .22         .46          .44





See notes to consolidated condensed financial statements.




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
             CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended            Six Months Ended
                                                                                         June 30                      June 30
                                                                                 ----------------------       ----------------------
                                                                                    2001         2000            2001         2000
                                                                                 ---------    ---------       ---------    ---------
Net Income...................................................................... $  5,574     $  5,003        $10,680      $  9,823

Other comprehensive income(loss), net of tax:
  Unrealized (losses) gains on securities available for sale:
    Unrealized holding (losses) gains arising during the period, net of
        income tax (expense) benefit of $(41), $610, $(1,228), and $1,258.......       62         (916)         1,843        (1,888)
    Less:  Reclassification adjustment for gains (losses) included
      in net income, net of income tax (expense) benefit of $5 and $(75)........                     7                         (111)
                                                                                 ---------    ---------       ---------    ---------
                                                                                       62         (923)         1,843        (1,777)
                                                                                 ---------    ---------       ---------    ---------
Comprehensive income............................................................ $  5,636     $  4,080        $12,523      $  8,046
                                                                                 =========    =========       =========    =========




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                          (Dollar Amounts in thousands)
                                   (Unaudited)


                                                                      2001         2000
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 156,063    $ 126,296

Net income .....................................................      10,680        9,823

Cash dividends .................................................      (5,294)      (4,963)

Other comprehensive income (loss), net of tax...................       1,843       (1,777)

Issuance of stock related to acquisition........................                   21,358

Stock issued under dividend reinvestment and stock purchase plan         373          373

Stock options exercised ........................................          92          417

Stock Redeemed .................................................      (4,492)      (4,314)
                                                                   ---------    ---------

Balances, June 30 ..............................................   $ 159,265    $ 147,213
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                      ----------------------------------
                                                                                           2001               2000
                                                                                      ----------------    --------------
Cash Flows From Operating Activities:
  Net income........................................................................  $        10,680     $        9,823
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................            1,348              1,144
    Depreciation and amortization...................................................            2,124              1,526
    Securities amortization,  net...................................................             (173)               112
    Securities losses, net..........................................................                                 186
    Gains on sale of premises and equipment.........................................              (64)              (105)
    Mortgage loans originated for sale..............................................           (6,942)               811
    Proceeds from sales of mortgage loans...........................................            6,132               (750)
    Change in interest receivable...................................................            1,398               (443)
    Change in interest payable......................................................              (31)               532
    Other adjustments   ............................................................           (2,206)            (2,079)
                                                                                      ----------------    ---------------
      Net cash provided by operating activities.....................................  $        12,266     $       10,747
                                                                                      ----------------    ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................             (377)               488
  Purchases of
    Securities available for sale...................................................          (10,761)            (5,093)
  Proceeds from maturities of
    Securities available for sale...................................................           57,182             24,384
    Securities held to maturity.....................................................            2,707              3,066
  Proceeds from sales of
    Securities available for sale...................................................                              10,844
    Securities held to maturity.....................................................                             (66,905)
  Net change in loans...............................................................          (36,746)            (2,766)
  Purchases of premises and equipment...............................................             (706)               512
  Proceeds from sale of fixed assets................................................              156                392
                                                                                      ----------------    ---------------
    Net cash provided (used) by investing activities................................           11,455            (35,078)
                                                                                      ----------------    ---------------



(continued)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                -----------------------------------
                                                                                     2001                2000
                                                                                ----------------    ---------------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...........................................      $          4,460    $       3,649
    Certificates of deposit and other time deposits.......................                (2,796)         (12,932)
    Borrowings............................................................                10,851           10,537
  Cash dividends..........................................................                (5,294)          (4,963)
  Stock issued under dividend reinvestment and stock purchase plan........                   373              373
  Stock options exercised.................................................                    92              417
  Stock repurchased.......................................................                (4,492)          (4,314)
                                                                                ----------------    --------------
    Net cash provided (used) by financing activities......................                 3,194           (7,233)
                                                                                ----------------    --------------
Net Change in Cash and Cash Equivalents...................................                26,915          (31,564)
Cash and Cash Equivalents, January 1......................................                67,463           84,293
                                                                                ----------------    --------------
Cash and Cash Equivalents, June 30........................................      $         94,378    $      52,729
                                                                                ================    ==============


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 3.  Business Combinations

On July 1, 2001, the Corporation completed the acquisition of Francor Financial, Inc., Wabash, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Corporation will issue 676,000 shares of its common stock and $14,949,000 cash in exchange for all of the common stock of Francor Financial, Inc. The Corporation anticipates amortizing core deposit intangibles over ten years. As of December 31, 2000, Francor Financial, Inc., had total assets and shareholders' equity of $165,009,000 and $18,393,000 respectively.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value

Available for sale at June 30, 2001
  U.S. Treasury ....................   $     99   $     77              $    176
  Federal agencies..................     34,466        435   $    (20)    34,881
  State and municipal ..............     75,490      1,653        (59)    77,084
  Mortgage-backed securities .......    123,623        859       (191)   124,291
  Other asset-backed securities.....     10,372        126        (14)    10,484
  Corporate obligations.............      4,983         80       (213)     4,850
  Marketable equity securities......      1,316                  (130)     1,186
                                       --------   --------   --------   --------
      Total available for sale .....    250,349      3,230       (627)   252,952
                                       --------   --------   --------   --------


Held to maturity at June 30, 2001
  State and municipal...............      8,765        182        (18)     8,929
  Mortgage-backed securities........        280                              280
                                       --------   --------   --------   --------
      Total held to maturity .......      9,045        182        (18)     9,209
                                       --------   --------   --------   --------
      Total investment securities ..   $259,394   $  3,412   $   (645)  $262,161
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
                                           ========    ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                      June 30,    December 31,
                                                                                        2001         2000
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   279,881    $   258,405
  Agricultural production financing and other loans to farmers .................        27,633         24,547
  Real estate loans:
    Construction ...............................................................        50,629         45,412
    Commercial and farmland ....................................................       176,077        167,317
    Residential ................................................................       472,450        466,660
  Individuals' loans for household and other personal expenditures .............       191,204        201,629
  Tax-exempt loans .............................................................         5,238          6,093
  Other loans ..................................................................         7,925          5,523
  Unearned interest on loans....................................................            (2)
                                                                                   -----------    -----------
      Total.....................................................................     1,211,035      1,175,586
                                                                                   ===========    ===========

                                                                                         Six Months Ended
                                                                                              June 30

                                                                                       2001           2000
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    12,454    $    10,128
  Allowance acquired in acquisition.............................................                        1,413
  Provision for losses .........................................................         1,348          1,144
  Recoveries on loans ..........................................................           292            290
  Loans charged off ............................................................        (1,589)          (804)
                                                                                   -----------    -----------
  Balances, June 30.............................................................   $    12,505    $    12,171
                                                                                   ===========    ===========

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended June 30,
                                                           2001                                          2000
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount
                                         ------           ------         ------         ------          ------          ------
Basic net income per share:
  Net income available to
    common stockholders................. $    5,574        11,452,258    $     .49      $   5,003      11,091,226       $    .45
                                                                         ==========                                    ==========
Effect of dilutive stock options........                       76,478                                      67,546
                                         ----------       ------------                  ---------     ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions.............      5,574        11,528,736    $     .48       $   5,003      11,158,772       $    .45
                                         ==========       ============   ==========     ==========    =============    ==========



                                                                     Six Months Ended June 30,
                                                           2001                                          2000
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount
                                         ------           ------         ------         ------          ------          ------
Basic net income per share:
  Net income available to
    common stockholders................. $   10,680        11,524,777    $     .93      $   9,823      10,997,638       $    .89
                                                                         ==========                                    ==========
Effect of dilutive stock options........                       78,161                                      83,123
                                         ----------       ------------                  ---------     ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   10,680        11,602,938    $     .92      $   9,823      11,080,761       $    .89
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

Results of Operations

         Net income for the three months ended June 30, 2001, was $5,574,000, compared to $5,003,000 earned in the same period of 2000. Diluted earnings per share were $.48 and increase of $.03 over the $.45 reported for the first quarter 2000.

        Net income for the six months ended June 30, 2001, was $10,680,000, compared to $9,823,000 during the same period in 2000. Diluted earnings per share were $.92, a 3.4% increase over $.89 in 2000.

         Cash basis earnings per share for the quarter increased 10.1% to $.51 up $.05 from $.46. Year to date cash basis earnings per share increased 7.8% to $.97 from $.90 in 2000

         Annualized returns on average assets and average shareholder's equity for six months ended June 30, 2001 were 1.34 percent and 13.51 percent, respectively, compared with 1.34 percent and 14.80 percent for the same period of 2000.

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

         The Corporation's Tier I capital to average assets ration was 8.7 percent at year-end 2000 and 8.7 percent at June 30, 2001. At June 30, 2001, the Corporation had a Tier I risk-based capital ratio of 11.4 percent, total risk-based capital ratio of 12.5 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized." All of the Banks remain "well capitalized" as of June 30, 2001.

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

         The following table summarizes the risk elements for the Corporation.

---------------------------------------------------------------------------------------------------
(Dollars in Thousands)                         June 30,          December 31,        December 31,
                                                 2001                 2000               1999
---------------------------------------------------------------------------------------------------
Non-accrual loans ..................            $2,643               $2,370             $1,280
Loans contractually past due 90 days
  Or more other than nonaccruing
                                                 2,447                2,465              2,327
Restructured loans .................             3,132                3,085                908
                                                ------               ------             ------
              Total ................            $8,213               $7,920             $4,515
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

         At June 30, 2001, the allowance for loan losses increased by $51,000, to $12,505,000, up slightly from year end 2000. As a percent of loans, the allowance was 1.03 percent, down from 1.07 percent at year end 2000.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

        The provision totaled $1,348,000 as of June 30, 2001. The provision was $204,000 more than the $1,144,000 provision from 2000. Net charge offs amounted to $1,297,000 during same period.

        The second quarter 2001 provision of $695,000 increased $30,000 from $665,000 for the same quarter in 2000. Net charge offs amounted to $380,000 during the quarter.


                                                                Six Months Ended
                                                                    June 30,
                                                               ------------------
                                                               ------------------
                                                              2001           2000
                                                              ----           ----
                                                            (Dollars in Thousands)
  Balance at beginning of period .........................   $12,454       $10,128
                                                             -------       -------
  Chargeoffs .............................................     1,589           804
  Recoveries .............................................       292           290
                                                             -------       -------
  Net chargeoffs .........................................     1,297           514
  Provision for loan losses ..............................     1,348         1,413
                                                             -------       -------
  Balance at end of period ...............................   $12,505       $12,171
                                                             =======       =======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period ..........................       .22(1)        .10%(1)


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

         The Corporation's liquidity and interest sensitivity position at March 31, 2001, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. First Merchants Corporation beleives the March 31, 2001 data, on the following page, materially reflects the Corpoations interest sensitivity position on June 30, 2001.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Earning Assets

         The following table presents the earning asset mix as of June 30, 2001, and December 31, 2000, and December 31, 1999.

         Loans grew by over $35.4 million from December 31, 2000 to June 30, 2001, while investment securities declined by $45.9 million during the same period. Commercial and industrial loans increased by more than $21.5 million, while individuals' loans for household and personal expenditures declined by nearly $10.4 million.

-----------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions                                             June 30,            December 31,         December 31,
                                                                   2001                  2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    33.6             $     15.8           $     27.1

Investment securities available for sale .......                   253.0                  295.7                329.7

Investment securities held to maturity .........                     9.0                   12.2                 14.3

Mortgage loans held for sale ...................                      .8

Loans ..........................................                 1,211.0                1,175.6                998.9

Federal Reserve and Federal Home Loan Bank stock                     7.2                    7.2                  5.8
                                                               ----------            ----------           ----------

                     Total .....................               $ 1,514.6             $  1,506.5           $  1,375.8
                                                               ==========            ==========           ==========

-------------------------------------------------------------------------------

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Net Interest Income

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

         The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the six months ended June 30, 2001 and 2000.

         Annualized net interest income (FTE) for the six months ended June
30, 2001 increased by $5,687,000, or 10.0 percent over the same period in 2000, due to an increase in average earning assets of over $102 million.


--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the three months
  Ended June 30,
           2001                   8.01%                3.75%                4.26%          $1,492,034          $63,523

           2000                   8.15%                4.06%                4.09%          $1,408,371          $57,619

------------------------------------------------------------------------------------------------------------------------------

--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the six months
  Ended June 30,
           2001                   8.12%                3.94%                4.18%          $1,491,688          $62,348

           2000                   8.05%                3.97%                4.08%          $1,389,941          $56,661

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

         Total Other income in the second quarter of 2001 exceeded the same quarter in the prior year by $518,000, or 12.6 percent.

Two major areas account for most of the increase:

1. Service charges on deposit accounts increased $197,000 or 17.1 percent due to increased number of accounts and price adjustments.

2. Revenues from fiduciary activities increased $112,000 or 8.4 percent due primarily to increased sales efforts of First Merchants Insurance Services, Inc.

        Other income in the first six months of 2001 exceeded the same period in the prior year by $1,207,000, or 15.5 percent.

Two major areas account for most of the increase:

1. Service charges on deposit accounts increased $356,000 or 15.8 percent due to increased number of accounts and price adjustments.

2. Revenues from fiduciary activities increased $264,000 or 10.5 percent due primarily to increased sales efforts of First Merchants Insurance Services, Inc.

3. Gains on sale of mortgage loans increased by $352,000 due to declining interest rates and increased mortgage volume.

Other Expense

         Total other expenses represent non-interest operating expenses of the Corporation. Other expense during the second quarter of 2001 exceeded the same period of the prior year by $624,000, or 6.3 percent.

Two major areas account for most of the increase:

1. Salaries and benefit expense grew $371,000 or 6.8 percent, due to normal salary increases and staff additions.

2. Goodwill amortization increased by $171,000, due to utilization of the purchase method of accounting for the Corporations June 1, 2000 acquisition of Decatur Bank & Trust Company.

        Other expense during the first six months in 2001 exceeded the same period of the prior year by $1,691,000, or 8.8 percent.

Two major areas account for most of the increase:

1. Salaries and benefit expense grew $1,001,000 or 9.4 percent, due to normal salary increases and staff additions.

2. Goodwill amortization increased by $485,000, due to utilization of the purchase method of accounting for the Corporations June 1, 2000 acquisition of Decatur Bank & Trust Company.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Income Taxes

        Income tax expense during the second quarter totaled $3,113,000, an increase of $773,000 over the $2,340,000 reported in the same quarter of 2000.

         Income tax expense, for the six months ended June 30, 2001, increased by $1,352,000 over the same period in 2000.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
 At the April 11, 2001 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

        Election of Directors - The following directors were elected for a term of three years.

                                   Vote Count
--------------------------------------------------------------------------------
                          For                     Against
                      -----------               -----------
Dennis A. Bieberich   9,693,521.8597               9,223.7432
Michael L. Cox        9,314,040.8597             388,704.7432
George A. Sissel      9,690,123.3157              12,622.2872
Robert M. Smitson     9,686,819.8597              15,925.7432
Blaine A. Brownell    9,691,526.5917              11,219.0112
Roger M. Arwood       9,693,521.8597               9,223.7432


Item 6.  Exhibits and Reports on Form 8-K

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




Date     8/14/01                           by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer



Date     8/17/01                           by /s/ James L. Thrash
    ---------------------------            -------------------------------------
                                           James L. Thrash
                                           Chief Financial & Principal
                                           Accounting Officer