Form 10-K/A
period 2000-12-31
FIRST MERCHANTS CORP
filed 2001-10-29
CIK 712534

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


Exhibit Index:  Page 24

                           FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814




The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2000:

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


Date:  October 18, 2001

                                   EXHIBIT 23

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in a Registration Statement on Form S-8 (File Number 33-28900) of our report dated October 18, 2001, on the audit of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (1999) for the year ended June 30, 2001 included in exhibit 28.


BKD,LLP
Indianapolis, Indiana
October 18, 2001

                                   EXHIBIT 28


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 11-K


                   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001


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

                        Independent Accountant's Report

Compensation Committee of the
  Board of Directors
First Merchants Corporation
Muncie, Indiana


We have audited the accompanying statement of financial condition of First Merchants Corporation Employee Stock Purchase Plan (1999) (formerly the 1994
Plan) as of June 30, 2001 and 2000, and the related statement of income and changes in Plan equity for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation Employee Stock Purchase Plan (1999) as of June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


BKD, LLP
Indianapolis, Indiana
October 18, 2001

                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                        Statement of Financial Condition


June 30                                             2001              2000
--------------------------------------------- ----------------- ----------------

Assets
   Investments--interest-bearing deposits         $505,482          $484,769
                                              ================= ================

Plan Equity                                       $505,482          $484,769
                                              ================= ================


See notes to financial statements.



                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                 Statement of Income and Changes in Plan Equity


Year Ended June 30                                                        2001               2000               1999
------------------------------------------------------------------ ------------------- ------------------ ------------------

Investment income--interest                                              $  10,720           $  11,119         $    9,074
Contributions from participants                                            528,573             511,644            449,852
                                                                   ------------------- ------------------ ------------------
                                                                           539,293             522,763            458,926
                                                                   ------------------- ------------------ ------------------

Withdrawals and terminations paid in cash                                   37,037              47,148             32,578
Purchase and distribution of stock                                         481,543             422,421            384,386
                                                                   ------------------- ------------------ ------------------
                                                                           518,580             469,569            416,964
                                                                   ------------------- ------------------ ------------------

Income and changes in Plan equity for the year                              20,713              53,194             41,962

Plan equity at beginning of year                                           484,769             431,575            389,613
                                                                   ------------------- ------------------ ------------------

Plan equity at end of year                                                $505,482            $484,769           $431,575
                                                                   =================== ================== ==================


See notes to financial statements.

                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                          Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

Organization-The Plan was originally adopted by the Board of Directors of First Merchants Corporation (Corporation) in February 1989, and commenced operations in July 1989. Effective July 1, 1994, the Plan was amended by the adoption of the 1994 Employee Stock Purchase Plan (1994 Plan), and effective July 1, 1999, amended again by the adoption of the 1999 Employee Stock Purchase Plan (1999
Plan). The 1999 Plan was adopted by the Board of Directors of the Corporation in February 1999 and approved by Corporation stockholders in April 1999. A total of 250,000 shares of the Corporation's common stock are to be reserved for issuance pursuant to the 1999 Plan. The purpose of the Plan is to provide eligible employees of the Corporation and participating subsidiaries the opportunity to purchase Corporation common stock through annual offerings financed by payroll deductions.

Investments, consisting of interest-bearing deposit accounts at a subsidiary of the Corporation, are carried at cost which approximates current value.


Note 2 - General Information

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

In July 2001 and 2000, the Corporation issued 28,466 and 26,778 shares of its common stock for the offering period ended June 30, 2001 and 2000, at $17.69 and $17.98 per share.

At June 30, 2001, the Plan had 315 participants.


Note 3 - Income Tax Status

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