Form 10-Q
period 2001-09-30
FIRST MERCHANTS CORP
filed 2001-11-14
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY RETORT UNDER SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended September 30, 2001 Commission File Number 0-17071


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

         As of October 31, 2001, there were 12,676,707 outstanding common shares, without par value, of the registrant.

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

                  Consolidated Condensed Statement of Cash Flows...............6

                  Notes to Consolidated Condensed Financial Statements.........7

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................19

PART II. Other Information:

 Item 4.          Submission of Matters to a Vote of Security Holders.........20

 Item 6.          Exhibits and Reports of Form 8-K............................20

Signatures        ............................................................21


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                  September 30,       December 31,
                                                                                      2001                2000
                                                                                   ----------         -----------
   ASSETS:
     Cash and due from banks....................................................   $   46,149         $    52,563
     Federal funds sold.........................................................       18,525              14,900
                                                                                   -----------         -----------
       Cash and cash equivalents................................................       64,674              67,463
     Interest-bearing deposits..................................................        3,119                 883
     Investment securities available for sale...................................      241,080             295,730
     Investment Securities held to maturity.....................................        8,942              12,233
     Mortgage loans held for sale...............................................          830
     Loans, net of allowance for loan losses of $14,907 and $12,454.............    1,346,731           1,163,132
     Premises and equipment.....................................................       27,184              23,868
     Federal Reserve and Federal Home Loan Bank Stock...........................        7,856               7,185
     Interest receivable........................................................       13,556              13,135
     Core deposit intangibles and goodwill......................................       32,795              21,055
     Cash surrender value of life insurance.....................................        6,387               6,312
     Other assets...............................................................        8,517              10,067
                                                                                   -----------         -----------
         Total assets...........................................................   $1,761,671          $1,621,063
                                                                                   ===========         ===========
   LIABILITIES:
     Deposits:
       Noninterest-bearing......................................................   $  163,689          $  157,053
       Interest-bearing.........................................................    1,224,881           1,131,246
                                                                                   -----------         -----------
         Total deposits.........................................................    1,388,570           1,288,299
     Borrowings.................................................................      182,455             163,581
     Interest payable...........................................................        6,593               6,335
     Other liabilities..........................................................        6,468               6,785
                                                                                   -----------         -----------
         Total liabilities......................................................    1,584,086           1,465,000
   STOCKHOLDERS' EQUITY:
     Perferred stock, no-par value:
       Authorized and unissued-500,000 shares...................................
     Common Stock, $.125 stated value:
       Authorized --- 50,000,000 shares.........................................
       Issued and outstanding - 12,675,203 and 12,192,319 shares................        1,584               1,524
     Additional paid-in capital.................................................       50,817              41,592
     Retained earnings..    ....................................................      121,711             113,244
     Accumulated other comprehensive income (loss)..............................        3,473                (297)
                                                                                   -----------         -----------
         Total stockholders' equity.............................................      177,585             156,063
                                                                                   -----------         -----------
         Total liabilities and stockholders' equity.............................   $1,761,671          $1,621,063
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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       Three Months Ended        Nine Months Ended
                                                                                          September 30             September 30
                                                                                       -------------------      -------------------
                                                                                        2001         2000        2001         2000
                                                                                       -------     -------      -------     -------
Interest Income:
  Loans receivable
    Taxable.....................................................................       $27,152     $25,522      $77,322     $69,870
    Tax exempt..................................................................           106          76          310         224
  Investment securities:
    Taxable.....................................................................         3,027       3,623        9,343      11,001
    Tax exempt..................................................................         1,032       1,175        3,083       3,444
  Federal funds sold............................................................           109          28          404         276
  Deposits with financial institutions..........................................            12          28           32          61
  Federal Reserve and Federal Home Loan Bank stock..............................           120         164          419         411
                                                                                       -------     -------      -------     -------
      Total interest income.....................................................        31,558      30,616       90,913      85,287
                                                                                       -------     -------      -------     -------
Interest expense:
  Deposits......................................................................        11,670      13,028       35,817      35,713
  Securities sold under repurchase agreements...................................           817       1,129        2,665       3,181
  Federal Home Loan Bank advances...............................................         1,715       1,691        4,836       3,662
  Other Borrowings..............................................................            94         354          373       1,254
                                                                                       -------     -------      -------     -------
      Total interest expense....................................................        14,296      16,202       43,691      43,810
                                                                                       -------     -------      -------     -------
Net Interest Income.............................................................        17,262      14,414       47,222      41,477
Provision for loan losses.......................................................         1,023         603        2,371       1,747
                                                                                       -------     -------      -------     -------
Net Interest Income After Provision for Loan Losses.............................        16,239      13,811       44,851      39,730
                                                                                       -------     -------      -------     -------

Net realized gains (losses) on available-for-sale securities....................          (167)          5         (167)       (180)
Other Income....................................................................         4,798       4,374       13,809      12,363
                                                                                       -------     -------      -------     -------
Total other income..............................................................         4,631       4,379       13,642      12,183
Total other expenses............................................................        11,980      10,193       32,959      29,481
                                                                                       -------     -------      -------     -------
Income before income tax........................................................         8,890       7,997       25,234      22,432
Income tax expense..............................................................         2,870       2,722        8,834       7,334
                                                                                       -------     -------      -------     -------
Net Income......................................................................       $ 6,020     $ 5,275      $16,700     $15,098
                                                                                       =======     =======      =======     =======

Per share:

  Net Income:(1)
    Diluted Cash Earnings.......................................................       $   .49     $   .45      $ 1.42      $  1.31
    Basic Net Income............................................................           .48         .43        1.36         1.28
    Diluted Net Income..........................................................           .47         .43        1.35         1.27
    Cash Dividends Paid.........................................................           .23         .22         .67          .64

(1) Prior period per share earnings have been restated for the 5% stock dividend paid in September, 2001.

See notes to consolidated condensed financial statements.




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
             CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended           Nine Months Ended
                                                                                      September 30                 September 30
                                                                                 ----------------------       ----------------------
                                                                                    2001         2000            2001         2000
                                                                                 ---------    ---------       ---------    ---------
Net Income...................................................................... $  6,020     $  5,275        $ 16,700     $ 15,098

Other comprehensive income(loss), net of tax:
  Unrealized (losses) gains on securities available for sale:
    Unrealized holding (losses) gains arising during the period, net of income
        tax (expense) benefit of $(1,219), $(1,973), $(2,448), and $(715).......    1,827        2,960           3,670        1,072
    Less:  Reclassification adjustment for gains (losses) included in net
        income, net of income tax (expense) benefit of $66, $(2), $66 and $72...     (101)           3            (101)        (108)
                                                                                 ---------    ---------       ---------    ---------
                                                                                    1,928        2,957           3,771        1,180
                                                                                 ---------    ---------       ---------    ---------
Comprehensive income............................................................ $  7,948     $  8,232        $ 20,471     $ 16,278
                                                                                 =========    =========       =========    =========




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                          (Dollar Amounts in thousands)
                                   (Unaudited)


                                                                      2001         2000
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 156,063    $ 126,296

Net income .....................................................      16,700       15,098

Cash dividends .................................................      (8,233)      (7,644)

Other comprehensive income (loss), net of tax...................       3,771        1,180

Issuance of stock related to acquisition........................      14,601       21,173

Stock issued under employee benefits plans......................         504          648

Stock issued under dividend reinvestment and stock purchase plan         583          430

Stock options exercised ........................................         176          475

Stock Redeemed .................................................      (6,580)      (4,786)
                                                                   ---------    ---------

Balances, September 30 .........................................   $ 177,585    $ 152,870
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                      ----------------------------------
                                                                                           2001               2000
                                                                                      ----------------    --------------
Cash Flows From Operating Activities:
  Net income........................................................................  $        16,700     $       15,098
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................            2,371              1,747
    Depreciation and amortization...................................................            3,430              2,916
    Securities amortization,  net...................................................             (127)                36
    Securities losses, net..........................................................              167                180
    Gains on sale of premises and equipment.........................................              (70)              (105)
    Mortgage loans originated for sale..............................................          (14,285)             1,224
    Proceeds from sales of mortgage loans...........................................           13,455             (1,163)
    Change in interest receivable...................................................              982             (1,043)
    Change in interest payable......................................................             (622)             1,206
    Other adjustments   ............................................................             (981)               200
                                                                                      ----------------    ---------------
      Net cash provided by operating activities.....................................  $        21,020     $       20,296
                                                                                      ----------------    ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................           (2,236)               962
  Purchases of
    Securities available for sale...................................................          (15,933)            (8,575)
  Proceeds from maturities of
    Securities available for sale...................................................           82,347             36,292
    Securities held to maturity.....................................................            3,295              4,292
  Proceeds from sales of
    Securities available for sale...................................................              770             12,440
  Net change in loans...............................................................          (51,465)           (76,849)
  Purchase of FHLB stock............................................................              (98)              (716)
  Purchases of premises and equipment...............................................           (1,256)            (3,497)
  Proceeds from sale of fixed assets................................................              162                448
  Net cash received in acquisition..................................................            5,261                280
                                                                                      ----------------    ---------------
    Net cash provided (used) by investing activities................................           20,847            (34,923)
                                                                                      ----------------    ---------------



(continued)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                     2001                2000
                                                                                ----------------    ---------------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...........................................      $        (21,959)   $     (12,739)
    Certificates of deposit and other time deposits.......................               (28,021)            (399)
    Borrowings............................................................                18,874           (1,428)
  Cash dividends..........................................................                (8,233)          (7,644)
  Stock issued under employee benefit plans...............................                   504              648
  Stock issued under dividend reinvestment and stock purchase plan........                   583              430
  Stock options exercised.................................................                   176              475
  Stock repurchased.......................................................                (6,580)          (4,786)
                                                                                ----------------    --------------
    Net cash provided (used) by financing activities......................               (44,656)         (25,443)
                                                                                ----------------    --------------
Net Change in Cash and Cash Equivalents...................................                (2,789)         (40,070)
Cash and Cash Equivalents, January 1......................................                67,463           84,293
                                                                                ----------------    --------------
Cash and Cash Equivalents, September 30...................................      $         64,674    $      44,223
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 2.  Accounting Matters (continued)

Impact of New Accounting Standards

Accounting for a Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited.

This Statement requires that goodwill be initially recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

The provisions of Statement No. 141 are effective for any business combination that was initiated after June 30, 2001.

Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized but should be tested for impairment at the reporting unit level. Impairment test of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

Impairment testing is a two step process, as outlined within the statement. If the fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. A calendar year end company cannot adopt early and must wait until January 1, 2002. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before this Statement is initially applied would be accounted for in accordance with the amortization and nonamortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

The Corporation will adopt these new accounting rules on January 1, 2002. As a result, the Corporation will not amortize the goodwill it has recorded prior to June 30, 2001, but will make an annual assessment of any impairment in goodwill and, if necessary, recognize an impairment loss at that time. The Corporation had goodwill of $26,457,000 at September 30, 2001 and amortization of $225,000 and $748,000 for the three and nine months ended September 30, 2001.

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 3.  Business Combinations

On July 1, 2001, the Corporation acquired Francor Financial, Inc., the holding company of Frances Slocum Bank & Trust Company. Frances Slocum Bank & Trust Company is a state chartered bank with branches located in eastcentral Indiana. Francor Financial, Inc. was merged into the Corporation, and Frances Slocum Bank & Trust Company will maintain its state charter as a subsidiary of First Merchants Corporation.

The combination was accounted for under the purchase method of accounting. Francor Financial Inc.'s results of operations are included in the Corporation's consolidated income statement beginning July 1, 2001. Shareholders of Francor Financial, Inc. on July 1, 2001, had the right to convert their shares into either 4.32 shares of the Corporation's common stock, or 2.59 shares of the Corporation's common stock and $48.70 in cash, or $121.74 in cash. The Corporation issued 677,972 shares of its common stock at a cost of $21.536 per share and $14,490,985 in cash to complete the transaction. The purchase had a recorded acquisition cost of $29,454,000 and goodwill of $7,907,000. Additionally, core deposit intangibles totaling $4,804,000 were recognized and will be amortized over 10 years using the 150% declining balance method.

All assets and liabilities were recorded at fair values as of July 1, 2001. The purchase accounting adjustments will be amortized over the life of the respective asset or liability.

The following proforma discloses including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

                                                         Nine Months Ended
                                                           September 30,

                                                        2001           2000
                                                    -----------    -----------
      Net Interest Income:........................  $   50,213     $   46,226

      Net Income:.................................      16,045         16,338

      Per share - combined:
        Diluted Cash Earnings ....................  $     1.32     $     1.34
        Basic Net Income..........................        1.26           1.31
        Diluted Net Income........................        1.25           1.30

On October 15, 2001, the Corporation signed a definitive agreement to acquire Lafayette Bancorporation, Lafayette, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Corporation will exchange 1.11 shares of the Corporation's common stock or $30.00 in cash for each of the outstanding shares of Lafayette Bancorporation. However, no more than $50,329,248 aggregate cash may be paid in the merger, and there may be allocations of stock to certain shareholders if this threshold is exceeded. The transaction is subject to approval by stockholders of Lafayette Bancorporation, and appropriate regulatory agencies. The Corporation anticipates amortizing core deposit intangibles over ten years. As of December 31, 2000, Lafayette Bancorporation had total assets and shareholders' equity of $741,147,000 and $52,801,000 respectively.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                        Gross       Gross
                                           Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      Losses     Value

Available for sale at September 30, 2001
  U.S. Treasury ........................   $  1,124   $      6              $  1,130
  Federal agencies......................     28,221        880   $    (13)    29,088
  State and municipal ..................     78,830      2,208        (43)    80,995
  Mortgage-backed securities ...........    112,313      2,213               114,526
  Other asset-backed securities.........     10,275        226                10,501
  Corporate obligations.................      3,500        133                 3,633
  Marketable equity securities..........      1,316                  (109)     1,207
                                           --------   --------   --------   --------
      Total available for sale .........    235,579      5,666       (165)   241,080
                                           --------   --------   --------   --------


Held to maturity at September 30, 2001
  State and municipal...................      8,688        198        (29)     8,857
  Mortgage-backed securities............        254                              254
                                           --------   --------   --------   --------
      Total held to maturity ...........      8,942        198        (29)     9,111
                                           --------   --------   --------   --------
      Total investment securities ......   $244,521   $  5,864   $   (194)  $250,191
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
                                           ========    ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table dollar amounts in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                   September 30,  December 31,
                                                                                        2001         2000
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   290,838    $   258,405
  Agricultural production financing and other loans to farmers .................        34,786         24,547
  Real estate loans:
    Construction ...............................................................        57,949         45,412
    Commercial and farmland ....................................................       220,624        167,317
    Residential ................................................................       530,653        466,660
  Individuals' loans for household and other personal expenditures .............       206,492        201,629
  Tax-exempt loans .............................................................         7,912          6,093
  Other loans ..................................................................        12,384          5,523
                                                                                   -----------    -----------
      Total.....................................................................   $ 1,361,638    $ 1,175,586
                                                                                   ===========    ===========

                                                                                        Nine Months Ended
                                                                                           September 30,

                                                                                       2001           2000
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    12,454    $    10,128
  Allowance acquired in acquisition.............................................         2,085          1,413
  Provision for losses .........................................................         2,371          1,747
  Recoveries on loans ..........................................................           464            461
  Loans charged off ............................................................        (2,467)        (1,517)
                                                                                   -----------    -----------
  Balances, September 30........................................................   $    14,907    $    12,232
                                                                                   ===========    ===========

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended September 30,
                                                           2001                                          2000
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount
                                         ------           ------         ------         ------          ------          ------
Basic net income per share:
  Net income available to
    common stockholders................. $    6,020        12,711,385    $     .48      $   5,275      12,273,134       $    .43
                                                                         ==========                                    ==========
Effect of dilutive stock options........                       92,632                                      75,937
                                         ----------       ------------                  ---------     ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    6,020        12,804,017    $     .47       $   5,275     12,349,071       $    .43
                                         ==========       ============   ==========     ==========    =============    ==========



                                                                    Nine Months Ended September 30,
                                                           2001                                          2000
                                        -------------------------------------------    ------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average         Per Share
                                         Income           Shares         Amount         Income          Shares          Amount
                                         ------           ------         ------         ------          ------          ------
Basic net income per share:
  Net income available to
    common stockholders................. $   16,700        12,306,708    $    1.36      $  15,098      11,790,275       $   1.28
                                                                         ==========                                    ==========
Effect of dilutive stock options........                       83,434                                      82,117
                                         ----------       ------------                  ---------     ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   16,700        12,390,142    $    1.35      $  15,098      11,872,392       $   1.27
                                         ==========       ============   ==========     ==========    =============    ==========




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Results of Operations

         Net income for the three months ended September 30, 2001, was $6,020,000, compared to $5,275,000 earned in the same period of 2000. Diluted earnings per share were $.47 an increase of $.04 over the $.43 reported for the first quarter 2000.

        Net income for the nine months ended September 30, 2001, was $16,700,000, compared to $15,098,000 during the same period in 2000. Diluted earnings per share were $1.35, a 6.3% increase over $1.27 in 2000.

         Cash basis earnings per share for the quarter increased 8.9% to $.49 up $.04 from $.45. Year to date cash basis earnings per share increased 8.4% to $1.42 from $1.31 in 2000.

         Annualized returns on average assets and average shareholder's equity for nine months ended September 30, 2001 were 1.35 percent and 13.66 percent, respectively, compared with 1.32 percent and 14.61 percent for the same period of 2000.

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

         The Corporation's Tier I capital to average assets ratio was 8.7 percent at year-end 2000 and 8.1 percent at September 30, 2001. At September 30, 2001, the Corporation had a Tier I risk-based capital ratio of 11.0 percent and total risk-based capital ratio of 12.1 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized." All of the Banks remain "well capitalized" as of September 30, 2001.

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

         The following table summarizes the risk elements for the Corporation.

--------------------------------------------------------------------------------
(Dollars in Thousands)                       September 30,        December 31,
                                                 2001                 2000
--------------------------------------------------------------------------------
Non-accrual loans ..................            $3,330               $2,370
Loans contractually past due 90 days
  Or more other than nonaccruing
                                                 2,978                2,465
Restructured loans .................             2,886                3,085
                                                ------               ------
              Total ................            $9,194               $7,920
                                                ======               ======

--------------------------------------------------------------------------------

         At September 30, 2001, non-performing loans totaled $9,194,000, an increase of $1,274,000 from December 31, 2000.

         At December 31, 2000, impaired loans totaled $14,839,000. An allowance for losses was not deemed necessary for impaired loans totaling $6,977,000, but an allowance of $2,253,000 was recorded for the remaining balance of impaired loans of $7,862,000. The average balance of impaired loans for 2000 was $15,053,000.

         At September 30, 2001, the allowance for loan losses increased by $2,453,000, to $14,907,000, up from year end 2000. The increase was primarily due to the allowance acquired in the acquisition of Francor Financial, Inc., which totaled $2,085,000. As a percent of loans, the allowance was 1.09 percent, up from 1.06 percent at year end 2000.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

        For the nine months ended September 30, 2001, the provision totaled $2,371,000. The provision was $624,000 more than the $1,747,000 provision from the comparable period in 2000, primarily due to the general downturn in the economy and an increase in non-performing loans. Net charge offs amounted to $2,003,000 during the nine months ended September 30, 2001.

        The third quarter 2001 provision of $1,023,000 increased $420,000 from $603,000 for the same quarter in 2000, primarily due to the general downturn in the economy and an increase in non-performing loans. Net charge offs amounted to $706,000 during the quarter.


                                                               Nine Months Ended
                                                                 September 30,
                                                               ------------------
                                                               ------------------
                                                              2001           2000
                                                              ----           ----
                                                            (Dollars in Thousands)
  Balance at beginning of period .........................   $12,454       $10,128
                                                             -------       -------
  Allowance acquired in acquisition.......................     2,085         1,413

  Chargeoffs .............................................    (2,467)       (1,517)
  Recoveries .............................................       464           461
                                                             -------       -------
  Net chargeoffs .........................................    (2,003)       (1,056)
  Provision for loan losses ..............................     2,371         1,747
                                                             -------       -------
  Balance at end of period................................   $14,907       $12,232
                                                             =======       =======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period - annualized..............       .21%          .13%



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

         First Merchants Corporation believes the March 31, 2001, data, on the following page, materially reflects the Corporation's interest sensitivity position on September 30, 2001. This data is presented rather than September 30, 2001 information, as the Corporation is currently in process of converting and revising its software utilized for modeling and reporting purposes. Upon completion of this process, the September 30, 2001 results for the flat, rising (rate shock), and falling (rate shock) interest scenarios will be presented in an amendment to the September 30, 2001, Form 10-Q filing.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

         The Corporation places its greatest credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is known to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements.

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

         Assumed interest rate changes are simulated to move incrementally over 12 months. The total rate movement (beginning point minus ending point) to noteworthly interest rate indexes are as follows:

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Earning Assets

         The following table presents the earning asset mix as of September 30, 2001, and December 31, 2000, and December 31, 1999.

         Loans grew by over $186 million from December 31, 2000 to September 30, 2001, which included $134.5 million of loans acquired as part of the Francor Financial, Inc. acquisition. Investment securities declined by $57.9 million during the same period. Commercial and industrial loans increased by more than $32 million, while individuals' loans for household and personal expenditures increased by nearly $4.9 million.

------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                           September 30,          December 31,        December 31,
                                                                   2001                  2000                 1999
------------------------------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    21.6             $     15.8           $     27.1

Investment securities available for sale .......                   241.1                  295.7                329.7

Investment securities held to maturity .........                     8.9                   12.2                 14.3

Mortgage loans held for sale ...................                      .8

Loans ..........................................                 1,361.6                1,175.6                998.9

Federal Reserve and Federal Home Loan Bank stock                     7.9                    7.2                  5.8
                                                               ----------            ----------           ----------

                     Total .....................               $ 1,641.9             $  1,506.5           $  1,375.8
                                                               ==========            ==========           ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Net Interest Income

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets.

         The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the nine months ended September 30, 2001 and 2000.

         Annualized net interest income (FTE) for the nine months ended September 30, 2001 increased by $7,472,000, or 12.9 percent over the same period in 2000, due to an increase in average earning assets of over $109 million.


--------------------------- ------------------- -------------------- -------------------- -------------- --------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
--------------------------- ------------------- -------------------- -------------------- -------------- --------------------
For the three months
  Ended September 30,
           2001                   7.79%                3.46%                4.33%          $1,652,318          $71,526

           2000                   8.20%                4.24%                3.96%          $1,527,890          $60,486

-----------------------------------------------------------------------------------------------------------------------------

-------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
-------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the nine months
 Ended September30,
           2001                   8.00%                3.77%                4.23%          $1,545,820          $65,408

           2000                   8.10%                4.07%                4.03%          $1,436,429          $57,936

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
-----------------------------------------------------------------------------------------------------------------------------


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

         Other income in the third quarter of 2001 exceeded the same quarter in the prior year by $424,000, or 9.7 percent.

Two major areas account for most of the increase:

1. Service charges on deposit accounts increased $265,000 or 21.4 percent due to increased number of accounts and price adjustments.

2. Gains on sale of mortgage loans increased by $240,000 due to declining interest rates and increased mortgage volume.

        Other income in the first nine months of 2001 exceeded the same period in the prior year by $1,446,000, or 11.7 percent.

Three major areas account for most of the increase:

1. Service charges on deposit accounts increased $618,000 or 17.7 percent due to increased number of accounts and price adjustments.

2. Revenues from fiduciary activities increased $366,000 or 9.8 percent due primarily to increased sales efforts of First Merchants Insurance Services, Inc.

3. Gains on sale of mortgage loans increased by $592,000 due to declining interest rates and increased mortgage volume.

Other Expense

         Total other expenses represent non-interest operating expenses of the Corporation. Other expense during the third quarter of 2001 exceeded the same period of the prior year by $1,787,000, or 17.5 percent.

Three major areas account for most of the increase:

1. Salaries and benefit expense grew $971,000 or 17.7 percent, due to normal salary increases and staff additions.

2. Processing expense increased by $123,000 or 17.8 percent, due to an increased volume of activity.

3. Other outside services expense increased by $114,000, primarily attributed to an increased use of such services.

        Total other expense during the first nine months in 2001 exceeded the same period of the prior year by $3,478,000, or 11.8 percent.

Three major areas account for most of the increase:

1. Salaries and benefit expense grew $1,971,000 or 12.2 percent, due to normal salary increases and staff additions.

2. Goodwill amortization increased by $604,000, due to utilization of the purchase method of accounting for the Corporation's June 1, 2000 acquisition of Decatur Bank & Trust Company.

3. Equipment expense grew $265,000 or 23.2%, due to decisions made to maintain and repair equipment items, rather than purchasing new equipment.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Income Taxes

        Income tax expense during the third quarter totaled $2,870,000, an increase of $148,000 over the $2,722,000 reported in the same quarter of 2000.

         Income tax expense, for the nine months ended September 30, 2001, increased by $1,500,000 over the same period in 2000.

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




Date    11/14/01                           by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer



Date    11/14/01                           by /s/ James L. Thrash
    ---------------------------            -------------------------------------
                                           James L. Thrash
                                           Chief Financial & Principal
                                           Accounting Officer



-----END PRIVACY-ENHANCED MESSAGE-----