Form 10-Q/A
period 2001-09-30
FIRST MERCHANTS CORP
filed 2001-12-19
CIK 712534

FORM 10-Q/A

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

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q/A

                                      INDEX

                                                                        Page No.

PART I.  Financial information:

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................3

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk..................................................9

PART II. Other Information:

 Item 6.          Exhibits and Reports of Form 8-K............................10

Signatures        ............................................................11


                               TEXT OF AMENDMENT

Explanatory note:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to amend the Corporation's 10-Q for the period ending September 30, 2001 (the "Original Filing") to reflect additional information presented regarding disclosures about market risk and Exhibits and Reports on Form 8-K. Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q/A

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

First Merchants Corporation's (the "Corporation") financial data for periods prior to mergers accounted for as pooling of interests has been restated.

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

                                   FORM 10-Q/A

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

                                   FORM 10-Q/A

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

         The Corporation's liquidity and interest sensitivity position at September 30, 2001, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q/A

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

         Assumed interest rate changes are simulated to move incrementally over 12 months. The total rate movement (beginning point minus ending point) to noteworthly interest rate indexes are as follows:

                                        Rising                Falling
--------------------------------------------------------------------------------

Prime                                   200 Basis Points      (150) Basis Points
Federal Funds                           200                   (100)
One Year T-Bill                         200                   (100)
Two Year T-Bill                         200                   (100)
Interest Checking                       100                   ( 25)
MMIA Savings                             75                   ( 25)
Money Market Index                      200                   (100)
CD's                                    170                   (130)
FHLB Advances                           200                   (100)

         Results for the flat, rising (rate shock), and falling (rate shock) interest scenarios are listed below. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions are the same under all scenarios:

                                                            Base Case
                                                            Flat Rates              Rising               Falling
     -----------------------------------------------------------------------------------------------------------

     Net Interest Income (Dollars in Thousands)              $69,640                $70,667              $67,750
     Change vs. Base Case                                                             1,027               (1,890)
     Percent Change                                                                    1.47%               (2.71)%
     Policy Limitation                                                                (5.00)%              (5.00)%

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q/A

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

                                   FORM 10-Q/A

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

                                   FORM 10-Q/A
Other Income

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

                                   FORM 10-Q/A

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

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q/A

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit No.:    Description of Exhibit:     Form 10-Q/A, Page No.:
              -------------   -------------------------   ----------------------
              Exhibit 3(ii)   Bylaws of First Merchants             12
                              Corporation, as most
                              recently amended on
                              August 14, 2001


         (b)  Reports on Form 8-K:

              A report on Form 8-K, dated August 14, 2001, was filed under report item number 5, concerning the Corporation's declaration of a five percent (5%) stock dividend on its shares of common stock. The dividend was payable to shareholders of record on September 3, 2001. The date of delivery of shares to be issued pursuant to the stock dividend was September 24, 2001.

              A report on Form 8-K, dated October 15, 2001, was filed under report item number 5, concerning the Corporation and Lafayette Bancorporation ("Lafayette") jointly announcing the signing of a definitive agreement pursuant to which Lafayette will be merged with and into the Corporation. The Agreement of Reorganization and Merger between the Corporation and Lafayette dated October 14, 2001, was attached to this Form 8-K as Exhibit 2 and incorporated within by reference.

                           FIRST MERCHANTS CORPORATION

                                  FORM 10-Q/A

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




Date   12/19/01                            by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer



Date   12/19/01                            by /s/ James L. Thrash
    ---------------------------            -------------------------------------
                                           James L. Thrash
                                           Chief Financial & Principal
                                           Accounting Officer

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q/A

                                  Exhibit 3(ii)

                                    BYLAWS OF
                           FIRST MERCHANTS CORPORATION


         Following are the Bylaws, as amended, of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law, as amended (hereinafter referred to as the "Act"):

                                    ARTICLE I

         Section 1. Name. The name of the Corporation is First Merchants Corporation.

         Section 2. Principal Office and Resident Agent. The post office address of the principal office of the Corporation is 200 East Jackson Street, Muncie, Indiana 47305, and the name of its Resident Agent in charge of such office is Larry R. Helms.

         Section 3. Seal. The seal of the Corporation shall be circular in form and mounted upon a metal die, suitable for impressing the same upon paper. About the upper periphery of the seal shall appear the words "First Merchants Corporation" and about the lower periphery thereof the word "Muncie, Indiana". In the center of the seal shall appear the word "Seal".

                                   ARTICLE II

         The fiscal year of the Corporation shall begin each year on the first day of January and end on the last day of December of the same year.

                                   ARTICLE III

                                  Capital Stock

         Section 1.        Number of Shares and  Classes of  Capital  Stock.
The total number of shares of capital stock which the Corporation shall have authority to issue shall be as stated in the Articles of Incorporation.

         Section 2. Consideration for No Par Value Shares. The shares of stock of the Corporation without par value shall be issued or sold in such manner and for such amount of consideration as may be fixed from time to time by the Board of Directors. Upon payment of the consideration fixed by the Board of Directors, such shares of stock shall be fully paid and nonassessable.

         Section 3. Consideration for Treasury Shares. Treasury shares may be disposed of by the Corporation for such consideration as may be determined from time to time by the Board of Directors.

         Section 4. Payment for Shares. The consideration for the issuance of shares of capital stock of the Corporation may be paid, in whole or in part, in money, in other property, tangible or intangible, or in labor actually performed for, or services actually rendered to the Corporation; provided, however, that the part of the surplus of the Corporation which is transferred to stated capital upon the issuance of shares as a share dividend shall be deemed to be the consideration for the issuance of such shares. When payment of the consideration for which a share was authorized to be issued shall have been received by the Corporation, or when surplus shall have been transferred to stated capital upon the issuance of a share dividend, such share shall be declared and taken to be fully paid and not liable to any further call or assessment, and the holder thereof shall not be liable for any further payments thereon. In the absence of actual fraud in the transaction, the judgment of the Board of Directors as to the value of such property, labor or services received as consideration, or the value placed by the Board of Directors upon the corporate assets in the event of a share dividend, shall be conclusive. Promissory notes, uncertified checks, or future services shall not be accepted in payment or part payment of the capital stock of the Corporation, except as permitted by the Act.

         Section 5. Certificate for Shares. Each holder of capital stock of the Corporation shall be entitled to a stock certificate, signed by the President or a Vice President and the Secretary or any Assistant Secretary of the Corporation, with the seal of the Corporation thereto affixed, stating the name of the registered holder, the number of shares represented by such certificate, the par value of each share of stock or that such shares of stock are without par value, and that such shares are fully paid and nonassessable. If such shares are not fully paid, the certificates shall be legibly stamped to indicate the percent, which has been paid, and as further payments are made, the certificate shall be stamped accordingly.

         If the Corporation is authorized to issue shares of more than one class, every certificate shall state the kind and class of shares represented thereby, and the relative rights, interests, preferences and restrictions of such class, or a summary thereof; provided, that such statement may be omitted from the certificate if it shall be set forth upon the face or back of the certificate that such statement, in full, will be furnished by the Corporation to any shareholder upon written request and without charge.

         Section 6. Facsimile Signatures. If a certificate is countersigned by the written signature of a transfer agent other than the Corporation or its employee, the signatures of the officers of the Corporation may be facsimiles. If a certificate is countersigned by the written signature of a registrar other than the Corporation or its employee, the signatures of the transfer agent and the officers of the Corporation may be facsimiles. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of its issue.

         Section 7. Transfer of Shares. The shares of capital stock of the Corporation shall be transferable only on the books of the Corporation upon surrender of the certificate or certificates representing the same, properly endorsed by the registered holder or by his duly authorized attorney or accompanied by proper evidence of succession, assignment or authority to transfer.

         Section 8. Cancellation. Every certificate surrendered to the Corporation for exchange or transfer shall be canceled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been so canceled, except in cases provided for in Section 10 of this Article III.

         Section 9. Transfer Agent and Registrar. The Board of Directors may appoint a transfer agent and a registrar for each class of capital stock of the Corporation and may require all certificates representing such shares to bear the signature of such transfer agent and registrar. Shareholders shall be responsible for notifying the Corporation or transfer agent and registrar for the class of stock held by such shareholder in writing of any changes in their addresses from time to time, and failure so to do shall relieve the Corporation, its shareholders, Directors, officers, transfer agent and registrar of liability for failure to direct notices, dividends, or other documents or property to an address other than the one appearing upon the records of the transfer agent and registrar of the Corporation.

         Section 10. Lost, Stolen or Destroyed Certificates. The Corporation may cause a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Corporation may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to give the Corporation a bond in such sum and in such form as it may direct to indemnify against any claim that may be made against the Corporation with respect to the certificates alleged to have been lost, stolen or destroyed or the issuance of such new certificate. The Corporation, in its discretion, may authorize the issuance of such new certificates without any bond when in its judgment it is proper to do so.

         Section 11. Registered Shareholders. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of such shares to receive dividends, to vote as such owner, to hold liable for calls and assessments, and to treat as owner in all other respects, and shall not be bound to recognize any equitable or other claims to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Indiana.

         Section 12. Options to Officers and Employees. The issuance, including the consideration, of rights or options to Directors, officers or employees of the Corporation, and not to the shareholders generally, to purchase from the Corporation shares of its capital stock shall be approved by the affirmative vote of the holders of a majority of the shares entitled to vote thereon or shall be authorized by and consistent with a plan approved by such a vote of the shareholders.

                                   ARTICLE IV

                            Meetings of Shareholders

         Section 1. Place of Meeting. Meetings of shareholders of the Corporation shall be held at such place, within or without the State of Indiana, as may from time to time be designated by the Board of Directors, or as may be specified in the notices or waivers of notice of such meetings.

         Section 2. Annual Meeting. The annual meeting of shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be held on the third Tuesday in April of each year, if such day is not a holiday, and if a holiday, then on the first following day that is not a holiday, or in lieu of such day may be held on such other day as the Board of Directors may set by resolution, but not later than the end of the fifth month following the close of the fiscal year of the Corporation. Failure to hold the annual meeting at the designated time shall not work any forfeiture or a dissolution of the Corporation, and shall not affect otherwise valid corporate acts.

         Section 3.        Special  Meetings.  Special  meetings of the
shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the Board of Directors or the President and shall be called by the President or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of shareholders holding of record not less than one-fourth (1/4) of all the shares outstanding and entitled by the Articles of Incorporation to vote on the business for which the meeting is being called.

         Section 4. Notice of Meetings. A written or printed notice, stating the place, day and hour of the meeting, and in case of a special meeting, or when required by any other provision of the Act, or of the Articles of Incorporation, as now or hereafter amended, or these Bylaws, the purpose or purposes for which the meeting is called, shall be delivered or mailed by the Secretary, or by the officers or persons calling the meeting, to each shareholder of record entitled by the Articles of Incorporation, as now or hereafter amended, and by the Act to vote at such meeting, at such address as appears upon the records of the Corporation, at least ten (10) days before the date of the meeting. Notice of any such meeting may be waived in writing by any shareholder, if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called, and the time and place thereof. Attendance at any meeting in person, or by proxy, shall constitute a waiver of notice of such meeting. Each shareholder, who has in the manner above provided waived notice of a shareholders' meeting, or who personally attends a shareholders' meeting, or is represented thereat by a proxy authorized to appear by an instrument of proxy, shall be conclusively presumed to have been given due notice of such meeting. Notice of any adjourned meeting of shareholders shall not be required to be given if the time and place thereof are announced at the meeting at which the adjournment is taken except as may be expressly required by law.

         Section 5. Addresses of Shareholders. The address of any shareholder appearing upon the records of the Corporation shall be deemed to be the latest address of such shareholder appearing on the records maintained by the Corporation or its transfer agent for the class of stock held by such shareholder.

         Section 6.        Voting at Meetings.

         (a) Quorum. The holders of record of a majority of the issued and outstanding stock of the Corporation entitled to vote at such meeting, present in person or by proxy, shall constitute a quorum at all meetings of shareholders for the transaction of business, except where otherwise provided by law, the Articles of Incorporation or these Bylaws. In the absence of a quorum, any officer entitled to preside at, or act as secretary of, such meeting shall have the power to adjourn the meeting from time to time until a quorum shall be constituted. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the original meeting, but only those shareholders entitled to vote at the original meeting shall be entitled to vote at any adjournment or adjournments thereof unless a new record date is fixed by the Board of Directors for the adjourned meeting.

         (b) Voting Rights. Except as otherwise provided by law or by the provisions of the Articles of Incorporation, every shareholder shall have the right at every shareholders' meeting to one vote for each share of stock having voting power, registered in his name on the books of the Corporation on the date for the determination of shareholders entitled to vote, on all matters coming before the meeting including the election of directors. At any meeting of shareholders, every shareholder having the right to vote shall be entitled to vote in person, or by proxy executed in writing by the shareholder or a duly authorized attorney in fact and bearing a date not more than eleven (11) months prior to its execution, unless a longer time is expressly provided therein.

         (c) Required Vote. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the Act or of the Articles of Incorporation or by these Bylaws, a greater vote is required, in which case such express provision shall govern and control the decision of such question.

         Section 7. Voting List. The Corporation or its transfer agent shall make, at least five (5) days before each election of directors, a complete list of the shareholders entitled by the Articles of Incorporation, as now or hereafter amended, to vote at such election, arranged in alphabetical order, with the address and number of shares so entitled to vote held by each, which list shall be on file at the principal office of the Corporation and subject to inspection by any shareholder. Such list shall be produced and kept open at the time and place of election and subject to the inspection of any shareholder during the holding of such election. The original stock register or transfer book, or a duplicate thereof kept in the State of Indiana, shall be the only evidence as to who are the shareholders entitled to examine such list or the stock ledger or transfer book or to vote at any meeting of the shareholders.

         Section 8. Fixing of Record Date to Determine Shareholders Entitled to Vote. The Board of Directors may prescribe a period not exceeding fifty (50) days prior to meetings of the shareholders, during which no transfer of stock on the books of the Corporation may be made; or, in lieu of prohibiting the transfer of stock may fix a day and hour not more than fifty (50) days prior to the holding of any meeting of shareholders as the time as of which shareholders entitled to notice of, and to vote at, such meeting shall be determined, and all persons who are holders of record of voting stock at such time, and no others, shall be entitled to notice of, and to vote at, such meeting. In the absence of such a determination, such date shall be ten (10) days prior to the date of such meeting.

         Section 9. Nominations for Director. Nominations for election to the Board of Directors may be made by the Board of Directors or by an shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the President of the Corporation not less than ten (10) days nor more than fifty (50) days prior to any meeting of shareholders called for the election of Directors. Such notification shall contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee;
(b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the Corporation that will be voted for each proposed nominee; (d) the name and residence address of the notifying shareholder; and
(e) the number of shares of capital stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, in his discretion, be disregarded by the chairman of the meeting, and upon his instructions, the vote tellers may disregard all votes cast for each such nominee.

                                    ARTICLE V

                               Board of Directors

         Section 1. Election, Number and Term of Office. The number of Directors of the Corporation to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors shall be fourteen
(14) unless changed by amendment of this Section by a two-thirds (2/3) vote of the Board of Directors.

         The Directors shall be divided into three (3) classes as nearly equal in number as possible, all Directors to serve three (3) year terms except as provided in the third paragraph of this Section. One class shall be elected at each annual meeting of the shareholders, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. Unless the number of Directors is changed by amendment of this Section, Classes I and II shall each have five (5) Directors, and Class III shall have four (4) Directors. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

         No person shall serve as a Director subsequent to the annual meeting of shareholders following the end of the calendar year in which such person attains the age of seventy (70) years. The term of a Director shall expire as of the annual meeting following which the Director is no longer eligible to serve under the provisions of this paragraph, even if fewer than three (3) years have elapsed since the commencement of the Director's term.

         Except in the case of earlier resignation, removal or death, all Directors shall hold office until their respective successors are chosen and qualified.

         The provisions of this Section of the Bylaws may not be changed or amended except by a two-thirds (2/3) vote of the Board of Directors.

         Section 2. Vacancies. Any vacancy occurring in the Board of Directors caused by resignation, death or other incapacity, or an increase in the number of Directors, shall be filled by a majority vote of the remaining members of the Board of Directors, until the next annual meeting of the shareholders, or at the discretion of the Board of Directors, such vacancy may be filled by a vote of the shareholders at a special meeting called for that purpose.

         Section 3. Annual Meeting of Directors. The Board of Directors shall meet each year immediately after the annual meeting of the shareholders, at the place where such meeting of the shareholders has been held either within or without the State of Indiana, for the purpose of organization, election of officers, and consideration of any other business that may properly come before the meeting. No notice of any kind to either old or new members of the Board of Directors for such annual meeting shall be necessary.

         Section 4. Regular Meetings. Regular meetings of the Board of Directors shall be held at such times and places, either within or without the State of Indiana, as may be fixed by the Directors. Such regular meetings of the Board of Directors may be held without notice or upon such notice as may be fixed by the Directors.

         Section 5. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, the President, or by not less than a majority of the members of the Board of Directors. Notice of the time and place, either within or without the State of Indiana, of a special meeting shall be served upon or telephoned to each Director at least twenty-four
(24) hours, or mailed, telegraphed or cabled to each Director at his usual place of business or residence at least forty-eight (48) hours, prior to the time of the meeting. Directors, in lieu of such notice, may sign a written waiver of notice either before the time of the meeting, at the meeting or after the meeting. Attendance by a Director in person at any special meeting shall constitute a waiver of notice.

         Section 6. Quorum. A majority of the actual number of Directors elected and qualified, from time to time, shall be necessary to constitute a quorum for the transaction of any business except the filling of vacancies, and the act of a majority of the Directors present at the meeting, at which a quorum is present, shall be the act of the Board of Directors, unless the act of a greater number is required by the Act, by the Articles of Incorporation, or by these Bylaws. A Director, who is present at a meeting of the Board of Directors, at which action on any corporate matter is taken, shall be conclusively presumed to have assented to the action taken, unless (a) his dissent shall be affirmatively stated by him at and before the adjournment of such meeting (in which event the fact of such dissent shall be entered by the secretary of the meeting in the minutes of the meeting), or (b) he shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. The right of dissent provided for by either clause
(a) or cause (b) of the immediately preceding sentence shall not be available, in respect of any matter acted upon at any meeting, to a Director who voted at the meeting in favor of such matter and did not change his vote prior to the time that the result of the vote on such matter was announced by the chairman of such meeting.

         A member of the Board of Directors may participate in a meeting of the Board by means of a conference telephone or similar communications equipment by which all Directors participating in the meeting can communicate with each other, and participation by these means constitutes presence in person at the meeting.

         Section 7. Consent Action by Directors. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if prior to such action a written consent to such action is signed by all members of the Board of Directors or such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or committee.

         Section 8. Removal. Any or all members of the Board of Directors may be removed, with or without cause, at a meeting of the shareholders called expressly for that purpose by the affirmative vote of the holders of not less than two-thirds (2/3) of the outstanding shares of capital stock then entitled to vote on the election of Directors, except that if the Board of Directors, by an affirmative vote of at least two-thirds (2/3) of the entire Board of Directors, recommends removal of a Director to the shareholders, such removal may be effected by the affirmative vote of the holders of not less than a majority of the outstanding shares of capital stock then entitled to vote on the election of Directors at a meeting of shareholders called expressly for that purpose.

         The provisions in this Section of the Bylaws may not be changed or amended except by a two-thirds (2/3) vote of the Board of Directors.

         Section 9. Dividends. The Board of Directors shall have power, subject to any restrictions contained in the Act or in the Articles of Incorporation and out of funds legally available therefore, to declare and pay dividends upon the outstanding capital stock of the Corporation as and when they deem expedient. Before declaring any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time in their absolute discretion deem proper for working capital, or as a reserve or reserves to meet contingencies or for such other purposes as the Board of Directors may determine, and the Board of Directors may in their absolute discretion modify or abolish any such reserve in the manner in which it was created.

         Section 10. Fixing of Record Date to Determine Shareholders Entitled to Receive Corporate Benefits. The Board of Directors may fix a day and hour not exceeding fifty (50) days preceding the date fixed for payment of any dividend or for the delivery of evidence of rights, or for the distribution of other corporate benefits, or for a determination of shareholders for any other purpose, as a record time for the determination of the shareholders entitled to receive any such dividend, rights or distribution, and in such case only shareholders of record at the time so fixed shall be entitled to receive such dividend, rights or distribution. If no record date is fixed for the determination of shareholders entitled to receive payment of a dividend, the end of the day on which the resolution of the Board of Directors declaring such dividend is adopted shall be the record date for such determination.

         Section 11. Interest of Directors in Contracts. Any contract or other transaction between the Corporation or any corporation in which this Corporation owns a majority of the capital stock shall be valid and binding, notwithstanding that the Directors or officers of this Corporation are identical or that some or all of the Directors or officers, or both, are also directors or officers of such other corporation.

         Any contract or other transaction between the Corporation and one or more of its Directors or members or employees, or between the Corporation and any firm of which one or more of its Directors are members or employees or in which they are interested, or between the Corporation and any corporation or association of which one or more of its Directors are stockholders, members, directors, officers, or employees or in which they are interested, shall be valid for all purposes, notwithstanding the presence of such Director or Directors at the meeting of the Board of Directors of the Corporation which acts upon, or in reference to, such contract or transaction and notwithstanding his or their participation in such action, if the fact of such interest shall be disclosed or known to the Board of Directors and the Board of Directors shall authorize, approve and ratify such contract or transaction by a vote of a majority of the Directors present, such interested Director or Directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contract or other transaction, which would otherwise be valid under the common and statutory law applicable thereto.

         Section 12. Committees. The Board of Directors may, by resolution adopted by a majority of the actual number of Directors elected and qualified, from time to time, designate from among its members an executive committee and one or more other committees.

         During the intervals  between  meetings of the Board of  Directors, any executive committee so appointed, unless expressly provided otherwise by law or these Bylaws, shall have and may exercise all the authority of the Board of Directors, including, but not limited to, the authority to issue and sell or approve any contract to issue or sell, securities or shares of the Corporation or designate the terms of a series or class of securities or shares of the Corporation. The terms which may be affixed by the executive committee include, but are not limited to, the price, dividend rate, and provisions of redemption, a sinking fund, conversion, voting, or preferential rights or other features of securities or class or series of a class of shares. Such committee may have full power to adopt a final resolution which sets forth these terms and to authorize a statement of such terms to be filed with the Secretary of State. However, such executive committee shall not have the authority to declare dividends or distributions, amend the Articles of Incorporation or the Bylaws, approve a plan of merger or consolidation, even if such plan does not require shareholder approval, reduce earned or capital surplus, authorize or approve the reacquisition of shares unless pursuant to a general formula or method specified by the Board of Directors, or recommend to the shareholders a voluntary dissolution of the Corporation or a revocation thereof.

         The Board of Directors may, in its discretion, constitute and appoint other committees, in addition to an executive committee, to assist in the management and control of the affairs of the Corporation, with responsibilities and powers appropriate to the nature of the several committees and as provided by the Board of Directors in the resolution of appointment or in subsequent resolutions and directives. Such committees may include, but are not limited to, an audit committee and a compensation and human resources committee.

         No member of any committee appointed by the Board of Directors shall continue to be a member thereof after he ceases to be a Director of the Corporation. However, where deemed in the best interests of the Corporation, to facilitate communication and utilize special expertise, directors of the Corporation's affiliated banks and corporations may be appointed to serve on such committees, as "affiliate representatives." Such affiliate representatives may attend and participate fully in meetings of such committees, but they shall not be entitled to vote on any matter presented to the meeting nor shall they be counted for the purpose of determining whether a quorum exists. The calling and holding of meetings of any such committee and its method of procedure shall be determined by the Board of Directors. To the extent permitted by law, a member of the Board of Directors, and any affiliate representative, serving on any such committee shall not be liable for any action taken by such committee if he has acted in good faith and in a manner he reasonably believes is in the best interests of the Corporation. A member of a committee may participate in a meeting of the committee by means of a conference telephone or similar communications equipment by which all members participating in the meeting can communicate with each other, and participation by these means constitutes presence in person at the meeting.

                                   ARTICLE VI

                                    Officers

         Section 1. Principal Officers. The principal officers of the Corporation shall be a Chairman of the Board, Vice Chairman of the Board, a President, one (1) or more Vice Presidents, a Treasurer and a Secretary. The Corporation may also have, at the discretion of the Board of Directors, such other subordinate officers as may be appointed in accordance with the provisions of these Bylaws. Any two (2) or more offices may be held by the same person, except the duties of President and Secretary shall not be performed by the same person. No person shall be eligible for the office of Chairman of the Board, Vice Chairman of the Board, or President who is not a Director of the Corporation.

         Section 2. Election and Term of Office. The principal officers of the Corporation shall be chosen annually by the Board of Directors at the annual meeting thereof. Each such officer shall hold office until his successor shall have been duly chosen and qualified, or until his death, or until he shall resign, or shall have been removed in the manner hereinafter provided.

         Section 3. Removal. Any principal officer may be removed, either with or without cause, at any time, by resolution adopted at any meeting of the Board of Directors by a majority of the actual number of Directors elected and qualified from time to time.

         Section 4. Subordinate Officers. In addition to the principal officers enumerated in Section 1 of this Article VI, the Corporation may have one or more Assistant Treasurers, one or more Assistant Secretaries and such other officers, agents and employees as the Board of Directors may deem necessary, each of whom shall hold office for such period, may be removed with or without cause, have such authority, and perform such duties as the President, or the Board of Directors may from time to time determine. The Board of Directors may delegate to any principal officer the power to appoint and to remove any such subordinate officers, agents or employees.

         Section 5. Resignations. Any officer may resign at any time by giving written notice to the Chairman of the Board of Directors, or to the President, or to the Secretary. Any such resignation shall take effect upon receipt of such notice or at any later time specified therein, and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

         Section 6. Vacancies. Any vacancy in any office for any cause may be filled for the unexpired portion of the term in the manner prescribed in these Bylaws for election or appointment to such office for such term.

         Section 7. Chairman of the Board. The Chairman of the Board, who shall be chosen from among the Directors, shall preside at all meetings of shareholders and at all meetings of the Board of Directors. He shall perform such other duties and have such other powers as, from time to time, may be assigned to him by the Board of Directors.

         Section 8. Vice Chairman of the Board. The Vice Chairman of the Board, who shall be chosen from among the Directors, shall act in the absence of the Chairman of the Board. He shall perform such other duties and have such other powers as, from time to time, may be assigned to him by the Board of Directors.

         Section 9. President. The President, who shall be chosen from among the Directors, shall be the chief executive officer of the Corporation and as such shall have general supervision of the affairs of the Corporation, subject to the control of the Board of Directors. He shall be an ex officio member of all standing committees. In the absence or disability of the Chairman of the Board and Vice Chairman of the Board, the President shall preside at all meetings of shareholders and at all meetings of the Board of Directors. Subject to the control and direction of the Board of Directors, the President may enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation. In general, he shall perform all duties and have all powers incident to the office of President, as herein defined, and all such other duties and powers as, from time to time, may be assigned to him by the Board of Directors.

         Section 10. Vice Presidents. The Vice Presidents in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the President and Executive Vice President, perform the duties and exercise the powers of the President. They shall perform such other duties and have such other powers as the President or the Board of Directors may from time to time assign.

         Section 11. Treasurer. The Treasurer shall have charge and custody of, and be responsible for, all funds and securities of the Corporation and shall deposit all such funds in the name of the Corporation in such banks or other depositories as shall be selected by the Board of Directors. He shall upon request exhibit at all reasonable times his books of account and records to any of the Directors of the Corporation during business hours at the office of the Corporation where such books and records shall be kept; shall render upon request by the Board of Directors a statement of the condition of the finances of the Corporation at any meeting of the Board of Directors or at the annual meeting of the shareholders; shall receive, and give receipt for, moneys due and payable to the Corporation from any source whatsoever; and in general, shall perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the President or the Board of Directors. The Treasurer shall give such bond, if any, for the faithful discharge of his duties as the Board of Directors may require.

         Section 12. Secretary. The Secretary shall keep or cause to be kept in the books provided for that purpose the minutes of the meetings of the shareholders and of the Board of Directors; shall duly give and serve all notices required to be given in accordance with the provisions of these Bylaws and by the Act; shall be custodian of the records and of the seal of the Corporation and see that the seal is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these Bylaws; and, in general, shall perform all duties incident to the office of Secretary and such other duties as may, from time to time, be assigned to him by the President or the Board of Directors.

         Section 13. Salaries. The salaries of the principal officers shall be fixed from time to time by the Board of Directors, and the salaries of any subordinate officers may be fixed by the President.

         Section 14. Voting Corporation's Securities. Unless otherwise ordered by the Board of Directors, the Chairman of the Board, the President and Secretary, and each of them, are appointed attorneys and agents of the Corporation, and shall have full power and authority in the name and on behalf of the Corporation, to attend, to act, and to vote all stock or other securities entitled to be voted at any meetings of security holders of corporations, or associations in which the Corporation may hold securities, in person or by proxy, as a stockholder or otherwise, and at such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such securities, and which as the owner thereof the Corporation might have possessed and exercised, if present, or to consent in writing to any action by any such other corporation or association. The Board of Directors by resolution from time to time may confer like powers upon any other person or persons.

                                   ARTICLE VII

                                 Indemnification

         Section 1. Indemnification of Directors, Officers, Employees and Agents. Every person who is or was a Director, officer, employee or agent of this Corporation or of any other corporation for which he is or was serving in any capacity at the request of this Corporation shall be indemnified by this Corporation against any and all liability and expense that may be incurred by him in connection with or resulting from or arising out of any claim, action, suit or proceeding, provided that such person is wholly successful with respect thereto or acted in good faith in what he reasonably believed to be in or not opposed to the best interest of this Corporation or such other corporation, as the case may be, and, in addition, in any criminal action or proceeding in which he had no reasonable cause to believe that his conduct was unlawful. As used herein, "claim, action, suit or proceeding" shall include any claim, action, suit or proceeding (whether brought by or in the right of this Corporation or such other corporation or otherwise), civil, criminal, administrative or investigative, whether actual or threatened or in connection with an appeal relating thereto, in which a Director, officer, employee or agent of this Corporation may become involved, as a party or otherwise,

         (i) by reason of his being or having been a Director, officer, employee, or agent of this Corporation or such other corporation or arising out of his status as such or

         (ii) by reason of any past or future action taken or not taken by him in any such capacity, whether or not he continues to be such at the time such liability or expense is incurred.

The terms "liability" and "expense" shall include, but shall not be limited to, attorneys' fees and disbursements, amounts of judgments, fines or penalties, and amounts paid in settlement by or on behalf of a Director, officer, employee, or agent, but shall not in any event include any liability or expenses on account of profits realized by him in the purchase or sale of securities of the Corporation in violation of the law. The termination of any claim, action, suit or proceeding, by judgment, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere, or its equivalent, shall not create a presumption that a Director, officer, employee, or agent did not meet the standards of conduct set forth in this paragraph.

         Any such Director, officer, employee, or agent who has been wholly successful with respect to any such claim, action, suit or proceeding shall be entitled to indemnification as a matter of right. Except as provided in the preceding sentence, any indemnification hereunder shall be made only if

         (i) the Board of Directors acting by a quorum consisting of Directors who are not parties to or who have been wholly successful with respect to such claim, action, suit or proceeding shall find that the Director, officer, employee, or agent has met the standards of conduct set forth in the preceding paragraph; or

         (ii) independent legal counsel shall deliver to the Corporation their written opinion that such Director, officer, employee, or agent has met such standards of conduct.

         If several claims, issues or matters of action are involved, any such person may be entitled to indemnification as to some matters even though he is not entitled as to other matters.

         The Corporation may advance expenses to or, where appropriate, may at its expense undertake the defense of any such Director, officer, employee, or agent upon receipt of an undertaking by or on behalf of such person to repay such expenses if it should ultimately be determined that he is not entitled to indemnification hereunder.

         The provisions of this Section shall be applicable to claims, actions, suits or proceedings made or commenced after the adoption hereof, whether arising from acts or omissions to act during, before or after the adoption hereof.

         The rights of indemnification provided hereunder shall be in addition to any rights to which any person concerned may otherwise be entitled by contract or as a matter of law and shall inure to the benefit of the heirs, executors and administrators of any such person.

         The Corporation may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation against any liability asserted against him and incurred by him in any capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Section or otherwise.

                                  ARTICLE VIII

                                   Amendments

         Except as expressly provided herein or in the Articles of Incorporation, the Board of Directors may make, alter, amend or repeal these Bylaws by an affirmative vote of a majority of the actual number of Directors elected and qualified.