Form 10-K
period 2001-12-31
FIRST MERCHANTS CORP
filed 2002-04-01
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001       Commission file number 0-17071

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

                                (Title of Class)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $309,923,269 as of March 15, 2002.

As of March 15, 2002 there were 12,780,341 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part of Form 10-K
              Documents                            Into Which Incorporated

Portions of the Registrant's Annual Report  Part II (Items 5, 6, 7, 7A, 8 and 9)
   to Shareholders for the year ended
          December 31, 2001
Portions of the Registrant's
     Definitive Proxy Statement for
     Annual Meeting of Shareholders
      to be held April 11, 2002                 Part III (Items 10 through 13)


Exhibit Index:  Page 31

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

  Item 5 -  Market For the Registrant's Common Equity and
            Related Stockholder Matters.......................................23

  Item 6 -  Selected Financial Data...........................................23

  Item 7 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................23

  Item 7A-  Quantitative and Qualitative Disclosures about Market Risk........23

  Item 8 -  Financial Statements and Supplementary Data.......................26

  Item 9 -  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosures..............................26

Part III

  Item 10- Directors and Executive Officers of the Registrant.................27

  Item 11- Executive Compensation.............................................27

  Item 12- Security Ownership of Certain Beneficial
           Owners and Management..............................................27

  Item 13- Certain Relationships and Related Transactions.....................27

Part IV

  Item 14- Financial Statement Schedules, Exhibits and
           Reports on Form 8-K................................................28

           Signatures.........................................................30

                                     PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

First Merchants Corporation (the "Corporation") was incorporated under Indiana law on September 20, 1982, as the bank holding company for First Merchants Bank, National Association ("First Merchants"), a national banking association incorporated in 1893. Prior to December 16, 1991, First Merchants' name was The Merchants National Bank of Muncie. On November 30, 1988, the Corporation acquired Pendleton Banking Company ("Pendleton"), a state chartered commercial bank organized in 1872. On July 31, 1991, the Corporation acquired First United Bank ("First United"), a state chartered commercial bank organized in 1882. On August 1, 1996, the Corporation acquired The Union County National Bank of Liberty ("Union County"), a national banking association incorporated in 1872. On October 2, 1996, the Corporation acquired The Randolph County Bank ("Randolph County"), a state chartered commercial bank founded in 1865. On April 1, 1998, Pendleton acquired the Muncie office of Insurance and Risk Management, Inc., which was renamed, on April 1, 1998, First Merchants Insurance Services, Inc. On April 1, 1999, the Corporation acquired The First National Bank of Portland ("First National"), a national banking association incorporated in 1904. On April 21, 1999, the Corporation acquired Anderson Community Bank ("Anderson"), a state charted commercial bank founded in 1995. Pendleton and Anderson were combined on April 21, 1999, to form Madison Community Bank ("Madison"). Decatur Bank and Trust Company ("Decatur")a state chartered commercial bank organized in 1966 was acquired on June 1, 2000. On January 19, 2000, First Merchants Reinsurance Company was formed to underwrite accident, health and credit life insurance. On July 1, 2001, the Corporation acquired Frances Slocum Bank & Trust Company ("Frances Slocum"), a state chartered commercial bank organized in 1963. Effective January 1, 2002, the Corporation acquired Delaware County Abstract Company, Inc. and Beebe & Smith Title Insurance Company, Inc., which were merged into Indiana Title Insurance Company, a wholly-owned subsidiary of the Corporation. Such title insurance operations were subsequently contributed to Indiana Title Insurance Company, LLC in which the Corporation has a 52.12% ownership interest.

As of December 31, 2001, the Corporation had consolidated assets of $1.787 billion, consolidated deposits of $1.421 billion and stockholders' equity of $179.1 million.

The Corporation is headquartered in Muncie, Indiana, and is presently engaged in conducting commercial banking business through the offices of its eight banking subsidiaries. As of December 31, 2001, the Corporation and its subsidiaries had 783 full-time equivalent employees.

Through its bank subsidiaries, the Corporation offers a broad range of financial services, including: accepting time, savings and demand deposits; making consumer, commercial, agri-business and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; providing full service brokerage; and providing other corporate services, letters of credit and repurchase agreements. Through various nonbank subsidiaries, the Corporation also offers personal and commercial lines of insurance and engages in the title agency business and the reinsurance of credit life, accident, and health insurance.

Acquisition Policy and Pending Transactions

The Corporation anticipates that it will continue its policy of geographic expansion of its banking business through the acquisition of banks whose operations are consistent with its community banking philosophy. Management routinely explores opportunities to acquire financial institutions and other financial services-related businesses and to enter into strategic alliances to expand the scope of its services and its customer base.

On October 15, 2001, the Corporation and Lafayette Bancorporation jointly announced the signing of a definitive agreement pursuant to which Lafayette Bancorporation will be merged with and into the Corporation. As a result of the merger, Lafayette Bank and Trust Company will become a wholly-owned subsidiary of the Corporation. Although the merger is subject to various contingencies, it is expected to be completed on April 1, 2002. All required shareholder and regulatory approvals relating to the merger have been obtained.

Lafayette Bank and Trust Company operates 20 branches in the Indiana counties of Carroll, Jasper, Tippecanoe and White. The Corporation intends to operate each of these branches after the merger under the name Lafayette Bank and Trust Company. At December 31, 2001, Lafayette Bancorporation had total assets of approximately $762 million and deposits of approximately $618 million.

As part of the merger, shareholders of Lafayette Bancorporation will receive approximately 2,773,059 shares of Corporation common stock and $50.9 million in cash. The Corporation will account for the merger under the purchase method of accounting.

--------------------------------------------------------------------------------

COMPETITION

The Corporation's banking subsidiaries are located in Adams, Delaware, Fayette, Hamilton, Henry, Howard, Jay, Madison, Miami, Wabash, Wayne, Randolph, and Union counties in Indiana and Butler county in Ohio. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the banking subsidiaries compete vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas.


                           REGULATION AND SUPERVISION

                       OF FIRST MERCHANTS AND SUBSIDIARIES

BANK HOLDING COMPANY REGULATION

The Corporation is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Thus, it is the policy of the Federal Reserve that, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any subsidiary bank that may become "undercapitalized" (as defined in the FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

The BHC Act requires the Corporation to obtain the prior approval of the Federal Reserve before:

1. Acquiring direct or indirect control or ownership of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank or bank holding company.

2.  Merging or consolidating with another bank holding company; or

3.  Acquiring substantially all of the assets of any bank.

The BHC Act generally prohibits bank holding companies that have not become financial holding companies from (i) engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries, and
(ii) acquiring or retaining direct or indirect control of any company engaged in the activities other than those activities determined by the Federal Reserve to be closely related to banking or managing or controlling banks.

The BHC Act does not place territorial restrictions on such nonbanking-related activities.

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

     The Corporation is required to comply with the Federal Reserve's risk-based capital guidelines. These guidelines require a minimum ratio of capital to risk-weighted assets of 8% (including certain off-balance sheet activities such as standby letters of credit). At least half of the total required capital must be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder may consist of a limited amount of subordinate debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance.

     In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the Corporation must maintain a minimum level of Tier 1 capital to average total consolidated assets. The ratio is 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

     The following are the Corporation's regulatory capital ratios as of December 31, 2001:

                                      Corporation       Regulatory Minimum
                                                            Requirement

Tier 1 Capital:                          10.6%                 4.0%
(to risk-weighted assets)

Total Capital:                           11.8%                 8.0%


BANK REGULATION

     First Merchants, Union County, and First National are national banks and are supervised, regulated and examined by the Office of the Comptroller of the Currency (the "OCC"). First United, Madison, Randolph County, Decatur and
Frances Slocum are state banks chartered in Indiana and are supervised, regulated and examined by the Indiana Department of Financial Institutions. In addition, five of the Corporation's subsidiaries, Madison, First United, Randolph County, Decatur and Frances Slocum are supervised, regulated and examined by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines that activities of the bank regularly represent an unsafe and unsound banking practice or a violation of law.

     Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

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

     All of the Corporation's affiliate banks exceed the risk-based capital guidelines of the FDIC and/or the OCC as of December 31, 2001.

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

     "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by the bank's parent holding company. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming
"critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

FDICIA continued

     As of December 31, 2001, each bank subsidiary of First Merchants is "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's (or the FDIC's) "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

DEPOSIT INSURANCE

     The Corporation's affiliated banks are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (i) the bank's capitalization, and (ii) supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

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

DIVIDEND LIMITATIONS

     National and state banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National and state banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2001, the Corporation's affiliate banks had no retained net profits available for 2002 dividends to the Corporation without prior regulatory approval.

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

INTERSTATE BANKING AND BRANCHING

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") subject to certain concentration limits, required regulatory approvals and other requirements, (i) financial holding companies such as the Corporation are permitted to acquire banks and bank holding companies located in any state; (ii) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (iii) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.

FINANCIAL SERVICES MODERNIZATION ACT

     The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the existing BHC Act. Under this legislation, bank holding companies would be permitted to conduct essentially unlimited securities and insurance activities as well as other activities determined by the Federal Reserve Board to be financial in nature or related to financial services. As a result, the Corporation is able to provide securities and insurance services. Furthermore, under this legislation, the Corporation is able to acquire, or be acquired by, brokerage and securities firms and insurance underwriters. In addition, the Financial Services Modernization Act broadens the activities that may be conducted by national banks through the formation of financial subsidiaries. Finally, the Financial Services Modernization Act modifies the laws governing the implementation of the Community Reinvestment Act and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also effective March 11, 2000, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Federal Reserve Bank of Chicago approved the Corporation's application to become a Financial Holding Company effective September 13, 2000.

ADDITIONAL MATTERS

     The Corporation and its affiliate banks are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with the bank's extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated parties.

     In addition to the matters discussed above, the Corporation's affiliate banks are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

     The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve.

     Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Corporation and its affiliate banks in particular would be affected.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Corporation from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "estimate,"
"project," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include:

     *  statements of the Corporation's goals, intentions and expectations;

     * statements regarding the Corporation's business plan and growth strategies;

     * statements regarding the asset quality of the Corporation's loan and investment portfolios; and

     *  estimates of the Corporation's risks and future costs and benefits.

     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

     * fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect the Corporation's net interest margin, asset valuations and expense expectations;

     * adverse changes in the Indiana economy, which might affect the Corporation's business prospects and could cause credit-related losses and expenses;

     * adverse developments in the Corporation's loan and investment portfolios;

     * competitive factors in the banking industry, such as the trend towards consolidation in the Corporation's market; and

     * changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like the Corporation's affiliate banks.

     Because of these and other uncertainties, the Corporation's actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Corporation's past results of operations do not necessarily indicate its future results.

STATISTICAL DATA

The following tables set forth statistical data relating the Corporation and its subsidiaries.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.
(Dollars in Thousands)

                                                  2001                            2000                            1999
                                   -------------------------------  -------------------------------  -------------------------------
                                               Interest                         Interest                         Interest
                                    Average    Income/    Average    Average    Income/    Average    Average    Income/    Average
                                    Balance    Expense      Rate     Balance    Expense      Rate     Balance    Balance      Rate
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Assets:
Federal funds sold ........       $   31,820    $    899     2.8%  $    9,938    $    666     6.7%   $   14,369    $    657   4.6%
Interest-bearing deposits......        2,060         106     5.1        1,807         103     5.7         1,105          59   5.3
Federal Reserve and
  Federal Home Loan Bank stock.        7,657         559     7.3        6,456         585     9.1         5,121         446   8.7
Securities: (1)
  Taxable .......................    179,006      11,207     6.3      235,745      14,478     6.1       256,424      15,459   6.0
  Tax-exempt ....................     85,288       6,312     7.4       95,836       7,057     7.4       111,437       8,066   7.2
                                  ----------    --------           ----------    --------            ----------    --------
    Total Securities.............    264,294      17,519     6.6      331,581      21,535     6.5       367,861      23,525   6.4
Mortgage loans held for sale.....        481          41     8.5           75           8    10.7           125          15  12.0
Loans: (2)
  Commercial ....................    612,031      49,786     8.1      492,793      45,373     9.2       416,757      35,616   8.5
  Bankers' acceptance and
    Commercial paper purchased...                                                                           371          18   4.9
  Real estate mortgage...........    404,831      31,908     7.9      372,104      29,795     8.0       332,670      26,604   8.0
  Installment ...................    245,978      21,388     8.7      233,966      20,622     8.8       183,534      16,113   8.8
  Tax-exempt ....................      7,234         674     9.3        5,075         478     9.4         2,259         358  15.8
                                  ----------    --------           ----------    --------            ----------    --------
    Total loans .................  1,270,555     103,797     8.2    1,104,013      96,276     8.7       935,716      78,724   8.4
                                  ----------    --------           ----------    --------            ----------    --------
    Total earning assets.........  1,576,386     122,880     7.8    1,453,795     119,165     8.2     1,324,172     103,411   7.8
                                  ----------    --------           ----------    --------            ----------    --------
Net unrealized gain (loss) on securities
available for sale...............      2,608                          (13,421)                              (47)
Allowance for loan losses........    (13,736)                         (11,570)                          (10,821)
Cash and due from banks..........     42,814                           39,250                            36,873
Premises and equipment ..........     25,265                           22,349                            19,794
Other assets ....................     56,357                           42,308                            27,259
                                   ---------                        ---------                         ---------
    Total assets ................ $1,689,694                       $1,532,711                        $1,397,230
                                  ==========                       ==========                        ==========
Liabilities:
  Interest-bearing deposits:
    NOW accounts ................ $  192,573       2,475     1.3%  $  168,773       2,920     1.7%   $  152,268       2,642   1.7%

    Money market deposit accounts    214,087       6,386     3.0      193,932       9,000     4.6       177,091       6,804   3.8
    Savings deposits ............    122,175       2,310     1.9       98,988       2,477     2.5        95,344       2,399   2.5
    Certificates and other
      time deposits .............    655,477      34,655     5.3      612,605      35,210     5.7       518,624      26,694   5.1
                                  ----------    --------           ----------    --------            ----------    --------
  Total interest-bearing
    deposits.....................  1,184,312      45,826     3.9    1,074,298      49,607     4.6       943,327      38,539   4.1

Borrowings ......................    171,771      10,248     6.0      169,869      10,939     6.4       154,839       8,359   5.4
                                  ----------    --------           ----------    --------            ----------    --------
  Total interest-bearing
    liabilities..................  1,356,083      56,074     4.1    1,244,167      60,546     4.9     1,098,166      46,898   4.3
Noninterest-bearing deposits.....    147,318                          134,717                           129,747
Other liabilities ...............     20,061                           12,381                            19,595
                                  ----------                       ----------                        ----------
    Total liabilities............  1,523,462                        1,391,265                         1,247,508
Stockholders' equity ............    166,232                          141,446                           149,722
                                  ----------                       ----------                        ----------
    Total liabilities and
     stockholders' equity........ $1,689,694      56,074     3.6(3)$1,532,711      60,546     4.2(3) $1,397,230      46,898   3.5(3)
                                  ==========    --------           ==========    --------            ==========    --------
    Net interest income .........               $ 66,806                          $ 58,619                          $ 56,513
                                                ========                          ========                          ========
    Net interest margin..........                            4.2                               4.0                            4.3
(1)     Average  balance of securities  is computed  based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
(2)     Nonaccruing loans have been included in the average balances.
(3)     Total interest expense divided by total earning assets adjustment to convert tax exempt investment  securities to fully taxable equivalent
        basis,    using   marginal   rate   of   35%   for   2001,   2000,   and
        1999.............................
                                                 $2,445                            $2,637                            $2,948
                                                 ======                            ======                            ======
                                                                         Page 10

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

                                                 2001 Compared to 2000                              2000 Compared to 1999
                                               Increase (Decrease) Due To                         Increase (Decrease) Due To
                                        -----------------------------------------          -----------------------------------------


                                          Volume         Rate          Total                Volume         Rate          Total
                                          ------         ----          -----                ------         ----          -----
                                                        (Dollars in Thousands on Fully Taxable Equivalent Basis)

Interest income:
  Federal funds sold ...............     $   795       $   (562)     $    233               $  (240)      $    249     $      9
  Interest-bearing deposits ........          14            (11)            3                    40              4           44
  Federal Reserve and Federal
    Home Loan Bank stock ...........          98           (124)         (26)                   120             19          139
  Securities .......................      (4,452)           436       (4,016)                (2,351)           361       (1,990)
  Mortgage loans held for sale .....          35             (2)          33                     (5)            (2)          (7)
  Loans ............................      13,843         (6,355)       7,488                 14,593          2,966       17,559
                                         --------      ---------    ---------               --------      ---------    ---------
  Totals ...........................      10,333         (6,618)       3,715                 12,157          3,597       15,754
                                         --------      ---------    ---------               --------      ---------    ---------
Interest expense:
  NOW accounts .....................         374           (819)        (445)                   286             (8)         278
  Money market deposit
    accounts........................         860         (3,474)      (2,614)                   689          1,507        2,196
  Savings deposits..................         511           (678)        (167)                    91            (13)          78
  Certificates and other
    time deposits...................       2,372         (2,927)        (555)                 5,181          3,335        8,516
  Borrowings........................         121           (812)        (691)                   864          1,716        2,580
                                         --------      ---------    ---------               --------      ---------    ---------
    Totals..........................       4,238         (8,710)      (4,472)                 7,111         (6,537)      13,648
                                         --------      ---------    ---------               --------      ---------    ---------

Change in net interest
  income (fully taxable
  equivalent basis)................      $ 6,095       $  2,092     $  8,187                $ 5,046       $ (2,940)    $  2,106
                                         ========      =========                            ========      =========


Tax equivalent adjustment
  using marginal rate
  of 35% for 2001, 2000,
 and 1999..........................                                      192                                                311
                                                                   ----------                                         ----------


Change in net interest
  income...........................                                $   8,379                                          $   2,417
                                                                   ==========                                         ==========


INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                          (Dollars in Thousands)

Available for sale at December 31, 2001:
    U.S. Treasury..............................        $    124                                          $    124
    Federal agencies...........................          30,808         $    767        $      2           31,573
    State and municipal........................          74,776            1,644             215           76,205
    Mortgage-backed securities.................         100,811            1,710               1          102,520
    Other asset-backed securities  ............          10,116              167                           10,283
    Corporate obligations  ....................           3,498              116                            3,614
    Marketable equity securities...............           7,472                              123            7,349
                                                       --------         --------        --------         --------
       Total available for sale................         227,605            4,404             341          231,668
                                                       --------         --------        --------         --------

Held to maturity at December 31, 2001:
   State and municipal.........................           8,426              166              58            8,534
   Mortgage-backed securities..................             228                                               228
                                                       --------         --------        --------         --------
      Total held to maturity...................           8,654              166              58            8,762
                                                       --------         --------        --------         --------
      Total investment securities..............        $236,259         $  4,570        $    399         $240,430
                                                       ========         ========        ========         ========

Available for sale at December 31, 2000:
    U.S. Treasury..............................        $  2,997                                          $  2,997
    Federal agencies...........................          55,403         $    268        $    155           55,516
    State and municipal........................          81,370            1,045             103           82,312
    Mortgage-backed securities.................         127,907              139             922          127,124
    Other asset-backed securities  ............          19,924               10             148           19,786
    Corporate obligations  ....................           7,238                9             395            6,852
    Marketable equity securities...............           1,277                              134            1,143
                                                       --------         --------        --------         --------
       Total available for sale................         296,116            1,471           1,857          295,730
                                                       --------         --------        --------         --------

Held to maturity at December 31, 2000:
   U.S. Treasury...............................             250                                               250
   State and municipal.........................          11,645              131              36           11,740
   Mortgage-backed securities..................             338                                               338
                                                       --------         --------        --------         --------
      Total held to maturity...................          12,233              131              36           12,328
                                                       --------         --------        --------         --------
      Total investment securities..............        $308,349         $  1,602        $  1,893         $308,058
                                                       ========         ========        ========         ========


--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                            Gross          Gross
                                                       Amortized         Unrealized      Unrealized        Fair
                                                          Cost              Gains          Losses         Value
                                                     ---------------   --------------  --------------  ------------
Available for sale at December 31, 1999:
    U.S. Treasury..............................       $   7,337         $      3         $    72         $  7,268
    Federal agencies...........................          61,215               50           1,199           60,066
    State and municipal........................          94,598              568             945           94,221
    Mortgage-backed securities.................         141,673               58           4,332          137,399
    Other asset-backed securities  ............          21,773                              758           21,015
    Corporate obligations  ....................           9,082                4             140            8,946
    Marketable equity securities...............             915                              162              753
                                                      ---------         --------         -------         --------
       Total available for sale................         336,593              683           7,608          329,668
                                                      ---------         --------         -------         --------

Held to maturity at December 31, 1999:
   U.S. Treasury...............................             250                                2              248
   State and municipal.........................          13,243               77              13           13,307
   Mortgage-backed securities..................             311                1               1              311
   Other asset-backed securities...............             499                               81              418
                                                      ---------         --------         -------         --------
      Total held to maturity...................          14,303               78              97           14,284
                                                      ---------         --------         -------         --------
      Total investment securities..............       $ 350,896         $    761         $ 7,705         $343,952
                                                      =========         ========         =======         ========


                                                                              Cost
                                                    ----------------------------------------------------------
                                                          2001                 2000                 1999
                                                          ----                 ----                 ----
Federal Reserve and Federal Home Loan
   Bank stock at December 31:
Federal Reserve Bank stock ....................         $  493               $  493               $  493
Federal Home Loan Bank stock ..................          7,857                6,692                5,365
                                                         -----                -----                -----
    Total .....................................         $8,350               $7,185               $5,858
                                                        ======               ======               ======

The Fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 2001 were:

Securities available for sale December 31, 2001:

                                                 Within 1 Year                 1-5 Years                  5-10 Years
                                                 -------------                 ---------                  ----------
                                              Amount        Yield*        Amount        Yield*       Amount        Yield*
                                              ------        ------        ------        ------       ------        ------
U.S. Treasury......................          $   124          2.1%
Federal Agencies...................            2,529          5.6        $21,145         5.0%       $ 5,894          2.5%
State and Municipal................           15,741          6.9         35,648         7.3          9,462          8.0
Corporate Obligations..............            1,537          6.5          2,077         6.5
                                             -------                     -------                    -------
    Total..........................          $19,931          6.7%       $58,870         6.5%       $15,356          5.9%
                                             =======                     =======                    =======

--------------------------------------------------------------------------------

                                                                            Marketable Equity,
                                                                            Mortgage and Other
                                             Due After Ten Years         Asset-Backed Securities                Total
                                             -------------------         -----------------------                -----
                                            Amount         Yield*         Amount         Yield*          Amount        Yield*
                                            ------         ------         ------         ------          ------        ------
U.S. Treasury........................                                                                  $    124         2.1%
Federal Agencies.....................     $  2,005           2.5%                                        31,573         4.8
State and Municipal..................       15,354           7.9                                         76,205         7.4
Corporate Obligations................                                                                     3,614         6.5
Marketable Equity Security...........                                  $   7,349           5.6%           7,349         5.6
Mortgage-backed securities...........                                    102,520           6.4          102,520         6.4
Other asset-backed securities........                                     10,283           5.7           10,283         5.7
                                          --------                     ---------                       --------
    Total............................     $ 17,359           7.3%      $ 120,152           6.3%        $231,668         6.5%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 2001:

                                                  Within 1 Year                1-5 Years                   5-10 Years
                                                  -------------                ---------                   ----------
                                            Amount         Yield*         Amount        Yield*       Amount         Yield*
                                            ------         ------         ------        ------       ------         ------
State and Municipal..................     $  2,545           6.9%        $ 3,217          7.4%       $1,944           7.9%


                                                                             Mortgage Backed
                                            Due After Ten Years                Securities                     Total
                                            -------------------               ------------                    -----
                                           Amount          Yield*         Amount        Yield*        Amount        Yield*
                                           ------          ------         ------        ------        ------        ------
State and Municipal..................     $   720            8.7%                                     $ 8,426         7.5%
Mortgage-backed securities...........                                    $   228          8.2%            228         8.2
                                          -------                        -------                      -------
     Total............................    $   720            8.7%        $   228          8.2%        $ 8,654         7.5%
                                          =======                        =======                      =======


   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 2001:

                                           Amount          Yield
Federal Reserve Bank Stock...........     $  493            6.00%
Federal Home Loan Bank stock.........      7,857            6.75
                                          -------
    Total............................     $8,350            6.71%
                                          =======

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:

                                                     2001              2000             1999             1998            1997
                                                     ----              ----             ----             ----            ----
                                                                               (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans...........................   $  301,962        $  258,405         $224,712        $188,841         $178,696
  Bankers acceptances and loans
    to financial institutions..................                                                             900              705
  Agricultural production
    financing and other loans
    to farmers.................................       29,645            24,547           21,547          21,951           16,764
  Real estate loans:
    Construction...............................       58,316            45,412           31,996          31,719           22,710
    Commercial and farmland....................      230,233           167,317          150,544         137,671          142,394
    Residential................................      544,028           466,660          380,596         361,611          331,405
  Individuals' loans for
    household and other
    personal expenditures......................      179,364           201,629          181,906         143,075          139,620
  Tax-exempt loans.............................        7,277             6,093            4,070           2,652            2,598
  Other loans..................................        8,800             5,523            3,552           2,073            3,782
                                                   ----------        ----------        ---------       ---------        ---------
                                                   1,359,625         1,175,586          998,923         890,493          838,674
  Unearned interest on loans...................          (39)                               (28)           (137)            (487)
                                                   ----------        ----------        ---------       ---------        ---------
            Total loans........................   $1,359,586        $1,175,586         $998,895        $890,356         $838,187
                                                   ==========        ==========        =========       =========        =========

Residential Real Estate Loans Held for Sale at December 31, 2001, 2000, 1999, 1998, and 1997 were $307,000, $0, $61,000, $775,800, and $471,400.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


Presented in the table below are the maturities of loans (excluding commercial real estate, banker acceptances, farmland, residential real estate and individuals' loans) outstanding as of December 31, 2001. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                               Maturing
                                                    Within              1-5               Over
                                                    1 Year             Years             5 Years            Total
                                                 --------------    ---------------    --------------     ------------
                                                                        (Dollars in Thousands)
Commercial and industrial loans................  $  218,241        $  59,372           $  24,349          $  301,962
Agricultural production financing
  and other loans to farmers...................      26,281            2,656                 708              29,645
Real estate - Construction.....................      35,759           19,720               2,837              58,316
Tax-exempt loans...............................         144            3,969               3,164               7,277
Other loans....................................       2,340            6,447                  13               8,800
                                                 ----------        ---------            ---------         ----------
      Total....................................  $  282,765        $  92,164            $ 31,071          $  406,000
                                                 ==========        =========            =========         ==========


                                                                       Maturing
                                                  ---------------------------------------------------
                                                           1 - 5                       Over
                                                           Years                     5 Years
                                                           -----                     -------
                                                                (Dollars in Thousands)
Loans maturing after one year with:

  Fixed rate..............................          $      55,141               $     31,038
  Variable rate...........................                 37,023                         33
                                                    -------------               ------------
    Total.................................          $      92,164               $     31,071
                                                    =============               ============

NONACCRUING, CONTRACTUALLY PAST DUE 90 DAYS OR MORE
OTHER THAN NONACCRUING AND RESTRUCTURED LOANS

                                                                              December 31
                                                  --------------------------------------------------------------------
                                                   2001          2000           1999           1998            1997
                                                   ----          ----           ----            ----           ----
                                                                       (Dollars in Thousands)
Nonaccruing loans.........................        $6,327        $2,370         $1,280          $1,073          $2,146
Loans contractually past due 90
  days or more other than
  nonaccruing.............................         4,828         2,483          2,826           2,334           2,034
Restructured loans........................         3,511         3,085            908           1,110           1,086


Nonaccruing loans are loans which are reclassified to a nonaccruing status when in management's judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower, because of a deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

Interest income of $412,000 for the year ended December 31, 2001, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $542,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $18,798,000 as of December 31, 2001, not included in the table above, or impaired loan table in the footnotes to the consolidated financial statements, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

The Corporation's affiliate banks generate commercial, mortgage and consumer loans from customers located primarily in central and east-central Indiana and Butler County, Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the automotive and agricultural industries.

----------------

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                                    2001            2000            1999            1998           1997
                                                    ----            ----            ----            ----           ----
                                                                          (Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1....................        $ 12,454        $ 10,128        $  9,209        $ 8,429        $ 8,010

  Chargeoffs:
    Commercial and industrial(1)...........          1,688             974             361            794            543
    Real estate mortgage(3)................            227              43              40             44             31
    Individuals' loans for household and
      other personal expenditures,
      including other loans................          1,632           1,274           1,368          1,393          1,375
                                                  --------        --------        --------        -------        -------
      Total chargeoffs.....................          3,547           2,291           1,769          2,231          1,949
                                                  --------        --------        --------        -------        -------
  Recoveries:
    Commercial and industrial(2)...........            176             171             114            325            364
    Real estate mortgage(4)................             32               1              32             20              1
    Individuals' loans for household and
      other personal expenditures,
      including other loans................            365             407             301            294            268
                                                  --------        --------        --------        -------        -------
      Total recoveries.....................            573             579             447            639            633
                                                  --------        --------        --------        -------        -------

  Net chargeoffs...........................          2,974           1,712           1,322          1,592          1,316
                                                  --------        --------        --------        -------        -------
  Provisions for loan losses...............          3,576           2,625           2,241          2,372          1,735
  Allowance acquired in purchase...........          2,085           1,413
                                                  --------        --------        --------        -------        -------
  Balance at December 31...................        $15,141         $12,454         $10,128        $ 9,209        $ 8,429
                                                  ========        ========        ========        =======        =======

  (1)Category also includes the chargeoffs for bankers acceptances, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.
  (2)Category also includes the recoveries for bankers acceptances, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.
  (3)Category includes the chargeoffs for construction, commercial and farmland and residential real estate loans.
  (4)Category includes the recoveries for construction, commercial and farmland and residential real estate loans.

  Ratio of net chargeoffs during the
   period to average loans
   outstanding during the period..........           .23%             .16%            .14%           .18%           .16%




----------------

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:

                                                                     2001                            2000
                                                         -------------------------       -------------------------
                                                          Amount          Per Cent        Amount          Per Cent
                                                         --------         --------       --------         --------
                                                                          (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $  6,884            28.8%       $  4,478            28.0%
  Real estate mortgage(2).....................              2,655            56.9           1,554            53.9
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              5,502            14.3           4,622            18.1
  Unallocated.................................                100            N/A            1,800            N/A
                                                         --------           ------       --------           ------
  Totals......................................           $ 15,141           100.0%       $ 12,454           100.0%
                                                         ========           ======       ========           ======


                                                                    1999                             1998
                                                         -------------------------        -------------------------
                                                          Amount          Per Cent         Amount          Per Cent
                                                         --------         --------        --------         --------
                                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $  3,347            27.8%        $  2,954           27.3%
  Real estate mortgage(2).....................              1,297            53.2            1,313           56.1
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              3,914            19.0            3,514           16.6
  Unallocated.................................              1,570            N/A             1,428            N/A
                                                         --------           ------        --------          ------
  Totals......................................           $ 10,128           100.0%        $  9,209          100.0%
                                                         ========           ======        ========          ======


                                                                    1997
                                                         -------------------------
                                                          Amount          Per Cent
                                                         --------         --------
Balance at December 31:                                   (Dollars in Thousands)
  Commercial and industrial(1)................           $  3,230            26.1%
  Real estate mortgage(2).....................              1,319            56.5
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              2,122            17.4
  Unallocated. .... ..........................              1,758            N/A
                                                         --------           ------
  Totals......................................           $  8,429           100.0%
                                                         ========           ======

  (1) Category also includes the allowance for loan losses and per cent of loans for bankers acceptances, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.
  (2) Category includes the allowance for loan losses and per cent of loans for construction, commercial and farmland and residential real estate loans.

----------------

Loan Loss Chargeoff Procedures

The   Corporation's   affiliate   banks  have  weekly  meetings  at  which  loan
delinquencies, maturities and problems are reviewed. The Boards of Directors receive and review reports on loans monthly.

The Executive Committee of the Corporation's Board of Directors meets bimonthly to approve or disapprove all new loans in excess of $1,000,000 and the Board reviews all commercial loans in excess of $50,000 which were made or renewed during the preceding month. Madison's and First United's loan committees, consisting of all loan officers and the president, meet as required to approve or disapprove any loan which is in excess of an individual loan officer's lending limit.

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                                           2001              2000               1999
                                                                     ---------------   ---------------    ----------------
                                                                                    (Dollars in Thousands)
For the year ending December 31:
  Impaired loans with an allowance...................                 $     10,381      $      7,862       $      2,742
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan.......................                       10,780             6,977              4,398
                                                                      ------------      ------------       ------------

        Total impaired loans.........................                 $     21,161      $     14,839       $      7,140
                                                                      ============      ============       ============

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses).........                 $      3,251      $      2,253       $      1,061
  Average balance of impaired loans..................                       22,327            15,053              8,770
  Interest income recognized on impaired loans.......                        1,538             1,361                705
  Cash basis interest included above.................                        1,555             1,080                637

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2001, 2000 and 1999 are presented within the Distribution of Assets, Liabilities and Stockholders' Equity table on page 10 of this Form 10-K.

As of December 31, 2001, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                       Maturing
                                                   -------------------------------------------------
                                    3 Months            3-6              6-12            Over 12
                                    or less           Months            Months           Months             Total
                                  -------------    --------------    --------------   --------------    --------------
                                                                (Dollars in Thousands)
Certificates of deposit and
  other time deposits..........     $ 84,008         $ 31,571           $ 40,524         $ 36,297          $192,400
Per cent.......................           44%              16%                21%              19%              100%

RETURN ON EQUITY AND ASSETS

                                                                     2001                2000                 1999
                                                              -----------------   -----------------    -----------------
Return on assets (net income divided by
  average total assets)....................                          1.31%               1.30%                1.37%
Return on equity (net income divided by
  average equity)..........................                         13.36               14.10                12.75
Dividend payout ratio (dividends per
  share divided by net income per share)...                         51.69               51.81                53.33
Equity to assets ratio (average equity
  divided by average total assets).........                          9.84                9.23                10.72

SHORT-TERM BORROWINGS

                                                                     2001                2000                 1999
                                                              -----------------   -----------------    -----------------
                                                                               (Dollars in Thousands)
Balance at December 31:
  Securities sold under repurchase
    agreements (short-term portion)........                       $  22,732           $  31,956            $  42,957
  Federal funds purchased..................                          10,500                 975               28,885
  U.S. Treasury demand notes...............                           6,273               4,968                9,506
                                                                  ---------           ---------            ---------

          Total short-term borrowings.........                    $  39,505           $  37,899            $  81,348
                                                                  =========           =========            =========

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:

                                                                       2001                2000                 1999
                                                                 -----------------   -----------------    -----------------
                                                                                   (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:

    Securities sold under repurchase
        agreements(short-term portion)..............                   3.3%                6.2%                 5.5%
    Total short-term borrowings.....................                   2.4                 5.6                  5.3

Weighted average interest rate during the year:
    Securities sold under repurchase
        Agreements (short-term portion).............                   3.7%                5.6%                 4.5%
    Total short-term borrowings.....................                   4.0                 5.0                  4.5

Highest amount outstanding at any month end
during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  17,750           $  14,505            $  19,700
    Total short-term borrowings.....................                46,195              56,099               55,893

Average amount outstanding during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  14,036           $  12,116            $  17,696
    Total short-term borrowings.....................                22,126              33,165               36,157

ITEM 2.  PROPERTIES.
--------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. The building is owned by First Merchants.

The Corporation's affiliate banks conduct business through numerous facilities owned and leased by the respective affiliate banks. Of the 48 banking offices operated by the Corporation's affiliate banks, 40 are owned by the respective banks and 8 are leased from non-affiliated third parties.

None of the properties owned by the Corporation's affiliate banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2001 was $27,684,000.

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS.

There is no pending legal proceeding, other than ordinary routine litigation incidental to the business of the Corporation or its subsidiaries, of a material nature to which the Corporation or its subsidiaries is a party or of which any of their properties are subject. Further, there is no material legal proceeding in which any director, officer, principal shareholder, or affiliate of the Corporation, or any associate of any such director, officer or principal shareholder, is a party, or has a material interest, adverse to the Corporation or any of its subsidiaries.

None of the routine legal proceedings, individually or in the aggregate, in which the Corporation or its affiliates are involved are expected to have a material adverse impact on the financial position or the results of operations of the Corporation.

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------
The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation and all persons chosen to become executive officers are listed below.

                                                 Offices with the Corporation                 Principal Occupation
               Name and Age                          And Subsidiary Banks                    During Past Five Years
------------------------------------------- ---------------------------------------- ----------------------------------------

Michael L. Cox                              President, Chief Executive Officer       Chief Executive Officer of the
57                                          Corporation                              Corporation since April 1999;
                                                                                     President First Merchants from
                                                                                     April 1999 to September 2000;
                                                                                     President and Chief Operating Officer,
                                                                                     Corporation since August 1998 and
                                                                                     May, 1994 to April 1999 respectively;
                                                                                     President and Chief Operating Officer,
                                                                                     First Merchants from April, 1996 to
                                                                                     April 1999; Director, Corporation
                                                                                     and First  Merchants since December, 1984

Roger M. Arwood                             Executive Vice President, Corporation    President and Chief Executive Officer First
50                                          and President and CEO First Merchants    Merchants since September 2000, Bank of
                                                                                     America from 1983 to February 2000.
                                                                                     Executive Vice President of the
                                                                                     Corporation and First Merchants since
                                                                                     February of 2000


Larry R. Helms                              Executive Vice President, Corporation    Executive Vice President, Corporation
61                                          and First Merchants; General Counsel     since September 2000; Senior Vice President
                                            and Secretary, Corporation               General Counsel, Corporation 1982 to September
                                                                                     2000 Corporation since 1990 and Secretary
                                                                                     since January 1, 1997; Senior Vice
                                                                                     President, First Merchants since
                                                                                     January 1979; Director of First United
                                                                                     Bank since 1991 and Pendleton Banking
                                                                                     Company since 1992

James L. Thrash(1)                          Senior Vice President, Corporation       Senior Vice President and Chief
52                                          and First Merchants; Chief Financial     Financial Officer of the Corporation
                                            Officer, Corporation                     since 1990; Senior Vice President,
                                                                                     First Merchants since 1990

Roy A. Eon                                  Senior Vice President of Operations      Senior Vice President One Valley Bancorp;
50                                          and Technology, Corporation and First    Senior Vice President and National Manager of
                                            Merchants since January 8, 2001          Deposit Operations, Banc One Corporation;
                                                                                     Senior Vice President State Operations Manager
                                                                                     for Kentucky, Banc One Corporation.

Mark K. Hardwick(1)                         Vice President, Corporate Controller,    Corporate Controller, Corporation since
31                                          Corporation                              November 1997; Senior Accountant, Geo. S.
                                                                                     Olive & Company from September 1994 to October
                                                                                     1997

(1) On April 12, 2002, Mr. Hardwick will replace Mr. Thrash as the Corporation's
    Chief Financial Officer.  Mr. Thrash will become the head of First Merchants
    Trust and Investment Services division.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

Except as noted below, the information required under this item is incorporated by reference to page 44 of the Corporation's 2001 Annual Report to Stockholders under the caption "Stock Information," Exhibit 13.

On July 1, 2001, the Corporation issued nonqualified stock options to acquire 7,350 shares of common stock of the Corporation to directors of its lead subsidiary bank, First Merchants. The stock option exercise price was $21.75, and no consideration was paid by the directors for such stock options. The options, which have a ten year life, become 100 percent vested after six months from the date of grant and are fully exercisable when vested.

The stock options were issued without registration under the Securities Act of 1933 ("Securities Act") in reliance on an exemption under Section 3(a)(11) of the Securities Act and Rule 147 promulgated thereunder. As provided under Rule 147, both the Corporation and directors are deemed to be a resident of the State of Indiana. In addition, the Corporation is deemed to be doing business in the State of Indiana, and the Rule 147 resale limitations and precautions against interstate offers and sales are being strictly adhered to.

ITEM 6.      SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

The  information  on  page  2  of  the  Corporation's   2001  Annual  Report  to
Stockholders - Financial Review under the caption "Five-Year Summary of Selected Financial Data", is expressly incorporated herein by reference.

ITEM 7.      MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information on page 3 through 11 of the Corporation's 2001 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion &
Analysis of Financial Condition and Results of Operations", is expressly incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------------------

     Asset/Liability Management has been an important factor in the Corporation's ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor the Corporation's liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings. Decisions regarding investment and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, the Corporation's exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

     It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Corporation's Asset/Liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are both constructed, presented and monitored quarterly.

     Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2001, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2001.

INTEREST RATE SENSITIVITY ANALYSIS
(dollars in thousands)                                                                At December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                1-180 DAYS   181-365 DAYS    1-5 YEARS    BEYOND 5 YEARS     TOTAL
====================================================================================================================================
Rate-Sensitive Assets:
   Federal funds sold and interest-bearing deposits .........   $   38,156                                                $   38,156
   Investment securities ....................................       49,359    $   48,319     $   99,688     $   42,956       240,322
   Loans ....................................................      651,749       103,333        479,332        125,211     1,359,625
   Federal Reserve and Federal Home Loan Bank stock .........        8,350                                                     8,350
                                                                ----------    ----------     ----------     ----------    ----------
        Total rate-sensitive assets .........................      747,614       151,652        579,020        168,167     1,646,453
                                                                ----------    ----------     ----------     ----------    ----------
Rate-Sensitive Liabilities:
   Interest-bearing deposits ................................      508,028       345,873        344,841         35,522     1,234,264
   Securities sold under repurchase agreements ..............       22,732                       22,900                       45,632
   Other short-term borrowings ..............................       16,773                                                    16,773
   Federal Home Loan Bank advances ..........................        4,756        14,422         59,069         25,252       103,499
   Other borrowed funds .....................................                      8,500                                       8,500
                                                                ----------    ----------     ----------     ----------    ----------
        Total rate-sensitive liabilities ....................      552,289       368,795        426,810         60,774     1,408,668
                                                                ----------    ----------     ----------     ----------    ----------

Interest rate sensitivity gap by period .....................   $  195,325    $ (217,143)    $  152,210     $  107,393
Cumulative rate sensitivity gap .............................      195,325       (21,818)       130,392        237,785
Cumulative rate sensitivity gap ratio
   at December 31, 2001 .....................................        135.4%         97.6%         109.7%         116.9%
   at December 31, 2000 .....................................         94.1%         77.0%         102.1%         116.3%

The Corporation had a cumulative negative gap of $21,818,000 in the one-year horizon at December 31, 2001, just over 1.2 percent of total assets. Net interest income at financial institutions with negative gaps tends to increase when rates decrease and decrease as interest rates increase.

The Corporation places its greatest credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Corporation's management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements.

Net interest income simulation modeling, or earnings-at-risk, measures the sensitivity of net interest income to various interest rate movements. The Corporation's asset liability process monitors simulated net interest income under three separate interest rate scenarios; base, rising and falling. Estimated net interest income for each scenario is calculated over a 12-month horizon. The immediate and parallel changes to the base case scenario used in the model are presented below. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings of the Corporation.

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For mortgage-related assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, e.g., savings,money market, NOW and demand deposits reflect management's best estimate of expected future behavior.

The comparative rising and falling scenarios for the year ended December 31, 2002 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the year ended December 31, 2002 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                             200 Basis Points   (150)Basis Points
Federal Funds                     200                (100)
One-Year T-Bill                   200                (100)
Two-Year T-Bill                   200                (100)
Interest Checking                 100                 (25)
MMIA Savings                       75                 (25)
Money Market Index                200                (100)
CD's                              170                (130)
FHLB Advances                     200                (100)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at December 31, 2001. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $ 74,029    $ 74,356    $ 71,540

Variance from base                                        $    327    $ (2,489)

Percent of change from base                                    .44%      (3.36)%

The comparative rising and falling scenarios for the year ended December 31, 2001 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the year ended December 31, 2001 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                             200 Basis Points   (200)Basis Points
Federal Funds                     200                (200)
90-Day T-Bill                     200                (200)
One-Year T-Bill                   200                (200)
Three-Year T-Bill                 200                (200)
Five-Year T-Note                  200                (200)
Ten-Year T-Note                   200                (200)
Interest Checking                  67                 (67)
MMIA Savings                      200                (200)
Money Market Index                200                (200)
Regular Savings                    67                 (67)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at December 31, 2000. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $ 57,657    $ 55,554    $ 57,713

Variance from base                                        $ (2,104)   $     55

Percent of change from base                                  (3.65)%       .10%

Item 7A. includes forward-looking statements. Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Corporation that are expressed or implied by any forward-looking statement. Factors that could cause the Corporation's actual results to vary materially from those expressed or implied by any forward-looking statements include the effects of competition, technological changes and legal and regulatory developments; acquisitions of other businesses by the Corporation and integration of such acquired businesses; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with the Corporation's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; changes in the securities markets; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Corporation from time to time in the Corporation's other SEC reports when considering any forward-looking statement.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

Pages 12 through 42 of the Corporation's 2001 Annual Report to Stockholders - Financial Review, are expressly incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 2001, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

The information in the Corporation's Proxy Statement dated February 26, 2002 furnished to its stockholders in connection with an annual meeting to be held April 11, 2002 (the "2002 Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K and is expressly incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The information in the Corporation's 2002 Proxy Statement, under the captions, "Compensation of Directors", "Compensation of Executive Officers", "Compensation and Human Resources Committee Interlocks and Insider Participation", "Compensation and Human Resources Committee Report on Executive Compensation" and "Performance Graph," is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

The information in the Corporation's 2002 Proxy Statement, under the caption, "Security Ownership of Certain Beneficial Owners and Management," is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

--------------------------------------------------------------------------------

The information in the Corporation's 2002 Proxy Statement, under the caption "Interest of Management in Certain Transactions," is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


(a) 1.      Financial Statements:
                 Independent accountant's report
                 Consolidated balance sheets at
                      December 31, 2001 and 2000
                 Consolidated statements of income,
                      years ended December 31, 2001,
                      2000 and 1999
                 Consolidated statements of comprehensive income,
                      years ended December 31, 2001, 2000 and 1999
                 Consolidated statements of stockholders' equity,
                      years ended December 31, 2001, 2000 and 1999
                 Consolidated statements of cash flows,
                      years ended December 31, 2001,
                      2000 and 1999
                 Notes to consolidated financial
                      statements


(a) 2.      Financial statement schedules:
                          All schedules are omitted because
                          they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.


(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

    2 Agreement of Reorganization and Merger between First Merchants Corporation and Lafayette Bancorporation dated October 14, 2001. (Incorporated by reference to registrant's Form 8-K filed on October 15, 2001)

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b First Merchants Corporation Bylaws (Incorporated by reference to registrant's Form 10-Q/A for quarter ended September 30, 2001 and filed on December 19, 2001)

   10a         First   Merchants   Corporation  and  First  Merchants  Bank,
               National    Association    Management   Incentive   Plan.
               (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

   10b First Merchants Corporation Senior Management Incentive Compensation Program, as amended. (Incorporated by reference to the registrant's Form 10-K for the year ended December 31,
               2000)(1)

   10c First Merchants Bank, National Association Unfunded Deferred Compensation Plan, as amended. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

   10d         First  Merchants   Corporation  1994  Stock  Option  Plan.
               (Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1993)(1)

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON
              FORM 8-K (continued)
--------------------------------------------------------------------------------

       10e First Merchants Corporation Change of Control Agreement with Roy A. Eon dated February 13, 2001(1)(2)

       10f First Merchants Corporation change of Control Agreement with Roger M. Arwood dated November 14, 2000(1)(2)

       10g First Merchants Corporation Change of Control Agreement with Larry R. Helms dated November 14, 2000(1)(2)

       10h First Merchants Corporation Change of Control Agreement with James L. Thrash dated May 11, 1999(1)(2)

       10i         First Merchants Change of Control Agreement with Michael L.
                   Cox dated May 11, 1999(1)(2)

       10j First Merchants Corporation Unfunded Deferred Compensation Plan. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

       10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

       10l First Merchants Corporation 1999 Long-term Equity Incentive Plan. (Incorporated by reference to registrant's registration statement on Form S-8 (SEC File No. 333-80117) effective on June 7, 1999)(1)

       13 2001 Annual Report to Stockholders (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K(2)

       21          Subsidiaries of Registrant(2)

       23          Consent of Independent Accountants(2)

       24          Limited Power of Attorney(2)

       99.1 Financial statements and independent accountant's report for First Merchants Corporation Employee Stock Purchase Plan(2)

       (1) Management contract or compensatory plan.
       (2) Filed here within.

(b) Reports on Form 8-K:

       A report on Form 8-K, dated October 15, 2001, was filed under report item number 5, concerning the Registrant and Lafayette Bancorporation ("Lafayette") jointly announcing the signing of a definitive agreement pursuant to which Lafayette will be merged with and into the Registrant (the "Merger"). The Agreement of Reorganization and Merger between the Corporation and Lafayette dated October 14, 2001, was attached to this Form 8-K as Exhibit 2 and incorporated therein by reference.

       A report on Form 8-K, dated November 27, 2001, was filed under report item number 5, filing audited consolidated financial statements of Lafayette as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000; unaudited consolidated financial statements of Lafayette as of September 30, 2001 and for each of the three and nine month periods ended September 30, 2001 and 2000; and unaudited proforma combined consolidated financial information for Registrant and for Lafayette giving effect to the Merger as of September 30, 2001, for the nine month period ended September 30, 2001, and for the year ended December 31, 2000. In addition, this Form 8-K announced the execution of two agreements pursuant to which the Registrant would acquire Delaware County Abstract Company, Inc. and Beebe & Smith
       Title Insurance Company, Inc. (the "Acquisitions"). A copy of the November 27, 2001 press release announcing the Acquisitions was attached to this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2002.

                                               FIRST MERCHANTS CORPORATION

                                               By /s/ Michael L.Cox
                                               -----------------------------
                                                      Michael L. Cox, President
                                                      & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 1st day of April, 2002.

/s/ Michael L. Cox                        /s/James L. Thrash
--------------------------------------    --------------------------------------
    Michael L. Cox  President and           James L. Thrash  Sr. Vice President
                    Chief Executive                          and Chief Financial
                    Officer (Principal                       Officer (Principal
                    Executive Officer)                       Financial and
                                                             Accounting Officer)

/s/ Stefan S. Anderson*                    /s/ Thomas B. Clark*
-----------------------------------        ------------------------------------
    Stefan S. Anderson     Director            Thomas B. Clark         Director

/s/Roger M. Arwood*                        /s/ Michael L. Cox
------------------------------------       ------------------------------------
   Roger M. Arwood         Director            Michael L. Cox          Director

                                           /s/ Barry J. Hudson*
------------------------------------       ------------------------------------
    James F. Ault           Director           Barry J. Hudson         Director

/s/ Jerry M. Ault*                         /s/ Norman M. Johnson*
------------------------------------       ------------------------------------
    Jerry M. Ault           Director           Norman M. Johnson       Director

/s/ Dennis A. Bieberich*
------------------------------------       ------------------------------------
    Dennis A. Bieberich     Director           George A. Sissel        Director


------------------------------------       ------------------------------------
    Blaine M. Brownell      Director           Robert M. Smitson       Director

                                           /s/ Dr. John E. Worthen*
------------------------------------       ------------------------------------
    Frank A. Bracken        Director           Dr. John E. Worthen     Director

* By James L. Thrash as Attorney-in Fact pursuant to a limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.
                                                 By  /s/  James L. Thrash
                                                 ------------------------------
                                                          James L. Thrash
                                                          As Attorney-in-Fact
                                                          April 1, 2002

INDEX TO EXHIBITS
--------------------------------------------------------------------------------

   (a)3.   Exhibits:

      Exhibit No:                          Description of Exhibit:

    2 Agreement of Reorganization and Merger between First Merchants Corporation and Lafayette Bancorporation dated October 14, 2001. (Incorporated by reference to registrant's Form 8-K filed on October 15, 2001)

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b First Merchants Corporation Bylaws (Incorporated by reference to registrant's Form 10-Q/A for quarter ended September 30, 2001 and filed on December 19, 2001)

   10a         First   Merchants   Corporation  and  First  Merchants  Bank,
               National    Association    Management   Incentive   Plan.
               (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

   10b First Merchants Corporation Senior Management Incentive Compensation Program, as amended. (Incorporated by reference to the registrant's Form 10-K for the year ended December 31,
               2000)(1)

   10c First Merchants Bank, National Association Unfunded Deferred Compensation Plan, as amended. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

   10d         First  Merchants   Corporation  1994  Stock  Option  Plan.
               (Incorporated by reference to Registrant's Form 10-K for year ended December 31, 1993)(1)

   10e First Merchants Corporation Change of Control Agreement with Roy A. Eon dated February 13, 2001(1)(2)

   10f First Merchants Corporation change of Control Agreement with Roger M. Arwood dated November 14, 2000(1)(2)

   10g First Merchants Corporation Change of Control Agreement with Larry R. Helms dated November 14, 2000(1)(2)

   10h First Merchants Corporation Change of Control Agreement with James L. Thrash dated May 11, 1999(1)(2)

   10i         First Merchants Change of Control Agreement with Michael L.
               Cox dated May 11, 1999(1)(2)

   10j First Merchants Corporation Unfunded Deferred Compensation Plan. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

   10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

   10l First Merchants Corporation 1999 Long-term Equity Incentive Plan. (Incorporated by reference to registrant's registration statement on Form S-8 (SEC File No. 333-80117) effective on June 7, 1999)(1)

   13 2001 Annual Report to Stockholders (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K(2)

   21          Subsidiaries of Registrant(2)

   23          Consent of Independent Accountants(2)

   24          Limited Power of Attorney(2)

   99.1 Financial statements and independent accountant's report for First Merchants Corporation Employee Stock Purchase Plan(2)

   (1) Management contract or compensatory plan.
   (2) Filed here within.

                                   EXHIBIT 10e
                           CHANGE OF CONTROL AGREEMENT

     This Agreement is made and entered into this 13th day of February, 2001, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), and First Merchants Bank, National Association (hereinafter referred to as "Bank"), a wholly-owned subsidiary of the Corporation, both with their principal offices located at 200 East Jackson Street, Muncie, Indiana, and Roy A. Eon (hereinafter referred to as "Executive"), of Muncie, Indiana.

     WHEREAS, the Corporation and the Bank consider the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation, the Bank, and the Corporation's shareholders; and

     WHEREAS, the Corporation and the Bank desire to assure the continued services of the Executive on behalf of the Corporation and the Bank; and

     WHEREAS, the Corporation and the Bank recognize that if faced with a proposal for a Change of Control, as hereinafter defined, the Executive will have a significant role in helping the Board of Directors assess the options and advising the Board of Directors on what is in the best interests of the Corporation, the Bank, and the Corporation's shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive's own situation; and

     WHEREAS, the Corporation and the Bank desire to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Senior Vice President and the Bank as its Senior Vice President of Operations and Technology, the Corporation, the Bank, and the Executive, each intending to be legally bound, covenant and agree as follows:

     1.  Term of Agreement.

     This Agreement shall continue in effect through December 31, 2001; provided, however, that commencing on December 31, 2001 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2001 or October 31 immediately preceding any December 31 thereafter, the Corporation or the Bank shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation or the Bank, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

     2.  Definitions.

     For purposes of this Agreement, the following definitions shall apply:

            A.  Cause:  "Cause" shall mean:

                   (1)  professional incompetence;

                   (2)  willful misconduct;

                   (3)  personal dishonesty;

                   (4)  breach of fiduciary duty involving personal profit;

                   (5)  intentional failure to perform stated duties;

                   (6)  willful   violation  of  any  law,  rule  or  regulation
                        (other than traffic violations or similar offenses) or final cease and desist orders; and

                   (7) any intentional material breach of any term, condition or covenant of this Agreement.

            (B)    Change of Control:  "Change of Control" shall mean:

                   (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934
                        ["Exchange Act"]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of
                        securities  of  the   Corporation   or  the  Bank
                        representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities;

                   (2) persons constituting a majority of the Board of Directors of the Corporation or the Bank were not directors of the respective Board for at least the twenty-four (24) preceding months;

                   (3)  the   stockholders  of  the  Corporation  or  the  Bank
                        approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than
                        (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank
                        outstanding   immediately   prior  thereto continuing to
                        represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or the Bank or such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities; or

                   (4) the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation's or the Bank's assets.

            (C) Date of Termination: "Date of Termination" shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

            (D) Disability: "Disability" shall mean the definition of such term as used in the disability policy then in effect for the Corporation or the Bank, and a determination of full disability by the Corporation or the Bank; provided that in the event there is no disability insurance then in force, "disability" shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his duties with the Corporation and/or the Bank on a full time basis for one hundred eighty (180) consecutive calendar days.

            (E)    Notice  of  Termination:   "Notice  of   Termination"   shall
                   mean  a  written  notice, communicated   to  the  other
                   parties   hereto,   which  shall  indicate  the  specific
                   termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provisions so indicated.

            (F) Retirement: "Retirement" shall mean termination of employment by the Executive in accordance with the Corporation's or the Bank's normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

     3.  Termination.

            (A) General. If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive's employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation or the Bank for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

            (B) If, following a Change of Control, the Executive's employment shall be terminated for Cause, the Corporation and/or the Bank shall pay him his salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation and the Bank shall have no further obligations under this Agreement. If, following a Change of Control, the Executive's employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's then existing policies on death or Disability, and the Corporation and the Bank shall have no further obligations under this Agreement.
                   If, following a Change of Control, the Executive's employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation and the Bank shall have no further obligations under this Agreement.

            (C) Constructive Termination. The Executive shall be entitled to terminate his employment upon the occurrence of Constructive Termination. For purposes of this Agreement, "Constructive Termination" shall mean, without the Executive's express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

                   (1) The assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation or the Bank that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive's position, duties or responsibilities or the conditions of the Executive's employment from those in effect immediately prior to such Change of Control;

                   (2) a reduction in the Executive's annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation or the Bank;

                   (3) the Bank and/or the Corporation requires the Executive to be relocated anywhere other than their offices in Muncie, Indiana;

                   (4) the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and/or the Bank and in accordance with the Corporation's or the Bank's normal vacation policy in effect at the time of the Change of Control;

                   (5) the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation's or the Bank's life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

                   (6) the failure of the Corporation or the Bank to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

     4.  Compensation Upon Termination.

     Following a Change of Control, if his employment by the Corporation or the Bank shall be terminated by the Executive on account of Constructive Termination or by the Corporation or the Bank other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

            (A) No later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive his full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation or the Bank in effect at the time such payments are due;

            (B) In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive a lump sum severance payment, in cash, equal to two (2.00) times the sum of (a) the Executive's annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of
                   Termination under the  Corporation's  Management   Incentive
                   Plan   covering  the Executive;

            (C) During the period beginning with the Executive's Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive's sixty-fifth (65th) birthday, the Corporation or the Bank shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive's behalf on the date of such Notice;

            (D) In lieu of shares of common stock of the Corporation ("Corporation Shares") issuable upon the exercise of outstanding options ("Options"), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the NASDAQ National Market System, the American Stock Exchange or the New York Stock Exchange, wherever listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

            (E) If the payments or benefits, if any, received or to be received by the Executive (whether under this Agreement or under any other plan, arrangement, or agreement between the Executive and the Corporation or the Bank), in connection with termination or Constructive Termination of the Executive's employment following a Change of Control, constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code ("Code"), the Corporation or the Bank shall pay to the Executive, no later than the fifth day following the Date of Termination, an additional amount (as determined by the Corporation's independent public accountants) equal to the excise tax, if any, imposed on the "excess parachute payment" under Section 4999 of the Code; provided, however, if the amount of such excise tax is finally determined to be more or less than the amount paid to the Executive hereunder, the Corporation or the Bank (or the Executive if the finally determined amount is less than the original amount paid) shall pay the difference between the amount originally paid and the finally determined amount to the other party no later than the fifth day following the date such final determination is made;

            (F) The Corporation or the Bank shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute;

            (G) The Corporation or the Bank shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive's position.

     5.  Successors; Binding Agreement.

            (A) The Corporation or the Bank shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation or the Bank to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation or the Bank would be required to perform it if no such succession had taken place. Failure of the Corporation or the Bank to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation or the Bank in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "the Corporation or the Bank" shall mean the Corporation or the Bank and any successor to their business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

            (B) This Agreement shall inure to the benefit of and be enforceable by the Executive and his personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his estate.

     6.  Guarantee by Corporation and Bank.

     In consideration of the value of the continued employment of the Executive by the Corporation or the Bank, and the benefits derived by the Corporation and the Bank from the Executive's employment by the Corporation or the Bank, the Corporation and the Bank hereby unconditionally and fully guarantee and endorse the obligations of the other hereunder, and agree to be fully bound by the terms of this Agreement in the event that the other fails to perform, honor, or otherwise complete fully its obligations hereunder.

     7.  Miscellaneous.

     No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation. No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles. All references to a section of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such section. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Corporation and the Bank under Section 4 shall survive the expiration of the term of this Agreement.

     8.  Validity.

     The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9.  Counterparts.

     This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     10. Arbitration.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     11. Entire Agreement.

     This Agreement sets forth the entire agreement of the parties hereto in respect of the subject matter contained herein and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto; and any prior agreement of the parties hereto in respect of the subject matter contained herein is hereby terminated and cancelled.

     IN WITNESS WHEREOF, the Corporation and the Bank have caused this Agreement to be executed by their duly authorized officers, and the Executive has hereunder subscribed his name, this 13th day of February, 2001.

"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
      Stefan S. Anderson,                         Roy A. Eon
      Chairman of the Board

"BANK"

FIRST MERCHANTS BANK, NATIONAL ASSOCIATION

By ______________________________
      Stefan S. Anderson,
      Chairman of the Board

                                   EXHIBIT 10f
                           CHANGE OF CONTROL AGREEMENT

     This Agreement is made and entered into this 14th day of November, 2000, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), and First Merchants Bank, National Association (hereinafter referred to as "Bank"), a wholly-owned subsidiary of the Corporation, both with their principal offices located at 200 East Jackson Street, Muncie, Indiana, and Roger M. Arwood (hereinafter referred to as "Executive"), of Muncie, Indiana.

     WHEREAS, the Corporation and the Bank consider the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation, the Bank, and the Corporation's shareholders; and

     WHEREAS, the Corporation and the Bank desire to assure the continued services of the Executive on behalf of the Corporation and the Bank; and

     WHEREAS, the Corporation and the Bank recognize that if faced with a proposal for a Change of Control, as hereinafter defined, the Executive will have a significant role in helping the Board of Directors assess the options and advising the Board of Directors on what is in the best interests of the Corporation, the Bank, and the Corporation's shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive's own situation; and

     WHEREAS, the Corporation and the Bank desire to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Executive Vice President and the Bank as its President and Chief Executive Officer, the Corporation, the Bank, and the Executive, each intending to be legally bound, covenant and agree as follows:

     1.  Term of Agreement.

     This Agreement shall continue in effect through December 31, 2001; provided, however, that commencing on December 31, 2001 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2001 or October 31 immediately preceding any December 31 thereafter, the Corporation or the Bank shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation or the Bank, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

     2.  Definitions.

     For purposes of this Agreement, the following definitions shall apply:

            A.  Cause:  "Cause" shall mean:

                   (1)  professional incompetence;

                   (2)  willful misconduct;

                   (3)  personal dishonesty;

                   (4)  breach of fiduciary duty involving personal profit;

                   (5)  intentional failure to perform stated duties;

                   (6)  willful   violation  of  any  law,  rule  or  regulation
                        (other than traffic violations or similar offenses) or final cease and desist orders; and

                   (7) any intentional material breach of any term, condition or covenant of this Agreement.

            (B)    Change of Control:  "Change of Control" shall mean:

                   (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934
                        ["Exchange Act"]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of
                        securities  of  the   Corporation   or  the  Bank
                        representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities;

                   (2) persons constituting a majority of the Board of Directors of the Corporation or the Bank were not directors of the respective Board for at least the twenty-four (24) preceding months;

                   (3)  the   stockholders  of  the  Corporation  or  the  Bank
                        approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than
                        (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank
                        outstanding   immediately   prior  thereto continuing to
                        represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or the Bank or such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities; or

                   (4) the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation's or the Bank's assets.

            (C) Date of Termination: "Date of Termination" shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

            (D) Disability: "Disability" shall mean the definition of such term as used in the disability policy then in effect for the Corporation or the Bank, and a determination of full disability by the Corporation or the Bank; provided that in the event there is no disability insurance then in force, "disability" shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his duties with the Corporation and/or the Bank on a full time basis for one hundred eighty (180) consecutive calendar days.

            (E)    Notice  of  Termination:   "Notice  of   Termination"   shall
                   mean  a  written  notice, communicated   to  the  other
                   parties   hereto,   which  shall  indicate  the  specific
                   termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provisions so indicated.

            (F) Retirement: "Retirement" shall mean termination of employment by the Executive in accordance with the Corporation's or the Bank's normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

     3.  Termination.

            (A) General. If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive's employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation or the Bank for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

            (B) If, following a Change of Control, the Executive's employment shall be terminated for Cause, the Corporation and/or the Bank shall pay him his salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation and the Bank shall have no further obligations under this Agreement. If, following a Change of Control, the Executive's employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's then existing policies on death or Disability, and the Corporation and the Bank shall have no further obligations under this Agreement.
                   If, following a Change of Control, the Executive's employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation and the Bank shall have no further obligations under this Agreement.

            (C) Constructive Termination. The Executive shall be entitled to terminate his employment upon the occurrence of Constructive Termination. For purposes of this Agreement, "Constructive Termination" shall mean, without the Executive's express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

                   (1) The assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation or the Bank that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive's position, duties or responsibilities or the conditions of the Executive's employment from those in effect immediately prior to such Change of Control;

                   (2) a reduction in the Executive's annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation or the Bank;

                   (3) the Bank and/or the Corporation requires the Executive to be relocated anywhere other than their offices in Muncie, Indiana;

                   (4) the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and/or the Bank and in accordance with the Corporation's or the Bank's normal vacation policy in effect at the time of the Change of Control;

                   (5) the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation's or the Bank's life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

                   (6) the failure of the Corporation or the Bank to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

     4.  Compensation Upon Termination.

     Following a Change of Control, if his employment by the Corporation or the Bank shall be terminated by the Executive on account of Constructive Termination or by the Corporation or the Bank other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

            (A) No later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive his full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation or the Bank in effect at the time such payments are due;

            (B) In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive a lump sum severance payment, in cash, equal to two and ninety-nine hundredths (2.99) times the sum of (a) the Executive's annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation's Management
                   Incentive Plan   covering  the Executive;

            (C) During the period beginning with the Executive's Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive's sixty-fifth (65th) birthday, the Corporation or the Bank shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive's behalf on the date of such Notice;

            (D) In lieu of shares of common stock of the Corporation ("Corporation Shares") issuable upon the exercise of outstanding options ("Options"), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the NASDAQ National Market System, the American Stock Exchange or the New York Stock Exchange, wherever listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

            (E) If the payments or benefits, if any, received or to be received by the Executive (whether under this Agreement or under any other plan, arrangement, or agreement between the Executive and the Corporation or the Bank), in connection with termination or Constructive Termination of the Executive's employment following a Change of Control, constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code ("Code"), the Corporation or the Bank shall pay to the Executive, no later than the fifth day following the Date of Termination, an additional amount (as determined by the Corporation's independent public accountants) equal to the excise tax, if any, imposed on the "excess parachute payment" under Section 4999 of the Code; provided, however, if the amount of such excise tax is finally determined to be more or less than the amount paid to the Executive hereunder, the Corporation or the Bank (or the Executive if the finally determined amount is less than the original amount paid) shall pay the difference between the amount originally paid and the finally determined amount to the other party no later than the fifth day following the date such final determination is made;

            (F) The Corporation or the Bank shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute;

            (G) The Corporation or the Bank shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive's position.

     5.  Successors; Binding Agreement.

            (A) The Corporation or the Bank shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation or the Bank to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation or the Bank would be required to perform it if no such succession had taken place. Failure of the Corporation or the Bank to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation or the Bank in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "the Corporation or the Bank" shall mean the Corporation or the Bank and any successor to their business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

            (B) This Agreement shall inure to the benefit of and be enforceable by the Executive and his personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his estate.

     6.  Guarantee by Corporation and Bank.

     In consideration of the value of the continued employment of the Executive by the Corporation or the Bank, and the benefits derived by the Corporation and the Bank from the Executive's employment by the Corporation or the Bank, the Corporation and the Bank hereby unconditionally and fully guarantee and endorse the obligations of the other hereunder, and agree to be fully bound by the terms of this Agreement in the event that the other fails to perform, honor, or otherwise complete fully its obligations hereunder.

     7.  Miscellaneous.

     No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation. No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles. All references to a section of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such section. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Corporation and the Bank under Section 4 shall survive the expiration of the term of this Agreement.

     8.  Validity.

     The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9.  Counterparts.

     This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     10. Arbitration.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     11. Entire Agreement.

     This Agreement sets forth the entire agreement of the parties hereto in respect of the subject matter contained herein and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto; and any prior agreement of the parties hereto in respect of the subject matter contained herein is hereby terminated and cancelled.

     IN WITNESS WHEREOF, the Corporation and the Bank have caused this Agreement to be executed by their duly authorized officers, and the Executive has hereunder subscribed his name, this 14th day of November, 2000.

"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
      Stefan S. Anderson,                         Roger M. Arwood
      Chairman of the Board

"BANK"

FIRST MERCHANTS BANK, NATIONAL ASSOCIATION

By ______________________________
      Stefan S. Anderson,
      Chairman of the Board

                                   EXHIBIT 10g
                           CHANGE OF CONTROL AGREEMENT

     This Agreement is made and entered into this 14th day of November, 2000, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), and First Merchants Bank, National Association (hereinafter referred to as "Bank"), a wholly-owned subsidiary of the Corporation, both with their principal offices located at 200 East Jackson Street, Muncie, Indiana, and Larry R. Helms (hereinafter referred to as "Executive"), of Muncie, Indiana.

     WHEREAS, the Corporation and the Bank consider the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation, the Bank, and the Corporation's shareholders; and

     WHEREAS, the Corporation and the Bank desire to assure the continued services of the Executive on behalf of the Corporation and the Bank; and

     WHEREAS, the Corporation and the Bank recognize that if faced with a proposal for a Change of Control, as hereinafter defined, the Executive will have a significant role in helping the Board of Directors assess the options and advising the Board of Directors on what is in the best interests of the Corporation, the Bank, and the Corporation's shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive's own situation; and

     WHEREAS, the Corporation and the Bank desire to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Senior Vice President and Corporate Counsel and the Bank as its Executive Vice President, the Corporation, the Bank, and the Executive, each intending to be legally bound, covenant and agree as follows:

     1.  Term of Agreement.

     This Agreement shall continue in effect through December 31, 2001; provided, however, that commencing on December 31, 2001 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2001 or October 31 immediately preceding any December 31 thereafter, the Corporation or the Bank shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation or the Bank, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

     2.  Definitions.

     For purposes of this Agreement, the following definitions shall apply:

            A.  Cause:  "Cause" shall mean:

                   (1)  professional incompetence;

                   (2)  willful misconduct;

                   (3)  personal dishonesty;

                   (4)  breach of fiduciary duty involving personal profit;

                   (5)  intentional failure to perform stated duties;

                   (6)  willful   violation  of  any  law,  rule  or  regulation
                        (other than traffic violations or similar offenses) or final cease and desist orders; and

                   (7) any intentional material breach of any term, condition or covenant of this Agreement.

            (B)    Change of Control:  "Change of Control" shall mean:

                   (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934
                        ["Exchange Act"]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of
                        securities  of  the   Corporation   or  the  Bank
                        representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities;

                   (2) persons constituting a majority of the Board of Directors of the Corporation or the Bank were not directors of the respective Board for at least the twenty-four (24) preceding months;

                   (3)  the   stockholders  of  the  Corporation  or  the  Bank
                        approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than
                        (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank
                        outstanding   immediately   prior  thereto continuing to
                        represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or the Bank or such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities; or

                   (4) the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation's or the Bank's assets.

            (C) Date of Termination: "Date of Termination" shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

            (D) Disability: "Disability" shall mean the definition of such term as used in the disability policy then in effect for the Corporation or the Bank, and a determination of full disability by the Corporation or the Bank; provided that in the event there is no disability insurance then in force, "disability" shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his duties with the Corporation and/or the Bank on a full time basis for one hundred eighty (180) consecutive calendar days.

            (E)    Notice  of  Termination:   "Notice  of   Termination"   shall
                   mean  a  written  notice, communicated   to  the  other
                   parties   hereto,   which  shall  indicate  the  specific
                   termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provisions so indicated.

            (F) Retirement: "Retirement" shall mean termination of employment by the Executive in accordance with the Corporation's or the Bank's normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

     3.  Termination.

            (A) General. If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive's employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation or the Bank for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

            (B) If, following a Change of Control, the Executive's employment shall be terminated for Cause, the Corporation and/or the Bank shall pay him his salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation and the Bank shall have no further obligations under this Agreement. If, following a Change of Control, the Executive's employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's then existing policies on death or Disability, and the Corporation and the Bank shall have no further obligations under this Agreement.
                   If, following a Change of Control, the Executive's employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation and the Bank shall have no further obligations under this Agreement.

            (C) Constructive Termination. The Executive shall be entitled to terminate his employment upon the occurrence of Constructive Termination. For purposes of this Agreement, "Constructive Termination" shall mean, without the Executive's express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

                   (1) The assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation or the Bank that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive's position, duties or responsibilities or the conditions of the Executive's employment from those in effect immediately prior to such Change of Control;

                   (2) a reduction in the Executive's annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation or the Bank;

                   (3) the Bank and/or the Corporation requires the Executive to be relocated anywhere other than their offices in Muncie, Indiana;

                   (4) the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and/or the Bank and in accordance with the Corporation's or the Bank's normal vacation policy in effect at the time of the Change of Control;

                   (5) the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation's or the Bank's life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

                   (6) the failure of the Corporation or the Bank to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

     4.  Compensation Upon Termination.

     Following a Change of Control, if his employment by the Corporation or the Bank shall be terminated by the Executive on account of Constructive Termination or by the Corporation or the Bank other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

            (A) No later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive his full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation or the Bank in effect at the time such payments are due;

            (B) In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive a lump sum severance payment, in cash, equal to two (2.00) times the sum of (a) the Executive's annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of
                   Termination under the  Corporation's  Management   Incentive
                   Plan   covering  the Executive;

            (C) During the period beginning with the Executive's Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive's sixty-fifth (65th) birthday, the Corporation or the Bank shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive's behalf on the date of such Notice;

            (D) In lieu of shares of common stock of the Corporation ("Corporation Shares") issuable upon the exercise of outstanding options ("Options"), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the NASDAQ National Market System, the American Stock Exchange or the New York Stock Exchange, wherever listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

            (E) If the payments or benefits, if any, received or to be received by the Executive (whether under this Agreement or under any other plan, arrangement, or agreement between the Executive and the Corporation or the Bank), in connection with termination or Constructive Termination of the Executive's employment following a Change of Control, constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code ("Code"), the Corporation or the Bank shall pay to the Executive, no later than the fifth day following the Date of Termination, an additional amount (as determined by the Corporation's independent public accountants) equal to the excise tax, if any, imposed on the "excess parachute payment" under Section 4999 of the Code; provided, however, if the amount of such excise tax is finally determined to be more or less than the amount paid to the Executive hereunder, the Corporation or the Bank (or the Executive if the finally determined amount is less than the original amount paid) shall pay the difference between the amount originally paid and the finally determined amount to the other party no later than the fifth day following the date such final determination is made;

            (F) The Corporation or the Bank shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute;

            (G) The Corporation or the Bank shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive's position.

     5.  Successors; Binding Agreement.

            (A) The Corporation or the Bank shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation or the Bank to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation or the Bank would be required to perform it if no such succession had taken place. Failure of the Corporation or the Bank to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation or the Bank in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "the Corporation or the Bank" shall mean the Corporation or the Bank and any successor to their business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

            (B) This Agreement shall inure to the benefit of and be enforceable by the Executive and his personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his estate.

     6.  Guarantee by Corporation and Bank.

     In consideration of the value of the continued employment of the Executive by the Corporation or the Bank, and the benefits derived by the Corporation and the Bank from the Executive's employment by the Corporation or the Bank, the Corporation and the Bank hereby unconditionally and fully guarantee and endorse the obligations of the other hereunder, and agree to be fully bound by the terms of this Agreement in the event that the other fails to perform, honor, or otherwise complete fully its obligations hereunder.

     7.  Miscellaneous.

     No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation. No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles. All references to a section of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such section. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Corporation and the Bank under Section 4 shall survive the expiration of the term of this Agreement.

     8.  Validity.

     The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9.  Counterparts.

     This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     10. Arbitration.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     11. Entire Agreement.

     This Agreement sets forth the entire agreement of the parties hereto in respect of the subject matter contained herein and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto; and any prior agreement of the parties hereto in respect of the subject matter contained herein is hereby terminated and cancelled.

     IN WITNESS WHEREOF, the Corporation and the Bank have caused this Agreement to be executed by their duly authorized officers, and the Executive has hereunder subscribed his name, this 14th day of November, 2000.

"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
      Stefan S. Anderson,                         Larry R. Helms
      Chairman of the Board

"BANK"

FIRST MERCHANTS BANK, NATIONAL ASSOCIATION

By ______________________________
      Stefan S. Anderson,
      Chairman of the Board

                                   EXHIBIT 10h
                           CHANGE OF CONTROL AGREEMENT

     This  Agreement is made and entered into this 11th day of May, 1999, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), and First Merchants Bank, National Association (hereinafter referred to as "Bank"), a wholly-owned subsidiary of the Corporation, both with their principal offices located at 200 East Jackson Street, Muncie, Indiana, and James L. Thrash (hereinafter referred to as "Executive"), of Muncie, Indiana.

     WHEREAS, the Corporation and the Bank consider the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation, the Bank, and the Corporation's shareholders; and

     WHEREAS, the Corporation and the Bank desire to assure the continued services of the Executive on behalf of the Corporation and the Bank; and

     WHEREAS, the Corporation and the Bank recognize that if faced with a proposal for a Change of Control, as hereinafter defined, the Executive will have a significant role in helping the Board of Directors assess the options and advising the Board of Directors on what is in the best interests of the Corporation, the Bank, and the Corporation's shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive's own situation; and

     WHEREAS, the Corporation and the Bank desire to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Senior Vice President and Chief Financial Officer and the Bank as its Senior Vice President, the Corporation, the Bank, and the Executive, each intending to be legally bound, covenant and agree as follows:

     1.  Term of Agreement.

     This Agreement shall continue in effect through December 31, 1999; provided, however, that commencing on December 31, 1999 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 1999 or October 31 immediately preceding any December 31 thereafter, the Corporation or the Bank shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation or the Bank, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

     2.  Definitions.

     For purposes of this Agreement, the following definitions shall apply:

            A.  Cause:  "Cause" shall mean:

                   (1)  professional incompetence;

                   (2)  willful misconduct;

                   (3)  personal dishonesty;

                   (4)  breach of fiduciary duty involving personal profit;

                   (5)  intentional failure to perform stated duties;

                   (6)  willful   violation  of  any  law,  rule  or  regulation
                        (other than traffic violations or similar offenses) or final cease and desist orders; and

                   (7) any intentional material breach of any term, condition or covenant of this Agreement.

            (B)    Change of Control:  "Change of Control" shall mean:

                   (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934
                        ["Exchange Act"]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of
                        securities  of  the   Corporation   or  the  Bank
                        representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities;

                   (2) persons constituting a majority of the Board of Directors of the Corporation or the Bank were not directors of the respective Board for at least the twenty-four (24) preceding months;

                   (3)  the   stockholders  of  the  Corporation  or  the  Bank
                        approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than
                        (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank
                        outstanding   immediately   prior  thereto continuing to
                        represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or the Bank or such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities; or

                   (4) the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation's or the Bank's assets.

            (C) Date of Termination: "Date of Termination" shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

            (D) Disability: "Disability" shall mean the definition of such term as used in the disability policy then in effect for the Corporation or the Bank, and a determination of full disability by the Corporation or the Bank; provided that in the event there is no disability insurance then in force, "disability" shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his duties with the Corporation and/or the Bank on a full time basis for one hundred eighty (180) consecutive calendar days.

            (E)    Notice  of  Termination:   "Notice  of   Termination"   shall
                   mean  a  written  notice, communicated   to  the  other
                   parties   hereto,   which  shall  indicate  the  specific
                   termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provisions so indicated.

            (F) Retirement: "Retirement" shall mean termination of employment by the Executive in accordance with the Corporation's or the Bank's normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

     3.  Termination.

            (A) General. If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive's employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation or the Bank for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

            (B) If, following a Change of Control, the Executive's employment shall be terminated for Cause, the Corporation and/or the Bank shall pay him his salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation and the Bank shall have no further obligations under this Agreement. If, following a Change of Control, the Executive's employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's then existing policies on death or Disability, and the Corporation and the Bank shall have no further obligations under this Agreement.
                   If, following a Change of Control, the Executive's employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation and the Bank shall have no further obligations under this Agreement.

            (C) Constructive Termination. The Executive shall be entitled to terminate his employment upon the occurrence of Constructive Termination. For purposes of this Agreement, "Constructive Termination" shall mean, without the Executive's express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

                   (1) The assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation or the Bank that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive's position, duties or responsibilities or the conditions of the Executive's employment from those in effect immediately prior to such Change of Control;

                   (2) a reduction in the Executive's annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation or the Bank;

                   (3) the Bank and/or the Corporation requires the Executive to be relocated anywhere other than their offices in Muncie, Indiana;

                   (4) the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and/or the Bank and in accordance with the Corporation's or the Bank's normal vacation policy in effect at the time of the Change of Control;

                   (5) the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation's or the Bank's life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

                   (6) the failure of the Corporation or the Bank to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

     4.  Compensation Upon Termination.

     Following a Change of Control, if his employment by the Corporation or the Bank shall be terminated by the Executive on account of Constructive Termination or by the Corporation or the Bank other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

            (A) No later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive his full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation or the Bank in effect at the time such payments are due;

            (B) In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive a lump sum severance payment, in cash, equal to one and one-half (1.50) times the sum of (a) the Executive's annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation's Management
                   Incentive Plan   covering  the Executive;

            (C) During the period beginning with the Executive's Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive's sixty-fifth (65th) birthday, the Corporation or the Bank shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive's behalf on the date of such Notice;

            (D) In lieu of shares of common stock of the Corporation ("Corporation Shares") issuable upon the exercise of outstanding options ("Options"), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the NASDAQ National Market System, the American Stock Exchange or the New York Stock Exchange, wherever listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

            (E) If the payments or benefits, if any, received or to be received by the Executive (whether under this Agreement or under any other plan, arrangement, or agreement between the Executive and the Corporation or the Bank), in connection with termination or Constructive Termination of the Executive's employment following a Change of Control, constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code ("Code"), the Corporation or the Bank shall pay to the Executive, no later than the fifth day following the Date of Termination, an additional amount (as determined by the Corporation's independent public accountants) equal to the excise tax, if any, imposed on the "excess parachute payment" under Section 4999 of the Code; provided, however, if the amount of such excise tax is finally determined to be more or less than the amount paid to the Executive hereunder, the Corporation or the Bank (or the Executive if the finally determined amount is less than the original amount paid) shall pay the difference between the amount originally paid and the finally determined amount to the other party no later than the fifth day following the date such final determination is made;

            (F) The Corporation or the Bank shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute;

            (G) The Corporation or the Bank shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive's position.

     5.  Successors; Binding Agreement.

            (A) The Corporation or the Bank shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation or the Bank to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation or the Bank would be required to perform it if no such succession had taken place. Failure of the Corporation or the Bank to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation or the Bank in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "the Corporation or the Bank" shall mean the Corporation or the Bank and any successor to their business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

            (B) This Agreement shall inure to the benefit of and be enforceable by the Executive and his personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his estate.

     6.  Guarantee by Corporation and Bank.

     In consideration of the value of the continued employment of the Executive by the Corporation or the Bank, and the benefits derived by the Corporation and the Bank from the Executive's employment by the Corporation or the Bank, the Corporation and the Bank hereby unconditionally and fully guarantee and endorse the obligations of the other hereunder, and agree to be fully bound by the terms of this Agreement in the event that the other fails to perform, honor, or otherwise complete fully its obligations hereunder.

     7.  Miscellaneous.

     No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation. No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles. All references to a section of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such section. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Corporation and the Bank under Section 4 shall survive the expiration of the term of this Agreement.

     8.  Validity.

     The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9.  Counterparts.

     This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     10. Arbitration.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     11. Entire Agreement.

     This Agreement sets forth the entire agreement of the parties hereto in respect of the subject matter contained herein and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto; and any prior agreement of the parties hereto in respect of the subject matter contained herein is hereby terminated and cancelled.

     IN WITNESS WHEREOF, the Corporation and the Bank have caused this Agreement to be executed by their duly authorized officers, and the Executive has hereunder subscribed his name, this 11th day of May, 1999.

"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
      Stefan S. Anderson,                         James L. Thrash
      Chairman of the Board

"BANK"

FIRST MERCHANTS BANK, NATIONAL ASSOCIATION

By ______________________________
      Stefan S. Anderson,
      Chairman of the Board

                                   EXHIBIT 10i
                           CHANGE OF CONTROL AGREEMENT

     This  Agreement is made and entered into this 11th day of May, 1999, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), and First Merchants Bank, National Association (hereinafter referred to as "Bank"), a wholly-owned subsidiary of the Corporation, both with their principal offices located at 200 East Jackson Street, Muncie, Indiana, and Michael L. Cox (hereinafter referred to as "Executive"), of Muncie, Indiana.

     WHEREAS, the Corporation and the Bank consider the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation, the Bank, and the Corporation's shareholders; and

     WHEREAS, the Corporation and the Bank desire to assure the continued services of the Executive on behalf of the Corporation and the Bank; and

     WHEREAS, the Corporation and the Bank recognize that if faced with a proposal for a Change of Control, as hereinafter defined, the Executive will have a significant role in helping the Board of Directors assess the options and advising the Board of Directors on what is in the best interests of the Corporation, the Bank, and the Corporation's shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive's own situation; and

     WHEREAS, the Corporation and the Bank desire to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation and the Bank as their President and Chief Executive Officer, the Corporation, the Bank, and the Executive, each intending to be legally bound, covenant and agree as follows:

     1.  Term of Agreement.

     This Agreement shall continue in effect through December 31, 1999; provided, however, that commencing on December 31, 1999 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 1999 or October 31 immediately preceding any December 31 thereafter, the Corporation or the Bank shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation or the Bank, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

     2.  Definitions.

     For purposes of this Agreement, the following definitions shall apply:

            A.  Cause:  "Cause" shall mean:

                   (1)  professional incompetence;

                   (2)  willful misconduct;

                   (3)  personal dishonesty;

                   (4)  breach of fiduciary duty involving personal profit;

                   (5)  intentional failure to perform stated duties;

                   (6)  willful   violation  of  any  law,  rule  or  regulation
                        (other than traffic violations or similar offenses) or final cease and desist orders; and

                   (7) any intentional material breach of any term, condition or covenant of this Agreement.

            (B)    Change of Control:  "Change of Control" shall mean:

                   (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934
                        ["Exchange Act"]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of
                        securities  of  the   Corporation   or  the  Bank
                        representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities;

                   (2) persons constituting a majority of the Board of Directors of the Corporation or the Bank were not directors of the respective Board for at least the twenty-four (24) preceding months;

                   (3)  the   stockholders  of  the  Corporation  or  the  Bank
                        approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than
                        (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank
                        outstanding   immediately   prior  thereto continuing to
                        represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or the Bank or such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities; or

                   (4) the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation's or the Bank's assets.

            (C) Date of Termination: "Date of Termination" shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

            (D) Disability: "Disability" shall mean the definition of such term as used in the disability policy then in effect for the Corporation or the Bank, and a determination of full disability by the Corporation or the Bank; provided that in the event there is no disability insurance then in force, "disability" shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his duties with the Corporation and/or the Bank on a full time basis for one hundred eighty (180) consecutive calendar days.

            (E)    Notice  of  Termination:   "Notice  of   Termination"   shall
                   mean  a  written  notice, communicated   to  the  other
                   parties   hereto,   which  shall  indicate  the  specific
                   termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provisions so indicated.

            (F) Retirement: "Retirement" shall mean termination of employment by the Executive in accordance with the Corporation's or the Bank's normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

     3.  Termination.

            (A) General. If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive's employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation or the Bank for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

            (B) If, following a Change of Control, the Executive's employment shall be terminated for Cause, the Corporation and/or the Bank shall pay him his salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation and the Bank shall have no further obligations under this Agreement. If, following a Change of Control, the Executive's employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's then existing policies on death or Disability, and the Corporation and the Bank shall have no further obligations under this Agreement.
                   If, following a Change of Control, the Executive's employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation's and the Bank's normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation and the Bank shall have no further obligations under this Agreement.

            (C) Constructive Termination. The Executive shall be entitled to terminate his employment upon the occurrence of Constructive Termination. For purposes of this Agreement, "Constructive Termination" shall mean, without the Executive's express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

                   (1) The assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation or the Bank that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive's position, duties or responsibilities or the conditions of the Executive's employment from those in effect immediately prior to such Change of Control;

                   (2) a reduction in the Executive's annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation or the Bank;

                   (3) the Bank and/or the Corporation requires the Executive to be relocated anywhere other than their offices in Muncie, Indiana;

                   (4) the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and/or the Bank and in accordance with the Corporation's or the Bank's normal vacation policy in effect at the time of the Change of Control;

                   (5) the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation's or the Bank's life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

                   (6) the failure of the Corporation or the Bank to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

     4.  Compensation Upon Termination.

     Following a Change of Control, if his employment by the Corporation or the Bank shall be terminated by the Executive on account of Constructive Termination or by the Corporation or the Bank other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

            (A) No later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive his full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation or the Bank in effect at the time such payments are due;

            (B) In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation or the Bank shall pay to the Executive a lump sum severance payment, in cash, equal to two and ninety-nine hundredths (2.99) times the sum of (a) the Executive's annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation's Management
                   Incentive Plan   covering  the Executive;

            (C) During the period beginning with the Executive's Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive's sixty-fifth (65th) birthday, the Corporation or the Bank shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive's behalf on the date of such Notice;

            (D) In lieu of shares of common stock of the Corporation ("Corporation Shares") issuable upon the exercise of outstanding options ("Options"), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the NASDAQ National Market System, the American Stock Exchange or the New York Stock Exchange, wherever listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

            (E) If the payments or benefits, if any, received or to be received by the Executive (whether under this Agreement or under any other plan, arrangement, or agreement between the Executive and the Corporation or the Bank), in connection with termination or Constructive Termination of the Executive's employment following a Change of Control, constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code ("Code"), the Corporation or the Bank shall pay to the Executive, no later than the fifth day following the Date of Termination, an additional amount (as determined by the Corporation's independent public accountants) equal to the excise tax, if any, imposed on the "excess parachute payment" under Section 4999 of the Code; provided, however, if the amount of such excise tax is finally determined to be more or less than the amount paid to the Executive hereunder, the Corporation or the Bank (or the Executive if the finally determined amount is less than the original amount paid) shall pay the difference between the amount originally paid and the finally determined amount to the other party no later than the fifth day following the date such final determination is made;

            (F) The Corporation or the Bank shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute;

            (G) The Corporation or the Bank shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive's position.

     5.  Successors; Binding Agreement.

            (A) The Corporation or the Bank shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation or the Bank to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation or the Bank would be required to perform it if no such succession had taken place. Failure of the Corporation or the Bank to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation or the Bank in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "the Corporation or the Bank" shall mean the Corporation or the Bank and any successor to their business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

            (B) This Agreement shall inure to the benefit of and be enforceable by the Executive and his personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his estate.

     6.  Guarantee by Corporation and Bank.

     In consideration of the value of the continued employment of the Executive by the Corporation or the Bank, and the benefits derived by the Corporation and the Bank from the Executive's employment by the Corporation or the Bank, the Corporation and the Bank hereby unconditionally and fully guarantee and endorse the obligations of the other hereunder, and agree to be fully bound by the terms of this Agreement in the event that the other fails to perform, honor, or otherwise complete fully its obligations hereunder.

     7.  Miscellaneous.

     No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation. No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles. All references to a section of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such section. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Corporation and the Bank under Section 4 shall survive the expiration of the term of this Agreement.

     8.  Validity.

     The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9.  Counterparts.

     This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     10. Arbitration.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     11. Entire Agreement.

     This Agreement sets forth the entire agreement of the parties hereto in respect of the subject matter contained herein and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto; and any prior agreement of the parties hereto in respect of the subject matter contained herein is hereby terminated and cancelled.

     IN WITNESS WHEREOF, the Corporation and the Bank have caused this Agreement to be executed by their duly authorized officers, and the Executive has hereunder subscribed his name, this 11th day of May, 1999.

"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
      Stefan S. Anderson,                         Michael L. Cox
      Chairman of the Board

"BANK"

FIRST MERCHANTS BANK, NATIONAL ASSOCIATION

By ______________________________
      Stefan S. Anderson,
      Chairman of the Board

                                   EXHIBIT 13
             2001 ANNUAL REPORT TO STOCKHOLDERS - FINANCIAL REVIEW

EXHIBIT 13--2001 ANNUAL REPORT TO STOCKHOLDERS - FINANCIAL REVIEW
================================================================================

Financial Review

================================================================================


FIVE-YEAR SUMMARY OF
SELECTED FINANCIAL DATA                                                     2


MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               3


INDEPENDENT ACCOUNTANT'S REPORT                                            12


CONSOLIDATED
FINANCIAL STATEMENTS                                                       13


NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS                                                       17


STOCKHOLDER INFORMATION                                                    43

================================================================================

================================================================================

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

================================================================================

 (in thousands, except share data)                               2001           2000           1999           1998           1997
====================================================================================================================================
Operations
Net Interest Income
     Fully Taxable Equivalent (FTE) Basis ...............    $   66,806     $   58,619     $   56,513     $   52,463     $   49,403
Less Tax Equivalent Adjustment ..........................         2,445          2,637          2,948          2,767          2,611
                                                             ----------     ----------     ----------     ----------     ----------
Net Interest Income .....................................        64,361         55,982         53,565         49,696         46,792
Provision for Loan Losses ...............................         3,576          2,625          2,241          2,372          1,735
                                                             ----------     ----------     ----------     ----------     ----------
Net Interest Income
     After Provision for Loan Losses ....................        60,785         53,357         51,324         47,324         45,057
Total Other Income ......................................        18,543         16,634         14,573         12,880         10,146
Total Other Expenses ....................................        45,195         40,083         36,710         32,741         30,016
                                                             ----------     ----------     ----------     ----------     ----------
     Income Before Income Tax Expense ...................        34,133         29,908         29,187         27,463         25,187
Income Tax Expense ......................................        11,924          9,968         10,099          9,556          8,704
                                                             ----------     ----------     ----------     ----------     ----------
Net Income ..............................................    $   22,209     $   19,940     $   19,088     $   17,907     $   16,483
                                                             ==========     ==========     ==========     ==========     ==========

Per share data (1)
Basic Net Income ........................................    $     1.79     $     1.67     $     1.51     $     1.43     $     1.33
Diluted Net Income ......................................          1.78           1.66           1.50           1.41           1.31
Cash Dividends Paid (2) .................................           .92            .86            .80            .73            .66
December 31 Book Value ..................................         14.14          12.80          11.00          12.24          11.38
December 31 Market Value (Bid Price) ....................         24.01          21.55          24.34          24.76          23.17

Average balances
Total Assets ............................................    $1,689,694     $1,532,691     $1,397,230     $1,254,223     $1,151,081
Total Loans .............................................     1,270,555      1,104,013        935,716        870,317        799,430
Total Deposits ..........................................     1,331,631      1,209,015      1,073,074      1,016,629        825,808
Securities Sold Under Repurchase Agreements
     (long-term portion) ................................        44,394         53,309         56,181         34,900
Total Federal Home Loan Bank Advances ...................       103,941         80,008         57,062         30,742         18,238
Total Stockholders' Equity ..............................       166,232        141,446        149,727        148,052        135,958

Year-end balances
Total Assets ............................................    $1,787,035     $1,621,063     $1,474,048     $1,362,527     $1,181,359
Total Loans .............................................     1,359,893      1,175,586        998,956        891,132        838,658
Total Deposits ..........................................     1,421,251      1,288,299      1,147,203      1,085,952        976,972
Securities Sold Under Repurchase Agreements
      (long-term portion) ...............................        32,500         32,500         35,000         28,000
Total Federal Home Loan Bank Advances ...................       103,499         93,182         73,514         47,068         25,500
Total Stockholders' Equity ..............................       179,128        156,063        126,296        153,891        141,794

Financial ratios
Return on Average Assets ................................          1.31%          1.30%          1.37%          1.43%          1.43%
Return on Average Stockholders' Equity (3) ..............         13.36          14.10          12.75          12.09          12.12
Average Earning Assets to Total Assets ..................         93.29          94.85          94.77          94.80          94.62
Allowance for Loan Losses as % of Total Loans ...........          1.11           1.06           1.01           1.03           1.01
Dividend Payout Ratio ...................................         51.69          51.81          53.33          51.77          50.38
Average Stockholders' Equity to Average Assets ..........          9.84           9.23          10.72          11.80          11.81
Tax Equivalent Yield on Earning Assets (4) ..............          7.80           8.19           7.81           8.15           8.34
Cost of Supporting Liabilities ..........................          3.56           4.16           3.54           3.74           3.80
Net Interest Margin on Earning Assets ...................          4.24           4.03           4.27           4.41           4.54

(1) Restated for a five percent (5%) stock dividend distributed September, 2001.

(2) Dividends per share is for First Merchants Corporation only, not restated for pooling transactions.

(3) Average stockholders' equity is computed by averaging the last five quarters ending balance.

(4) Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

The Corporation's financial data has been restated for all mergers accounted for as pooling of interests.

RESULTS OF OPERATIONS

     Net income for the year 2001 reached $22,209,000, up from $19,940,000 in 2000. Diluted earnings per share totaled $1.78, a 7.2% increase over $1.66 reported for 2000. Cash basis earnings per share were $1.86, an increase of 7.5% over the 2000 level of $1.73. Cash basis earnings per share are computed based upon earnings, excluding amortization costs of intangible assets and goodwill, which totaled $1,064,000 for the year ended December 31, 2001. In 2001, First Merchants Corporation ("Corporation") recorded the twenty-sixth consecutive year of improvement in net income on both an aggregate and per share basis.

     Net income for the year 2000 reached $19,940,000 up from $19,088,000 in 1999. Diluted earnings per share totaled $1.66, a 10.7% increase over $1.50 reported for 1999. Cash basis earnings per share were $1.73, an increase of 13.8% over the 1999 level of $1.52. Cash basis earning per share are computed based upon earnings, excluding amortization costs of intangible assets and goodwill, which totaled $765,000 for the year ended December 31, 2000.

     Return on equity was 13.36 percent in 2001, as compared to the 2000 and 1999 figures of 14.10 percent and 12.75 percent.

     Return on assets was 1.31 percent in 2001, 1.30 percent in 2000 and 1.37 percent in 1999.

CAPITAL

     The Corporation's capital strength continues to exceed regulatory minimums and management believes that its capital levels continue to be a distinct advantage in the competitive environment in which the Corporation operates.

     The Corporation's Tier I capital to average assets ratio was 8.7 percent at December 31, 2001 and 2000. In addition, at December 31, 2001, the Corporation had a Tier I risk-based capital ratio of 10.6 percent and total risk-based capital ratio of 11.8 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

     The Corporation has an employee stock purchase plan and an employee stock option plan. Activity under these plans is described in Note 14 to the Consolidated Financial Statements. The transactions under these plans have not had a material effect on the Corporation's capital position.

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

ASSET QUALITY/PROVISION FOR LOAN LOSSES

     Asset quality has been a major factor in the Corporation's ability to generate consistent profit improvement. The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review provided by an outside accounting firm. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified.

     At December 31, 2001, non-performing loans totaled $14,666,000, an increase of $6,728,000, as noted in the table below. This increase was primarily due to the addition of $2,606,000 in non-performing loans related to the acquisition of Francor Financial, Inc. and the general downturn in the economy.

     At December 31, 2001, impaired loans totaled $21,161,000, an increase of $6,322,000. The increase was primarily attributable to the addition of impaired loans related to the acquisition of Francor Financial, Inc. and four borrowers whose loans are considered impaired at December 31, 2001, but were not impaired at December 31, 2000. At December 31, 2001, an allowance for losses was not deemed necessary for impaired loans totaling $10,780,000, but an allowance of $3,251,000 was recorded for the remaining balance of impaired loans of $10,381,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2001 was $22,327,000.

     At December 31, 2001, the allowance for loan losses was $15,141,000, an increase of $2,687,000 from year end 2000. As a percent of loans, the allowance was 1.11 percent, up from 1.06 percent at year-end 2000.

     The provision for loan losses in 2001 was $3,576,000, up $951,000 or 36.2% from $2,625,000 in 2000, primarily due to the general downturn in the economy and an increase in non-performing loans.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.


(dollars in thousands)                                         December 31,
--------------------------------------------------------------------------------
                                                           2001            2000
================================================================================

Non-accrual loans ..............................         $ 6,327          $2,370

Loans contractually
   past due 90 days or more
   other than non-accruing .....................           4,828           2,483

Restructured loans .............................           3,511           3,085
                                                         -------          ------

   Total .......................................         $14,666          $7,938
                                                         =======          ======

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

The table below presents loan loss experience for the years indicated.

(Dollars in Thousands)                                                                2001                2000                1999
====================================================================================================================================

Allowance for loan losses:
    Balance at January 1 ...............................................            $12,454             $10,128             $ 9,209
                                                                                    -------             -------             -------
    Chargeoffs .........................................................              3,547               2,291               1,769
    Recoveries .........................................................                573                 579                 447
                                                                                    -------             -------             -------
    Net chargeoffs .....................................................              2,974               1,712               1,322
    Provision for loan losses ..........................................              3,576               2,625               2,241
    Allowance acquired in acquisition...................................              2,085               1,413
                                                                                    -------             -------             -------
    Balance at December 31 .............................................            $15,141             $12,454             $10,128
                                                                                    =======             =======             =======
   Ratio of net chargeoffs during the period to
     average loans outstanding during the period .......................               .23%                .16%                .14%


LIQUIDITY, INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

     Asset/Liability Management has been an important factor in the Corporation's ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor the Corporation's liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings. Decisions regarding investment and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, the Corporation's exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

     It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Corporation's Asset/Liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are both constructed, presented and monitored quarterly.

     Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2001, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2001.

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

INTEREST RATE SENSITIVITY ANALYSIS
(dollars in thousands)                                                                At December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                1-180 DAYS   181-365 DAYS    1-5 YEARS    BEYOND 5 YEARS     TOTAL
====================================================================================================================================
Rate-Sensitive Assets:
   Federal funds sold and interest-bearing deposits .........   $   38,156                                                $   38,156
   Investment securities ....................................       49,359    $   48,319     $   99,688     $   42,956       240,322
   Loans ....................................................      651,749       103,333        479,332        125,211     1,359,625
   Federal Reserve and Federal Home Loan Bank stock .........        8,350                                                     8,350
                                                                ----------    ----------     ----------     ----------    ----------
        Total rate-sensitive assets .........................      747,614       151,652        579,020        168,167     1,646,453
                                                                ----------    ----------     ----------     ----------    ----------
Rate-Sensitive Liabilities:
   Interest-bearing deposits ................................      508,028       345,873        344,841         35,522     1,234,264
   Securities sold under repurchase agreements ..............       22,732                       22,900                       45,632
   Other short-term borrowings ..............................       16,773                                                    16,773
   Federal Home Loan Bank advances ..........................        4,756        14,422         59,069         25,252       103,499
   Other borrowed funds .....................................                      8,500                                       8,500
                                                                ----------    ----------     ----------     ----------    ----------
        Total rate-sensitive liabilities ....................      552,289       368,795        426,810         60,774     1,408,668
                                                                ----------    ----------     ----------     ----------    ----------

Interest rate sensitivity gap by period .....................   $  195,325    $ (217,143)    $  152,210     $  107,393
Cumulative rate sensitivity gap .............................      195,325       (21,818)       130,392        237,785
Cumulative rate sensitivity gap ratio
   at December 31, 2001 .....................................        135.4%         97.6%         109.7%         116.9%
   at December 31, 2000 .....................................         94.1%         77.0%         102.1%         116.3%

The Corporation had a cumulative negative gap of $21,818,000 in the one-year horizon at December 31, 2001, just over 1.2 percent of total assets. Net interest income at financial institutions with negative gaps tends to increase when rates decrease and decrease as interest rates increase.

EARNING ASSETS

     Earning assets increased $140.4 million during 2001. The table below reflects the earning asset mix for the years 2001 and 2000 (at December 31).

     Loans grew by $184.3 million while investment securities declined by $67.5 million. The acquisition of Francor Financial, Inc. combined with increased loan demand resulted in a 15.7% increase in the Corporation's loan portfolio. The decline in investment securities was the result of corporate loan growth, investment maturities and cash required for the acquistion.

EARNING ASSETS
(dollars in millions)                                            December 31,
================================================================================
                                                                2001       2000
                                                             --------   --------
     Federal funds sold and interest-bearing time deposits   $   38.2   $   15.8
     Securities available for sale .......................      231.7      295.7
     Securities held to maturity .........................        8.7       12.2
     Loans ...............................................    1,359.9    1,175.6
     Federal Reserve and Federal Home Loan Bank stock ....        8.4        7.2
                                                             --------   --------
         Total ...........................................   $1,646.9   $1,506.5
                                                             ========   ========

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

DEPOSITS AND BORROWINGS

     The table below reflects the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances and other borrowed funds) based on year-end levels at December 31, 2001 and 2000.

As of December 31
(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                     SECURITIES SOLD UNDER           OTHER SHORT-TERM          FEDERAL HOME LOAN      OTHER BORROWED
                    DEPOSITS         REPURCHASE AGREEMENTS               BORROWINGS              BANK ADVANCES             FUNDS
====================================================================================================================================

2001                $1,421.3                 $45.6                         $16.8                        $103.5             $8.5
2000                 1,288.3                  64.5                           5.9                          93.2


NET INTEREST INCOME
     Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below reflects the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2001.

     In 2001, asset yields decreased 39 basis points (FTE) and interest cost decreased 60 basis points, resulting in a 21 basis point (FTE) increase in net interest income. Increased loan activity, especially in commercial and mortgage lending, contributed to this result.

 (dollars in thousands)
--------------------------------------------------------------------------------------------------------------
            INTEREST INCOME    INTEREST EXPENSE   NET INTEREST INCOME                      NET INTEREST INCOME
           (FTE) as a Percent    as a Percent      (FTE)as a Percent         AVERAGE              On a
               of Average         of Average          of Average             EARNING          Fully Taxable
             Earning Assets      Earning Assets      Earning Assets          ASSETS          Equivalent Basis
==============================================================================================================

  2001             7.80%             3.56%             4.24%             $1,576,334             $66,806
  2000             8.19              4.16              4.03               1,453,795              58,619
  1999             7.81              3.54              4.27               1,324,172              56,513

     Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

OTHER INCOME

     The Corporation has placed emphasis on the growth of non-interest income in recent years by offering a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

     Other income in 2001 amounted to $18,543,000 or 11.5 percent higher than in 2000. The increase of $1,909,000 is primarily attributable to the following factors:

1. Service charges on deposit accounts increased $953,000, or 20.0 percent due to increased number of accounts and price adjustments.

2. Gains on sale of mortgage loans included in other income increased by $611,000, or 97.9 percent, due to increased mortgage volume. In addition, decreasing mortgage loan interest rates caused an increase in refinancing volume, which facilitated an increase in loan sales activity.

OTHER INCOME

     Other income in 2000 amounted to $16,634,000 or 14.1 percent higher than in 1999. The increase of $2,061,000 is primarily attributable to the following factors:

1. Other customer fees increased $430,000, or 13.9 percent, due to increased fees from electronic card usage and price adjustments.

2. Commission income increased $421,000, or 27.5 percent, due to increased sales initiatives in 2000.

3. Revenues from fiduciary activity grew $372,000, or 8.1 percent, due to strong new business activity and markets.

4. Service charges on deposit accounts increased $326,000 or 7.3 percent due to increased number of accounts and price adjustments.

5. Other income increased $876,000, or 135.2 percent due primarily to $209,000 of new revenue resulting from First Merchants Reinsurance Company, and a $147,000 gain on sale of a Bank building in 2000.

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

OTHER EXPENSES

     Other expenses represent non-interest operating expenses of the Corporation. Other expenses in 2001 amounted to $45,195,000, an increase of 12.8 percent from the prior year, or $5,112,000.

Three major areas account for most of the increase:

1. Salary and benefit expenses grew by $3,293,000, or 15.4 percent, due to normal salary increases, staff additions and additional salary cost related to the acquisition of Frances Slocum Bank and Trust Company.
2. Data processing fees increased by $507,000, or 29.2 percent, primarily due to increases in processing expenses related to greater usage of debit/ATM cards by customers and increases in loans originated and processed during the year.
3. Goodwill and core deposit amortization increased by $786,000, or 87.7 percent, due to utilization of the purchase method of accounting for the Corporation's June 1, 2000 acquisition of Decatur Bank and Trust Company and July 1, 2001 acquisition of Frances Slocum Bank and Trust Company.

     Other expenses amounted to $40,083,000 in 2000, an increase of 9.2 percent from the prior year, or $3,373,000.

Two major areas account for most of the increase:

1. Salary and benefit expenses, which account for over one-half of the Corporation's non-interest operating expenses, grew by $1,598,000, or 8.1 percent, due to normal salary increases and staff additions and the additional salary cost related to the acquisition of Decatur Bank and Trust Company.
2. Equipment expenses increased $584,000, or 15.7 percent, reflecting the Corporation's capital investments in it's operation center and it's efforts to improve efficiency and provide electronic service delivery to its customers.

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

INCOME TAXES

     The increase in 2001 tax expenses of $1,956,000 is attributable primarily to a $4,225,000 increase in net pre-tax income. The decrease in 2000 tax expense of $131,000 is attributable primarily to decreased state taxes as a result of changes in the state tax laws. In addition, the effective tax rates for the periods ending December 31, 2001, 2000 and 1999 were 34.9%, 33.3% and 34.6%, respectively.

ACCOUNTING MATTERS

ACCOUNTING FOR A BUSINESS COMBINATION

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

ACCOUNTING FOR GOODWILL

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

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================
     The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. A calendar year end company cannot adopt early and must wait until January 1, 2002. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before this Statement is initially applied would be accounted for in accordance with the amortization and nonamortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

     The Corporation adopted these new accounting rules on January 1, 2002. As a result, the Corporation will not amortize the goodwill it has recorded prior to June 30, 2001, but will make an annual assessment of any impairment in goodwill and, if necessary, recognize an impairment loss at that time. The Corporation had goodwill of $26,081,000 at December 31, 2001 and amortization of $1,003,000 for the period ended December 31, 2001.

INFLATION
     Changing prices of goods, services and capital affect the financial position of every business enterprise. The level of market interest rates and the price of funds loaned or borrowed fluctuate due to changes in the rate of inflation and various other factors, including government monetary policy.

     Fluctuating interest rates affect the Corporation's net interest income, loan volume and other operating expenses, such as employee salaries and benefits, reflecting the effects of escalating prices, as well as increased levels of operations and other factors. As the inflation rate increases, the purchasing power of the dollar decreases. Those holding fixed-rate monetary assets incur a loss, while those holding fixed-rate monetary liabilities enjoy a gain. The nature of a financial holding company's operations is such that there will generally be an excess of monetary assets over monetary liabilities, and, thus, a financial holding company will tend to suffer from an increase in the rate of inflation and benefit from a decrease.

================================================================================

INDEPENDENT ACCOUNTANT'S REPORT

================================================================================

To the Stockholders and Board of Directors
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Merchants Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                             BKD LLP

                                             Indianapolis, Indiana
                                             January 18, 2002

================================================================================

CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)                                                                            December 31,
====================================================================================================================================

                                                                                                    2001                   2000
Assets
   Cash and due from banks ...........................................................           $    68,743            $    52,563
   Federal funds sold ................................................................                34,285                 14,900
                                                                                                 -----------            -----------
   Cash and cash equivalents .........................................................               103,028                 67,463
   Interest-bearing time deposits ....................................................                 3,871                    883
   Investment securities
      Available for sale .............................................................               231,668                295,730
      Held to maturity (fair value of $8,762 and $12,328).............................                 8,654                 12,233
                                                                                                 -----------            -----------
        Total investment securities ..................................................               240,322                307,963
   Mortgage loans held for sale ......................................................                   307
   Loans, net of allowance for loan losses of $15,141 and $12,454.....................             1,344,445              1,163,132
   Premises and equipment ............................................................                27,684                 23,868
   Federal Reserve and Federal Home Loan Bank stock ..................................                 8,350                  7,185
   Interest receivable ...............................................................                12,024                 13,135
   Core deposit intangibles ............ .............................................                 6,096                  1,936
   Goodwill...........................................................................                26,081                 19,119
   Cash surrender value of life insurance.............................................                 6,470                  6,312
   Other assets ......................................................................                 8,357                 10,067
                                                                                                 -----------            -----------
        Total assets .................................................................           $ 1,787,035            $ 1,621,063
                                                                                                 ===========            ===========

Liabilities
   Deposits
     Noninterest-bearing .............................................................           $   186,987            $   157,053
     Interest-bearing ................................................................             1,234,264              1,131,246
                                                                                                 -----------            -----------
           Total deposits ............................................................             1,421,251              1,288,299
   Borrowings ........................................................................               174,404                163,581
   Interest payable ..................................................................                 5,488                  6,335
   Other liabilities .................................................................                 6,764                  6,785
                                                                                                 -----------            -----------
           Total liabilities .........................................................             1,607,907              1,465,000


COMMITMENTS AND CONTINGENT LIABILITIES


Stockholders' equity
   Preferred stock, no-par value
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value
      Authorized -- 50,000,000 shares
      Issued and outstanding -- 12,670,307 and 12,192,319 shares .....................                 1,584                  1,524
   Additional paid-in capital ........................................................                50,642                 41,592
   Retained earnings .................................................................               124,304                113,244
   Accumulated other comprehensive income (loss)......................................                 2,598                   (297)
                                                                                                 -----------            -----------
        Total stockholders' equity ...................................................               179,128                156,063
                                                                                                 -----------            -----------
        Total liabilities and stockholders' equity ...................................           $ 1,787,035            $ 1,621,063
                                                                                                 ===========            ===========

See notes to consolidated financial statements.

================================================================================

CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)                                                                Year Ended December 31,
====================================================================================================================================
                                                                                       2001               2000               1999
Interest income
   Loans receivable
     Taxable .............................................................           $103,123           $ 95,798           $ 78,366
     Tax exempt ..........................................................                438                311                233
   Investment securities
     Taxable .............................................................             11,207             14,478             15,459
     Tax exempt ..........................................................              4,103              4,587              5,243
   Federal funds sold ....................................................                899                666                657
   Deposits with financial institutions ..................................                106                103                 59
   Federal Reserve and Federal Home Loan Bank stock ......................                559                585                446
                                                                                     --------           --------           --------
       Total interest income .............................................            120,435            116,528            100,463
                                                                                     --------           --------           --------
Interest expense
   Deposits ..............................................................             45,856             49,607             38,539
   Securities sold under repurchase agreements ...........................              3,208              4,263              4,273
   Federal Home Loan Bank advances .......................................              6,556              5,315              3,260
   Other borrowings ......................................................                454              1,361                826
                                                                                     --------           --------           --------
        Total interest expense ...........................................             56,074             60,546             46,898
                                                                                     --------           --------           --------
Net interest income ......................................................             64,361             55,982             53,565
   Provision for loan losses .............................................              3,576              2,625              2,241
                                                                                     --------           --------           --------

Net interest income
after provision for loan losses ..........................................             60,785             53,357             51,324
                                                                                     --------           --------           --------
Other income
   Fiduciary activities ..................................................              5,429              4,972              4,600
   Service charges on deposit accounts ...................................              5,729              4,776              4,450
   Other customer fees ...................................................              3,166              3,519              3,089
   Net realized gains (losses) on
     sales of available-for-sale securities ..............................               (200)              (107)               257
   Commission income .....................................................              1,945              1,950              1,529
   Other income ..........................................................              2,474              1,524                648
                                                                                     --------           --------           --------
        Total other income ...............................................             18,543             16,634             14,573
                                                                                     --------           --------           --------

Other expenses
   Salaries and employee benefits ........................................             24,711             21,418             19,820
   Net occupancy expenses ................................................              2,729              2,471              2,139
   Equipment expenses ....................................................              4,521              4,299              3,715
   Marketing expenses.....................................................              1,072              1,010                869
   Deposit insurance expenses.............................................                259                240                129
   Outside data processing fees ..........................................              2,243              1,736              1,647
   Printing and office supplies ..........................................              1,143              1,144              1,275
   Merger-related expenses ...............................................                                                      804
   Goodwill and core deposit amortization.................................              1,682                896                223
   Other expenses ........................................................              6,835              6,869              6,089
                                                                                     --------           --------           --------
        Total other expenses .............................................             45,195             40,083             36,710
                                                                                     --------           --------           --------

Income before income tax .................................................             34,133             29,908             29,187
   Income tax expense ....................................................             11,924              9,968             10,099
                                                                                     --------           --------           --------
Net income ...............................................................           $ 22,209           $ 19,940           $ 19,088
                                                                                     ========           ========           ========

Net income per share:
   Basic .................................................................           $   1.79           $   1.67           $   1.51
   Diluted ...............................................................               1.78               1.66               1.50

See notes to consolidated financial statements.

================================================================================

CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31,
 (in thousands)                                                                                2001            2000           1999
====================================================================================================================================
Net income .............................................................................     $ 22,209       $ 19,940       $ 19,088
                                                                                             --------       --------       --------
Other comprehensive income, net of tax:
  Unrealized gains (loss) on securities available for sale:
     Unrealized holding gains (loss) arising during the period,
     net of income tax (expense) benefit of $(1,848), $(2,610), $4,258..................        2,775          3,831         (6,249)
  Less: Reclassification adjustment for gains (loss) included in net income,
      net of income tax (expense) benefit of  $80, $43, $(103)..........................         (120)           (64)           154
                                                                                             --------       --------       --------
                                                                                                2,895          3,895         (6,403)
                                                                                             --------       --------       --------
  COMPREHENSIVE INCOME                                                                       $ 25,104       $ 23,835       $ 12,685
                                                                                             ========       ========       ========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                        COMMON STOCK
                                                   -----------------------    ADDITIONAL    RETAINED   ACCUMULATED OTHER
                                                      SHARES       AMOUNT   PAID-IN CAPITAL EARNINGS     COMPREHENSIVE       TOTAL
                                                                                                         INCOME (LOSS)
                                                   -----------    --------  --------------  --------- --------------------  -------
Balances, January 1, 1999 ......................    11,975,955    $  1,497      $ 31,263    $ 118,920       $  2,211      $ 153,891
  Net income for 1999...........................                                               19,088                        19,088
  Cash dividends ($ .80 per share) .............                                               (9,759)                       (9,759)
  Other comprehensive loss, net of tax   .......                                                              (6,403)        (6,403)
  Stock issued under employee benefit plans ....        20,870           3           454                                        457
  Stock issued under dividend reinvestment
     and stock purchase plan ...................        30,227           4           718                                        722
  Stock options exercised ......................        55,234           6           265                                        271
  Stock redeemed ...............................    (1,145,669)                   (7,384)     (24,609)                      (32,136)
  Tax benefit of stock dispositions ............                      (143)          165                                        165
                                                   -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 1999 ....................    10,936,617       1,367        25,481      103,640         (4,192)       126,296
  Net income for 2000...........................                                               19,940                        19,940
  Cash dividends ($ .86 per share) .............                                              (10,331)                      (10,331)
  Other comprehensive income, net of tax .......                                                               3,895          3,895
  Stock issued under employee benefit plans ....        26,778           3           478                                        481
  Stock issued under dividend reinvestment
     and stock purchase plan ...................        35,611           5           806                                        811
  Stock options exercised ......................        33,906           4           506                                        510
  Stock redeemed ...............................      (292,000)        (37)       (6,670)          (5)                       (6,712)
  Issuance of stock related to acquisition......       870,957         109        21,068                                     21,177
  Cash paid in lieu of fractional shares........          (137)                       (4)                                        (4)
                                                   -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2000   ..................    11,611,732       1,451        41,665      113,244           (297)       156,063
  Net income for 2001...........................                                               22,209                        22,209
  Cash dividends ($.92 per share)...............                                              (11,127)                      (11,127)
  Other comprehensive income, net of tax .......                                                               2,895          2,895
  Stock issued under employee benefit plans ....        28,466           4           500                                        504
  Stock issued under dividend reinvestment
     and stock purchase plan ...................        35,348           4           799                                        803
  Stock options exercised ......................        19,627           2           223                                        225
  Stock redeemed ...............................      (306,966)        (38)       (6,985)                                    (7,023)
  Issuance of stock related to acquisition......       677,972          85        14,516                                     14,601
  Five percent (5%) stock dividend..............       604,128          76           (76)
  Cash paid in lieu of fractional shares........                                                 (22)                           (22)
                                                   -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2001                         12,670,307    $  1,584      $ 50,642    $ 124,304      $   2,598      $ 179,128
                                                   ===========    ========      ========    =========      =========      =========

See notes to consolidated financial statements.

================================================================================

CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================
                                                                                                 Year Ended December 31,
(in thousands, except share data)                                                    2001                 2000                1999
====================================================================================================================================
Operating activities:
   Net income ..........................................................          $  22,209            $  19,940          $  19,088
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses .........................................              3,576                2,625              2,241
     Depreciation ......................................................              2,984                3,198              2,517
     Amortization of goodwill and intangibles ..........................              1,682                  896                232
     Deferred income tax ...............................................                616                 (767)            (1,122)
     Securities amortization, net ......................................                  8                   72                358
     Securities losses (gains), net ....................................                200                  107               (257)
     Loss (gain) on sale of premises and equipment .....................                  2                 (105)                (4)
     Mortgage loans originated for sale ................................            (22,705)              (2,111)            (6,179)
     Proceeds from sales of mortgage loans .............................             22,398                2,172              6,894
     Net change in
         Interest receivable ...........................................              2,514                 (825)              (482)
         Interest payable ..............................................             (1,727)               1,479                465
     Other adjustments .................................................               (545)               3,104              1,932
                                                                                  ---------            ---------          ---------
         Net cash provided by operating activities .....................             31,212               29,785             25,683
                                                                                  ---------            ---------          ---------

Investing activities:
   Net change in interest-bearing deposits .............................             (2,988)               1,330               (722)
   Purchases of
     Securities available for sale .....................................            (34,500)             (11,437)          (148,210)
     Securities held to maturity .......................................                                                     (2,667)
   Proceeds from maturities of
     Securities available for sale .....................................            108,692               49,975            120,509
     Securities held to maturity .......................................              3,612                5,617              7,226
   Proceeds from sales of
     Securities available for sale .....................................                770               14,654             19,627
   Net change in loans .................................................            (50,384)             (87,658)          (109,861)
   Purchase of Federal Home Loan Bank stock ............................               (592)                (712)            (1,403)
   Purchases of premises and equipment .................................             (2,438)              (4,409)            (3,679)
   Proceeds from sale of fixed assets ..................................                 37                  449                 56
   Net cash received in acquisition.....................................              5,261
   Other investing activities ..........................................                                     280
                                                                                  ---------            ---------          ---------
         Net cash provided (used) by investing activities ..............             27,470              (31,911)          (119,124)
                                                                                  ---------            ---------          ---------

Financing activities:
   Net change in
     Demand and savings deposits .......................................             55,640                  772             17,411
     Certificates of deposit and other time deposits ...................            (72,940)              33,268             43,840
     Repurchase agreements and other borrowings ........................                506              (51,385)            49,713
   Federal Home Loan Bank advances .....................................             60,930              199,396            314,500
   Repayment of Federal Home Loan Bank advances ........................            (50,613)            (181,510)          (288,054)
   Cash dividends ......................................................            (11,127)             (10,331)            (9,759)
   Stock issued under employee benefit plans ...........................                504                  481                457
   Stock issued under dividend reinvestment
     and stock purchase plan ...........................................                803                  811                722
   Stock options exercised .............................................                225                  510                271
   Stock redeemed ......................................................             (7,023)              (6,712)           (32,136)
   Cash paid in lieu of issuing fractional shares ......................                (22)                  (4)
                                                                                  ---------            ---------          ---------
         Net cash provided (used) by financing activities ..............            (23,117)             (14,704)            96,965
                                                                                  ---------            ---------          ---------
Net change in cash and cash equivalents ................................             35,565              (16,830)             3,524
Cash and cash equivalents, beginning of year ...........................             67,463               84,293             80,769
                                                                                  ---------            ---------          ---------
Cash and cash equivalents, end of year .................................          $ 103,028            $  67,463          $  84,293
                                                                                  =========            =========          =========
Additional cash flows information:
   Interest paid .......................................................          $  56,921            $  58,810          $  46,433
   Income tax paid .....................................................             12,440                9,544             10,157

See notes to consolidated financial statements.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of First Merchants Corporation ("Corporation"), and its wholly owned subsidiaries, First Merchants Bank, N.A. ("First Merchants"), Madison Community Bank ("Madison"), First United Bank ("First United"), The Randolph County Bank ("Randolph County"), Union County National Bank ("Union National"), First National Bank ("First National"), Decatur Bank and Trust Company ("Decatur"), and Frances Slocum Bank & Trust Company ("Frances Slocum"), (collectively "the Banks"), First Merchants Insurance Services, Inc. ("FMIS"), and First Merchants Reinsurance Company ("FMRC"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Corporation is a financial holding company whose principal activity is the ownership and management of the Banks and operates in a single significant business segment. First Merchants, Union National and First National operate under national bank charters and provide full banking services, including trust services. As national banks, First Merchants, First National and Union National are subject to the regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC"). Madison, First United, Randolph County, Decatur and Frances Slocum operate under state bank charters and provide full banking services, including trust services. As state banks, Madison, First United, Randolph County, Decatur and Frances Slocum are subject to the regulation of the Department of Financial Institutions, State of Indiana, and the FDIC.

     The Banks generate commercial, mortgage, and consumer loans and receive deposits from customers located primarily in central and east central Indiana and Butler County, Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets and business assets. Although the Banks have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the automotive and agricultural industries.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Corporation and all its subsidiaries, after elimination of all material intercompany transactions.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued


INVESTMENT SECURITIES-Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

LOANS HELD FOR SALE are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

LOANS are carried at the principal amount outstanding. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. A loan is impaired when, based on current information or events, it is probable that the Banks will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. In applying the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectable. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

ALLOWANCE FOR LOAN LOSSES is maintained to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of chargeoffs, net of recoveries. The Corporation's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of such loans, pools of loans or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the Banks' key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results, and findings of an independent third party conducting reviews of the loan portfolio.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

PREMISES AND EQUIPMENT are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and declining balance methods based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK are required investments for institutions that are members of the Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") systems. The required investment in the common stock is based on a predetermined formula.

INTANGIBLE ASSETS that are subject to amortization, including goodwill and core deposit intangibles, are being amortized on both the straight-line and accelerated basis over periods ranging from 7 to 25 years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

INCOME TAX in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries.

STOCK OPTIONS are granted for a fixed number of shares to employees. The Corporation accounts for stock option grants in accordance with APB Opinion
No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes compensation expense for the stock option grants which have been granted with an exercise price less than the fair value of the shares at the date of grant.

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year and have been restated to give effect to a five percent (5%) stock dividend on its shares of outstanding common stock distributed to stockholders on September 24, 2001.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 2

BUSINESS COMBINATIONS

     On October 15, 2001, the Corporation signed a definitive agreement to acquire Lafayette Bancorporation, Lafayette, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Corporation will exchange 1.11 shares, which are subject to adjustment in certain circumstances, of the Corporation's common stock or $30.00 in cash for each of the outstanding shares of Lafayette Bancorporation. However, no more than $50,329,248 aggregate cash may be paid in the merger, and there may be allocations of stock to certain shareholders if this threshold is exceeded. The transaction is subject to approval by stockholders of the Corporation, Lafayette Bancorporation and appropriate regulatory agencies. As of December 31, 2001, Lafayette Bancorporation had total assets and stockholders' equity of $762,318,000 and $59,120,000 respectively.

      On July 1, 2001, the Corporation acquired 100% of the outstanding stock of Francor Financial, Inc., the holding company of Frances Slocum. Frances Slocum is a state chartered bank with branches located in east-central Indiana. Francor Financial, Inc. was merged into the Corporation, and Frances Slocum maintained its state charter as a subsidiary of First Merchants Corporation. The Corporation issued 711,871 shares of its common stock at a cost of $21.536 per share and $14,490,985 in cash to complete the transaction. As a result of the acquisition, the Corporation will have an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $29,454,000, including goodwill of $7,907,000, none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $4,804,000 were recognized and will be amortized over 10 years using the 150% declining balance method.

      The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of July 1, 2001. The purchase accounting adjustments will be amortized over the life of the respective asset or liability. Francor Financial Inc.'s results of operations are included in the Corporation's consolidated income statement beginning July 1, 2001. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

       Loans...........................    $ 134,505
       Premises and equipment..........        4,401
       Core deposit intangibles........        4,804
       Goodwill........................        7,907
       Other...........................       34,581
                                           ---------
         Total assets acquired.........      186,198
                                           ---------
       Deposits........................      150,252
       Other...........................        6,492
                                           ---------
         Total liabilities acquired....      156,744
                                           ---------
         Net assets acquired...........    $  29,454
                                           =========

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 2

BUSINESS COMBINATIONS continued

     The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

                                                            Year Ended
                                                           December 31,

                                                        2001           2000
                                                    -----------    -----------
      Net Interest Income.........................  $    67,352    $    62,296

      Net Income..................................       21,876         21,438

      Per share - combined:
        Basic Net Income..........................         1.71           1.70
        Diluted Net Income........................         1.70           1.69

     On May 31, 2000, the Corporation acquired Decatur Financial Inc., the holding company of Decatur Bank and Trust Company. Decatur Bank and Trust
Company is a state chartered commercial bank with branches located in east-central Indiana. Decatur Financial Inc. was merged into the Corporation through the exchange of 914,505 shares of newly issued common stock and $12,355,000 of cash. The combination was accounted for under the purchase method of accounting. Decaturs' results of operations are included in the Corporation's consolidated income statement beginning June 1, 2000. The purchase resulted in core deposit intangibles of $2,046,000, which are being amortized over 10 years using 150% declining balance method. The purchase had a recorded acquisition price of $33,299,000, including goodwill of $17,040,000.

     The purchase resulted in the Corporation recording net loans of $89,332,000, held to maturity and available for sale securities of $3,921,000 and $14,132,000 respectively, deposit liabilities of $107,056,000 and borrowings of $7,218,000. All assets and liabilities were recorded at fair values as of May 31, 2000. The purchase accounting adjustments will be amortized over the life of the respective asset or liability.

     The following proforma disclosures including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

                                                     Year Ended
                                                    December 31
                                               ----------------------
                                                  2000         1999
                                               ---------    ---------
Net Interest Income:.......................... $ 57,849     $ 57,577

Net Income:................................... $ 19,563     $ 19,474

Net Income per share - combined:
Basic  ....................................... $   1.55     $   1.44
Diluted  .....................................     1.54         1.43

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 2

Business Combinations  continued

     On April 1, 1999, the Corporation issued 1,153,735 shares of its common stock in exchange for all of the outstanding shares of Jay Financial Corporation, Portland, Indiana. At December 31, 1998, Jay Financial Corporation had total assets and stockholders' equity of $114,895,000 and $14,903,000, respectively. The transaction was accounted for under the pooling-of-interests method of accounting.

     On April 21, 1999, the Corporation issued 851,174 shares of its common stock in exchange for all of the outstanding shares of Anderson Community Bank, Anderson, Indiana. At December 31, 1998, Anderson Community Bank had total
assets and stockholders' equity of $77,984,000  and $7,740,000,   respectively.
The transaction was accounted for under the pooling-of-interests method of accounting. The financial information contained herein reflects the mergers and reports the financial condition and results of operations as though the Corporations had been combined as of January 1, 1999. Separate operating results of Jay Financial Corporation and Anderson Community Bank for the period prior to the merger were as follows:


                                                                              1999
Net interest income:
   First Merchants Corporation .............................              $   50,175
   Jay Financial Corporation ...............................                   2,250
   Anderson Community Bank .................................                   1,140
                                                                          ----------
     Combined ..............................................              $   53,565
                                                                          ==========
Net income:
   First Merchants Corporation .............................              $   17,934
   Jay Financial Corporation ...............................                     703
   Anderson Community Bank .................................                     451
                                                                          ----------
     Combined ..............................................              $   19,088
                                                                          ==========
Net income per share:
  Basic:
   First Merchants Corporation .............................              $     1.42
   Jay Financial Corporation ...............................                     .06
   Anderson Community Bank .................................                     .04
                                                                          ----------
     Combined ..............................................              $     1.52
                                                                          ==========
  Diluted:
   First Merchants Corporation .............................              $     1.41
   Jay Financial Corporation ...............................                     .06
   Anderson Community Bank .................................                     .04
                                                                          ----------
     Combined ..............................................              $     1.51
                                                                          ==========

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

     The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2001, was $21,653,000.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 4

INVESTMENT SECURITIES

                                                                                         GROSS             GROSS
                                                                     AMORTIZED         UNREALIZED        UNREALIZED           FAIR
                                                                       COST              GAINS             LOSSES             VALUE
====================================================================================================================================

Available for sale at December 31, 2001
   U.S. Treasury ...........................................          $    124                                              $    124
   Federal agencies ........................................            30,808          $    767          $      2            31,573
   State and municipal .....................................            74,776             1,644               215            76,205
   Mortgage-backed securities ..............................           100,811             1,710                 1           102,520
   Other asset-backed securities ...........................            10,116               167                              10,283
   Corporate obligations ...................................             3,498               116                               3,614
   Marketable equity securities ............................             7,472                                 123             7,349
                                                                      --------          --------          --------          --------
      Total available for sale .............................           227,605             4,404               341           231,668
                                                                      --------          --------          --------          --------

Held to maturity at December 31, 2001
   State and municipal .....................................             8,426               166                58             8,534
   Mortgage-backed securities ..............................               228                                                   228
                                                                      --------          --------          --------          --------
      Total held to maturity ...............................             8,654               166                58             8,762
                                                                      --------          --------          --------          --------
      Total investment securities ..........................          $236,259          $  4,570          $    399          $240,430
                                                                      ========          ========          ========          ========


Available for sale at December 31, 2000
   U.S. Treasury ...........................................          $  2,997                                              $  2,997
   Federal agencies ........................................            55,403          $    268          $    155            55,516
   State and municipal .....................................            81,370             1,045               103            82,312
   Mortgage-backed securities ..............................           127,907               139               922           127,124
   Other asset-backed securities ...........................            19,924                10               148            19,786
   Corporate obligations ...................................             7,238                 9               395             6,852
   Marketable equity securities ............................             1,277                                 134             1,143
                                                                      --------          --------          --------          --------
      Total available for sale .............................           296,116             1,471             1,857           295,730
                                                                      --------          --------          --------          --------

Held to maturity at December 31, 2000
   U.S. Treasury ...........................................               250                                                   250
   State and municipal .....................................            11,645               131                36            11,740
   Mortgage-backed securities ..............................               338                                                   338
                                                                      --------          --------          --------          --------
      Total held to maturity ...............................            12,233               131                36            12,328
                                                                      --------          --------          --------          --------
      Total investment securities ..........................          $308,349          $  1,602          $  1,893          $308,058
                                                                      ========          ========          ========          ========



================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 4

INVESTMENT SECURITIES   continued
     The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------------------------------------------------------------
                                                                               AVAILABLE FOR SALE               HELD TO MATURITY
                                                                         AMORTIZED COST    FAIR VALUE    AMORTIZED COST   FAIR VALUE
====================================================================================================================================
Maturity distribution at December 31, 2001:
  Due in one year or less...........................................        $ 19,844        $ 19,931        $  2,545        $  2,571
  Due after one through five years .................................          57,109          58,870           3,217           3,331
  Due after five through ten years .................................          14,966          15,356           1,944           1,899
  Due after ten years ..............................................          17,287          17,359             720             733
                                                                            --------        --------        --------        --------
                                                                             109,206         111,516           8,426           8,534

  Mortgage-backed securities .......................................         100,811         102,520             228             228
  Other asset-backed securities ....................................          10,116          10,283
  Marketable equity securities .....................................           7,472           7,349
                                                                            --------        --------        --------        --------

    Totals .........................................................        $227,605        $231,668        $  8,654        $  8,762
                                                                            ========        ========        ========        ========

     Securities with a carrying value of approximately $106,476,000 and $149,266,000 were pledged at December 31, 2001 and 2000 to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

     In addition, all otherwise unpledged securities are pledged as collateral for Federal Home Loan Bank advances with qualified first mortgage loans.

     Proceeds from sales of securities available for sale during 2001, 2000 and 1999 were $770,000, $14,654,000 and $19,627,000. Gross losses of $200,000 and
$107,000 in 2001 and 2000, and gross gains of $257,000 in 1999 were realized on those sales.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 5

LOANS AND ALLOWANCE

                                                                                2001                2000
===========================================================================================================
Loans at December 31:
  Commercial and industrial loans ..........................................$  301,962          $  258,405
  Agricultural production financing and other loans to farmers .............    29,645              24,547
  Real estate loans:
       Construction ........................................................    58,316              45,412
       Commercial and farmland .............................................   230,233             167,317
       Residential .........................................................   544,028             466,660
  Individuals' loans for household and other personal expenditures .........   179,364             201,629
  Tax-exempt loans .........................................................     7,277               6,093
  Other loans ..............................................................     8,800               5,523
                                                                             ---------           ---------
                                                                             1,359,625           1,175,586
   Unearned interest on loans...............................................       (39)
   Allowance for loan losses................................................   (15,141)            (12,454)
                                                                             ---------           ---------
       Total loans .........................................................$1,344,445          $1,163,132
                                                                             =========           =========

                                        2001          2000           1999
===========================================================================
Allowance for loan losses:
   Balance, January 1 .............. $ 12,454      $ 10,128       $  9,209
   Allowance acquired in acquisition    2,085         1,413
   Provision for losses ............    3,576         2,625          2,241
   Recoveries on loans .............      573           579            447
   Loans charged off ...............   (3,547)       (2,291)        (1,769)
                                     --------      --------       --------
   Balance, December 31 ............ $ 15,141      $ 12,454       $ 10,128
                                     ========      ========       ========

Information on impaired loans is summarized below:                   2001                 2000               1999
==================================================================================================================
As of, and for the year ending December 31:
   Impaired loans with an allowance ..........................     $10,381              $ 7,862             $2,742
   Impaired loans for which the discounted
       cash flows or collateral value exceeds the
       carrying value of the loan ............................      10,780                6,977              4,398
                                                                   -------              -------             ------
          Total impaired loans ...............................     $21,161              $14,839             $7,140
                                                                   =======              =======             ======
   Allowance for impaired loans (included in the
       Corporation's allowance for loan losses) ..............     $ 3,251              $ 2,253             $1,061
   Average balance of impaired loans .........................      22,327               15,053              8,770
   Interest income recognized on impaired loans ..............       1,538                1,361                705
   Cash basis interest included above ........................       1,555                1,080                637


     The Corporation has entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates or associates ("related parties"). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties is as follows:

Balances, January 1, 2001 ........  $12,118
New loans,
   including renewals.............      493
Payments, etc.,
   including renewals.............   (3,357)
                                    -------
Balances, December 31, 2001 ......  $ 9,254
                                    =======

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE  6

PREMISES AND EQUIPMENT
                                                          2001           2000
================================================================================
Cost at December 31:
   Land ..........................................      $  5,626       $  4,020
   Buildings and leasehold improvements ..........        26,747         21,662
   Equipment .....................................        26,127         24,284
                                                        --------       --------
       Total cost ................................        58,500         49,966
   Accumulated depreciation and amortization .....       (30,816)       (26,098)
                                                        --------       --------
       Net .......................................      $ 27,684       $ 23,868
                                                        ========       ========

     The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities. Total lease expense for 2001, 2000 and 1999 was $771,000, $515,000, and $336,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2001, expiring at various dates through the year 2013 are as follows for the years ending December 31:

====================================================
2002  ................................        $  630
2003  ................................           471
2004  ................................           308
2005  ................................           169
2006  ................................           145
After 2006 ...........................           450
                                              ------
Total future minimum obligations              $2,173
                                              ======

NOTE  7

DEPOSITS

                                                          2001           2000
================================================================================
Deposits at December 31:

   Demand deposits .............................       $  418,481     $  354,911
   Savings deposits ............................          366,084        299,868
   Certificates and other time deposits
     of $100,000 or more .......................          192,400        199,410
   Other certificates and time deposits ........          444,286        434,110
                                                       ----------     ----------
       Total deposits ..........................       $1,421,251     $1,288,299
                                                       ==========     ==========


=====================================================
Certificates and other time deposits maturing in years ending December 31:


2002 .......................                 $448,074
2003 .......................                  105,192
2004 .......................                   58,332
2005 .......................                   17,704
2006 .......................                    7,010
After 2006 .................                      374
                                             --------
                                             $636,686
                                             ========

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE  8

BORROWINGS

                                                             2001         2000
================================================================================
Borrowings at December 31:
   Securities sold under repurchase agreements .......     $ 45,632     $ 64,456
   Federal funds purchased ...........................       10,500          975
   U. S. Treasury demand notes .......................        6,273        4,968
   Federal Home Loan Bank advances ...................      103,499       93,182
   Other borrowed funds...............................        8,500
                                                           --------     --------
       Total borrowings ..............................     $174,404     $163,581
                                                           ========     ========

     Securities sold under repurchase agreements consist of obligations of the Banks to other parties. The obligations are secured by U.S. Treasury, Federal agency obligations and corporate asset-backed securities. The maximum amount of outstanding agreements at any month-end during 2001 and 2000 totaled $68,546,000 and $80,489,000, and the average of such agreements totaled $59,365,000 and $69,953,000.

Maturities of Federal Home Loan Bank advances and securities sold under repurchase agreements as of December 31, 2001, are as follows:

                                                        FEDERAL HOME LOAN                           SECURITIES SOLD UNDER
                                                          BANK ADVANCES                             REPURCHASE AGREEMENTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                    WEIGHTED-AVERAGE                             WEIGHTED-AVERAGE
                                                  AMOUNT              INTEREST RATE              AMOUNT           INTEREST RATE
====================================================================================================================================
Maturities in years ending December 31:

      2002 ..............                       $ 25,790                 6.26%                 $22,732                 3.27%
      2003 ..............                         12,000                 4.86                   13,800                 5.80
      2004 ..............                         16,000                 4.96                    9,100                 5.68
      2005 ..............                         11,500                 5.51
      2006 ..............                         13,000                 5.45
      After 2006 ........                         25,209                 5.60
                                                --------                                       -------
             Total ......                       $103,499                 5.55%                 $45,632                 4.51%
                                                ========                                       =======

     The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans and all otherwise unpledged investment securities in an amount equal to at least 160 percent of these advances. Advances are subject to restrictions or penalties in the event of prepayment.

     Other borrowed funds consists of an unsecured revolving credit note payable to the Northern Trust Company with interest payable monthly based upon the Federal Funds Rate plus .875%. Principal and remaining interest are due on or before July 9, 2002. The total principal amount outstanding at any one time may not exceed $10,000,000.

     The Corporation has filed a registration statement with the Securities and Exchange Commission for the issuance of trust preferred securities by newly created business trusts. The aggregate initial offering price of the preferred securities offered by the trusts will not exceed $70,000,000. The trusts will offer the preferred securities in amounts, at prices and on terms to be determined by market conditions at the time of the offerings.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 8

BORROWINGS continued

     The proceeds of the offering will be loaned to the Corporation by the trusts in exchange for subordinated debentures with terms that are similar to the preferred securities and will be recorded as debt in the Corporation's consolidated financial statements. The subordinated debentures will be the sole asset of the trusts. Issuance costs will be amortized over the life of the preferred securities. The Corporation will guarantee the preferred securities and distributions.

NOTE  9

LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $37,909,000, $22,591,000 and $22,769,000 at December 31, 2001, 2000 and 1999.

NOTE  10

INCOME TAX

                                                                                         2001              2000              1999
====================================================================================================================================
Income tax expense for the year ended December 31:
  Currently payable:
     Federal .................................................................          $  9,098          $  9,236         $  8,491
     State ...................................................................             2,210             1,499            2,730
  Deferred:
     Federal .................................................................               406              (715)            (939)
     State ...................................................................               210               (52)            (183)
                                                                                        --------          --------         --------
        Total income tax expense .............................................          $ 11,924          $  9,968         $ 10,099
                                                                                        ========          ========         ========

Reconciliation of federal statutory to actual tax expense:
     Federal statutory income tax at 34% .....................................          $ 11,539          $ 10,169         $  9,924
     Tax-exempt interest .....................................................            (1,319)           (1,308)          (1,555)
     Graduated tax rates .....................................................               312               299              291
     Effect of state income taxes ............................................             1,597               941            1,656
     Other ...................................................................              (205)             (133)            (217)
                                                                                        --------          --------         --------
        Actual tax expense ...................................................          $ 11,924          $  9,968         $ 10,099
                                                                                        ========          ========         ========

Tax expense (benefit) applicable to security gains and losses for the years ended December 31, 2001, 2000 and 1999, was ($80,000), $(43,000), and $103,000,
respectively.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 10

INCOME TAX continued

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                                                                           2001                2000
=====================================================================================================================
Deferred tax asset at December 31:
Assets:
   Differences in accounting for loan losses .............................                $5,103              $5,110
   Deferred compensation .................................................                 1,069                 923
   Net unrealized loss on securities available for sale ..................                                        88
   Other .................................................................                   268                 217
                                                                                          ------              ------
       Total assets ......................................................                 6,440               6,338
                                                                                          ------              ------
Liabilities:
   Differences in depreciation methods ...................................                   838                 754
   Differences in accounting for loans and securities ....................                 2,137                 173
   Differences in accounting for loan fees ...............................                   436                 413
   Differences in accounting for pensions
     and other employee benefits .........................................                   315                 177
   State income tax ......................................................                   115                 256
   Net unrealized gain on securities available for sale...................                 1,464
   Other .................................................................                   756                 455
                                                                                          ------              ------
       Total liabilities .................................................                 6,061               2,228
                                                                                          ------              ------
       Net deferred tax asset ............................................                $  379              $4,110
                                                                                          ======              ======

NOTE 11

COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Banks use the same credit policies in making such commitments as they do for instruments that are included in the consolidated balance sheets.

     Financial instruments whose contract amount represents credit risk as of December 31, were as follows:

                              2001               2000
                            --------           --------
Commitments
to extend credit            $199,656           $220,613

Standby letters
of credit                      9,806              6,558

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 11

COMMITMENTS AND CONTINGENT LIABILITIES continued

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party.

     The Corporation and subsidiaries are also subject to claims and lawsuits, which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Corporation.

NOTE  12

STOCKHOLDERS' EQUITY

     National and state banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. National and state banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2001, the Banks' had no retained net profits available for 2002 dividends to the Corporation without prior regulatory approval.

     Total stockholders' equity for all subsidiaries at December 31, 2001, was $180,048,000, of which $178,245,000 was restricted from dividend distribution to the Corporation.

     The Corporation has a Dividend Reinvestment and Stock Purchase Plan, enabling stockholders to elect to have their cash dividends on all shares held automatically reinvested in additional shares of the Corporation's common stock. In addition, stockholders may elect to make optional cash payments up to an aggregate of $2,500 per quarter for the purchase of additional shares of common stock. The stock is credited to participant accounts at fair market value. Dividends are reinvested on a quarterly basis. At December 31, 2001, there were 388,176 shares of common stock reserved for purchase under the plan.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 12

STOCKHOLDERS' EQUITY continued

     On August 14, 2001, the Board of Directors of the Corporation declared a five percent (5%) stock dividend on its outstanding common shares. The new shares were distributed on September 24, 2001, to holders of record on September 3, 2001.

NOTE 13

REGULATORY CAPITAL

     The Corporation and Banks are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

     There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations.

     At December 31, 2001, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Corporation and Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. There have been no conditions or events since that notification that management believes have changed this categorization.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 13

REGULATORY CAPITAL   continued

     Actual and required capital amounts and ratios are listed below.

                                                                  2001                                        2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                       REQUIRED FOR                                REQUIRED FOR
                                                      ACTUAL        ADEQUATE CAPITAL (1)          ACTUAL        ADEQUATE CAPITAL (1)
                                                AMOUNT      RATIO    AMOUNT      RATIO      AMOUNT      RATIO    AMOUNT      RATIO
====================================================================================================================================
December 31
Total Capital (1)(to risk-weighted assets)
   Consolidated ......................        $159,315     11.75%  $108,514      8.00%    $147,609     12.72%  $ 92,814      8.00%
   First Merchants ...................          70,562     11.69     48,281      8.00       62,220     10.92     45,600      8.00
   Madison ...........................          19,329     11.61     13,320      8.00       19,860     12.24     12,979      8.00
   First United ......................           8,245     13.17      5,009      8.00        7,982     11.49      5,560      8.00
   Randolph County ...................           7,009     11.97      4,684      8.00        6,665     10.46      5,096      8.00
   Union County ......................          17,897     13.50     10,606      8.00       17,867     13.21     10,821      8.00
   First National ....................          10,387     12.34      6,731      8.00        9,386     11.12      6,750      8.00
   Decatur ...........................          11,871     14.41      6,588      8.00       10,678     12.37      6,904      8.00
   Frances Slocum.....................          13,634     10.25     10,638      8.00

Tier I Capital (1)(to risk-weighted assets)
   Consolidated ......................        $144,174     10.63%  $ 54,257      4.00%    $135,155     11.65%  $ 46,407      4.00%
   First Merchants ...................          64,817     10.74     24,140      4.00       57,403     10.07     22,800      4.00
   Madison ...........................          17,852     10.72      6,660      4.00       18,094     11.15      6,489      4.00
   First United ......................           7,546     12.05      2,504      4.00        7,306     10.51      2,780      4.00
   Randolph County ...................           6,277     10.72      2,342      4.00        5,868      9.21      2,548      4.00
   Union County ......................          16,332     12.32      5,303      4.00       16,227     12.00      5,411      4.00
   First National ....................           9,389     11.16      3,366      4.00        8,331      9.87      3,375      4.00
   Decatur ...........................          10,834     13.16      3,294      4.00        9,593     11.12      3,452      4.00
   Frances Slocum.....................          12,007      9.03      5,319      4.00

Tier I Capital (1) (to average assets)
   Consolidated ......................        $144,174      8.70%  $ 66,298      4.00%    $135,155      8.72%  $ 62,023      4.00%
   First Merchants ...................          64,817      8.17     31,737      4.00       57,403      7.47     30,742      4.00
   Madison ...........................          17,852      8.24      8,667      4.00       18,094      8.80      8,228      4.00
   First United ......................           7,546      9.52      3,171      4.00        7,306      8.12      3,597      4.00
   Randolph County ...................           6,277      7.73      3,250      4.00        5,868      7.13      3,293      4.00
   Union County ......................          16,332      7.94      8,227      4.00       16,227      7.26      8,946      4.00
   First National ....................           9,389      7.93      4,736      4.00        8,331      7.30      4,562      4.00
   Decatur ...........................          10,834      8.40      5,159      4.00        9,593      7.49      5,123      4.00
   Frances Slocum.....................          12,007      7.05      6,809      4.00

(1) as defined by regulatory agencies

NOTE 14

EMPLOYEE BENEFIT PLANS

     The Corporation's defined-benefit pension plans cover substantially all of the Corporation's employees. The benefits are based primarily on years of service and employees' pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 14

EMPLOYEE BENEFIT PLANS  continued

     The table below sets forth the plans' funded status and amounts recognized in the consolidated balance sheets at December 31:

                                                            December 31
                                                         2001       2000
===========================================================================
Change in benefit obligation
     Benefit obligation at beginning of year ......    $ 16,953   $ 15,806
     Service cost .................................         926        714
     Interest cost ................................       1,269      1,181
     Actuarial loss ...............................       1,969        180
     Benefits paid ................................      (1,024)      (928)
                                                       --------   --------
     Benefit obligation at end of year ............      20,093     16,953
                                                       --------   --------
Change in plan assets
     Fair value of plan assets at beginning of year      23,967     22,325
     Actual return (loss) on plan assets ..........      (2,305)     2,570
     Benefits paid ................................      (1,024)      (928)
                                                       --------   --------
     Fair value of plan assets at end of year .....      20,638     23,967
                                                       --------   --------
     Funded status ................................         545      7,014
     Unrecognized net actuarial (gain) loss........         363     (6,315)
     Unrecognized prior service cost ..............        (107)      (119)
     Unrecognized transition asset ................         (69)      (206)
                                                       --------   --------
     Prepaid benefit cost .........................    $    732   $    374
                                                       ========   ========

                                                                 2001       2000        1999
==============================================================================================
Pension benefit includes the following components:
   Service cost-benefits earned during the year ............    $   926    $   714    $   737
   Interest cost on projected benefit obligation ...........      1,269      1,181      1,081
   Actual (return) loss on plan assets .....................      2,305     (2,570)    (3,871)
   Net amortization and deferral ...........................     (4,858)       160      1,915
                                                                -------    -------    -------
      Total pension benefit ................................    $  (358)   $  (515)   $  (138)
                                                                =======    =======    =======


                                                                  2001       2000        1999
==============================================================================================
Assumptions used in the accounting as of December 31 were:
      Discount rate ........................................      7.11%      7.70%       7.68%
      Rate of increase in compensation .....................      4.00%      4.00%       4.00%
      Expected long-term rate of return on assets ..........      9.00%      9.00%       9.00%

      The 1994 Stock Option Plan reserved 496,125 shares of Corporation common stock for the granting of options to certain employees and non-employee directors. The exercise price of the shares may not be less than the fair market value of the shares upon the grant of the option. Options become 100 percent vested when granted and are fully exercisable generally six months after the date of the grant, for a period of ten years. There were no shares available for grant.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 14

EMPLOYEE BENEFIT PLANS  continued

     The 1999 Long-term Equity Incentive Plan reserved 1,260,000 shares of Corporation common stock for the granting of options to certain employees and non-employee directors. The maximum number of options granted in any given year cannot exceed 1.5% of the shares outstanding at the end of the prior fiscal year. Options,which have a ten year life, become 100 percent vested ranging from six month to two years and are fully exercisable when vested. There were 984,504 shares available for grant at December 31, 2001.

     The table below is a summary of the status of the Corporation's stock option plans and changes in those plans as of and for the years ended December 31, 2001, 2000 and 1999. The number of shares and prices have been restated to give effect to the Corporation's 2001 stock dividend.

Year Ended December 31,                                         2001                       2000                       1999
------------------------------------------------------------------------------------------------------------------------------------

                                                           WEIGHTED-AVERAGE           WEIGHTED-AVERAGE           WEIGHTED-AVERAGE
       OPTIONS                                        SHARES     EXERCISE PRICE  SHARES     EXERCISE PRICE  SHARES    EXERCISE PRICE
====================================================================================================================================
Outstanding, beginning of year ................       597,089        $ 18.89     596,695        $ 18.63     521,854       $ 16.78
Granted .......................................       127,829          21.72     135,398          20.29     143,220         21.15
Exercised .....................................       (24,237)         10.81     (50,297)         15.37     (67,040)         9.34
Cancelled .....................................        (3,701)         21.88     (84,707)         21.27      (1,339)        23.41
                                                      -------                    -------                    -------
Outstanding, end of year ......................       696,980        $ 19.75     597,089        $ 18.89     596,695       $ 18.63
                                                      =======                    =======                    =======
Options exercisable at year end ...............       471,392                    469,646                    465,156
Weighted-average fair value of
   options granted during the year ............                      $  6.30                    $  5.22                   $  5.50

As of December 31, 2001, other information by exercise price range for options outstanding and exercisable is as follows:

                                    OUTSTANDING                                                      EXERCISABLE
---------------------------------------------------------------------------------          -------------------------------
  EXERCISE PRICE         NUMBER     WEIGHTED-AVERAGE        WEIGHTED-AVERAGE                 NUMBER       WEIGHTED-AVERAGE
      RANGE             OF SHARES    EXERCISE PRICE    REMAINING CONTRACTUAL LIFE          OF SHARES        EXERCISE PRICE
==========================================================================================================================
$  0.00 - $19.92         265,534         $15.43                 3.8 years                   263,270             $15.56

  20.09 -  21.75         319,664          21.15                 8.7 years                    96,351              21.44

  22.56 -  28.99         111,782          25.99                 6.9 years                   111,771              25.99
                         -------                                                            -------
                         696,980         $19.75                 6.5 years                   471,392             $19.23
                         =======                                                            =======

     The Corporation's stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. APB No. 25 requires compensation expense for stock options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of the grant. Accordingly, the Corporation recognized compensation expense of $23,000 in 2001, $23,000 in 2000 and $35,000 in 1999.

     Although the Corporation has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Corporation had accounted for its employee stock options under that Statement.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 14

EMPLOYEE BENEFIT PLANS  continued

     The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                        2001           2000           1999


Risk-free interest rates........       5.32%          6.01%          5.72%

Dividend yields.................       3.59%          3.38%          3.23%

Volatility factors of expected
    market price common stock...      30.95%         22.86%         21.98%

Weighted-average expected
    life of the options ........       8.50 years     8.50 years     8.50 years

     Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are shown as follows:

                                       2001          2000          1999

Net Income
     As reported.................... $22,209       $19,940       $19,088
     Pro Forma......................  21,630        19,481        18,661
Earnings per share
   Basic:
     As reported....................   $1.79         $1.67         $1.51
     Pro forma......................    1.74          1.63          1.47
   Diluted:
     As reported....................   $1.78         $1.66         $1.50
     Pro forma......................    1.73          1.62          1.46


     The 1999 Employee Stock Purchase Plan enables eligible employees to purchase the Corporation's common stock. A total of 262,500 shares of the Corporation's common stock were initially reserved for issuance pursuant to the plan. The price of the stock to be paid by the employees is determined by the Corporation's compensation committee, but may not be less than 85 percent of the lesser of the fair market value of the Corporation's common stock at the beginning or at the end of the offering period. Common stock purchases are made annually and are paid through advance payroll deductions of up to 20 percent of eligible compensation. Participants under the plan purchased 28,466 in 2001 at $17.69 per share. The fair value on the purchase date was $19.41.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 14

EMPLOYEE BENEFIT PLANS  continued

     At December 31, 2001, there were 221,534 shares of Corporation common stock reserved for purchase under the plan, and $336,000 has been withheld from compensation, plus interest, toward the purchase of shares after June 30, 2002, the end of the annual offering period.

     The Corporation's Employee Stock Purchase Plan is accounted for in accordance with APB No. 25. Although the Corporation has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Corporation had accounted for the purchased shares under that statement. The pro forma disclosures are included in the table on the previous page and were estimated using an option pricing model with the following assumptions for 2001, 2000 and 1999, respectively: dividend yield of 3.59, 3.38, and 3.23 percent; an expected life of one year for all years; expected volatility of 30.95, 22.86, and 21.98 percent; and risk-free interest rates of 5.32, 6.01 and 5.72 percent. The fair value of those purchase rights granted in 2001, 2000 and 1999 was $5.63, $4.01 and $4.50 respectively.

     The Corporation has a retirement savings 401(k) plans in which substantially all employees may participate. The Corporation matches employees' contributions at the rate of 25 to 50 percent for the first 5 to 6 percent of base salary contributed by participants. The Corporations' expense for the plans was $190,000 for 2001, $182,000 for 2000 and $191,000 for 1999.

NOTE  15

NET INCOME PER SHARE

==================================================================================================================================
Year Ended December 31,                           2001                           2000                          1999
----------------------------------------------------------------------------------------------------------------------------------
                                       WEIGHTED-AVERAGE PER SHARE     WEIGHTED-AVERAGE PER SHARE    WEIGHTED-AVERAGE PER SHARE
                                      INCOME     SHARES     AMOUNT   INCOME     SHARES     AMOUNT  INCOME     SHARES    AMOUNT
==================================================================================================================================
Basic net income per share:
  Net income available  to
    common stockholders ..........   $22,209    12,399,985   $1.79  $19,940    11,909,457   $1.67  $19,088   12,608,560   $1.51
Effect of dilutive stock options .                  89,344   =====                 82,819   =====               114,194   =====
                                     -------    ----------          -------    ----------          -------   ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions ......   $22,209    12,489,329   $1.78  $19,940    11,992,276   $1.66  $19,088   12,722,754   $1.50
                                     =======    ==========   =====  =======    ==========   =====  =======   ==========   =====

     Options to purchase 112,024, 217,817 and 118,941 shares of common stock with weighted average exercise prices of of $26.00, $23.75 and $25.87 at December 31, 2001, 2000 and 1999 were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 16

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS The fair value of cash and cash equivalents approximates carrying value.

INTEREST-BEARING TIME DEPOSITS The fair value of interest-bearing time deposits approximates carrying value.

INVESTMENT SECURITIES Fair values are based on quoted market prices.

MORTGAGE LOANS HELD FOR SALE The fair value of mortgages held for sale approximates carrying values.

LOANS For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

INTEREST RECEIVABLE/PAYABLE The fair values of interest receivable/payable approximate carrying values.

FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK The fair value of FRB and FHLB stock is based on the price at which it may be resold to the FRB and FHLB.

CASH SURRENDER VALUE OF LIFE INSURANCE The fair value of cash surrender value of life insurance approximates carrying value.

DEPOSITS The fair values of noninterest-bearing demand accounts, interest-bearing demand accounts and savings deposits are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit and other time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 16

FAIR VALUES OF FINANCIAL INSTRUMENTS   continued

FEDERAL FUNDS PURCHASED, U.S. TREASURY DEMAND NOTES AND OTHER BORROWED FUNDS

These financial instruments are short-term borrowing arrangements. The rates at December 31, approximate market rates, thus the fair value approximates carrying value.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND FEDERAL HOME LOAN BANK ADVANCES

The fair value of the these borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt.

OFF-BALANCE SHEET COMMITMENTS

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the Banks' exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                                    2001                              2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                        CARRYING           FAIR           CARRYING           FAIR
                                                                         AMOUNT            VALUE           AMOUNT            VALUE
====================================================================================================================================
Assets at December 31:
   Cash and cash equivalents ...................................      $  103,028        $  103,028      $   67,463        $   67,463
   Interest-bearing time deposits ..............................           3,871             3,871             883               883
   Investment securities available for sale ....................         231,668           231,668         295,730           295,730
   Investment securities held to maturity ......................           8,654             8,762          12,233            12,328
   Mortgage loans held for sale ................................             307               307
   Loans .......................................................       1,344,445         1,386,515       1,163,132         1,157,723
   FRB and FHLB stock ..........................................           8,350             8,350           7,185             7,185
   Interest receivable .........................................          12,024            12,024          13,135            13,135
   Cash surrender of life insurance.............................           6,470             6,470           6,312             6,312

Liabilities at December 31:
   Deposits ....................................................       1,421,251         1,448,336       1,288,299         1,286,762
   Borrowings:
       Securities sold under repurchase agreements .............          45,632            45,939          64,456            64,558
       Federal funds purchased .................................          10,500            10,500             975               975
       U.S. Treasury demand notes ..............................           6,273             6,273           4,968             4,968
       FHLB advances ...........................................         103,499           105,955          93,182            92,387
       Other borrowed funds.....................................           8,500             8,500
   Interest payable ............................................           5,488             5,488           6,335             6,335


================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE  17

CONDENSED FINANCIAL INFORMATION   (parent company only)

     Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEET
                                                                December 31,
                                                              2001         2000
================================================================================
Assets
   Cash ..............................................     $  3,041     $ 13,184
   Investment securities available for sale...........        3,500
   Investment in subsidiaries ........................      180,423      143,903
   Goodwill ..........................................          448          485
   Other assets ......................................        1,396          378
                                                           --------     --------
      Total assets ...................................     $188,808     $157,950
                                                           ========     ========
Liabilities
   Borrowings ........................................     $  8,500
   Other liabilities .................................        1,180     $  1,887
                                                           --------     --------
      Total liabilities ..............................        9,680        1,887

Stockholders' equity .................................      179,128      156,063
                                                           --------     --------
      Total liabilities and stockholders' equity .....     $188,808     $157,950
                                                           ========     ========

CONDENSED STATEMENT OF INCOME

                                                                                                         December 31,
                                                                                            2001            2000            1999
====================================================================================================================================
Income
  Dividends from subsidiaries ................................................           $ 20,245        $ 71,705        $  9,894
  Gain on sale of available-for-sale securities ..............................                                                 98
  Administrative services fees................................................              4,133
  Other income ...............................................................                269             174             112
                                                                                         --------        --------        --------
     Total income ............................................................             24,647          71,879          10,104
                                                                                         --------        --------        --------
Expenses
  Amortization of core deposit intangibles,
   goodwill, and fair value adjustments ......................................                 66              50              43
  Business combination expenses ..............................................                                                804
  Interest expense............................................................                 88             788
  Salaries and employee benefits..............................................              4,767             185             388
  Net occupancy expenses......................................................              1,002              11              12
  Equipment expenses..........................................................                898              18               9
  Telephone expenses..........................................................                547
  Other expenses..............................................................              1,003             581             425
                                                                                         --------        --------        --------
     Total expenses ..........................................................              8,371           1,633           1,681
                                                                                         --------        --------        --------
Income before income tax benefit and equity in
undistributed income of subsidiaries .........................................             16,276          70,246           8,423
     Income tax benefit ......................................................             (1,567)           (496)           (321)
                                                                                         --------        --------        --------
Income before equity in undistributed income of subsidiaries .................             17,843          70,742           8,744

   Equity in undistributed (distributions in excess of)
    income of subsidiaries ...................................................              4,366         (50,802)         10,344
                                                                                         --------        --------        --------
Net Income ...................................................................           $ 22,209        $ 19,940        $ 19,088
                                                                                         ========        ========        ========

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 17

CONDENSED FINANCIAL INFORMATION (parent company only)

CONDENSED STATEMENT OF CASH FLOWS

                                                                                    Year Ended December 31,
=====================================================================================================================

                                                                             2001             2000             1999
=====================================================================================================================
Operating activities:
   Net income ........................................................    $ 22,209         $ 19,940         $ 19,088
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization ....................................................          66               50               43
     Distributions in excess of (equity in undistributed)
       income of subsidiaries ............... ........................      (4,366)          50,802          (10,344)
     Security gains ..................................................                                           (98)
     Net change in:
        Other assets .................................................      (1,274)              (36)             (53)
        Other liabilities ............................................        (842)            1,270              349
                                                                          --------         --------         --------
           Net cash provided by operating activities .................      15,793           72,026            8,985
                                                                          --------         --------         --------
Investing activities:
   Net change in loans ...............................................                        2,350             (850)
   Purchase of securities available for sale..........................      (3,500)
   Proceeds from sales of securities available for sale ..............                                           383
   Investment in subsidiary ..........................................     (14,296)         (14,159)
   Other investing activities ........................................                                            55
                                                                          --------         --------         --------
           Net cash used by investing activities .....................     (17,796)         (11,809)            (412)
                                                                          --------         --------         --------
Financing activities:
   Cash dividends ....................................................     (11,127)         (10,331)          (9,759)
   Borrowing from affiliates .........................................                       13,000           32,000
   Repayment of borrowings from affiliates ...........................                      (45,000)
   Borrowings.........................................................       8,500
   Stock issued under employee benefit plans .........................         504              481              457
   Stock issued under dividend reinvestment
     and stock purchase plan .........................................         803              811              722
   Stock options exercised ...........................................         225              510              271
   Stock redeemed ....................................................      (7,023)          (6,712)         (32,136)
   Cash paid in lieu of issuing fractional shares ....................         (22)              (4)
                                                                          --------         --------         --------
           Net cash used by financing activities .....................      (8,140)         (47,245)          (8,445)
                                                                          --------         --------         --------
Net change in cash ...................................................     (10,143)          12,972              128
Cash, beginning of year ..............................................      13,184              212               84
                                                                          --------         --------         --------
Cash, end of year ....................................................    $  3,041         $ 13,184         $    212
                                                                          ========         ========         ========

NOTE 18

NEW ACCOUNTING PRONOUNCEMENT

     The FASB recently adopted SFAS 142, "Goodwill and Other Intangible Assets". This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Corporation expects to apply SFAS 142 in the first quarter of its fiscal year ending December 31, 2002. Upon adoption of SFAS 142, the Corporation will no longer amortize the goodwill it currently has recorded in the consolidated financial statements. Goodwill will be reviewed for impairment in accordance with SFAS 142. Amortization of goodwill for the period ended December 31, 2001 totaled $1,003,000.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 19

QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain quarterly results for the years ended
December 31, 2001 and 2000:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    AVERAGE SHARES OUTSTANDING  NET INCOME PER SHARE
   QUARTER            INTEREST    INTEREST    NET INTEREST  PROVISION FOR     NET   --------------------------  --------------------
    ENDED              INCOME      EXPENSE       INCOME      LOAN LOSSES     INCOME      BASIC        DILUTED     BASIC   DILUTED
2001:
March ............   $   30,088   $  15,399    $    14,689   $    653      $  5,106    12,178,006    12,262,050   $ .42   $ .42
June .............       29,267      13,997         15,270        695         5,574    12,024,871    12,105,173     .46     .46
September.........       31,558      14,296         17,262      1,023         6,020    12,711,385    12,804,017     .48     .47
December..........       29,522      12,382         17,140      1,205         5,509    12,676,774    12,782,452     .43     .43
                     ----------   ----------   -----------   --------      --------                               -----   -----
                     $  120,435   $  56,074    $    64,361   $  3,576      $ 22,209    12,399,985    12,489,329   $1.79   $1.78
                     ==========   ==========   ===========   ========      ========                               =====   =====

2000:
March ............   $   26,574   $  13,301    $    13,273   $    479      $  4,820    11,449,253    11,557,764   $ .41   $ .41
June .............       28,097      14,307         13,790        665         5,003    11,645,787    11,716,711     .43     .43
September.........       30,616      16,202         14,414        603         5,275    12,273,134    12,349,071     .43     .43
December..........       31,241      16,736         14,505        878         4,842    12,264,391    12,350,840     .40     .39
                     ----------   ----------   -----------   --------      --------                               -----   -----
                     $  116,528   $  60,546    $    55,982   $  2,625      $ 19,940    11,909,457    11,992,276   $1.67   $1.66
                     ==========   ==========   ===========   ========      ========                               =====   =====



================================================================================

STOCKHOLDER INFORMATION

================================================================================

First Merchants Corporation, a financial holding company based in Muncie, Indiana, was organized in September of 1982 as the bank holding company for Merchants National Bank of Muncie, now First Merchants Bank, N.A. Since its organization, First Merchants Corporation has grown to include eight affiliate banks, multi-line insurance agency and an offshore reinsurance company with over 48 locations in 13 Indiana counties and one Ohio county.

Affiliates include First Merchants Bank, First Merchants Insurance Services, Madison Community Bank in Madison County, First United Bank in Henry County, the Randolph County Bank, First National Bank of Portland, Union County National Bank, Decatur Bank & Trust Company and Frances Slocum Bank & Trust Company in Miami County. The Company also operates a "non-chartered" branch affiliate, First Merchants Bank-Hamilton County with six locations.

The Corporation's Trust Division, which operates through First Merchants Bank, is one of the ten largest trust departments in Indiana with fiduciary assets in excess of $1.37 billion dollars at market value through year-end 2001.

First Merchants Corporation completed its 26th consecutive year of increased earnings at the end of 2001. In addition, the Corporation continues to receive an A+ rating from Standard & Poor's for its common stock (NASDAQ symbol FRME).

First Merchants' operating philosophy is to be customer focused, value driven, plan disciplined and managed for achievers from both an employee and shareholder perspective.


                                Corporate Office
                             200 East Jackson Street
                              Muncie, Indiana 47305

                                  765-747-1500
                         http://www.firstmerchants.com

================================================================================

ANNUAL MEETING

================================================================================

First Merchants Corporation currently provides services through offices located in Adams, Delaware, Fayette, Hamilton, Henry, Howard, Jay, Madison, Miami, Wabash, Wayne, Randolph and Union counties in Indiana and Butler county in Ohio.

The Annual Meeting of Stockholders
of First Merchants Corporation
will be held...

Thursday, April 11, 2002 at 3:30 p.m.

Horizon Convention Center
401 South High Street
Muncie, Indiana

STOCK INFORMATION

                                                                             PRICE PER SHARE
    QUARTER                                      HIGH                              LOW                     DIVIDENDS DECLARED
================================================================================================================================
                                         2001             2000            2001             2000           2001              2000
                                      -------------------------        --------------------------    ---------------------------
First Quarter  .............          $  24.05         $  25.36        $   19.94        $   18.93    $    .230         $    .209
Second Quarter .............             22.79            21.79            20.71            17.62         .230              .209
Third Quarter ..............             24.75            21.90            20.96            18.33         .230              .219
Fourth Quarter .............             24.97            22.74            22.65            20.71         .230              .219


The table above lists per share prices and dividend payments during 2001 and 2000. Prices are as reported by the National Association of Securities Dealers. Automated Quotation - National Market System.

Numbers rounded to nearest cent when applicable.

Common stock listing

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ National Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on December 31, 2001, the number of shares outstanding was 12,670,307. There were 2,483 stockholders of record on that date.

General stockholder inquiries

Stockholders and interested investors may obtain information about the Corporation upon written request or by calling:

Mr. Brian Edwards
Shareholder Relations Officer

First Merchants Corporation
P. O. Box 792
Muncie, Indiana 47308-0792
765-741-7278
1-800-262-4261 Ext. 7278

Stock transfer agent and registrar

First Merchants Bank, N.A.
Corporate Trust Department
P. O. Box 792
Muncie, Indiana 47308-0792

================================================================================

STOCK PRICE & DIVIDEND INFORMATION

================================================================================

MARKET MAKERS
The following firms make a market in First Merchants Corporation stock:

Midwest Research First Tennessee
Keefe, Bruyette & Woods, Inc.
Knight Securities, L.P.
Herzog, Heine, Geduld, Inc.
Howe Barnes Investments, Inc.
Sandler O'Neill & Partners
NatCity Investments, Inc.
Sherwood Securities Corp.
Spear, Leeds, & Kellog
Dain Rauscher, Inc.
Stifel, Nicolaus & Company, Inc.

FORM 10-K AND FINANCIAL INFORMATION

First Merchants Corporation, upon request and without charge, will furnish stockholders, security analysts and investors a copy of Form 10-K filed with the Securities and Exchange Commission.

The  Securities  and  Exchange  Commission  maintains  a Web site that  contains reports, proxy and information statements and other information regarding registrants that file electronically with the commission, including the Corporation; that address is http://www.sec.gov

Please contact:
Mr. James Thrash
Senior Vice President
and Chief Financial Officer

First Merchants Corporation
P. O. Box 792
Muncie, Indiana 47308-0792

765-747-1390
1-800-262-4261 Ext. 1390

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT
--------------------------------------------------------------------------------

                                                          State of
Name                                                    Incorporation
----                                                    -------------

First Merchants Bank, National Association (also doing
  business as First Merchants Bank of Hamilton County)....U.S.

The Madison Community Bank..............................Indiana

First United Bank.......................................Indiana

The Union County National Bank of Liberty.................U.S.

The Randolph County Bank................................Indiana

The First National Bank of Portland.......................U.S.

Decatur Bank & Trust Company.............................Indiana

Frances Slocum Bank & Trust Company......................Indiana

First Merchants Capital Trust I.........................Delaware

First Merchants Capital Trust II........................Delaware

First Merchants Capital Trust III.......................Delaware

First Merchants Insurance Services, Inc.................Indiana

First Merchants Reinsurance Co. Ltd.....................Providencials Turkes and
                                                        Caicos, Island

Indiana Title Insurance Company.........................Indiana

Indiana Title Insurance Company, LLC....................Indiana


                                   EXHIBIT-23
                       CONSENT OF INDEPENDENT ACCOUNTANTS


EXHIBIT 23 - CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference to the Registration Statement on Form S-8, File Numbers 333-50484, 333-80119 and 333-80117 of our report dated January 18,2002, on the consolidated financial statements of First Merchants Corporation which report is included in the Annual Report on Form 10-K of First Merchants Corporation.


BKD LLP

Indianapolis, Indiana
March 29, 2002

                                   EXHIBIT-24
                            LIMITED POWER OF ATTORNEY

EXHIBIT 24--LIMITED POWER OF ATTORNEY

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

Dated: February 12, 2002

/s/ Michael L. Cox                          /s/ Stefan S. Anderson
--------------------------------------      ------------------------------------
    Michael L. Cox  President and               Stefan S. Anderson      Director
                    Chief Executive
                    Officer (Principal
                    Executive Officer)

/s/James L. Thrash                          /s/ Roger M. Arwood
--------------------------------------      ------------------------------------
   James L. Thrash  Sr. Vice President          Roger M. Arwood         Director
                    and Chief Financial
                    Officer (Principal
                    Financial and
                    Accounting Officer)
                                            ------------------------------------
                                                James F. Ault           Director

                                            /s/ Jerry M. Ault
                                            ------------------------------------
                                                Jerry M. Ault           Director

                                            /s/ Dennis A. Bieberich
                                            ------------------------------------
                                                Dennis A. Bieberich     Director


                                            ------------------------------------
                                                Blaine M. Brownell      Director


                                            ------------------------------------
                                                Frank A. Bracken        Director

                                            /s/ Thomas B. Clark
                                            ------------------------------------
                                                Thomas B. Clark         Director

                                            /s/ Michael L. Cox
                                            ------------------------------------
                                                Michael L. Cox          Director

                                            /s/ Barry J. Hudson
                                            ------------------------------------
                                                Barry J. Hudson         Director

                                            /s/ Norman M. Johnson
                                            ------------------------------------
                                                Norman M. Johnson       Director


                                            ------------------------------------
                                                George A. Sissel        Director


                                            ------------------------------------
                                                Robert M. Smitson       Director

                                            /s/ Dr. John E. Worthen
                                            ------------------------------------
                                                Dr. John E. Worthen     Director

                                  EXHIBIT-99.1
                     ACCOUNTANT'S REPORT FOR FIRST MERCHANTS
                          EMPLOYEE STOCK PURCHASE PLAN

EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANT'S REPORT FOR
              FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

The annual finanial statements and independent accountant's report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending December 31, 2001, will be filed as an amendment to the 2001 Annual Report on Form 10-K.