Form 10-Q
period 2002-03-31
FIRST MERCHANTS CORP
filed 2002-05-15
CIK 712534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of THE

                         SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended March 31, 2002

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

   200 East Jackson Street
         Muncie, IN                                                47305-2814

(Address of principal executive office)                            (Zip code)

                                 (765) 747-1500

              (Registrant's telephone number, including area code)

                                 Not Applicable

               (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2002 there were 15,569,585 outstanding common shares, without par value, of the registrant.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.


PART I.  Financial information:

 Item 1.          Financial Statements:

                  Consolidated Condensed Balance Sheets........................3

                  Consolidated Condensed Statements of Income..................4

                  Consolidated Condensed Statements of
                  Comprehensive Income.........................................5

                  Consolidated Condensed Statements of
                  Stockholders' Equity.........................................6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........9

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................23

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................24

 Item 2.          Changes in Securities and Use of Proceeds...................24

 Item 3.          Defaults Upon Senior Securities.............................24

 Item 4.          Submission of Matters to a Vote of Security Holders.........24

 Item 5.          Other Information...........................................24

 Item 6.          Exhibits and Reports of Form 8-K............................24

Signatures        ............................................................25

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                     March 31,     December 31,
                                                                       2002            2001
                                                                    -----------    -----------
                                                                           (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    44,059    $    68,743
  Federal funds sold ............................................        21,194         34,285
                                                                    -----------    -----------
    Cash and cash equivalents ...................................        65,253        103,028
  Interest-bearing deposits......................................         3,818          3,871
  Investment securities available for sale ......................       213,228        231,668
  Investment securities held to maturity ........................         7,133          8,654
  Mortgage loans held for sale...................................           163            307
  Loans, net of allowance for loan losses of $15,128 and $15,141.     1,348,923      1,344,445
  Premises and equipment ........................................        28,426         27,684
  Federal Reserve and Federal Home Loan Bank Stock...............         8,350          8,350
  Interest receivable ...........................................        11,356         12,024
  Goodwill ......................................................        27,681         26,081
  Core deposit intangibles ......................................         5,870          6,096
  Cash surrender value of life insurance.........................         6,557          6,470
  Other assets ..................................................         9,154          8,357
                                                                    -----------    -----------
      Total assets ..............................................   $ 1,735,912    $ 1,787,035
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   171,825    $   186,987
    Interest-bearing ............................................     1,201,861      1,234,264
                                                                    -----------    -----------
      Total deposits ............................................     1,373,686      1,421,251
  Borrowings ....................................................       164,954        174,404
  Interest payable ..............................................         5,621          5,488
  Other liabilities..............................................         8,567          6,764
                                                                    -----------    -----------
      Total liabilities .........................................     1,552,828      1,607,907
  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares ....................
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares ............................
    Issued and outstanding - 12,788,037 and 12,670,307 shares....         1,599          1,584
  Additional paid-in capital ....................................        53,338         50,642
  Retained earnings .............................................       126,842        124,304
  Accumulated other comprehensive income ........................         1,305          2,598
                                                                    -----------    -----------
      Total stockholders' equity ................................       183,084        179,128
                                                                    -----------    -----------
      Total liabilities and stockholders' equity .                  $ 1,735,912    $ 1,787,035
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2002        2001
Interest Income:
  Loans receivable
    Taxable ...................................................   $ 24,266    $ 25,190
    Tax exempt ................................................        108          92
  Investment securities:
    Taxable ...................................................      1,903       3,539
    Tax exempt ................................................        987       1,027
  Federal funds sold ..........................................        181          89
  Deposits with financial institutions ........................         22          10
  Federal Reserve and Federal Home Loan Bank stock ............        124         141
                                                                  --------    --------
      Total interest income ...................................     27,591      30,088
                                                                  --------    --------
Interest expense:
  Deposits ....................................................      8,228      12,701
  Borrowings ..................................................      1,985       2,698
                                                                  --------    --------
    Total interest expense ....................................     10,213      15,399
                                                                  --------    --------
Net Interest Income ...........................................     17,378      14,689
Provision for loan losses .....................................      1,192         653
                                                                  --------    --------
Net Interest Income After Provision for Loan Losses ...........     16,186      14,036
                                                                  --------    --------
Other Income:
  Net realized gains on sales of available-for-sale securities.        118
  Other income ................................................      5,046       4,394
                                                                  --------    --------
Total other income ............................................      5,164       4,394
Total other expenses ..........................................     13,000      10,473
                                                                  --------    --------
Income before income tax ......................................      8,350       7,957
Income tax expense ............................................      2,871       2,851
                                                                  --------    --------
Net Income ....................................................   $  5,479    $  5,106
                                                                  ========    ========


Per share:
<F1>
    Diluted Cash Earnings(1)...................................   $    .43    $    .44
    Basic .....................................................        .43         .42
    Diluted ...................................................        .43         .42
    Dividends .................................................        .23         .23

    (1) Net income excluding core deposit and other intangible assets amortization. Also, excludes goodwill amortization for the three months ended March 31, 2001.

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)



                                                                          Three Months Ended
                                                                               March 31,
                                                                            2002       2001

Net Income ............................................................   $ 5,479    $ 5,106
                                                                          -------    -------
Other comprehensive income, net of tax:
  Unrealized (losses) gains on securities available for sale:
    Unrealized holding (losses) gains arising during the period, net of
        income tax benefit (expense) of $815 and $(1,187)..............    (1,223)     1,781
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $(46) and $0.........        72
                                                                          -------    -------
                                                                           (1,295)     1,781
                                                                          -------    -------
Comprehensive income ..................................................   $ 4,184    $ 6,887
                                                                          =======    =======

See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2002         2001
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 179,128    $ 156,063

Net income .....................................................       5,479        5,106

Cash dividends .................................................      (2,939)      (2,665)

Other comprehensive income (loss), net of tax...................      (1,295)       1,781

Stock issued under dividend reinvestment and stock purchase plan         234          210

Stock options exercised ........................................          87           20

Stock Redeemed .................................................         (54)      (1,415)

Issuance of stock in acquisition ...............................       2,444
                                                                   ---------    ---------

Balances, March 31 .............................................   $ 183,084    $ 159,100
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      ------------------------------------
                                                                                           2002                2001
                                                                                      ----------------    ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $         5,479     $         5,106
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................            1,192                 653
    Depreciation and amortization...................................................              775               1,207
    Securities amortization,  net...................................................               64                 (79)
    Securities gains, net...........................................................             (113)
    Gain on sale of premises and equipment..........................................               (3)
    Mortgage loans originated for sale..............................................           (4,988)             (5,206)
    Proceeds from sales of mortgage loans...........................................            5,132               4,746
    Change in interest receivable...................................................              668               1,183
    Change in interest payable......................................................              133                 233
    Other adjustments...............................................................              (78)               (712)
                                                                                      ----------------    ----------------
      Net cash provided by operating activities.....................................  $         8,261     $         7,131
                                                                                      ----------------    ----------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................               53                (749)
  Purchases of
    Securities available for sale...................................................          (21,630)             (4,169)
  Proceeds from maturities of
    Securities available for sale...................................................           34,110              33,279
    Securities held to maturity.....................................................            1,527               2,244
  Proceeds from sales of
    Securities available for sale...................................................            5,547
    Securities held to maturity.....................................................
  Net change in loans...............................................................           (5,670)            (11,232)
  Net cash received in acquisition..................................................            1,228
  Purchases of premises and equipment...............................................           (1,522)               (324)
  Proceeds from sale of fixed assets................................................                8
                                                                                      ----------------    ----------------
    Net cash provided by investing activities.......................................           13,651              19,049
                                                                                      ----------------    ----------------



(continued)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                ------------------------------------
                                                                                     2002                2001
                                                                                ----------------    ----------------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...........................................      $        (26,069)   $        (26,929)
    Certificates of deposit and other time deposits.......................               (21,496)            (30,553)
    Borrowings............................................................                (9,450)             (8,717)
  Cash dividends..........................................................                (2,939)             (2,665)
  Stock issued under dividend reinvestment and stock purchase plan........                   234                 210
  Stock options exercised.................................................                    87                  20
  Stock repurchased.......................................................                   (54)             (1,415)
                                                                                ----------------    ----------------
    Net cash used by financing activities.................................               (59,687)            (70,049)
                                                                                ----------------    ----------------
Net Change in Cash and Cash Equivalents...................................               (37,775)            (43,869)
Cash and Cash Equivalents, January 1......................................               103,028              67,463
                                                                                ----------------    ----------------
Cash and Cash Equivalents, March 31.......................................      $         65,253    $         23,594
                                                                                ================    ================

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

NOTE 2.  Accounting Matters

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

     The provisions of Statement No. 141 were effective for any business combination that was initiated after June 30, 2001.

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

     The Corporation adopted these new accounting rules on January 1, 2002. As a result, the Corporation will not amortize the goodwill it has recorded, but will make an annual assessment of any impairment in goodwill and, if necessary, recognize an impairment loss at that time. The Corporation had goodwill of $27,681,000 at March 31, 2002 and identified no impairment loss.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 3.  Business Combinations

On April 1, 2002, the Corporation completed the acquisition of Lafayette Bancorporation and its wholly owned subsidiary, Lafayette Bank and Trust Company, Lafayette, Indiana (collectively "Lafayette"). The acquisition will be accounted for under the purchase method of accounting. The total purchase price paid was approximately $115,978,000. Under the terms of the agreement, the Corporation will issue approximately 2,773,059 shares of its common stock, at a value of $23.48 (as determined by the average of the closing price of the stock for the two days prior, the day of and the two days after the acquisition was announced) and approximately $50,867,000 cash in exchange for all the common stock of Lafayette. The Corporation anticipates amortizing core deposit intangibles over ten years utilizing a 150% declining balance method. At December 31, 2001, Lafayette had total assets and shareholders' equity of $762,318,000 and $59,120,000. The results of operations of Lafayette will be included in the Corporation's results beginning April 1, 2002.

Effective January 1, 2002, the Corporation acquired Delaware County Abstract Company, Inc. ("DCA") and Beebe & Smith Title Insurance Company, Inc. ("B & S"), which were merged into Indiana Title Insurance Company, a wholly-owned subsidiary of the Corporation. The title insurance operations were subsequently contributed to Indiana Title Insurance Company, LLC in which the Corporation has a 52.12% ownership interest. This acquisition was deemed to be an immaterial acquisition.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value

Available for sale at March 31, 2002
  U.S. Treasury ....................   $    124                         $    124
  Federal agencies..................     33,633   $    473   $    138     33,968
  State and municipal ..............     81,972      1,441        538     82,875
  Mortgage-backed securities .......     80,541        881         54     81,368
  Other asset-backed securities.....      5,881         65          9      5,937
  Corporate obligations.............      3,496         76                 3,572
  Marketable equity securities......      5,507                   123      5,384
                                       --------   --------   --------   --------
      Total available for sale .....    211,154      2,936        862    213,228
                                       --------   --------   --------   --------


Held to maturity at March 31, 2002
  State and municipal...............      6,931        186         58      7,059
  Mortgage-backed securities........        202                              202
                                       --------   --------   --------   --------
      Total held to maturity .......      7,133        186         58      7,261
                                       --------   --------   --------   --------
      Total investment securities ..   $218,287   $  3,122   $    920   $220,489
                                       ========   ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

                                                       Gross       Gross
                                          Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains      Losses     Value


Available for sale at December 31, 2001
   U.S. Treasury ......................  $    124                            $    124
   Federal agencies ...................    30,808    $    767    $      2      31,573
   State and municipal ................    74,776       1,644         215      76,205
   Mortgage-backed securities .........   100,811       1,710           1     102,520
   Other asset-backed securities ......    10,116         167                  10,283
   Corporate obligations ..............     3,498         116                   3,614
   Marketable equity securities .......     7,472                     123       7,349
                                         --------    --------    --------    --------
      Total available for sale ........   227,605       4,404         341     231,668
                                         --------    --------    --------    --------

Held to maturity at December 31, 2001
   State and municipal ................     8,426         166          58       8,534
   Mortgage-backed securities .........       228                                 228
                                         --------    --------    --------    --------
      Total held to maturity ..........     8,654         166          58       8,762
                                         --------    --------    --------    --------
      Total investment securities .....  $236,259    $  4,570    $    399    $240,430
                                         ========    ========    ========    ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                      March 31,   December 31,
                                                                                        2002         2001
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   307,450    $   301,962
  Agricultural production financing and other loans to farmers .................        29,465         29,645
  Real estate loans:
    Construction ...............................................................        51,096         58,316
    Commercial and farmland ....................................................       255,232        230,233
    Residential ................................................................       526,955        544,028
  Individuals' loans for household and other personal expenditures .............       173,300        179,325
  Tax-exempt loans .............................................................         6,983          7,277
  Other loans ..................................................................        13,570          8,800
                                                                                   -----------    -----------
                                                                                     1,364,051      1,359,586
  Allowance for loan losses.....................................................       (15,128)       (15,141)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 1,348,923    $ 1,344,445
                                                                                   ===========    ===========

                                                                                        Three Months Ended
                                                                                             March 31

                                                                                       2002           2001
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    15,141    $    12,454

  Provision for losses .........................................................         1,192            653

  Recoveries on loans ..........................................................           381            125

  Loans charged off ............................................................        (1,586)          (505)
                                                                                   -----------    -----------
  Balances, March 31 ...........................................................   $    15,128    $    12,727
                                                                                   ===========    ===========

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended March 31,
                                                           2002                                           2001
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    5,479        12,778,366    $     .43      $    5,106        12,178,006    $     .42
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      109,132                                         84,044
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions.............      5,479        12,887,498    $     .43           5,106        12,262,050    $     .42
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 76,909 and 112,413 shares at March 31, 2002 and 2001 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 7. Cumulative Trust Preferred Securities

On April 12, 2002, the Corporation and First Merchants Capital Trust I (the "Trust") entered into an Underwriting Agreement with Stifel, Nicolaus & Company, Incorporated and RBC Dain Rauscher Inc. for themselves and as co-representatives for several other underwriters, (the "Underwriting Agreement"). On April 17, 2002 and pursuant to the Underwriting Agreement, the Trust issued 1,850,000 8.75% Cumulative Trust Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities") with an aggregate liquidation value of $46,250,000. On April 23, 2002 and pursuant to the Underwriting Agreement, the Trust issued an additional 277,500 Preferred Securities with an aggregate liquidation value of $6,937,500 to cover over-allotments. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Corporation's 8.75% Junior Subordinated Debentures due June 30, 2032 (the "Debentures"). The proceeds from the issuance of the Debentures were used by the Corporation to fund a portion of the cash consideration payable to the shareholders of Lafayette Bancorporation in connection with the acquisition referenced in Note 3. The Preferred Securities will be recorded as borrowings in the Corporation's consolidated balance sheet.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------

Forward-Looking Statements

     The Corporation from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "estimate,"
"project," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include:

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

Results of Operations

     Net income for the three months ended March 31, 2002, was $5,479,000, compared to $5,106,000 earned in the same period of 2001. Diluted earnings per share were $.43 compared to the $.42 reported for the first quarter 2001.

     Cash basis earnings per share were $.43 down $.01 from $.44 in 2001.

     Annualized returns on average assets and average shareholder's equity for quarter ended March 31, 2002 were 1.25 percent and 12.14 percent, respectively, compared with 1.28 percent and 13.03 percent for the same period of 2001.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Capital

     The Corporation's capital continues to exceed regulatory minimums and management believes that its capital levels continue to be a distinct advantage in the competitive environment in which the Corporation operates.

     The Corporation's Tier I capital to average assets ratio was 8.7 percent at year-end 2001 and 8.6 percent at March 31, 2002. At March 31, 2002, the Corporation had a Tier I risk-based capital ratio of 11.4 percent and total risk-based capital ratio of 12.5 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

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

--------------------------------------------------------------------------------
(Dollars in Thousands)                         March 31,          December 31,
                                                 2002                 2001
--------------------------------------------------------------------------------
Non-accrual loans ..................            $ 8,043              $ 6,327
Loans contractually past due 90 days
  Or more other than nonaccruing
                                                  4,292                4,828
Restructured loans .................              1,900                3,511
                                                -------              -------
              Total ................            $14,235              $14,666
                                                =======              =======

--------------------------------------------------------------------------------

     At March 31, 2002, non-performing loans totaled $14,235,000, a decrease of $431,000 from December 31, 2001.

     At March 31, 2002, impaired loans totaled $21,477,000. In addition, an allowance for losses was not deemed necessary for impaired loans totaling $11,538,000, but an allowance of $2,855,000 was recorded for the remaining balance of impaired loans of $9,939,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for the first quarter ended March 31, 2002 was $21,172,000.

     At December 31, 2001, impaired loans totaled $21,161,000. In addition, an allowance for losses was not deemed necessary for impaired loans totaling $10,780,000, but an allowance of $3,251,000 was recorded for the remaining balance of impaired loans of $10,381,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2001 was $22,327,000.

     At March 31, 2002, the allowance for loan losses decreased by $13,000, to $15,128,000, down slightly from year end 2001. As a percent of loans, the allowance was 1.11 percent, up from 1.07 percent at year end 2001.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

     The first quarter 2002 provision of $1,192,000 was up $539,000 from $653,000 for the same quarter in 2001. Net charge offs amounted to $1,205,000 during the quarter, an increase of $825,000 from $380,000 for the same quarter in 2001. The increase in net charge offs was primarily due to two commercial loans charged off during the first quarter of 2002, totaling approximately $700,000, that had been reserved for and included in the Corporation's allowance for loan losses at December 31, 2001. The increased provision has helped improve the allowance to total loans by 4 basis points over the first quarter of 2001, increasing the total to 1.11% at March 31, 2002.


                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                               ------------------
                                                              2002           2001
                                                              ----           ----
                                                            (Dollars in Thousands)
  Balance at beginning of period .........................   $15,141       $12,454
                                                             -------       -------
  Chargeoffs .............................................     1,586           518
  Recoveries .............................................       381           138
                                                             -------       -------
  Net chargeoffs .........................................     1,205           380
  Provision for loan losses ..............................     1,192           653
                                                             -------       -------
  Balance at end of period ...............................   $15,128       $12,727
                                                             =======       =======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period (1).......................       .35           .03


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

         Management  believes  that  the  Corporation's liquidity  and interest
sensitivity   position  at  March  31,  2002,  remained  adequate  to  meet  the
Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

         The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For mortgage-related assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, e.g., savings, money market, NOW and demand deposits reflect management's best estimate of expected future behavior.

The comparative rising and falling scenarios for the period ended March 31, 2003 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended March 31, 2003 are as follows:

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

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at March 31, 2002. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $ 71,938    $ 77,052    $ 69,054

Variance from base                                        $  5,114    $ (2,884)

Percent of change from base                                   7.11%      (4.01)%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Earning Assets

         The following table presents the earning asset mix as of March 31, 2002, and December 31, 2001.

         Loans grew by over $4.3 million from December 31, 2001, to March 31, 2002, while investment securities declined by $20.1 million during the same period. Commercial and industrial and other loans increased by more than $10 million, while individuals' loans for household and personal expenditures declined by nearly $6 million.

---------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                           March 31,            December 31,
                                                                   2002                  2001
---------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    25.0             $     38.2

Securities available for sale ..................                   213.2                  231.7

Securities held to maturity ....................                     7.1                    8.7

Loans ..........................................                 1,364.2                1,359.9

Federal Reserve and Federal Home Loan Bank stock                     8.4                    8.4
                                                               ----------            ----------

                     Total .....................               $ 1,617.9             $  1,646.9
                                                               ==========            ==========


---------------------------------------------------------------------------------------------------

Deposits and Borrowings

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances and other borrowed funds)at December 31, 2001 and March 31, 2002.

--------------------------------------------------------------------------------

(Dollars in Millions)                                March 31,         December 31,
                                                       2002                2001
                                                    ----------         ------------
Deposits ........................................   $  1,373.7          $  1,421.3
Securities sold under repurchase agreements......         43.1                45.6
Other short-term borrowings .....................          4.5                16.8
Federal Home Loan Bank advances .................        108.9               103.5
Other borrowed funds ............................          8.5                 8.5


         The Corporation has continued to leverage its capital position with Federal Home Loan Bank advances, as well as, repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis under the heading Liquidity, Interest Sensitivity, and Disclosures about Market Risk.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Net Interest Income

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2002 and 2001.

         Annualized net interest income (FTE) for the three months ended March 31, 2002 increased by $11,697,000, or 19.1 percent over the same period in 2001, due to an increase in average earning assets of over $144 million. For the same period interest income and interest expense, as a percent of average earning assets, decreased 134 basis points, 163 basis points respectively.

--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the three months
  Ended March 31,
           2002                   6.89%                2.50%                4.39%          $1,635,783          $72,870

           2001                   8.23%                4.13%                4.10%          $1,491,338          $61,173

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

         Other income in the first quarter of 2002 exceeded the same quarter in the prior year by $770,000, or 17.5 percent.

Three major areas account for most of the increase:

1. Service charges on deposit accounts increased $191,000 or 15.1 percent due to increased number of accounts and price adjustments.

2. Net realized gains on sales of available-for-sale securities totaled $118,000 in the first quarter of 2002. No sales occurred during the same quarter in the prior year.

3. Gains on sale of mortgage loans included in other income increased by $107,000, or 60.1 percent, due to increased mortgage volume. In addition, continued low mortgage loan interest rates caused an increase in refinancing volume during January and February of the current quarter, which facilitated an increase in loan sales activity.

Other Expenses

         Total other expenses represent non-interest operating expenses of the Corporation. First quarter other expense in 2002 exceeded the same quarter of the prior year by $2,527,000, or 24.1 percent.

Three major areas account for most of the increase:

1. Salaries and benefit expense grew $1,409,000 or 24.0 percent, due to normal salary increases, staff additions and additional salary cost related to the acquisition of Frances Slocum Bank and Trust Company.

2. Data processing fees increased by $283,000, or 53.8 percent, primarily due to increases in processing expenses related to greater usage of debit/ATM cards by customers and increases in loans originated and processed during the quarter.

3. Telephone expenses increased by $322,000 or 121.5%, primarily due to additional telephone costs related to the acquisition of Frances Slocum Bank and Trust Company and increased service contract charges related to greater usage of telephone lines.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Income Taxes

         Income tax expense, for the three months ended March 31, 2002, increased by $20,000 over the same period in 2001. The effective tax rate was
34.4 and 35.8 percent for the 2002 and 2001 periods.

Other

         The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Corporation, and that address is (http://www.sec.gov).


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The information required under this item is included as part of Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading Liquidity, Interest Sensitivity, and Disclosures About Market Risk.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         a.  None

         b.  None

         c. On January 1, 2002, the Corporation issued a total of 103,732 unregistered shares of its common stock pursuant to Agreements of Merger dated December 28, 2001, between the Corporation and DCA and the Corporation and B & S, as previously discussed in Note 3. The Corporation issued the unregistered shares to the sole shareholder of DCA and sole shareholder of B & S, at a value of $23.50 per share, in exchange for all the common stock of both
             DCA and B & S. The issuance by the Corporation of its shares of common stock were not registered under the Securities Act of 1933, as amended ("Securities Act"). The shares were issued pursuant to the exemption contemplated in Section 4(2) of the Securities Act, for transactions not involving a public offering.

         d.  None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         At the March 18th, 2002, Special Meeting of Shareholders of the Corporation, the following matter was submitted to a vote of the shareholders.

         Approval of the Agreement of Reorganization and Merger between the Corporation and Lafayette Bancorporation.

                                   Vote Count
                                   ----------
                     Shares For............. 9,305,260.9553
                     Shares Against.........    94,614.3984
                     Shares Abstain.........    32,420.0291

Item 5.  Other Information
--------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a.  Exhibits

             None

         b.  Reports on Form 8-K

             None

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)




Date  May 15, 2002                       by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer



Date  May 15, 2002                       by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)