Form 10-Q
period 2002-06-30
FIRST MERCHANTS CORP
filed 2002-08-14
CIK 712534

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2002, there were 15,475,208 outstanding common shares, without par value, of the registrant.

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

                  Consolidated Condensed Statements of
                  Comprehensive Income.........................................5

                  Consolidated Condensed Statements of
                  Stockholders' Equity.........................................6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........9

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................16

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................25

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................26

 Item 2.          Changes in Securities and Use of Proceeds...................26

 Item 3.          Defaults Upon Senior Securities.............................26

 Item 4.          Submission of Matters to a Vote of Security Holders.........26

 Item 5.          Other Information...........................................26

 Item 6.          Exhibits and Reports of Form 8-K............................27

 Signatures...................................................................30

 Certifications...............................................................30

 Exhibit Index................................................................31

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                     June 30,     December 31,
                                                                       2002            2001
                                                                    -----------    -----------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    93,420    $    68,743
  Federal funds sold ............................................        43,587         34,285
                                                                    -----------    -----------
    Cash and cash equivalents ...................................       137,007        103,028
  Interest-bearing deposits......................................        14,577          3,871
  Investment securities available for sale ......................       350,207        231,668
  Investment securities held to maturity ........................        10,869          8,654
  Mortgage loans held for sale...................................         6,518            307
  Loans, net of allowance for loan losses of $21,963 and $15,141.     1,945,896      1,344,445
  Premises and equipment ........................................        39,292         27,684
  Federal Reserve and Federal Home Loan Bank Stock...............        11,036          8,350
  Interest receivable ...........................................        17,701         12,024
  Goodwill ......................................................        85,511         26,081
  Core deposit intangibles ......................................        21,111          6,096
  Cash surrender value of life insurance.........................        13,976          6,470
  Other assets ..................................................        10,283          8,357
                                                                    -----------    -----------
      Total assets ..............................................   $ 2,663,984    $ 1,787,035
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   259,353    $   186,987
    Interest-bearing ............................................     1,797,188      1,234,264
                                                                    -----------    -----------
      Total deposits ............................................     2,056,541      1,421,251
  Borrowings ....................................................       337,525        174,404
  Interest payable ..............................................         7,248          5,488
  Other liabilities..............................................        11,240          6,764
                                                                    -----------    -----------
      Total liabilities .........................................     2,412,554      1,607,907

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares ....................
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares ............................
    Issued and outstanding - 15,437,655 and 12,670,307 shares....         1,930          1,584
  Additional paid-in capital ....................................       114,160         50,642
  Retained earnings .............................................       131,222        124,304
  Accumulated other comprehensive income ........................         4,118          2,598
                                                                    -----------    -----------
      Total stockholders' equity ................................       251,430        179,128
                                                                    -----------    -----------
      Total liabilities and stockholders' equity .                  $ 2,663,984    $ 1,787,035
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended       Six Months Ended
                                                                         June 30,                June 30,
                                                                    2002        2001         2002       2001
Interest Income:
  Loans receivable
    Taxable ...................................................   $34,875     $24,980     $ 59,142      $50,170
    Tax exempt ................................................       126         112          234          204
  Investment securities
    Taxable ...................................................     2,641       2,777        4,544        6,316
    Tax exempt ................................................     1,670       1,024        2,657        2,051
  Federal funds sold ..........................................        84         206          265          295
  Deposits with financial institutions ........................        84          10          106           20
  Federal Reserve and Federal Home Loan Bank stock ............       198         158          321          299
                                                                  -------     -------     --------      -------
      Total interest income ...................................    39,678      29,267       67,269       59,355
                                                                  -------     -------     --------      -------
Interest expense:
  Deposits ....................................................    10,842      11,446       19,070      24,147
  Borrowings ..................................................     3,754       2,551        5,739       5,248
                                                                  -------     -------      -------     -------
    Total interest expense ....................................    14,596      13,997       24,809      29,395
                                                                  -------     -------      -------     -------
Net Interest Income ...........................................    25,082      15,270       42,460      29,960
Provision for loan losses .....................................     1,284         695        2,476       1,348
                                                                  -------     -------      -------     -------
Net Interest Income After Provision for Loan Losses ...........    23,798      14,575       39,984      28,612
                                                                  -------     -------      -------     -------
Other Income:
  Net realized gains on sales of available-for-sale securities.       290                      408
  Other income ................................................     6,761       4,617       11,807       9,011
                                                                  -------     -------      -------     -------
Total other income ............................................     7,051       4,617       12,215       9,011
Total other expenses ..........................................    18,938      10,505       31,942      20,979
                                                                  -------     -------      -------     -------
Income before income tax ......................................    11,911       8,687       20,257      16,644
Income tax expense ............................................     3,971       3,113        6,844       5,964
                                                                  -------     -------      -------     -------
Net Income ....................................................   $ 7,940     $ 5,574      $13,413     $10,680
                                                                  =======     =======      =======     =======

Per share:

    Diluted Cash Earnings(1)...................................   $   .52     $   .49      $   .95     $   .93
    Basic .....................................................       .52         .46          .95         .88
    Diluted ...................................................       .51         .46          .94         .88
    Dividends .................................................       .23         .23          .46         .46

(1) Net income excluding goodwill, core deposit and other intangible assets amortization.


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended            Six Months Ended
                                                                                         June 30                      June 30
                                                                                 ----------------------       ----------------------
                                                                                    2002         2001            2002         2001
                                                                                 ---------    ---------       ---------    ---------
Net Income...................................................................... $  7,940     $  5,574        $13,413      $10,680

Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the period, net of
        income tax expense of $1,991, $41, $1,176, and $1,228...................    2,987           62          1,764        1,843
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $116 and $163.................      174                         245
                                                                                 ---------    ---------       ---------    ---------
                                                                                    2,813           62          1,519        1,843
                                                                                 ---------    ---------       ---------    ---------
Comprehensive income............................................................ $ 10,753     $  5,636        $14,932      $12,523
                                                                                 =========    =========       =========    =========

See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2002         2001
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 179,128    $ 156,063

Net income .....................................................      13,413       10,680

Cash dividends .................................................      (6,494)      (5,294)

Other comprehensive income, net of tax..........................       1,519        1,843

Stock issued under dividend reinvestment and stock purchase plan         449          373

Stock options exercised ........................................         160           92

Stock redeemed .................................................      (4,296)      (4,492)

Issuance of stock in acquisitions...............................      67,551
                                                                   ---------    ---------

Balances, June 30  .............................................   $ 251,430    $ 159,265
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                     ----------------------------------
                                                                                          2002                2001
                                                                                     ----------------    ----------------
Cash Flows From Operating Activities:
  Net income........................................................................ $       13,413     $        10,680
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................          2,476               1,348
    Depreciation and amortization...................................................          2,996               2,124
    Securities amortization,  net...................................................            149                (173)
    Securities gains, net...........................................................           (408)
    Gain on sale of premises and equipment..........................................                                (64)
    Mortgage loans originated for sale..............................................        (35,457)             (6,942)
    Proceeds from sales of mortgage loans...........................................         36,805               6,132
    Change in interest receivable...................................................            408               1,398
    Change in interest payable......................................................            (89)                (31)
    Other adjustments...............................................................         (2,366)             (2,206)
                                                                                     ---------------    ----------------
      Net cash provided by operating activities..................................... $       17,927     $        12,266
                                                                                     ---------------    ----------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................           (280)               (377)
  Purchases of
    Securities available for sale...................................................        (86,970)            (10,761)
  Proceeds from maturities of
    Securities available for sale...................................................         63,281              57,182
    Securities held to maturity.....................................................          1,562               2,707
  Proceeds from sales of
    Securities available for sale...................................................          8,724
  Net change in loans...............................................................        (59,888)            (36,746)
  Net cash paid in acquisitions.....................................................        (12,532)
  Purchases of premises and equipment...............................................         (3,104)               (706)
  Proceeds from sale of fixed assets................................................                                156
                                                                                     ---------------    ----------------
    Net cash provided (used) by investing activities................................        (89,207)             11,455
                                                                                     ---------------    ----------------



(continued)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ------------------------------------
                                                                                     2002                2001
                                                                                ----------------    ----------------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...........................................      $            938    $          4,460
    Certificates of deposit and other time deposits.......................                27,071              (2,796)
    Borrowings............................................................                87,431              10,851
  Cash dividends..........................................................                (6,494)             (5,294)
  Stock issued under dividend reinvestment and stock purchase plan........                   449                 373
  Stock options exercised.................................................                   160                  92
  Stock repurchased.......................................................                (4,296)             (4,492)
                                                                                ----------------    ----------------
    Net cash provided by financing activities.............................               105,259               3,194
                                                                                ----------------    ----------------
Net Change in Cash and Cash Equivalents...................................                33,979              26,915
Cash and Cash Equivalents, January 1......................................               103,028              67,463
                                                                                ----------------    ----------------
Cash and Cash Equivalents, June 30........................................      $        137,007    $         94,378
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

NOTE 2.  Accounting Matters

ACCOUNTING FOR A BUSINESS COMBINATION

     Statement of Financial Accounting Standards ("SFAS") No. 141 requires that most all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited.

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

     The Corporation adopted these new accounting rules on January 1, 2002. As a result, the Corporation will not amortize the goodwill it has recorded, but will make an annual assessment of any impairment in goodwill and, if necessary, recognize an impairment loss at that time. The Corporation had goodwill of $85,511,000 at June 30, 2002 and identified no impairment loss.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 3.  Business Combinations

On April 1, 2002, the Corporation acquired 100% of the outstanding stock of Lafayette Bancorporation, the holding company of Lafayette Bank and Trust Company, Lafayette, Indiana ("Lafayette"). Lafayette is a state chartered bank with branches located in central Indiana. Lafayette Bancorporation was merged into the Corporation, and Lafayette maintained its state charter as a subsidiary of First Merchants Corporation. The Corporation issued approximately 2,773,059 shares of its common stock at a cost of $23.48 per share and approximately $50,867,000 in cash to complete the transaction. As a result of the acquisition, the Corporation will have an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $115,978,000, including goodwill of $57,893,000 none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $15,458,000 were recognized and will be amortized over 10 years using the 150% declining balance method.

The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of April 1, 2002. The purchase accounting adjustments will be amortized over the life of the respective asset or liability. Lafayette's results of operations are included in the Corporation's consolidated income statement beginning April 1, 2002. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

        Investments.......................     $104,717
        Loans.............................      552,016
        Premises and equipment............       10,447
        Core deposit intangibles..........       15,458
        Goodwill..........................       57,893
        Other.............................       64,490
                                               --------
           Total assets acquired..........      805,021
                                               --------
        Deposits..........................      607,281
        Other.............................       81,762
                                               --------
           Total liabilities acquired.....      689,043
                                               --------
           Net assets acquired............     $115,978
                                               --------

The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                2002          2001      2002          2001
                                               ------        ------    ------        ------

        Net Interest Income...........        $25,082       $20,742   $48,201       $40,526

        Net Income....................          7,940         6,988    13,493        13,336

        Per Share - combined:
           Basic Net Income...........            .52           .52       .87           .90
           Diluted Net Income.........            .51           .52       .86           .89


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value

Available for sale at June 30, 2002
  U.S. Treasury ....................   $    125                         $    125
  Federal agencies..................     36,553    $   705                37,258
  State and municipal ..............    148,511      3,627   $    (30)   152,108
  Mortgage-backed securities .......    128,581      2,709        (28)   131,262
  Other asset-backed securities.....      9,058         98                 9,156
  Corporate obligations.............     13,079        379                13,458
  Marketable equity securities......      6,933         14       (107)     6,840
                                       --------   --------   --------   --------
      Total available for sale .....    342,840      7,532       (165)   350,207
                                       --------   --------   --------   --------


Held to maturity at June 30, 2002
  State and municipal...............     10,702        407         (5)    11,104
  Mortgage-backed securities........        167                              167
                                       --------   --------   --------   --------
      Total held to maturity .......     10,869        407         (5)    11,271
                                       --------   --------   --------   --------
      Total investment securities ..   $353,709   $  7,939   $   (170)  $361,478
                                       ========   ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

                                                       Gross       Gross
                                          Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains      Losses     Value


Available for sale at December 31, 2001
   U.S. Treasury ......................  $    124                            $    124
   Federal agencies ...................    30,808    $    767    $     (2)     31,573
   State and municipal ................    74,776       1,644        (215)     76,205
   Mortgage-backed securities .........   100,811       1,710          (1)    102,520
   Other asset-backed securities ......    10,116         167                  10,283
   Corporate obligations ..............     3,498         116                   3,614
   Marketable equity securities .......     7,472                    (123)      7,349
                                         --------    --------    --------    --------
      Total available for sale ........   227,605       4,404        (341)    231,668
                                         --------    --------    --------    --------

Held to maturity at December 31, 2001
   State and municipal ................     8,426         166         (58)      8,534
   Mortgage-backed securities .........       228                                 228
                                         --------    --------    --------    --------
      Total held to maturity ..........     8,654         166         (58)      8,762
                                         --------    --------    --------    --------
      Total investment securities .....  $236,259    $  4,570    $   (399)   $240,430
                                         ========    ========    ========    ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                      June 30,    December 31,
                                                                                        2002         2001
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   380,097    $   301,962
  Agricultural production financing and other loans to farmers .................        86,585         29,645
  Real estate loans:
    Construction ...............................................................       123,251         58,316
    Commercial and farmland ....................................................       449,845        230,233
    Residential ................................................................       693,784        544,028
  Individuals' loans for household and other personal expenditures .............       213,712        179,325
  Other loans ..................................................................        20,585         16,077
                                                                                   -----------    -----------
                                                                                     1,967,859      1,359,586
  Allowance for loan losses.....................................................       (21,963)       (15,141)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 1,945,896    $ 1,344,445
                                                                                   ===========    ===========

                                                                                        Six Months Ended
                                                                                             June 30

                                                                                       2002           2001
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    15,141    $    12,454

  Allowance acquired in acquisition.............................................         6,902

  Provision for losses .........................................................         2,476          1,348

  Recoveries on loans ..........................................................           613            292

  Loans charged off ............................................................        (3,169)        (1,589)
                                                                                   -----------    -----------
  Balances, June 30.............................................................   $    21,963    $    12,505
                                                                                   ===========    ===========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended June 30,
                                                           2002                                           2001
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    7,940        15,530,474    $     .52      $    5,574        12,024,871    $     .46
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      157,973                                         80,302
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions.............      7,940        15,688,447    $     .51           5,574        12,105,173    $     .46
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 12,285 and 188,078 shares for the three months ended June 30, 2002 and 2001 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                     Six Months Ended June 30,
                                                           2002                                           2001
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   13,413        14,162,023    $     .95      $   10,680        12,101,016    $     .88
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      136,971                                         82,069
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   13,413        14,298,994    $     .94      $   10,680        12,183,085    $     .88
                                         ==========       ============   ==========     ==========       ============   ==========


Options to purchase 75,598 and 108,489 shares for the six months ended June 30, 2002 and 2001 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 7. Cumulative Trust Preferred Securities

On April 12, 2002, the Corporation and First Merchants Capital Trust I (the "Trust") entered into an Underwriting Agreement with Stifel, Nicolaus & Company, Incorporated and RBC Dain Rauscher Inc. for themselves and as co-representatives for several other underwriters (the "Underwriting Agreement"). On April 17, 2002 and pursuant to the Underwriting Agreement, the Trust issued 1,850,000 8.75% Cumulative Trust Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities") with an aggregate liquidation value of $46,250,000. On April 23, 2002 and pursuant to the Underwriting Agreement, the Trust issued an additional 277,500 Preferred Securities with an aggregate liquidation value of $6,937,500 to cover over-allotments. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Corporation's 8.75% Junior Subordinated Debentures due June 30, 2032 (the "Debentures"). The proceeds from the issuance of the Debentures were used by the Corporation to fund a portion of the cash consideration payable to the shareholders of Lafayette Bancorporation in connection with the acquisition referenced in Note
3. The Preferred Securities are recorded as borrowings in the Corporation's consolidated June 30, 2002, balance sheet.

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

Critical Accounting Policy

        Certain policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that it's critical accounting policy includes determining the allowance for loan losses, ("ALL"). The Critical Accounting Policy should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Allowance for Loan Losses

The ALL is a significant estimate that can and does change based on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. The ALL is maintained to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of chargeoffs, net of recoveries. The Corporation's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

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

Results of Operations

        Net income for the three months ended June 30, 2002, equaled $7,940,000, compared to $5,574,000 earned in the same period of 2001. Diluted earnings per share were $.51 an increase of $.05 over the $.46 reported for the second quarter 2002.

        Net income for the six months ended June 30, 2002, equaled $13,413,000, compared to $10,680,000 during the same period in 2001. Diluted earnings per share were $.94, a 6.8% increase over $.88 in 2001.

        Annualized returns on average assets and average stockholders' equity for six months ended June 30, 2002 were 1.24 percent and 12.49 percent, respectively, compared with 1.34 percent and 13.51 percent for the same period of 2001.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Capital

     The Corporation's capital continues to exceed regulatory minimums and management believes that its capital levels continue to be a distinct advantage in the competitive environment in which the Corporation operates.

     The Corporation's Tier I capital to average assets ratio was 8.7 percent at year-end 2001 and 7.9 percent at June 30, 2002. At June 30, 2002, the Corporation had a Tier I risk-based capital ratio of 10.1 percent and total risk-based capital ratio of 11.3 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

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

--------------------------------------------------------------------------------
(Dollars in Thousands)                         June 30,          December 31,
                                                 2002                 2001
--------------------------------------------------------------------------------
Non-accrual loans ..................            $10,911              $ 6,327
Loans contractually past due 90 days
  Or more other than nonaccruing
                                                  6,030                4,828
Restructured loans .................              2,771                3,511
                                                 ------               ------
              Total ................            $19,712              $14,666
                                                 ======               ======
--------------------------------------------------------------------------------

     At June 30, 2002, non-performing loans totaled $19,712,000, an increase of $5,046,000 from December 31, 2001. This increase was primarily due to the addition of $5,015,000 in non-performing loans related to the acquisition of Lafayette Bancorporation.

     At June 30, 2002, impaired loans totaled $28,785,000. In addition, an allowance for losses was not deemed necessary for impaired loans totaling $12,593,000, but an allowance of $5,943,000 was recorded for the remaining balance of impaired loans of $16,192,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for the second quarter ended June 30, 2002 was $28,722,000. After consideration of an additional $12,000,000 of impaired loans as of June 30, 2002, due to the acquisition of Lafayette Bancorporation, the Corporation's impaired loans decreased by $4,700,000 from year end 2001.

     At December 31, 2001, impaired loans totaled $21,161,000. In addition, an allowance for losses was not deemed necessary for impaired loans totaling $10,780,000, but an allowance of $3,251,000 was recorded for the remaining balance of impaired loans of $10,381,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2001 was $22,327,000.

     At June 30, 2002, the allowance for loan losses increased by $6,800,000, to $21,963,000, from year end 2001. The increase was primarily due to the allowance acquired in the acquisition of Lafayette Bancorporation, which totaled $6,902,000. As a percent of loans, the allowance was 1.11 percent, which remains unchanged from the 1.11 percent at year end 2001.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

     The six month 2002 provision of $2,476,000 was up $1,128,000 from $1,348,000 for the same period in 2001. Net charge offs amounted to $2,556,000 during the period, an increase of $1,259,000 from $1,297,000 for the same period in 2001. The increased provision has helped improve the allowance to total loans by 8 basis points over the same period of 2001, increasing the total to 1.11% at June 30, 2002.


                                                                Six Months Ended
                                                                    June 30,
                                                               ------------------
                                                              2002           2001
                                                              ----           ----
                                                            (Dollars in Thousands)
  Balance at beginning of period .........................   $15,141       $12,454
                                                             -------       -------
  Chargeoffs .............................................     3,169         1,589
  Recoveries .............................................       613           292
                                                             -------       -------
  Net chargeoffs .........................................     2,556         1,297
  Provision for loan losses ..............................     2,476         1,348
  Allowance acquired in acquisition.......................     6,902
                                                             -------       -------
  Balance at end of period ...............................   $21,963       $12,505
                                                             =======       =======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period ..........................       .31%(1)       .20%(1)


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

         Management  believes  that  the  Corporation's liquidity  and interest
sensitivity   position  at  June 30,  2002,  remained  adequate  to  meet  the
Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising and falling scenarios for the period ended June 30, 2003 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended June 30, 2003 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                             200 Basis Points   (200)Basis Points
Federal Funds                     200                 (75)
One-Year T-Bill                   200                 (92)
Two-Year T-Bill                   200                (182)
Interest Checking                 100                  -
MMIA Savings                      200                (100)
Money Market Index                200                (100)
CD's                              200                (200)
FHLB Advances                     200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at June 30, 2002.
The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $103,628    $101,068    $101,015

Variance from base                                        $ (2,560)   $ (2,613)

Percent of change from base                                  (2.47)%     (2.52)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Earning Assets

         The following table presents the earning asset mix as of June 30, 2002, and December 31, 2001.

         Loans grew by over $614.5 million from December 31, 2001 to June 30, 2002, while investment securities increased by $120.7 million during the same period. Farmland related real estate loans increased $219.6 million. Residential real estate loans increased by $149.8 million, while commercial and industrial loans increased by more than $78.1 million.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                            June 30,            December 31,
                                                                   2002                  2001
----------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    58.2             $     38.2

Investment securities available for sale .......                   350.2                  231.7

Investment securities held to maturity .........                    10.9                    8.7

Mortgage loans held for sale ...................                     6.5                     .3

Loans ..........................................                 1,967.9                1,359.6

Federal Reserve and Federal Home Loan Bank stock                    11.0                    8.4
                                                               ----------            ----------

                     Total .....................               $ 2,404.7             $  1,646.9
                                                               ==========            ==========

--------------------------------------------------------------------------------
Deposits and Borrowings

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances, trust preferred securities and other borrowed funds)at December 31, 2001 and June 30, 2002.

--------------------------------------------------------------------------------

(Dollars in Millions)                                June 30,         December 31,
                                                       2002                2001
                                                    ----------         ------------
Deposits ........................................   $  2,056.5          $  1,421.3
Securities sold under repurchase agreements......         87.2                45.6
Other short-term borrowings .....................                             16.8
Federal Home Loan Bank advances .................        171.0               103.5
Trust preferred securities.......................         53.2
Other borrowed funds ............................         26.2                 8.5


         The Corporation has continued to leverage its capital position with Federal Home Loan Bank advances, as well as, repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. Trust preferred securities are classified as Tier I Capital when computing risk based capital ratios due to the long-term nature of the investment. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis under the heading Liquidity, Interest Sensitivity, and Disclosures about Market Risk.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Net Interest Income

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2002 and 2001.

         Annualized net interest income (FTE) for the six months ended June 30, 2002 increased by $40,671,000, or 64.0 percent over the same period in 2001, due to an increase in average earning assets of over $823 million. For the same period interest income and interest expense, as a percent of average earning assets, decreased 99 basis points and 123 basis points respectively.

---------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
---------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the three months
  Ended June 30,
           2002                   7.02%                2.52%                4.50%          $2,315,288          $104,194

           2001                   8.01%                3.75%                4.26%          $1,492,034          $ 63,523

-------------------------------------------------------------------------------------------------------------------------------

---------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
---------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the six months
  Ended June 30,
           2002                   6.96%                2.51%                4.45%          $1,977,412          $88,032

           2001                   8.12%                3.94%                4.18%          $1,491,688          $62,348

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
-------------------------------------------------------------------------------------------------------------------------------


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

         Other income in the second quarter of 2002 exceeded the same quarter in the prior year by $2,144,000, or 46.4 percent.

Two major areas account for most of the increase:

1. Service charges on deposit accounts increased $1,216,000 or 90.3 percent due to increased number of accounts and price adjustments. Also, a portion of the additional service charge income is related to the July 1, 2001, acquisition of Frances Slocum Bank and Trust Company ("Frances Slocum") and the April 1, 2002 acquisition of Lafayette Bank and Trust Company ("Lafayette").

2. Revenues from fiduciary activities increased $312,000 or 21.7 percent due primarily to additional fees received related to the acquisition of Lafayette Bank and Trust Company.

         Other income in the first six months of 2002 exceeded the same period in the prior year by $2,796,000 or 31.0 percent.

Two major areas account for most of the increase:

1. Service charges on deposit accounts increased $1,406,000 or 54.0 percent due to increased number of accounts and price adjustments. Also, a portion of the additional service charge income is related to the July 1, 2001, acquisition of Frances Slocum and the April 1, 2002 acquisition of Lafayette.

2. Net realized gains on sales of available-for-sale securities totaled $408,000 in the first six months of 2002. No sales occurred during the same period in the prior year.

Other Expenses

         Total other expenses represent non-interest operating expenses of the Corporation. Total other expense during the second quarter of 2002 exceeded the same period of the prior year by $8,433,000, or 80.3 percent.

Three major areas account for most of the increase:

1. Salaries and benefit expense grew $4,644,000 or 80.4 percent, due to normal salary increases, staff additions and additional salary cost related to the July 1, 2001, acquisition of Frances Slocum and the April 1, 2002 acquisition of Lafayette.

2. Core deposit intangible amortization increased by $742,000, due to utilization of the purchase method of accounting for the Corporation related to the July 1, 2001, acquisition of Frances Slocum and the April 1, 2002 acquisition of Lafayette.

3. Equipment expense increased by $818,000 or 76.2%, primarily related to the July 1, 2001, acquisition of Frances Slocum and the April 1, 2002 acquisition of Lafayette.

         Total other expenses during the first six months in 2002 exceeded the same period of the prior year by $10,963,000, or 52.3 percent.

Three major areas account for most of the increase:

1. Salaries and benefit expense grew $6,051,000, or 52.0 percent, due to normal salary increases, staff additions and additional salary cost related to the July 1, 2001, acquisition of Frances Slocum and the April 1, 2002 acquisition of Lafayette.

2. Telephone expenses increased by $666,000 or 124.3%, primarily due to additional telephone costs related to the acquisition of Frances Slocum and Lafayette. In addition, increased service contract charges related to greater usage of telephone lines contributed to this increase.

3. Equipment expenses increased by $826,000 or 38.6%, primarily related to the July 1, 2001, acquisition of Frances Slocum and the April 1, 2002 acquisition of Lafayette.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Income Taxes

         Income tax expense, for the six months ended June 30, 2002, increased by $880,000 over the same period in 2001. The effective tax rate was
33.8 and 35.8 percent for the 2002 and 2001 periods. The 2.0 percent decrease is primarily a result of the April 1, 2002 acquisition of Lafayette Bank and Trust Company.

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

         c.  None

         d.  None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         At the April 11th, 2002, Annual Meeting of Shareholders of the Corporation, the following matters were submitted to a vote of the shareholders.

         Election of Directors - The following directors were elected for a term of three years.

                                                              Vote Count
                                         ------------------------------------------------
                                             Vote For       Vote Against   Vote Abstained
                                         ----------------  --------------  --------------

                Stefan S. Anderson        10,637,676.2044        0           90,378.7953
                Jerry M. Ault             10,586,023.8919        0          142,031.1078
                Dr. Blaine A. Brownell    10,669,550.8737        0           58,504.1260
                Thomas B. Clark           10,585,954.8343        0          142,100.1654
                Dr. John E. Worthen       10,665,772.9551        0           62,282.0446

         The broker non-vote shares totaled 381,277 shares.

Item 5.  Other Information
--------------------------

         None
                                                                         Page 26

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a.  Exhibits

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants
                                Corporation, as most
                                recently amended on
                                May 14, 2002                         32

                4.1             Certificate of Trust of
                                First Merchants Capital
                                Trust I dated December 12,
                                2001                                 *

                4.2             Amended and Restated Trust
                                Agreement of First Merchants
                                Capital Trust I dated April
                                17, 2002                             *

                4.3             Agreement as to Expenses and
                                Liabilities dated April 17,
                                2002                                 *

                4.4             Cumulative Trust Preferred
                                Security Certificate                 *

                4.5             Preferred Securities
                                Guarantee Agreement dated
                                April 17, 2002                       *

                4.6             Indenture dated April 17,
                                2002                                 *

                4.7             First Supplemental Indenture
                                dated April 17, 2002                 *

                4.8             8.75% Junior Subordinated
                                Debenture due June 30, 2002          *

                10              First Merchants Corporation
                                Change of Control Agreement
                                with Mark K. Hardwick dated
                                May 14, 2002                         41

*Incorporated by reference to Registrant's Current Report on Form 8-K filed April 19, 2002.

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K continued
---------------------------------------------------

         b.  Reports on Form 8-K

             A report on Form 8-K, dated April 1, 2002, was filed on April 2, 2002 under report item number 2, announcing that the Corporation had acquired all of the assets of Lafayette Bancorporation through the merger of Lafayette Bancorporation with and into the Corporation. Lafayette Bancorporation's principal asset was the shares of common stock of its wholly-owned subsidiary, Lafayette Bank and Trust Company.

             Under report items number 7, the following financial statements of Lafayette Bancorporation and exhibits were included in this Form 8-K.

             (a) Financial Statements of Business Acquired.

                      (i)   Report of Independent Auditors.

                      (ii) Consolidated Balance Sheets as of December 31, 2001 and 2000.

                      (iii) Consolidated Statements of Income for the Years
                            Ended December 31, 2001, 2000 and 1999.

                      (iv)  Consolidated Statements of Changes in
                            Shareholders' Equity for the Years Ended
                            December 31, 2001, 2000 and 1999.

                      (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

                      (vi)  Notes to Consolidated Financial Statements.

             (b) Pro Forma Financial Information.

                      (i) Unaudited Pro Forma Combined Consolidated Financial Information Including Balance Sheet as of December 31, 2001, Statement of Income for the Year Ended December 31, 2001 and the notes thereto.

             (c) Exhibits.

                      (2.1) Agreement of Reorganization and Merger by and
                            between First Merchants Corporation and
                            Lafayette Bancorporation dated October 14, 2001 (the "Merger Agreement"). (Incorporated by reference to Exhibit 2 to First Merchants Corporation's Current Report on Form 8-K filed October 15, 2001.)

                      (2.2) Undertaking by First Merchants Corporation to
                            furnish supplementally the Disclosure Letters referenced in the Merger Agreement.

                      (23)  Consent of Crowe, Chizek and Company LLP

                      (99)  Press release dated April 1, 2002
                                                                         Page 28

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

             A report on Form 8-K dated April 12, 2002, was filed on April 19, 2002, under report item number 5, announcing that the Corporation and First Merchants Capital Trust I (the "Trust") entered into an Underwriting Agreement with Stifel, Nicolaus & Company, Incorporated and RBC Dain Rauscher Inc. for themselves and as co-representatives of the several underwriters named in Schedule I thereto (the "Underwriting Agreement"). On April 17, 2002 and pursuant to the Underwriting Agreement, the Trust issued 1,850,000 8.75% Cumulative Trust Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities") with an aggregate liquidation value of $46,250,000. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Corporation's 8.75% Junior Subordinated Debentures due June 30, 2032 (the "Debentures"). The proceeds from the issuance of the Debentures were used by the Corporation to fund a portion of the cash consideration payable to the shareholders of Lafayette Bancorporation as part of the Corporation's April 1, 2002 acquisition of Lafayette Bank and Trust Company.

             In addition, under report item number 7, the following exhibits were attached to this form 8-K.

             Exhibits.

             1.1  Underwriting Agreement dated April 12, 2002

             4.1 Certificate of Trust of First Merchants Capital Trust I dated December 12, 2001

             4.2 Amended and Restated Trust Agreement of First Merchants Capital Trust I dated April 17, 2002

             4.3  Agreement as to Expenses and Liabilities dated April 17, 2002

             4.4  Cumulative Trust Preferred Security Certificate

             4.5  Preferred Securities Guarantee Agreement dated April 17, 2002

             4.6  Indenture dated April 17, 2002

             4.7  First Supplemental Indenture dated April 17, 2002

             4.8  8.75% Junior Subordinated Debenture due June 30, 2032

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                          SIGNATURES AND CERTIFICATIONS


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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date   08/14/02                         by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date   08/14/02                         by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael
L. Cox, President & Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date   08/14/02                         by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date   08/14/02                         by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants
                                Corporation, as most
                                recently amended on
                                May 14, 2002                         32

                4.1             Certificate of Trust of
                                First Merchants Capital
                                Trust I dated December 12,
                                2001                                 *

                4.2             Amended and Restated Trust
                                Agreement of First Merchants
                                Capital Trust I dated April
                                17, 2002                             *

                4.3             Agreement as to Expenses and
                                Liabilities dated April 17,
                                2002                                 *

                4.4             Cumulative Trust Preferred
                                Security Certificate                 *

                4.5             Preferred Securities
                                Guarantee Agreement dated
                                April 17, 2002                       *

                4.6             Indenture dated April 17,
                                2002                                 *

                4.7             First Supplemental Indenture
                                dated April 17, 2002                 *

                4.8             8.75% Junior Subordinated
                                Debenture due June 30, 2002          *

                10              First Merchants Corporation
                                Change of Control Agreement
                                with Mark K. Hardwick dated
                                May 14, 2002                         41

*Incorporated by reference to Registrant's Current Report on Form 8-K filed April 19, 2002.

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q

                                 Exhibit 3 (ii)

                                   BYLAWS OF
                           FIRST MERCHANTS CORORATION



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

         Section 3. Seal. The seal of the Corporation shall be circular in form and mounted upon a metal die, suitable for impressing the same upon paper. About the upper periphery of the seal shall appear the words AFirst Merchants Corporation@ and about the lower periphery thereof the word AMuncie, Indiana@. In the center of the seal shall appear the word ASeal@.

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

         Section 5. Certificate for Shares. Each holder of capital stock of the Corporation shall be entitled to a stock certificate, signed by the President or a Vice President and the Secretary or any Assistant Secretary of the Corporation, with the seal of the Corporation thereto affixed, stating the name of the registered holder, the number of shares represented by such certificate, the par value of each share of stock or that such shares of stock are without par value, and that such shares are fully paid and nonassessable. If such shares are not fully paid, the certificates shall be legibly stamped to indicate the per cent which has been paid, and as further payments are made, the certificate shall be stamped accordingly.

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

                                    ARTICLE V

                               Board of Directors

         Section 1. Election, Number and Term of Office. The number of Directors of the Corporation to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors shall be sixteen
(16) unless changed by amendment of this Section by a two-thirds (2/3) vote of the Board of Directors.

         The Directors shall be divided into three (3) classes as nearly equal in number as possible, all Directors to serve three (3) year terms except as provided in the third paragraph of this Section. One class shall be elected at each annual meeting of the shareholders, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. Unless the number of Directors is changed by amendment of this Section, Classes I and II shall each have five (5) Directors, and Class III shall have six (6) Directors. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

         No person shall serve as a Director subsequent to the annual meeting of shareholders following the end of the calendar year in which such person attains the age of seventy (70) years. The term of a Director shall expire as of the annual meeting following which the Director is no longer eligible to serve under the provisions of this paragraph, even if fewer than three (3) years have elapsed since the commencement of the Director=s term.

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

         Section 9. Dividends. The Board of Directors shall have power, subject to any restrictions contained in the Act or in the Articles of Incorporation and out of funds legally available therefor, to declare and pay dividends upon the outstanding capital stock of the Corporation as and when they deem expedient. Before declaring any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time in their absolute discretion deem proper for working capital, or as a reserve or reserves to meet contingencies or for such other purposes as the Board of Directors may determine, and the Board of Directors may in their absolute discretion modify or abolish any such reserve in the manner in which it was created.

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

         Any contract or other transaction between the Corporation and one or more of its Directors or members or employees, or between the Corporation and any firm of which one or more of its Directors are members or employees or in which they are interested, or between the Corporation and any corporation or association of which one or more of its Directors are stockholders, members, directors, officers, or employees or in which they are interested, shall be valid for all purposes, notwithstanding the presence of such Director or Directors at the meeting of the Board of Directors of the Corporation which acts upon, or in reference to, such contract or transaction and notwithstanding his or their participation in such action, if the fact of such interest shall be disclosed or known to the Board of Directors and the Board of Directors shall authorize, approve and ratify such contract or transaction by a vote of a majority of the Directors present, such interested Director or Directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contract or other transaction which would otherwise be valid under the common and statutory law applicable thereto.

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

         No member of any committee appointed by the Board of Directors shall continue to be a member thereof after he ceases to be a Director of the Corporation. However, where deemed in the best interests of the Corporation, to facilitate communication and utilize special expertise, directors of the Corporation's affiliated banks and corporations may be appointed to serve on such committees, as Aaffiliate representatives. Such affiliate representatives may attend and participate fully in meetings of such committees, but they shall not be entitled to vote on any matter presented to the meeting nor shall they be counted for the purpose of determining whether a quorum exists. The calling and holding of meetings of any such committee and its method of procedure shall be determined by the Board of Directors. To the extent permitted by law, a member of the Board of Directors, and any affiliate representative, serving on any such committee shall not be liable for any action taken by such committee if he has acted in good faith and in a manner he reasonably believes is in the best interests of the Corporation. A member of a committee may participate in a meeting of the committee by means of a conference telephone or similar communications equipment by which all members participating in the meeting can communicate with each other, and participation by these means constitutes presence in person at the meeting.

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

The terms Aliability@ and Aexpense@ shall include, but shall not be limited to, attorneys' fees and disbursements, amounts of judgments, fines or penalties, and amounts paid in settlement by or on behalf of a Director, officer, employee, or agent, but shall not in any event include any liability or expenses on account of profits realized by him in the purchase or sale of securities of the Corporation in violation of the law. The termination of any claim, action, suit or proceeding, by judgment, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere, or its equivalent, shall not create a presumption that a Director, officer, employee, or agent did not meet the standards of conduct set forth in this paragraph.

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

                          FIRST MERCHANTS CORPORATION

                                   Exhibit 10

                           CHANGE OF CONTROL AGREEMENT

         This Agreement is made and entered into as of May 14, 2002, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Mark K. Hardwick (hereinafter referred to as 'Executive'), of Muncie, Indiana.

         WHEREAS, the Corporation considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation and its shareholders; and

         WHEREAS, the Corporation desires to assure the continued services of the Executive on behalf of the Corporation; and

         WHEREAS, the Corporation recognizes that if faced with a proposal for a Change of Control, as hereinafter defined, the Executive will have a significant role in helping the Board of Directors assess the options and advising the Board of Directors on what is in the best interests of the Corporation and its shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive's own situation; and

         WHEREAS, the Corporation desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

         NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Senior Vice President and Chief Financial Officer, the Corporation and the Executive, each intending to be legally bound, covenant and agree as follows:

         1.       Term of Agreement.

         This Agreement shall continue in effect through December 31, 2003; provided, however, that commencing on December 31, 2003 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2003 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in
Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

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

                  (B)      Change of Control:  "Change of Control" shall mean:

                           (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 ["Exchange Act"]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or
                                    indirectly  of   securities  of  the
                                    Corporation representing twenty-five percent
                                    (25%) or more of the combined voting power of the Corporation=s then outstanding securities;

                           (2) persons constituting a majority of the Board of Directors of the Corporation were not directors of the Corporation for at least  the  twenty-four  (24)
                                    preceding months;

                           (3) the stockholders of the Corporation approve a merger or consolidation of the Corporation
                                    with  any  other   corporation,  other  than
                                    (a)  a  merger or consolidation  which would
                                    result in the voting  securities of the
                                    Corporation outstanding  immediately  prior
                                    thereto  continuing  to  represent  (either
                                    by remaining  outstanding  or by being
                                    converted  into voting  securities  of the
                                    surviving  entity) more than fifty percent
                                    (50%) of the combined  voting power of  the
                                    voting   securities  of  the  Corporation
                                    or  such  surviving  entity outstanding
                                    immediately after such a merger or
                                    consolidation,  or (b) a merger or
                                    consolidation  effected to implement a
                                    recapitalization of the Corporation (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation's then outstanding securities; or

                           (4) the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets.

                  (C) Date of Termination: "Date of Termination" shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

                  (D) Disability: "Disability" shall mean the definition of such term as used in the disability policy then in effect for the Corporation, and a determination of full disability by the Corporation; provided that in the event there is no disability insurance then in force, "disability" shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his duties with the Corporation on a full time basis for one hundred eighty (180) consecutive calendar days.

                  (E)      Notice  of  Termination:   "Notice  of   Termination"
                           shall  mean  a  written  notice, communicated   to
                           the  other  parties   hereto,   which  shall
                           indicate the specific termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive=s employment under the provisions so indicated.

                  (F) Retirement: "Retirement" shall mean termination of employment by the Executive in accordance with the Corporation=s normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

         3.       Termination.

                  (A) General. If any of the events described in Section 2 constituting a Change in Control of the Corporation shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive's employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

                  (B) If, following a Change of Control, the Executive's employment shall be terminated for Cause, the Corporation shall pay him his salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement. If, following a Change of Control, the Executive=s employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation's then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement. If, following a Change of Control, the Executive's employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation's normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

                  (C) Constructive Termination. The Executive shall be entitled to terminate his employment upon the occurrence of Constructive Termination. For purposes of this Agreement, "Constructive Termination" shall mean, without the Executive's express written consent, the occurrence, after a Change of Control of the Corporation, of any of the following circumstances:

                           (1) the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation, or a significant adverse reduction or alteration in the nature or status of the Executive's position, duties or responsibilities or the conditions of the Executive's employment from those in effect immediately prior to such Change of Control;

                           (2) a reduction in the Executive's annual base salary, as in effect immediately prior to the Change of Control of the Corporation or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

                           (3) the Corporation requires the Executive to be relocated anywhere other than its offices in Muncie, Indiana;

                           (4) the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation's normal vacation policy in effect at the time of the Change of Control;

                           (5) the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation's life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

                           (6) the failure of the Corporation to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

         4.       Compensation Upon Termination.

         Following a Change of Control, if his employment by the Corporation shall be terminated by the Executive on account of Constructive Termination or by the Corporation other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

                  (A) No later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive his full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation in effect at the time such payments are due;

                  (B) In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive a lump sum severance payment, in cash, equal to two (2.00) times the sum of (a) the Executive's annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation's Management Incentive Plan covering the Executive;

                  (C) During the period beginning with the Executive's Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive's sixty-fifth
                           (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation was paying on the Executive's behalf on the date of such Notice;

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

                  (E) If the payments or benefits, if any, received or to be received by the Executive (whether under this Agreement or under any other plan, arrangement, or agreement between the Executive
                           and  the  Corporation),   in  connection  with
                           termination or Constructive Termination of the Executive's employment following a Change of Control, constitute an "excess parachute payment" within the meaning of '280G of the Internal Revenue Code ("Code"), the Corporation shall pay to the Executive, no later than the fifth day following the Date of Termination, an additional amount (as determined by the Corporation's independent public accountants) equal to the excise tax, if any, imposed on the "excess parachute payment" under '4999 of the Code; provided, however, if the amount of such excise tax is finally determined to be more or less than the amount paid to the Executive hereunder, the Corporation (or the Executive if the finally determined amount is less than the original amount paid) shall pay the difference between the amount originally paid and the finally determined amount to the other party no later than the fifth day following the date such final determination is made;

                  (F) The Corporation shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute;

                  (G) The Corporation shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive's position.

         5.       Successors; Binding Agreement.

                  (A) The Corporation shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his employment on account of Constructive Termination following a Change of Control of the Corporation, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "the Corporation" shall mean the Corporation and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

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

         6.       Miscellaneous.

         No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation. No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles. All references to a section of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such section. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Corporation under
Section 4 shall survive the expiration of the term of this Agreement.

         7.       Validity.

          The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

         8.       Counterparts.

         This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

         9.       Arbitration.

         Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator=s award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

         10.      Entire Agreement.

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

         IN WITNESS WHEREOF, the Corporation and the Bank have caused this Agreement to be executed by their duly authorized officers, and the Executive has hereunder subscribed his name, as of the day and year first above written.


"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
   Stefan S. Anderson,                         Mark K. Hardwick
   Chairman of the Board