Form 10-Q
period 2002-09-30
FIRST MERCHANTS CORP
filed 2002-11-13
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of October 31, 2002, there were 16,309,848 outstanding common shares, without par value, of the registrant.

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

 Item 1.          Financial Statements:

                  Consolidated Condensed Balance Sheets........................3

                  Consolidated Condensed Statements of Income..................4

                  Consolidated Condensed Statements of
                  Comprehensive Income.........................................5

                  Consolidated Condensed Statements of
                  Stockholders' Equity.........................................5

                  Consolidated Condensed Statements of Cash Flows..............6

                  Notes to Consolidated Condensed Financial Statements.........8

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................16

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................26

 Item 4.          Disclosure Controls and Procedures..........................26

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................27

 Item 2.          Changes in Securities and Use of Proceeds...................27

 Item 3.          Defaults Upon Senior Securities.............................27

 Item 4.          Submission of Matters to a Vote of Security Holders.........27

 Item 5.          Other Information...........................................27

 Item 6.          Exhibits and Reports of Form 8-K............................28

 Signatures...................................................................30

 Certifications Pursuant to Section 302 of
   The Sarbanes-Oxley Act of 2002.............................................31

 Certifications Pursuant to 18 U.S.C. Section 1350,
   as Adopted Pursuant to Section 906 of
   The Sarbanes-Oxley Act of 2002.............................................33

 Exhibit Index................................................................34


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                  September 30,       December 31,
                                                                                      2002                2001
                                                                                   ----------         -----------
                                                                                  (Unaudited)
   ASSETS:
     Cash and due from banks....................................................   $   73,223         $    68,743
     Federal funds sold.........................................................        8,750              34,285
                                                                                   -----------        -----------
       Cash and cash equivalents................................................       81,973             103,028
     Interest-bearing deposits..................................................       10,222               3,871
     Investment securities available for sale...................................      335,968             231,668
     Investment Securities held to maturity.....................................        9,484               8,654
     Mortgage loans held for sale...............................................       14,089                 307
     Loans, net of allowance for loan losses of $22,147 and $15,141.............    1,971,891           1,344,445
     Premises and equipment.....................................................       39,179              27,684
     Federal Reserve and Federal Home Loan Bank Stock...........................       11,097               8,350
     Interest receivable........................................................       18,622              12,024
     Goodwill...................................................................       86,424              26,081
     Core deposit intangibles...................................................       20,329               6,096
     Cash surrender value of life insurance.....................................       14,143               6,470
     Other assets...............................................................       16,065               8,357
                                                                                   -----------        -----------
         Total assets...........................................................   $2,629,486         $ 1,787,035
                                                                                   ===========        ===========
   LIABILITIES:
     Deposits:
       Noninterest-bearing......................................................   $  246,410         $   186,987
       Interest-bearing.........................................................    1,773,325           1,234,264
                                                                                   -----------        -----------
         Total deposits.........................................................    2,019,735           1,421,251
     Borrowings.................................................................      328,933             174,404
     Interest payable...........................................................        6,813               5,488
     Other liabilities..........................................................       14,132               6,764
                                                                                   -----------        -----------
         Total liabilities......................................................    2,369,613           1,607,907

   STOCKHOLDERS' EQUITY:
     Perferred stock, no-par value:
       Authorized and unissued-500,000 shares...................................
     Common Stock, $.125 stated value:
       Authorized --- 50,000,000 shares.........................................
       Issued and outstanding - 16,309,442 and 13,303,822 shares................        2,039               1,663
     Additional paid-in capital.................................................      116,204              50,563
     Retained earnings..........................................................      135,266             124,304
     Accumulated other comprehensive income ....................................        6,364               2,598
                                                                                   -----------        -----------
         Total stockholders' equity.............................................      259,873             179,128
                                                                                   -----------        -----------
         Total liabilities and stockholders' equity.............................   $2,629,486         $ 1,787,035
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


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       Three Months Ended        Nine Months Ended
                                                                                          September 30             September 30
                                                                                       -------------------      -------------------
                                                                                        2002        2001          2002       2001
                                                                                       -------     -------       -------    -------
Interest Income:
  Loans receivable
    Taxable.....................................................................       $35,362     $27,152       $94,504    $77,322
    Tax exempt..................................................................           169         106           403        310
  Investment securities
    Taxable.....................................................................         2,442       3,027         6,986      9,343
    Tax exempt..................................................................         1,793       1,032         4,450      3,083
  Federal funds sold............................................................           123         109           388        404
  Deposits with financial institutions..........................................            53          12           159         32
  Federal Reserve and Federal Home Loan Bank stock..............................           206         120           527        419
                                                                                       -------     -------       -------    -------
      Total interest income.....................................................        40,148      31,558       107,417     90,913
                                                                                       -------     -------       -------    -------
Interest expense:
  Deposits......................................................................        10,696      11,670        29,766     35,817
  Borrowings....................................................................         4,124       2,626         9,863      7,874
                                                                                       -------     -------       -------    -------
      Total interest expense....................................................        14,820      14,296        39,629     43,691
                                                                                       -------     -------       -------    -------
Net Interest Income.............................................................        25,328      17,262        67,788     47,222
Provision for loan losses.......................................................         1,821       1,023         4,297      2,371
                                                                                       -------     -------       -------    -------
Net Interest Income After Provision for Loan Losses.............................        23,507      16,239        63,491     44,851
                                                                                       -------     -------       -------    -------

Other Income:
    Net realized gains (losses) on available-for-sale securities................           162        (167)          570       (167)
    Other Income................................................................         7,484       4,798        19,291     13,809
                                                                                       -------     -------       -------    -------
Total other income..............................................................         7,646       4,631        19,861     13,642
Total other expenses............................................................        19,187      11,980        51,129     32,959
                                                                                       -------     -------       -------    -------
Income before income tax........................................................        11,966       8,890        32,223     25,534
Income tax expense..............................................................         4,139       2,870        10,983      8,834
                                                                                       -------     -------       -------    -------
Net Income......................................................................       $ 7,827     $ 6,020       $21,240    $16,700
                                                                                       =======     =======       =======    =======

Per share:

    Basic Net Income(1).........................................................           .49         .45         1.39       1.29
    Diluted Net Income(1).......................................................           .48         .44         1.37       1.28
    Cash Dividends Paid.........................................................           .23         .23          .69        .69

(1) Prior period per share amounts have been restated for the 5% stock dividend paid in September, 2002.

See notes to consolidated condensed financial statements.




                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended           Nine Months Ended
                                                                                      September 30                 September 30
                                                                                 ----------------------       ----------------------
                                                                                    2002         2001            2002         2001
                                                                                 ---------    ---------       ---------    ---------
Net Income...................................................................... $  7,827     $  6,020        $ 21,240     $ 16,700

Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the period, net of income
      tax expense of $1,563, $1,219, $2,739, and $2,448.........................    2,345        1,827           4,109        3,670
    Less:  Reclassification adjustment for gains (losses) included in net
      income, net of income tax (expense) benefit of $(65), $66, $(228) and $66.       97         (101)            342         (101)
                                                                                 ---------    ---------       ---------    ---------
                                                                                    2,248        1,928           3,767        3,771
                                                                                 ---------    ---------       ---------    ---------
Comprehensive income............................................................ $ 10,075     $  7,948        $ 25,007     $ 20,471
                                                                                 =========    =========       =========    =========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      2002         2001
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 179,128    $ 156,063

Net income .....................................................      21,240       16,700

Cash dividends .................................................     (10,243)      (8,233)

Other comprehensive income, net of tax..........................       3,767        3,771

Stock issued under employee benefits plans......................         658          504

Stock issued under dividend reinvestment and stock purchase plan         686          583

Stock options exercised ........................................         458          176

Stock Redeemed .................................................      (4,333)      (6,580)

Issuance of stock in acquisitions...............................      68,547       14,601

Cash paid in lieu of fractional shares..........................         (35)
                                                                   ---------    ---------

Balances, September 30 .........................................   $ 259,873    $ 177,585
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                      ------------------------------------
                                                                                            2002                2001
                                                                                      ----------------    ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $        21,240     $        16,700
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................            4,297               2,371
    Depreciation and amortization...................................................            4,969               3,430
    Securities amortization,  net...................................................              259                (127)
    Securities losses (gains), net..................................................             (570)                167
    Gains on sale of premises and equipment.........................................                                  (70)
    Mortgage loans originated for sale..............................................          (78,607)            (14,285)
    Proceeds from sales of mortgage loans...........................................           72,384              13,455
    Change in interest receivable...................................................             (513)                982
    Change in interest payable......................................................             (524)               (622)
    Other adjustments   ............................................................           (6,346)               (981)
                                                                                      ----------------    ----------------
      Net cash provided by operating activities.....................................  $        16,589     $        21,020
                                                                                      ----------------    ----------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................            4,075              (2,236)
  Purchases of
    Securities available for sale...................................................         (105,594)            (15,933)
  Proceeds from maturities of
    Securities available for sale...................................................           91,640              82,347
    Securities held to maturity.....................................................            2,935               3,295
  Proceeds from sales of
    Securities available for sale...................................................           16,908                 770
  Net change in loans...............................................................          (87,704)            (51,465)
  Purchase of FHLB stock............................................................             (403)                (98)
  Purchases of premises and equipment...............................................           (4,179)             (1,256)
  Proceeds from sale of fixed assets................................................                                  162
  Net cash received (paid) in acquisitions..........................................          (12,532)              5,261
                                                                                      ----------------    ----------------
    Net cash provided (used) by investing activities................................          (94,854)             20,847
                                                                                      ----------------    ----------------



(continued)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                      2002                2001
                                                                                ----------------    ---------------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...........................................      $        (27,333)   $        (21,959)
    Certificates of deposit and other time deposits.......................                18,536             (28,021)
    Borrowings............................................................                78,816              18,874
  Cash dividends..........................................................               (10,243)             (8,233)
  Stock issued under employee benefit plans...............................                   658                 504
  Stock issued under dividend reinvestment and stock purchase plan........                   686                 583
  Stock options exercised.................................................                   458                 176
  Stock repurchased.......................................................                (4,333)             (6,580)
  Cash paid in lieu of fractional shares..................................                   (35)
                                                                                ----------------    ----------------
   Net cash provided (used) by financing activities......................                57,210             (44,656)
                                                                                ----------------    ----------------
Net Change in Cash and Cash Equivalents...................................               (21,055)             (2,789)
Cash and Cash Equivalents, January 1......................................               103,028              67,463
                                                                                ----------------    ----------------
Cash and Cash Equivalents, September 30...................................      $         81,973    $         64,674
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

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 1.  General

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for the change in method of accounting or adoption of accounting pronouncements discussed more fully in Note 2. All adjustments which are of a normal, recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements.

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

     Impairment testing is a two step process, as outlined within the statement. If the implied fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

     The Corporation adopted these new accounting rules on January 1, 2002. As a result, the Corporation will not amortize the goodwill it has recorded, but will make an annual assessment of any impairment in goodwill and, if necessary, recognize an impairment loss at that time. The Corporation had goodwill of $86,424,000 at September 30, 2002 and identified no impairment loss.

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Accounting Matters (continued)

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

     SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible assets previously recorded as the result of a business combination to be reclassified as goodwill, and the amortization of this asset will cease. This standard has no immediate impact on the financial position and results of operations of the Corporation, as the Corporation did not have any recorded unidentified intangible assets or goodwill that had continued to be amortized.

NOTE 3.  Business Combinations

Effective September 6, 2002, the Corporation acquired Stephenson Insurance Service, Inc. ("SIS"), which was merged into First Merchants Insurance Services, Inc. , a wholly-owned subsidiary of the Corporation. The Corporation issued 36,276 shares of its common stock at a cost of $27.47 per share to complete the transaction. This acquisition was deemed to be an immaterial acquisition.

On August 28, 2002, the Corporation signed a definitive agreement to acquire CNBC Bancorp ("CNBC"), Columbus ,Ohio. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Corporation will exchange 1.01 shares of the Corporation's common stock or $29.57 in cash for each of the outstanding shares of CNBC. However, no more than $24,562,000 aggregate cash may be paid in the merger, and there may be allocations of stock to certain shareholders if this threshold is exceeded. The transaction is subject to approval by stockholders of CNBC, and appropriate regulatory agencies. The Corporation anticipates amortizing core deposit intangibles over ten years. As of December 31, 2001 CNBC had total assets and shareholders' equity of $296,184,000 and $23,284,000 respectively.

On April 1, 2002, the Corporation acquired 100% of the outstanding stock of Lafayette Bancorporation, the holding company of Lafayette Bank and Trust Company, Lafayette, Indiana ("Lafayette"). Lafayette is a state chartered bank with branches located in central Indiana. Lafayette Bancorporation was merged into the Corporation, and Lafayette maintained its state charter as a subsidiary of First Merchants Corporation. The Corporation issued approximately 2,911,712 shares of its common stock at a cost of $22.36 per share and approximately $50,867,000 in cash to complete the transaction. As a result of the acquisition, the Corporation will have an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $115,978,000, including goodwill of $57,893,000 none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $15,458,000 were recognized and will be amortized over 10 years using the 150% declining balance method.

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
                                               --------

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 3.  Business Combinations (continued)

The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the Lafayette merger had taken place at the beginning of each period.

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,

                                                        2002           2001         2002           2001
                                                    -----------    -----------  -----------    -----------
      Net Interest Income:........................  $   25,328     $   23,139   $   73,720     $   64,046

      Net Income:.................................       7,827          7,718       21,420         21,281
      Per share - combined:
        Basic Net Income..........................         .49            .54         1.31           1.34
        Diluted Net Income........................         .48            .54         1.30           1.34

Effective January 1, 2002, the Corporation acquired Delaware County Abstract Company, Inc. and Beebe & Smith Title Insurance Company, Inc., which were merged into Indiana Title Insurance Company, a wholly-owned subsidiary of the Corporation. The Corporation issued approximately 108,919 shares of its common stock at a cost of $22.38 per share to complete the transaction. The title insurance operations were subsequently contributed to Indiana Title Insurance Company, LLC in which the Corporation has a 52.12% ownership interest. This acquisition was deemed to be an immaterial acquisition.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                        Gross       Gross
                                           Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      Losses     Value

Available for sale at September 30, 2002
  U.S. Treasury ........................   $    125                         $    125
  Federal agencies......................     29,267   $    829   $    (31)    30,065
  State and municipal ..................    143,817      7,378        (10)   151,185
  Mortgage-backed securities ...........    124,767      2,279        (91)   126,955
  Other asset-backed securities.........      7,879        114                 7,993
  Corporate obligations.................     12,083        439                12,522
  Marketable equity securities..........      7,153         69        (99)     7,123
                                           --------   --------   --------   --------
      Total available for sale .........    325,091     11,108       (231)   335,968


Held to maturity at September 30, 2002
  State and municipal...................      9,350        514         (5)     9,859
  Mortgage-backed securities............        134                              134
                                           --------   --------   --------   --------
      Total held to maturity ...........      9,484        514         (5)     9,993
                                           --------   --------   --------   --------
      Total investment securities ......   $334,575   $ 11,622   $   (236)  $345,961
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
                                         ========    ========    ========    ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                   September 30,  December 31,
                                                                                        2002         2001
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   396,517    $   301,962
  Agricultural production financing and other loans to farmers .................        89,246         29,645
  Real estate loans:
    Construction ...............................................................       130,066         58,316
    Commercial and farmland ....................................................       461,723        230,233
    Residential ................................................................       681,367        544,028
  Individuals' loans for household and other personal expenditures .............       210,321        179,325
  Other loans ..................................................................        24,798         16,077
                                                                                   -----------    -----------
                                                                                     1,994,038      1,359,586
  Allowance for loan losses.....................................................       (22,147)       (15,141)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 1,971,891    $ 1,344,445
                                                                                   ===========    ===========

                                                                                        Nine Months Ended
                                                                                           September 30,

                                                                                       2002           2001
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    15,141    $    12,454

  Allowance acquired in acquisition.............................................         6,902          2,085

  Provision for losses .........................................................         4,297          2,371

  Recoveries on loans ..........................................................           959            464

  Loans charged off ............................................................        (5,152)        (2,467)
                                                                                   -----------    -----------
  Balances, September 30........................................................   $    22,147    $    14,907
                                                                                   ===========    ===========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Table dollars in thousands, except per share amounts)
                                   (Unaudited)

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended September 30,
                                                           2002                                           2001
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    7,827        16,265,998    $     .49      $    6,020        13,346,954    $     .45
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      138,152                                         97,264
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    7,827        16,404,150    $     .48      $    6,020        13,444,218    $     .44
                                         ==========       ============   ==========     ==========       ============   ==========

Options  to  purchase  226,223  and  108,772  share for the three  months  ended
September 30, 2002 and 2001 were not included in the earnings per share calculation because the exercise price exceded the average market price.

                                                                    Nine Months Ended September 30,
                                                           2002                                          2001
                                        -------------------------------------------   -------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average        Per Share
                                         Income           Shares         Amount        Income           Shares         Amount
                                         ------           ------         ------        ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   21,240        15,340,528    $    1.39     $   16,700        12,922,043    $    1.29
                                                                         ==========                                    ==========
Effect of dilutive stock options........                      142,159                                        87,606
                                         ----------       ------------                 ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   21,240        15,482,687    $    1.37     $   16,700        13,009,649    $    1.28
                                         ==========       ============   ==========    ==========       ============   ==========

Options  to  purchase  127,944  and  113,741  share  for the nine  months  ended
September 30, 2002 and 2001 were not included in the earnings per share calculation because the exercise price exceded the average market price.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 7. Cumulative Trust Preferred Securities

On April 12, 2002, the Corporation and First Merchants Capital Trust I (the "Trust") entered into an Underwriting Agreement with Stifel, Nicolaus & Company, Incorporated and RBC Dain Rauscher Inc. for themselves and as co-representatives for several other underwriters (the "Underwriting Agreement"). On April 17, 2002 and pursuant to the Underwriting Agreement, the Trust issued 1,850,000 8.75% Cumulative Trust Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities") with an aggregate liquidation value of $46,250,000. On April 23, 2002 and pursuant to the Underwriting Agreement, the Trust issued an additional 277,500 Preferred Securities with an aggregate liquidation value of $6,937,500 to cover over-allotments. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Corporation's 8.75% Junior Subordinated Debentures due June 30, 2032 (the "Debentures"). The proceeds from the issuance of the Debentures were used by the Corporation to fund a portion of the cash consideration payable to the shareholders of Lafayette Bancorporation in connection with the acquisition referenced in Note
3. The Preferred Securities are recorded as borrowings in the Corporation's consolidated September 30, 2002, balance sheet.

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

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations (continued)
-------------------------

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

Results of Operations

         Net income for the three months ended September 30, 2002, was $7,827,000, compared to $6,020,000 earned in the same period of 2001. Diluted earnings per share were $.48 an increase of $.04 over the $.44 reported for the third quarter 2001.

        Net income for the nine months ended September 30, 2002, was $21,240,000, compared to $16,700,000 during the same period in 2001. Diluted earnings per share were $1.37, a 7.0% increase over $1.28 in 2001.

         Annualized returns on average assets and average stockholders' equity for nine months ended September 30, 2002 were 1.22 percent and 12.45 percent, respectively, compared with 1.35 percent and 13.66 percent for the same period of 2001.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Capital

         The Corporation's capital continues to exceed regulatory minimums and management believes that its capital levels continue to be a distinct advantage in the competitive environment in which the Corporation operates.

         The Corporation's Tier I capital to average assets ratio was 8.7 percent at year-end 2001 and 7.91 percent at September 30, 2002. At September 30, 2002, the Corporation had a Tier I risk-based capital ratio of 10.28 percent and total risk-based capital ratio of 11.41 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

Asset Quality/Provision for Loan Losses

Asset quality has been a major factor in the Corporation's ability to generate consistent profit improvement. The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review provided by an outside accounting firm. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that cannot be specifically identified. However, the Corporation's adequacy of the allowance for loan losses reflects increased non-performing loans, increased specific reserves and increased impaired loans, resulting in increased provision expense of $1,926,000 during the nine months ended September 30, 2002, as compared to the same period in 2001. $1,260,000 of this increase is a result of the acquisitions of Frances Slocum Bank and Lafayette Bank & Trust Company. Current non-performing and impaired loan balances indicate that some decline in loan asset quality has occured, which management believes is a result of current economic conditions. Total non-performing loans as a percent of total assets and total loans have increased from .82% to .96% and from 1.08% to 1.27% respectively, at September 30, 2002 as compared to the same period in 2001.

     The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.

--------------------------------------------------------------------------------
(Dollars in Thousands)                       September 30,        December 31,
                                                 2001                 2001
--------------------------------------------------------------------------------
Non-accrual loans ..................            $13,285               $ 6,327
Loans contractually past due 90 days
  Or more other than nonaccruing
                                                  9,786                 4,828
Restructured loans .................              2,326                 3,511
                                                -------               -------
              Total ................            $25,397               $14,666
                                                =======               =======

--------------------------------------------------------------------------------

     At September 30, 2002, non-performing loans totaled $25,397,000, an increase of $10,731,000 from December 31, 2001. This increase was primarily due to the addition of $5,015,000 in non-performing loans related to the acquisition of Lafayette Bancorporation and the general downturn in the economy.

     At September 30, 2002, impaired loans totaled $46,726,000. In addition, an allowance for losses was not deemed necessary for impaired loans totaling $22,158,000, but an allowance of $6,577,000 was recorded for the remaining balance of impaired loans of $24,568,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for the third quarter ended September 30, 2002 was $46,740,000. After consideration of an additional $14,800,000 of impaired loans as of September 30, 2002, due to the acquisition of Lafayette Bancorporation, the Corporation's impaired loans increased by $10,765,000 from year end 2001. This increase is attributable to management classifying several loans that had not been identified as being impaired at December 31, 2001. The increase in impaired loans is a contributing factor as to management increasing the loan losses provision, as discussed in the following paragraph.

     At December 31, 2001, impaired loans totaled $21,161,000. In addition, an allowance for losses was not deemed necessary for impaired loans totaling $10,780,000, but an allowance of $3,251,000 was recorded for the remaining balance of impaired loans of $10,381,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2001 was $22,327,000.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

        At September 30, 2002, the allowance for loan losses increased by $7,006,000, to $22,147,000, from year end 2001. The increase was primarily due to the allowance acquired in the acquisition of Lafayette Bancorporation, which totaled $6,902,000. As a percent of loans, the allowance was 1.10 percent, which remains approximately the same as the 1.11 percent at year end 2001.

        The nine month 2002 provision of $4,297,000 was up $1,926,000 from $2,371,000 for the same period in 2001. Net charge offs amounted to $4,193,000 during the period, an increase of $2,190,000 from $2,003,000 for the same period in 2001. The increased provision has helped maintain the allowance to total loans at an adequate level as compared to the same period of 2001.


                                                               Nine Months Ended
                                                                 September 30,
                                                               ------------------
                                                               ------------------
                                                              2002           2001
                                                              ----           ----
                                                            (Dollars in Thousands)
  Balance at beginning of period .........................   $15,141       $12,454
                                                             -------       -------
  Chargeoffs .............................................    (5,152)       (2,467)
  Recoveries .............................................       959           464
                                                             -------       -------
  Net chargeoffs .........................................    (4,193)       (2,003)
  Provision for loan losses ..............................     4,297         2,371
  Allowance acquired in acquisition.......................     6,902         2,085
                                                             -------       -------
  Balance at end of period................................   $22,147       $14,907
                                                             =======       =======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period...........................       .32%(1)       .21%(1)

(1) First nine months annualized.



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

         Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2002, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising and falling scenarios for the period ended September 30, 2003 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended September 30, 2003 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                             200 Basis Points   (200)Basis Points
Federal Funds                     200                 (75)
One-Year T-Bill                   200                 (42)
Two-Year T-Bill                   200                 (68)
Interest Checking                 100                  -
MMIA Savings                      100                 (26)
Money Market Index                100                 (40)
CD's                              200                (145)
FHLB Advances                     200                (182)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at September 30, 2002. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $  96,321   $  94,382   $  92,313

Variance from base                                        $  (1,939)  $  (4,008)

Percent of change from base                                   (2.01)%    (4.16)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Earning Assets

         The following table presents the earning asset mix as of September 30, 2002, and December 31, 2001. At September 30, 2002, earning assets increased by $736.8 million from year end 2001. This increase was primarily due to the addition of $712,000 million in earnings assets related to the acquisition of Lafayette Bancorporation.

         Excluding increases due to the acquisition of Lafayette Bancorporation, loans grew by over $35 million from December 31, 2001 to September 30, 2002. Commercial and farmland related real estate loans increased $47 million. Residential real estate loans decreased by $35 million, while commercial and industrial loans increased by more than $38 million.

----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                           September 30,          December 31,
                                                                   2001                   2001
----------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    19.0             $     38.2

Investment securities available for sale .......                   336.0                  231.7

Investment securities held to maturity .........                     9.5                    8.7

Mortgage loans held for sale ...................                    14.1                     .3

Loans ..........................................                 1,994.0                1,359.6

Federal Reserve and Federal Home Loan Bank stock                    11.1                    8.4
                                                               ----------            ----------

                     Total .....................               $ 2,383.7             $  1,646.9
                                                               ==========            ==========

--------------------------------------------------------------------------------
Deposits and Borrowings

         The following table presents the level of deposits and borrowed funds (Federal funds purchased (FFP), repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances, trust preferred securities and other borrowed funds)at September 30, 2002 and December 31, 2001.

--------------------------------------------------------------------------------

(Dollars in Millions)                              September 30,       December 31,
                                                       2002                2001
                                                    ----------         ------------
Deposits ........................................   $  2,019.7          $  1,421.3
Securities sold under repurchase agreements......         71.1                45.6
FFP and U.S. Treasury demand notes...............         11.9                16.8
Federal Home Loan Bank advances .................        173.4               103.5
Trust preferred securities.......................         53.2
Other borrowed funds ............................         19.3                 8.5


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Net Interest Income

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the nine months ended September 30, 2002 and 2001.

         Annualized net interest income (FTE) for the nine months ended September 30, 2002 increased by $28,459,000, or 43.5 percent over the same period in 2001, due to an increase in average earning assets of over $736 million. For the same period, interest income and interest expense, as a percent of average earning assets, decreased 106 basis points and 127 basis points, respectively.


--------------------------- ------------------- -------------------- -------------------- -------------- --------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
--------------------------- ------------------- -------------------- -------------------- -------------- --------------------
For the three months
  Ended September 30,
           2002                   6.92%                2.49%                4.43%          $2,379,092          $105,536

           2001                   7.79%                3.46%                4.33%          $1,652,318          $ 71,526

-----------------------------------------------------------------------------------------------------------------------------

-------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
-------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the nine months
 Ended September30,
           2002                   6.94%                2.50%                4.44%          $2,112,777          $93,867

           2001                   8.00%                3.77%                4.23%          $1,545,820          $65,408

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

         Other income in the third quarter of 2002 exceeded the same quarter in the prior year by $3,015,000, or 65.1 percent.

Four major areas account for most of the increase:

1. Service charges on deposit accounts increased $1,122,000 or 74.6 percent due to increased number of accounts, price adjustments and approximately $1,045,000 of additional service charge income related to the April 1, 2002 acquisition of Lafayette Bank and Trust Company ("Lafayette").

2. Revenues from fiduciary activities increased $303,000 or 22.5 percent due primarily to additional fees received related to the acquisition of Lafayette.

3. Net realized gains on sales of available-for-sale securities totaled $162,000 in the third quarter of 2002, while net realized losses on sales of availiable-for-sale securities totaled $(167,000) for the same period in 2001.

4. The Corporation sold its Purchase Money Order ("PMO) business in the third quarter of 2002, resulting in a net gain on sale of $514,000.

         Other income in the first nine months of 2002 exceeded the same period in the prior year by $6,219,000 or 45.6 percent.

Five major areas account for most of the increase:

1. Service charges on deposit accounts increased $2,529,000 or 61.6 percent due to increased number of accounts, price adjustments and approximately $2,050,000 of additional service charge income related to the April 1, 2002 acquisition of Lafayette.

2. Net realized gains on sales of available-for-sale securities totaled $570,000 in the first nine months of 2002, while net realized losses on sales of availiable-for-sale securities totaled $(167,000) during the same period in 2001.

3. Revenues from fidicuiary activities increased $654,000 or 15.9 percent due primarily to additional fees received related to the acquisition of Lafayette.

4. The Corporation sold its PMO business in the first nine months of 2002, resulting in a net gain on sale of $514,000.

5. Abstract, title insurance and other related income increased $628,000 in the first nine months of 2002, related to the January 1, 2002 acquisition of Delaware County Abstract Company, Inc. and Beebe & Smith Title Insurance Company, Inc.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Other Expenses

         Total other expenses represent non-interest operating expenses of the Corporation. Total other expense during the third quarter of 2002 exceeded the same period of the prior year by $7,207,000, or 60.2 percent.

Four major areas account for most of the increase:

1. Salaries and benefit expense grew $4,156,000 or 64.4 percent, due to normal salary increases, staff additions and additional salary cost related to the April 1, 2002 acquisition of Lafayette.

2. Core deposit intangible amortization increased by $304,000, due to utilization of the purchase method of accounting for the Corporation related to the April 1, 2002 acquisition of Lafayette.

3. Equipment expense increased by $739,000 or 64.8%, primarily related to the April 1, 2002 acquisition of Lafayette.

4. Telephone expenses increased by $507,000 or 192.0%, primarily due to additional telephone costs related to the acquisition of Lafayette. In addition, increased service contract charges related to greater usage of telephone lines, contributed to this increase.

         Total other expenses during the first nine months in 2002 exceeded the same period of the prior year by $18,170,000, or 55.1 percent.

Five major areas account for most of the increase:

1. Salaries and benefit expense grew $10,207,000, or 56.4 percent, due to normal salary increases, staff additions and additional salary cost of $6,403,000 related to the April 1, 2002 acquisition of Lafayette.

2. Telephone expenses increased by $1,174,000 or 146.9%, primarily due to additional telephone costs related to the acquisition of Lafayette. In addition, increased service contract charges related to greater usage of telephone lines, contributed to this increase.

3. Equipment expenses increased by $1,566,000 or 47.7%, primarily related to the April 1, 2002 acquisition of Lafayette.

4. Core deposit intangible amortization increased by $656,000, due to utilization of the purchase method of accounting for the Corporation related to the April 1, 2002 acquisition of Lafayette.

5. Data processing fees increased by $759,000, or 38.6 percent, primarily due to increases in processing expenses related to greater usage of debit/ATM cards by customers and increases in loans originated and processed during the first nine months in 2002.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Income Taxes

        Income tax expense, for the nine months ended September 30, 2002, increased by $2,149,000 over the same period in 2001. The effective tax rate was
34.1 and 35.0 percent for the 2002 and 2001 periods. The .9 percent decrease is primarily a result of the Lafayette Bank and Trust Company tax strategy benefits obtained as a result of its April 1, 2002 acquisition by the Corporation.

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

Item 4.  Disclosure Controls and Procedures
-------------------------------------------------------------------

Within the 90 days prior to the filing date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         a.  None

         b.  None

         c. On September 6, 2002, the Corporation issued a total of 36,276 unregistered shares of its common stock pursuant to a Merger Agreement dated September 6, 2002, between the Corporation and SIS, as previously discussed in Note 3 to the notes to consolidated condensed financial statements. The Corporation issued the unregistered shares to the sole shareholder of SIS, at a value of $27.47 per share, in exchange for all the common stock of SIS.
             The issuance by the Corporation of its shares of common stock were not registered under the Securities Act of 1933, as amended ("Securities Act"). The shares were issued pursuant to the exemption contemplated in Section 4(2) of the Securities Act, for transactions not involving a public offering.

             On July 1, 2002, the Corporation issued nonqualified stock options to acquire 7,718 shares of common stock of the Corporation to directors of its founding subsidiary bank, First Merchants Bank, National Association. The stock option exercise price was $28.28, and no consideration was paid by the directors for such stock options. The options, which have a ten year life, become 100 percent vested after six months from the date of grant and are fully exercisable when vested.

             The stock options were issued without registration under the Securities Act in reliance on an exemption under Section 3 (a) (11) of the Securities Act and Rule 147 promulgated thereunder. As provided under Rule 147, both the Corporation and directors are deemed to be a resident of the State of Indiana. In addition, the Corporation is deemed to be doing business in the State of Indiana, and the Rule 147 resale limitations and precautions against interstate offers and sales are being strictly adhered to.

         d.  None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None


Item 5.  Other Information
--------------------------

         None
                                                                         Page 27

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a.  Exhibits

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                 2              Agreement of Reorganization          *
                                and Merger between First
                                Merchants Corporation and
                                CNBC Bancorp


                10a             First Merchants Corporation         35
                                Change of Control Agreement
                                with Robert R. Connors dated
                                August 26, 2002

                10b             First Merchants Corporation         41
                                Change of Control Agreement
                                with James L. Thrash dated
                                June 18, 2002

* Incorporated by reference to Registrant's Current Report on Form 8-K filed August 28, 2002.

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------

         b.  Reports on Form 8-K

             A report on Form 8-K, dated August 13, 2002, was filed on August 16, 2002 under report item number 5, concerning the Corporation's declaration of a five percent (5%) stock dividend on its shares of common stock. The dividend was payable to shareholders of record on August 30, 2002. The date of delivery of shares to be issued pursuant to the stock dividend was September 13, 2002.

             Under report item number 7, the following exhibit was included in this Form 8-K.


             (c) Exhibit.

                      (99)  Press release dated August 16, 2002


             A report on Form 8-K dated August 28, 2002, was filed on August 28, 2002, under report item number 5, concerning the Corporation and CNBC Bancorp ("CNBC") jointly announcing the signing of a definitive agreement pursuant to which CNBC will be merged with and into the Corporation. The Agreement of Reorganization and Merger between the Corporation and CNBC dated August 28, 2002, was filed as an exhibit to this Form 8-K.

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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date   11/14/02                         by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date   11/14/02                         by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael L. Cox, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Merchants Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


by: /s/ Michael L. Cox
    ----------------------
        Michael L. Cox
        President and Chief Executive Officer

CERTIFICATION
-------------
I, Mark K. Hardwick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Merchants Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

by: /s/ Mark K. Hardwick
    --------------------
        Mark K. Hardwick
        Senior Vice President and
        Chief Financial Officer
        (Principal Financial and Chief
        Accounting Officer)

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the quarterly  report of First  Merchants  Corporation  (the
"Corporation") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President & Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date   11/14/02                         by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


In connection  with the quarterly  report of First  Merchants  Corporation  (the
"Corporation") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date   11/14/02                         by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                 2              Agreement of Reorganization          *
                                and Merger between First
                                Merchants Corporation and
                                CNBC Bancorp


                10a             First Merchants Corporation          35
                                Change of Control Agreement
                                with Robert R. Connors dated
                                August 26, 2002

                10b             First Merchants Corporation          41
                                Change of Control Agreement
                                with James L. Thrash dated
                                June 18, 2002

* Incorporated by reference to Registrant's Current Report on Form 8-K filed August 28, 2002.

                          FIRST MERCHANTS CORPORATION

                                   Exhibit 10a

                           CHANGE OF CONTROL AGREEMENT

         This Agreement is made and entered into as of August 14, 2002, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Robert R. Connors (hereinafter referred to as 'Executive'), of Indianapolis, Indiana.

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

         NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Senior Vice President of Operations and Technology, the Corporation and the Executive, each intending to be legally bound, covenant and agree as follows:

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

                  (F) Retirement: "Retirement" shall mean termination of employment by the Executive in accordance with the Corporation's normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

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


"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
   Stefan S. Anderson,                         Robert R. Connors
   Chairman of the Board

                          FIRST MERCHANTS CORPORATION

                                   Exhibit 10b

                           CHANGE OF CONTROL AGREEMENT

         This Agreement is made and entered into as of June 18, 2002, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), and First Merchants Bank, National Association (hereinafter referred to as "Bank"), and wholly-owned subsidiary of the Corporation, both with their principal offices located at 200 East Jackson Street, Muncie, Indiana, and James L. Thrash (hereinafter referred to as 'Executive'), of Muncie, Indiana.

         WHEREAS, the Corporation and the Bank considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation, the Bank, and the Corporation's shareholders; and

         WHEREAS, the Corporation and the Bank desires to assure the continued services of the Executive on behalf of the Corporation and the Bank; and

         WHEREAS, the Corporation and the Bank recognizes that if faced with a proposal for a Change of Control, as hereinafter defined, the Executive will have a significant role in helping the Board of Directors assess the options and advising the Board of Directors on what is in the best interests of the Corporation, the Bank, and the Corporation's shareholders: and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive's own situation; and

         WHEREAS, the Corporation and the Bank desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

         NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Bank as its Senior Vice President, the Corporation and the Bank and the Executive, each intending to be legally bound, covenant and agree as follows:

         1.       Term of Agreement.

         This Agreement shall continue in effect through December 31, 2003; provided, however, that commencing on December 31, 2003 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2003 or October 31 immediately preceding any December 31 thereafter, the Corporation or the Bank shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation or the Bank, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

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

                  (B)      Change of Control:  "Change of Control" shall mean:

                           (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 ["Exchange Act"]), other than the Corporation or the Bank, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or
                                    indirectly  of   securities  of  the
                                    Corporation representing twenty-five percent
                                    (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities;

                           (2) persons constituting a majority of the Board of Directors of the Corporation and the Bank were not directors of the respective Board for at least the twenty-four (24) preceding months;

                           (3) the stockholders of the Corporation or the Bank approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank outstanding immediately prior thereto  continuing  to  represent  (either
                                    by remaining  outstanding  or by being
                                    converted  into voting  securities  of the
                                    surviving  entity) more than fifty percent
                                    (50%) of the combined  voting power of  the
                                    voting   securities  of  the  Corporation's
                                    or  the Bank's then  outstanding securities;
                                    or

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

                           (3) the Bank and/or the Corporation requires the Executive to be relocated anywhere other than its offices in Muncie, Indiana;

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

         4.       Compensation Upon Termination.

         Following a Change of Control, if his employment by the Corporation or the Bank shall be terminated by the Executive on account of Constructive Termination or the Corporation or the Bank other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

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

                  (E) If the payments or benefits, if any, received or to be received by the Executive (whether under this Agreement or under any other plan, arrangement, or agreement between the Executive
                           and  the  Corporation or the Bank),   in  connection
                           with termination or Constructive Termination of the Executive's employment following a Change of Control, constitute an "excess parachute payment" within the meaning of '280G of the Internal Revenue Code ("Code"), the Corporation or the Bank shall pay to the Executive, no later than the fifth day following the Date of Termination, an additional amount (as determined by the Corporation's independent public accountants) equal to the excise tax, if any, imposed on the "excess parachute payment" under '4999 of the Code; provided, however, if the amount of such excise tax is finally determined to be more or less than the amount paid to the Executive hereunder, the Corporation or the Bank (or the Executive if the finally determined amount is less than the original amount paid) shall pay the difference between the amount originally paid and the finally determined amount to the other party no later than the fifth day following the date such final determination is made;

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

         5.       Successors; Binding Agreement.

                  (A) The Corporation or the Bank shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation or the Bank to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation or the Bank would be required to perform it if no such succession had taken place. Failure of the Corporation or the Bank to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation or the Bank in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "the Corporation or the Bank" shall mean the Corporation or the Bank and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

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

         6.       Guarantee by Corporation and Bank.

         In consideration of the value of the continued employment of the Executive by the Corporation or the Bank, and the benefits derived by the Corporation and the Bank from the Executives employment by the Corporation or the Bank, the Corporation and the Bank hereby unconditionally and fully guarantee and endorse the obligations of the other hereunder, and agree to be fully bound by the terms of this Agreement in the event that the other fails to perform, honor, or otherwise complete fully its obligations hereunder.

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

         IN WITNESS WHEREOF, the Corporation and the Bank have caused this Agreement to be executed by their duly authorized officers, and the Executive has hereunder subscribed his name, this _____ day of ___________, 2002.


"CORPORATION"                               "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
   Stefan S. Anderson,                         James L. Thrash
   Chairman of the Board

"BANK"                                      "EXECUTIVE"

FIRST MERCHANTS BANK, NATIONAL ASSOCIATION

By ______________________________
   Stefan S. Anderson,
   Chairman of the Board
                                                                         Page 46