Form 10-K
period 2002-12-31
FIRST MERCHANTS CORP
filed 2003-03-28
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002       Commission file number 0-17071

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

                                (Title of Class)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No[ ]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $464,241,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002).

As of March 15, 2003 there were 16,330,031 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part of Form 10-K
              Documents                            Into Which Incorporated

Portions of the Registrant's Annual Report  Part II (Items 5, 6, 7, 7A, 8 and 9)
   to Shareholders for the year ended
          December 31, 2002
Portions of the Registrant's
     Definitive Proxy Statement for
     Annual Meeting of Shareholders
      to be held April 10, 2003                 Part III (Items 10 through 13)


Exhibit Index:  Page 34

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

  Item 2 - Properties.........................................................22

  Item 3 - Legal Proceedings..................................................22

  Item 4 - Submission of Matters to a Vote of Security Holders................22

  Supplemental Information - Executive Officers of the Registrant.............23

Part II

  Item 5 -  Market For the Registrant's Common Equity and
            Related Stockholder Matters.......................................24

  Item 6 -  Selected Financial Data...........................................24

  Item 7 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................24

  Item 7A-  Quantitative and Qualitative Disclosures about Market Risk........24

  Item 8 -  Financial Statements and Supplementary Data.......................26

  Item 9 -  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure...............................26

Part III

  Item 10- Directors and Executive Officers of the Registrant.................27

  Item 11- Executive Compensation.............................................27

  Item 12- Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters.....................28

  Item 13- Certain Relationships and Related Transactions.....................28

  Item 14- Controls and Procedures............................................28

Part IV

  Item 15- Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................................29

           Signatures.........................................................31

           Certifications Pursuant to Section 302 of
             The Sarbanes-Oxley Act of 2002...................................32

           Exhibit Index......................................................34

                                     PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

First Merchants Corporation (the "Corporation") was incorporated under Indiana law on September 20, 1982, as the bank holding company for First Merchants Bank, National Association ("First Merchants"), a national banking association incorporated in 1893. Prior to December 16, 1991, First Merchants' name was The Merchants National Bank of Muncie. On November 30, 1988, the Corporation acquired Pendleton Banking Company ("Pendleton"), a state chartered commercial bank organized in 1872. On July 31, 1991, the Corporation acquired First United Bank ("First United"), a state chartered commercial bank organized in 1882. On August 1, 1996, the Corporation acquired The Union County National Bank of Liberty ("Union County"), a national banking association incorporated in 1872. On October 2, 1996, the Corporation acquired The Randolph County Bank ("Randolph County"), a state chartered commercial bank founded in 1865. On April 1, 1998, Pendleton acquired the Muncie office of Insurance and Risk Management, Inc., which was renamed, on April 1, 1998, First Merchants Insurance Services, Inc. ("FMIS"). On April 1, 1999, the Corporation acquired The First National Bank of Portland ("First National"), a national banking association incorporated in 1904. On April 21, 1999, the Corporation acquired Anderson Community Bank ("Anderson"), a state charted commercial bank founded in 1995. Pendleton and Anderson were combined on April 21, 1999, to form Madison Community Bank ("Madison"). Decatur Bank and Trust Company ("Decatur") a state chartered commercial bank organized in 1966 was acquired on June 1, 2000. On January 19, 2000, First Merchants Reinsurance Company was formed to underwrite accident, health and credit life insurance. On July 1, 2001, the Corporation acquired Frances Slocum Bank & Trust Company ("Frances Slocum"), a state chartered commercial bank organized in 1963. Effective January 1, 2002, the Corporation acquired Delaware County Abstract Company, Inc. and Beebe & Smith Title Insurance Company, Inc., which were merged into Indiana Title Insurance Company, a wholly-owned subsidiary of the Corporation. Such title insurance operations were subsequently contributed to Indiana Title Insurance Company, LLC in which the Corporation has a 52.12% ownership interest. On April 1, 2002, the Corporation acquired Lafayette Bank and Trust Company ("Lafayette") a state chartered commercial bank founded in 1899. On September 6, 2002, the Corporation acquired Stephenson Insurance Service, Inc., which was merged into FMIS. Effective January 1, 2003, the Corporation formed Merchants Trust Company, National Association ("MTC"), a wholly-owned subsidiary of the Corporation. On January 1, 2003, MTC purchased the trust operations of First Merchants, First National and Lafayette, which united the trust and asset management services of all affiliate banks of the Corporation. On March 1, 2003, the Corporation acquired Commerce National Bank ("Commerce National"), a national banking association incorporated in 1991.

As of December 31, 2002, the Corporation had consolidated assets of $2.679 billion, consolidated deposits of $2.037 billion and stockholders' equity of $261.1 million.

The Corporation is headquartered in Muncie, Indiana, and is presently engaged in conducting commercial banking business through the offices of its ten banking subsidiaries. As of December 31, 2002, the Corporation and its subsidiaries had 1,127 full-time equivalent employees.

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

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at www.firstmerchants.com without charge, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Additionally, the Corporation will also provide without charge, a copy of its Form 10-K to any shareholder by mail. Requests should be sent to Mr. Brian Edwards, Shareholder Relations Officer, First Merchants Corporation, P.O. Box 792, Muncie, IN 47308-0792.

Acquisition Policy

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

--------------------------------------------------------------------------------

COMPETITION

The Corporation's banking subsidiaries are located in Adams, Boone, Carroll, Delaware, Fayette, Hamilton, Henry, Howard, Jasper, Jay, Madison, Miami, Tippecanoe, Wabash, Wayne, White, Randolph, and Union counties in Indiana and Butler and Franklin counties in Ohio. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the banking subsidiaries compete vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas.


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

     The following are the Corporation's regulatory capital ratios as of December 31, 2002:

                                      Corporation       Regulatory Minimum
                                                            Requirement

Tier 1 Capital:                          10.1%                 4.0%
(to risk-weighted assets)

Total Capital:                           11.2%                 8.0%


BANK REGULATION

     First Merchants, Union County, First National and Commerce National are national banks and are supervised, regulated and examined by the Office of the Comptroller of the Currency (the "OCC"). First United, Madison, Randolph County, Decatur, Frances Slocum and Lafayette are state banks chartered in Indiana and are supervised, regulated and examined by the Indiana Department of Financial Institutions. In addition, six of the Corporation's subsidiaries, Madison, First United, Randolph County, Decatur, Frances Slocum and Lafayette are supervised, regulated and examined by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines that activities of the bank regularly represent an unsafe and unsound banking practice or a violation of law.

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

     All of the Corporation's affiliate banks exceed the risk-based capital guidelines of the FDIC and/or the OCC as of December 31, 2002.

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

FDIC IMPROVEMENT ACT OF 1991

     The Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA")  requires,   among  other  things,   federal  bank   regulatory
authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA.

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

FDICIA continued

     As of December 31, 2002, each bank subsidiary of First Merchants is "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's (or the FDIC's) "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

DIVIDEND LIMITATIONS

     National and state banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National and state banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2002, the Corporation's affiliate banks had a total of $15,147,000 retained net profits available for 2003 dividends to the Corporation without prior regulatory approval.

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

USA PATRIOT ACT

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements were issued in 2002. These regulations required minimum standards to verify customer identity, encouraged cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibited the anonymous use of "concentration accounts," and required all covered financial institutions to have in place an anti-money laundering compliance program.

The Act also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

THE SARBANES-OXLEY ACT

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act provides for, among other things:
     * a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

     *  independence requirements for audit committee members;

     *  independence requirements for company auditors;

     * certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;

     * the forfeiture by the chief executive officer and chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

     *  disclosure of off-balance sheet transactions;

     *  two-business day filing requirements for insiders filing Form 4s;

     * disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;

     * the reporting of securities violations "up the ladder" by both in-house and outside attorneys;

     * restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

     *  the formation of a public accounting oversight board; and

     *  various increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges has proposed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

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
(Dollars in Thousands)

                                               2002                              2001                            2000
                                  ------------------------------  -------------------------------  -------------------------------
                                              Interest                        Interest                         Interest
                                   Average    Income/    Average   Average    Income/    Average    Average    Income/    Average
                                   Balance    Balance      Rate    Balance    Expense      Rate     Balance    Expense      Rate
                                  ---------  ---------  --------- ---------  ---------  ---------  ---------  ---------  ---------
Assets:
Federal funds sold ............   $   39,239    $    557   1.4%  $   31,820    $    899     2.8%  $    9,938    $    666     6.7%
Interest-bearing deposits......        2,866         141   4.9        2,060         106     5.1        1,807         103     5.7
Federal Reserve and
  Federal Home Loan Bank stock.       12,327         735   6.0        7,657         559     7.3        6,456         585     9.1
Securities: (1)
  Taxable .......................    170,937       9,086   5.3      179,006      11,207     6.3      235,745      14,478     6.1
  Tax-exempt ....................    131,145       9,523   7.3       85,288       6,312     7.4       95,836       7,057     7.4
                                  ----------    --------         ----------    --------           ----------    --------
    Total Securities.............    302,082      18,609   6.2      264,294      17,519     6.6      331,581      21,535     6.5
Mortgage loans held for sale.....     21,545         503   2.3          481          41     8.5           75           8    10.7
Loans: (2)
  Commercial ....................  1,010,232      66,736   6.6      612,031      49,786     8.1      492,793      45,373     9.2
  Bankers' acceptance and
    Commercial paper purchased...
  Real estate mortgage...........    484,267      35,704   7.4      404,831      31,908     7.9      372,104      29,795     8.0
  Installment ...................    318,277      26,649   8.4      245,978      21,388     8.7      233,966      20,622     8.8
  Tax-exempt ....................      8,108         725   8.9        7,234         674     9.3        5,075         478     9.4
                                  ----------    --------         ----------    --------           ----------    --------
    Total loans .................  1,842,429     130,317   7.1    1,270,555     103,797     8.2    1,104,013      96,276     8.7
                                  ----------    --------         ----------    --------           ----------    --------
    Total earning assets.........  2,198,943     150,359   6.8    1,576,386     122,880     7.8    1,453,795     119,165     8.2
                                  ----------    --------         ----------    --------           ----------    --------
Net unrealized gain (loss) on securities
available for sale...............      6,214                          2,608                          (13,421)
Allowance for loan losses........    (20,187)                       (13,736)                         (11,570)
Cash and due from banks..........     66,510                         42,814                           39,250
Premises and equipment ..........     44,088                         25,265                           22,329
Other assets ....................    110,683                         56,357                           42,308
                                   ---------                      ---------                        ---------
    Total assets ................ $2,406,251                     $1,689,694                       $1,532,691
                                  ==========                     ==========                       ==========
Liabilities:
  Interest-bearing deposits:
    NOW accounts ................ $  273,126       3,680   1.3%  $  192,573       2,475     1.3%  $  168,773       2,920     1.7%

    Money market deposit accounts    332,811       3,290   1.0      214,087       6,386     3.0      193,932       9,000     4.6
    Savings deposits ............    184,849       2,184   1.2      122,175       2,310     1.9       98,988       2,477     2.5
    Certificates and other
      time deposits .............    838,272      30,546   3.6      655,477      34,655     5.3      612,605      35,210     5.7
                                  ----------    --------         ----------    --------           ----------    --------
  Total interest-bearing
    deposits.....................  1,629,058      39,700   2.4    1,184,312      45,826     3.9    1,074,298      49,607     4.6

Borrowings ......................    277,709      14,060   5.1      171,771      10,248     6.0      169,869      10,939     6.4
                                  ----------    --------         ----------    --------           ----------    --------
  Total interest-bearing
    liabilities..................  1,906,767      53,760   2.8    1,356,083      56,074     4.1    1,244,167      60,546     4.9
Noninterest-bearing deposits.....    227,995                        147,318                          134,717
Other liabilities ...............     33,914                         20,061                           12,361
                                  ----------                     ----------                       ----------
    Total liabilities............  2,168,676                      1,523,462                        1,391,245
Stockholders' equity ............    237,575                        166,232                          141,446
                                  ----------                     ----------                       ----------
    Total liabilities and
     stockholders' equity........ $2,406,251      53,760   2.4(3)$1,689,694      56,074     3.6(3)$1,532,691      60,546     4.2(3)
                                  ==========    --------         ==========    --------           ==========    --------
    Net interest income .........               $ 96,599                       $ 66,806                          $ 58,619
                                                ========                       ========                          ========
    Net interest margin..........                          4.4                              4.2                               4.0
(1)     Average  balance of securities  is computed  based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
(2)     Nonaccruing loans have been included in the average balances.
(3)     Total interest expense divided by total earning assets adjustment to convert tax exempt investment  securities to fully taxable equivalent
        basis,    using   marginal   rate   of   35%   for   2002,   2001,   and
        2000.............................
                                                 $3,676                            $2,445                            $2,637
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

                                                 2002 Compared to 2001                               2001 Compared to 2000
                                               Increase (Decrease) Due To                          Increase (Decrease) Due To
                                        -----------------------------------------          -----------------------------------------


                                          Volume         Rate          Total                  Volume         Rate          Total
                                          ------         ----          -----                  ------         ----          -----
                                                        (Dollars in Thousands on Fully Taxable Equivalent Basis)

Interest income:
  Federal funds sold ...............     $   176       $   (518)     $  (342)               $    795       $   (562)    $    233
  Interest-bearing deposits ........          49             42           91                      14            (11)           3
  Federal Reserve and Federal
    Home Loan Bank stock ...........         293           (117)         176                      98           (124)         (26)
  Securities .......................       2,386         (1,296)       1,090                  (4,452)           436       (4,016)
  Mortgage loans held for sale .....         513            (51)         462                      35             (2)          33
  Loans ............................      40,558        (14,556)      26,002                  13,843         (6,355)       7,488
                                         --------      ---------    ---------                --------      ---------    ---------
  Totals ...........................      43,975        (16,496)      27,479                  10,333         (6,618)       3,715
                                         --------      ---------    ---------                --------      ---------    ---------
Interest expense:
  NOW accounts .....................       1,080            125        1,205                     374           (819)        (445)
  Money market deposit
    accounts........................       2,468         (5,564)      (3,096)                    860         (3,474)      (2,614)
  Savings deposits..................         928         (1,054)        (126)                    511           (678)        (167)
  Certificates and other
    time deposits...................       8,244        (12,353)      (4,109)                  2,372         (2,927)        (555)
  Borrowings........................       5,552         (1,741)       3,811                     121           (812)        (691)
                                         --------      ---------    ---------                --------      ---------    ---------
    Totals..........................      18,272        (20,587)      (2,315)                  4,238         (8,710)      (4,472)
                                         --------      ---------    ---------                --------      ---------    ---------

Change in net interest
  income (fully taxable
  equivalent basis)................      $25,703       $  4,091       29,794                 $ 6,095       $  2,092        8,187
                                         ========      =========                             ========      =========


Tax equivalent adjustment
  using marginal rate
  of 35% for 2002, 2001,
 and 2000..........................                                   (1,232)                                                192
                                                                   ----------                                          ----------


Change in net interest
  income...........................                                $  28,562                                           $   8,379
                                                                   ==========                                          ==========


INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                          (Dollars in Thousands)
Available for sale at December 31, 2002
   U.S. Treasury ...............................      $    125                                           $    125
   Federal agencies ............................        27,630          $    814         $      8          28,436
   State and municipal .........................       135,715             5,787              178         141,324
   Mortgage-backed securities ..................       117,724             2,448               54         120,118
   Other asset-backed securities ...............         1,000                                              1,000
   Corporate obligations .......................        12,101               465                           12,566
   Marketable equity securities ................        29,452                20              116          29,356
                                                      --------          --------         --------        --------
      Total available for sale .................       323,747             9,534              356         332,925
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2002
   State and municipal .........................         9,013               448                            9,461
   Mortgage-backed securities ..................           124                                                124
                                                      --------          --------         --------        --------
      Total held to maturity ...................         9,137               448                            9,585
                                                      --------          --------         --------        --------
      Total investment securities ..............      $332,884          $  9,982         $    356        $342,510
                                                      ========          ========         ========        ========


Available for sale at December 31, 2001
   U.S. Treasury ...............................      $    124                                           $    124
   Federal agencies ............................        30,808          $    767         $      2          31,573
   State and municipal .........................        74,776             1,644              215          76,205
   Mortgage-backed securities ..................       100,811             1,710                1         102,520
   Other asset-backed securities ...............        10,116               167                           10,283
   Corporate obligations .......................         3,498               116                            3,614
   Marketable equity securities ................         7,472                                123           7,349
                                                      --------          --------         --------        --------
      Total available for sale .................       227,605             4,404              341         231,668
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2001
   State and municipal .........................         8,426               166               58           8,534
   Mortgage-backed securities ..................           228                                                228
                                                      --------          --------         --------        --------
      Total held to maturity ...................         8,654               166               58           8,762
                                                      --------          --------         --------        --------
      Total investment securities ..............      $236,259          $  4,570         $    399        $240,430
                                                      ========          ========         ========        ========

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                            Gross          Gross
                                                       Amortized         Unrealized      Unrealized        Fair
                                                          Cost              Gains          Losses         Value
                                                     ---------------   --------------  --------------  ------------
Available for sale at December 31, 2000:
    U.S. Treasury..............................        $  2,997                                          $  2,997
    Federal agencies...........................          55,403         $    268        $    155           55,516
    State and municipal........................          81,370            1,045             103           82,312
    Mortgage-backed securities.................         127,907              139             922          127,124
    Other asset-backed securities  ............          19,924               10             148           19,786
    Corporate obligations  ....................           7,238                9             395            6,852
    Marketable equity securities...............           1,277                              134            1,143
                                                       --------         --------        --------         --------
       Total available for sale................         296,116            1,471           1,857          295,730
                                                       --------         --------        --------         --------

Held to maturity at December 31, 2000:
   U.S. Treasury...............................             250                                               250
   State and municipal.........................          11,645              131              36           11,740
   Mortgage-backed securities..................             338                                               338
                                                       --------         --------        --------         --------
      Total held to maturity...................          12,233              131              36           12,328
                                                       --------         --------        --------         --------
      Total investment securities..............        $308,349         $  1,602        $  1,893         $308,058
                                                       ========         ========        ========         ========


                                                                              Cost
                                                    ----------------------------------------------------------
                                                          2002                 2001                 2000
                                                          ----                 ----                 ----
Federal Reserve and Federal Home Loan
   Bank stock at December 31:
Federal Reserve Bank stock ....................        $   493               $  493               $  493
Federal Home Loan Bank stock ..................         10,916                7,857                6,692
                                                       -------                -----                -----
    Total .....................................        $11,409               $8,350               $7,185
                                                       =======               ======               ======

The Fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 2002 were:

Securities available for sale December 31, 2002:

                                                 Within 1 Year                 1-5 Years                  5-10 Years
                                                 -------------                 ---------                  ----------
                                              Amount        Yield*        Amount        Yield*       Amount        Yield*
                                              ------        ------        ------        ------       ------        ------
U.S. Treasury......................          $   125          1.2%
Federal Agencies...................            7,311          5.0        $15,069         3.7%       $ 4,054          3.9%
State and Municipal................           12,132          4.5         45,572         4.4         44,508          4.6
Corporate Obligations..............            3,059          6.6          9,507         6.1
                                             -------                     -------                    -------
    Total..........................          $22,627          4.9%       $70,148         4.5%       $48,562          4.6%
                                             =======                     =======                    =======

--------------------------------------------------------------------------------

                                                                            Marketable Equity,
                                                                            Mortgage and Other
                                             Due After Ten Years         Asset-Backed Securities                Total
                                             -------------------         -----------------------                -----
                                            Amount         Yield*         Amount         Yield*          Amount        Yield*
                                            ------         ------         ------         ------          ------        ------
U.S. Treasury........................                                                                  $    125         1.2%
Federal Agencies.....................     $  2,002           2.7%                                        28,436         4.0
State and Municipal..................       39,112           4.5                                        141,324         4.5
Corporate Obligations................                                                                    12,566         6.3
Marketable Equity Securities.........                                  $  29,356           1.3%          29,356         1.3
Mortgage-backed securities...........                                    120,118           5.1          120,118         5.1
Other asset-backed securities........                                      1,000           3.8            1,000         3.8
                                          --------                     ---------                       --------
    Total............................     $ 41,114           4.4%      $ 150,474           4.3%        $332,925         4.4%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 2002:

                                                  Within 1 Year                1-5 Years                   5-10 Years
                                                  -------------                ---------                   ----------
                                            Amount         Yield*         Amount        Yield*       Amount         Yield*
                                            ------         ------         ------        ------       ------         ------
State and Municipal..................     $  1,286           5.1%        $ 4,857          5.2%       $2,015           5.4%


                                                                             Mortgage Backed
                                            Due After Ten Years                Securities                     Total
                                            -------------------               ------------                    -----
                                           Amount          Yield*         Amount        Yield*        Amount        Yield*
                                           ------          ------         ------        ------        ------        ------
State and Municipal..................     $   855            6.0%                                     $ 9,013         5.3%
Mortgage-backed securities...........                                    $   124          8.4%            124         8.4
                                          -------                        -------                      -------
     Total............................    $   855            6.0%        $   124          8.4%        $ 9,137         5.4%
                                          =======                        =======                      =======


   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 2002:

                                           Amount          Yield
Federal Reserve Bank Stock...........     $   493           6.0%
Federal Home Loan Bank stock.........      10,916           5.8
                                          -------
    Total............................     $11,409           5.9%
                                          =======

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:

                                                     2002              2001              2000             1999             1998
                                                     ----              ----              ----             ----             ----
                                                                                (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans...........................   $  406,644        $  301,962        $  258,405         $224,712        $188,841
  Bankers acceptances and loans
    to financial institutions..................                                                                               900
  Agricultural production
    financing and other loans
    to farmers.................................       85,059            29,645            24,547           21,547          21,951
  Real estate loans:
    Construction...............................      133,896            58,316            45,412           31,996          31,719
    Commercial and farmland....................      401,561           230,233           167,317          150,544         137,671
    Residential................................      746,349           544,028           466,660          380,596         361,611
  Individuals' loans for
    household and other
    personal expenditures......................      206,083           179,325           201,629          181,878         142,938
  Tax-exempt loans.............................       12,615             7,277             6,093            4,070           2,652
  Other loans..................................       12,170             8,800             5,523            3,552           2,073
                                                   ----------        ----------        ----------        ---------       ---------
            Total loans........................   $2,004,377        $1,359,586        $1,175,586         $998,895        $890,356
                                                   ==========        ==========        ==========        =========       =========

Residential Real Estate Loans Held for Sale at December 31, 2002, 2001, 2000, 1999, and 1998 were $21,545,000, $307,000, $0, $61,000, and $776,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


Presented in the table below are the maturities of loans (excluding commercial real estate, banker acceptances, farmland, residential real estate and individuals' loans) outstanding as of December 31, 2002. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                               Maturing
                                                    Within              1-5               Over
                                                    1 Year             Years             5 Years            Total
                                                 --------------    ---------------    --------------     ------------
                                                                        (Dollars in Thousands)
Commercial and industrial loans................  $  279,576        $  92,923           $  34,145          $  406,644
Agricultural production financing
  and other loans to farmers...................      73,909            8,741               2,409              85,059
Real estate - Construction.....................     100,005           26,336               7,555             133,896
Tax-exempt loans...............................         521            7,553               4,541              12,615
Other loans....................................         413           11,594                 163              12,170
                                                 ----------        ---------            ---------         ----------
      Total....................................  $  454,424        $ 147,147            $ 48,813          $  650,384
                                                 ==========        =========            =========         ==========


                                                                       Maturing
                                                  ---------------------------------------------------
                                                           1 - 5                       Over
                                                           Years                     5 Years
                                                           -----                     -------
                                                                (Dollars in Thousands)
Loans maturing after one year with:

  Fixed rate..............................          $      74,191               $     47,598
  Variable rate...........................                 72,956                      1,215
                                                    -------------               ------------
    Total.................................          $     147,147               $     48,813
                                                    =============               ============

NONACCRUING, CONTRACTUALLY PAST DUE 90 DAYS OR MORE
OTHER THAN NONACCRUING AND RESTRUCTURED LOANS

                                                                              December 31
                                                  --------------------------------------------------------------------
                                                   2002          2001          2000           1999           1998
                                                   ----          ----          ----           ----            ----
                                                                       (Dollars in Thousands)
Nonaccruing loans.........................        $14,134       $6,327        $2,370         $1,280          $1,073
Loans contractually past due 90
  days or more other than
  nonaccruing.............................          6,676        4,828         2,483          2,826           2,334
Restructured loans........................          2,508        3,511         3,085            908           1,110


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

Interest income of $783,000 for the year ended December 31, 2002, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $1,544,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $36,630,000 as of December 31, 2002, not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

The Corporation's affiliate banks generate commercial, mortgage and consumer loans from customers located primarily in north-central and east-central Indiana and Butler and Franklin counties in Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the automotive and agricultural industries.

----------------

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                                    2002            2001            2000            1999            1998
                                                    ----            ----            ----            ----            ----
                                                                            (Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1....................        $ 15,141        $ 12,454        $ 10,128        $  9,209        $ 8,429

  Chargeoffs:
    Commercial and industrial(1)...........          4,711           1,688             974             361            794
    Real estate mortgage(3)................            800             227              43              40             44
    Individuals' loans for household and
      other personal expenditures,
      including other loans................          2,602           1,632           1,274           1,368          1,393
                                                  --------        --------        --------        --------        -------
      Total chargeoffs.....................          8,113           3,547           2,291           1,769          2,231
                                                  --------        --------        --------        --------        -------
  Recoveries:
    Commercial and industrial(2)...........            549             176             171             114            325
    Real estate mortgage(4)................             92              32               1              32             20
    Individuals' loans for household and
      other personal expenditures,
      including other loans................            672             365             407             301            294
                                                  --------        --------        --------        --------        -------
      Total recoveries.....................          1,313             573             579             447            639
                                                  --------        --------        --------        --------        -------

  Net chargeoffs...........................          6,800           2,974           1,712           1,322          1,592
                                                  --------        --------        --------        --------        -------
  Provisions for loan losses...............          7,174           3,576           2,625           2,241          2,372
  Allowance acquired in purchase...........          6,902           2,085           1,413
                                                  --------        --------        --------        --------        -------
  Balance at December 31...................        $22,417         $15,141         $12,454         $10,128        $ 9,209
                                                  ========        ========        ========        ========        =======

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

  Ratio of net chargeoffs during the
   period to average loans
   outstanding during the period..........           .37%             .23%             .16%            .14%           .18%




----------------

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and per cent of loans in each category to total loans:

                                                                     2002                            2001
                                                         -------------------------       -------------------------
                                                          Amount          Per Cent        Amount          Per Cent
                                                         --------         --------       --------         --------
                                                                          (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $ 12,405            31.2%       $  6,884            28.8%
  Real estate mortgage(2).....................              2,875            57.3           2,655            56.9
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              7,037            11.5           5,502            14.3
  Unallocated.................................                100             N/A             100            N/A
                                                         --------           ------       --------           ------
  Totals......................................           $ 22,417           100.0%       $ 15,141           100.0%
                                                         ========           ======       ========           ======


                                                                    2000                             1999
                                                         -------------------------        -------------------------
                                                          Amount          Per Cent         Amount          Per Cent
                                                         --------         --------        --------         --------
                                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $  4,478            28.0%        $  3,347            27.8%
  Real estate mortgage(2).....................              1,554            53.9            1,297            53.2
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              4,622            18.1            3,914            19.0
  Unallocated.................................              1,800            N/A             1,570            N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 12,454           100.0%        $ 10,128           100.0%
                                                         ========           ======        ========           ======


                                                                    1998
                                                         -------------------------
                                                          Amount          Per Cent
                                                         --------         --------
Balance at December 31:                                   (Dollars in Thousands)
  Commercial and industrial(1)................           $  2,954           27.3%
  Real estate mortgage(2).....................              1,313           56.1
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              3,514           16.6
  Unallocated. .... ..........................              1,428            N/A
                                                         --------          ------
  Totals......................................           $  9,209          100.0%
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

----------------

Loan Administration and Loan Loss Chargeoff Procedures

Primary responsibility and accountability for day-to-day lending activities rests with the Corporation's affiliate banks. Loan personnel at each bank have the authority to extend credit under guidelines approved by the bank's board of directors. Executive and board loan committees active at each bank serve as vehicles for communication and for the pooling of knowledge, judgment and experience of its members. These committees provide valuable input to lending personnel, act as an approval body, and monitor the overall quality of the banks' loan portfolios. The Executive Committee of the Corporation's Board of Directors meets bimonthly to approve or disapprove all new loans in excess of $1,000,000. The Corporation also maintains a loan grading and review program for its affiliate banks, which includes quarterly reviews of problem loans, delinquencies and charge-offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for loan losses.

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. The allowance is increased by the provision for loan losses and decreased by charge-offs less recoveries. All charge-offs are approved by the bank's senior loan officer and are reported to the Banks' Boards. The Banks charge off loans when a determination is made that all or a portion of a loan is uncollectible or as a result of examinations by regulators and the independent auditors.

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                                           2002              2001              2000
                                                                     ---------------   ---------------   ---------------
                                                                                    (Dollars in Thousands)
For the year ending December 31:
  Impaired loans with an allowance...................                 $     16,901      $     10,381      $      7,862
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan.......................                       27,450            10,780             6,977
                                                                      ------------      ------------      ------------

        Total impaired loans.........................                 $     44,351      $     21,161      $     14,839
                                                                      ============      ============      ============

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses).........                 $      7,299      $      3,251      $      2,253
  Average balance of impaired loans..................                       49,663            22,327            15,053
  Interest income recognized on impaired loans.......                        3,656             1,538             1,361
  Cash basis interest included above.................                        2,344             1,555             1,080

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2002, 2001 and 2000 are presented within the distribution of assets, liabilities and stockholders' equity table on page 11 of this Form 10-K.

As of December 31, 2002, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                       Maturing
                                                   -------------------------------------------------
                                    3 Months            3-6              6-12            Over 12
                                    or less           Months            Months           Months             Total
                                  -------------    --------------    --------------   --------------    --------------
                                                                (Dollars in Thousands)
Certificates of deposit and
  other time deposits..........     $ 69,737         $ 19,601           $ 26,319         $ 84,077          $199,734
Per cent.......................           35%              10%                13%              42%              100%

RETURN ON EQUITY AND ASSETS

The information regarding return on equity and assets is presented on page 2 of the Corporation's 2002 Annual Report to Stockholders - Financial Review under the caption "Five - Year Summary of Selected Financial Data" within Exhibit 13 of this Form 10-K.

SHORT-TERM BORROWINGS

                                                                     2002                2001                2000
                                                              -----------------   -----------------   -----------------
                                                                                (Dollars in Thousands)
Balance at December 31:
  Securities sold under repurchase
    agreements (short-term portion)........                       $  65,962           $  22,732           $  31,956
  Federal funds purchased..................                                              10,500                 975
  U.S. Treasury demand notes...............                                               6,273               4,968
                                                                  ---------           ---------           ---------

          Total short-term borrowings.........                    $  65,962           $  39,505           $  37,899
                                                                  =========           =========           =========

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:

                                                                       2002                2001                2000
                                                                 -----------------   -----------------   -----------------
                                                                                   (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:

    Securities sold under repurchase
        agreements(short-term portion)..............                   1.1%                3.3%                6.2%
    Total short-term borrowings.....................                   1.1                 2.4                 5.6

Weighted average interest rate during the year:
    Securities sold under repurchase
        agreements (short-term portion).............                   1.4%                3.7%                5.6%
    Total short-term borrowings.....................                   1.3                 4.0                 5.0

Highest amount outstanding at any month end
during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  54,375           $  17,750           $  14,505
    Total short-term borrowings.....................                67,984              46,195              56,099

Average amount outstanding during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  41,241           $  14,036           $  12,116
    Total short-term borrowings.....................                49,886              22,126              33,165



ITEM 2.  PROPERTIES.
--------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. The building is owned by First Merchants.

The Corporation's affiliate banks conduct business through numerous facilities owned and leased by the respective affiliate banks. Of the 70 banking offices operated by the Corporation's affiliate banks, 55 are owned by the respective banks and 15 are leased from non-affiliated third parties.

None of the properties owned by the Corporation's affiliate banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2002 was $38,645,000.

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

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                                 Offices with the Corporation                 Principal Occupation
               Name and Age                          And Subsidiary Banks                    During Past Five Years
------------------------------------------- ---------------------------------------- ----------------------------------------

Michael L. Cox                              President, Chief Executive Officer       Chief Executive Officer of the
58                                          Corporation                              Corporation since April 1999;
                                                                                     President First Merchants from
                                                                                     April 1999 to September 2000;
                                                                                     President and Chief Operating Officer,
                                                                                     Corporation since August 1998 and
                                                                                     May, 1994 to April 1999 respectively;
                                                                                     President and Chief Operating Officer,
                                                                                     First Merchants from April, 1996 to
                                                                                     April 1999; Director, Corporation
                                                                                     and First  Merchants since December, 1984.

Roger M. Arwood                             Executive Vice President and             Chief Operating Officer of the Corporation
51                                          Chief Operating Officer, Corporation     since August 2002; President and Chief
                                                                                     Executive Officer First Merchants from
                                                                                     September 2000 to August 2002; Bank of America
                                                                                     from 1983 to February 2000; Executive Vice
                                                                                     President of the Corporation since February of
                                                                                     2000.


Robert R. Connors                           Senior Vice President of Operations      Senior Vice President of Operations and
53                                          and Technology, Corporation and First    Technology, Corporation and First Merchants
                                            Merchants                                since August 2002; Senior Vice President of
                                                                                     Operations and Compliance Officer at First
                                                                                     Internet Bank of Indiana from 1999 to 2002;
                                                                                     Senior Vice President of Operations and Chief
                                                                                     Information Officer at Peoples Bank & Trust
                                                                                     Company from 1984 to 1999.

Larry R. Helms                              Senior Vice President, General           Senior Vice President and General Counsel,
62                                          Counsel and Secretary, Corporation       Corporation since 1982  and Secretary
                                                                                     since January 1997; Senior Vice President,
                                                                                     First Merchants from January 1979 to  2002;
                                                                                     Director of First United Bank from 1991 to 2002
                                                                                     and Pendleton Banking Company from 1992 to
                                                                                     2002.


Mark K. Hardwick                            Senior Vice President and Chief          Senior Vice President and Chief Financial
32                                          Financial Officer, Corporation           Officer of the Corporation since April of 2002;
                                                                                     Corporate Controller, Corporation from
                                                                                     November 1997 to April 2002; Senior Accountant,
                                                                                     Geo. S. Olive & Company from September 1994 to
                                                                                     October 1997.



                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The information required under this item is incorporated by reference to pages 53 and 54 of the Corporation's 2002 Annual Report to Stockholders under the captions "Stock Information" and "Common Stock Listing", Exhibit 13.

ITEM 6.      SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

The  information  on  page  2  of  the  Corporation's   2002  Annual  Report  to
Stockholders - Financial Review under the caption "Five-Year Summary of Selected Financial Data", is expressly incorporated herein by reference.

ITEM 7.      MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information on page 3 through 17 of the Corporation's 2002 Annual Report to Stockholders - Financial Review under the caption "Management's Discussion &
Analysis of Financial Condition and Results of Operations", is expressly incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------------------

      Asset/Liability Management has been an important factor in the Corporation's ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor the Corporation's liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings. Decisions regarding investment and the pricing of loan and deposit products are made after analysis of reports designed to measure( liquidity, rate sensitivity, the Corporation's exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

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

      Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2002, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2002.

INTEREST RATE SENSITIVITY ANALYSIS

(dollars in thousands)                                                                At December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                1-180 DAYS   181-365 DAYS    1-5 YEARS    BEYOND 5 YEARS    TOTAL
===================================================================================================================================
Rate-Sensitive Assets:
   Federal funds sold and interest-bearing deposits ........   $   34,968                                               $   34,968
   Investment securities ...................................       27,765    $   12,136     $   85,429     $  216,732      342,062
   Loans ...................................................      850,254       195,160        661,945        318,563    2,025,922
   Federal Reserve and Federal Home Loan Bank stock ........       11,409                                                   11,409
                                                               ----------    ----------     ----------     ----------   ----------
        Total rate-sensitive assets ........................      924,396       207,296        747,374        535,295    2,414,361
                                                               ----------    ----------     ----------     ----------   ----------
Rate-Sensitive Liabilities:
   Interest-bearing deposits ...............................      723,470       494,076        494,077         52,937    1,764,560
   Securities sold under repurchase agreements .............       65,962                       23,632                      89,594
   Other short-term borrowings .............................       10,168                                                   10,168
   Federal Home Loan Bank advances .........................        7,807         7,819         67,398        101,653      184,677
   Trust preferred securities ..............................                                                   53,188       53,188
   Other borrowed funds ....................................       19,300                                                   19,300
                                                               ----------    ----------     ----------     ----------   ----------
        Total rate-sensitive liabilities ...................      826,707       501,895        585,107        207,778    2,121,487
                                                               ----------    ----------     ----------     ----------   ----------

Interest rate sensitivity gap by period ....................   $   97,689    $ (294,599)    $  162,267     $  327,517
Cumulative rate sensitivity gap ............................       97,689      (196,910)       (34,643)       292,874
Cumulative rate sensitivity gap ratio
   at December 31, 2002 ....................................        111.8%         85.2%          98.2%         113.8%
   at December 31, 2001 ....................................        135.4%         97.6%         109.7%         116.9%

The Corporation had a cumulative negative gap of $196,910,000 in the one-year horizon at December 31, 2002, just over 7.4 percent of total assets. Net interest income at financial institutions with negative gaps tends to increase when rates decrease and decrease as interest rates increase.

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

      The comparative rising and falling scenarios for the period ended December 31, 2003 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended December 31, 2003 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                             200 Basis Points    (50) Basis Points
Federal Funds                     200                 (50)
One-Year T-Bill                   200                 (20)
Two-Year T-Bill                   200                 (59)
Interest Checking                 100                  --
MMIA Savings                      100                  --
First Flex                        100                 (25)
CD's                              200                 (53)
FHLB Advances                     200                 (66)

      Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at December 31, 2002. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING     FALLING
===============================================================================
Net Interest Income (dollars in thousands)  $105,138  $113,855   $ 98,793

Variance from base                                    $  8,717   $ (6,345)

Percent of change from base                               8.29%    (6.03)%

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

Pages 18 through 51 of the Corporation's 2002 Annual Report to Stockholders - Financial Review, are expressly incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 2002, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

The information in the Corporation's Proxy Statement dated February 25, 2003 furnished to its stockholders in connection with an annual meeting to be held April 10, 2003 (the "2003 Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K and is expressly incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The information in the Corporation's 2003 Proxy Statement, under the captions, "Compensation of Directors", "Compensation of Executive Officers", "Compensation and Human Resources Committee Interlocks and Insider Participation", "Compensation and Human Resources Committee Report on Executive Compensation" and "Performance Graph," is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The information in the Corporation's 2003 Proxy Statement, under the caption, "Security Ownership of Certain Beneficial Owners and Management," is expressly incorporated herein by reference.

The following table presents information relating to securities aurthorized under equity compensation plans.

                      Equity Compensation Plan Information

                                              (a)                        (b)                               (c)
                                      Number of securities to      Weighted-average          Number of securities remaining
                                      be issued upon exercise     exercise price of       available for future issuance under
                                      of outstanding options,    outstanding options,    equity compensations plans (excluding
    Plan category                       warrants and rights      warrants and rights       securities reflected in column (a)
    -------------                     -----------------------    --------------------    -------------------------------------
Equity compensation plans approved
  by stockholders                                    771,589     $             20.78                                  195,217
Equity compensation plans not
  approved by stockholders                            30,871                   21.65
                                      -----------------------    --------------------    -------------------------------------
  Total                                              802,460    $              20.81                                  195,217
                                      =======================    ====================    =====================================

The only plan reflected above that was not approved by the Corporation's stockholders relates to certain First Merchants Corporation Stock Option Agreements ("Agreements"). These Agreements provide for non-qualified stock options of the common stock of the Corporation to be granted to each director of First Merchants Bank, National Association (the "Bank") who, on the date of the grant: (a) is serving as a director of the Bank; (b) is not an employee of the Corporation, the Bank, or any of the Corporation's other affiliated banks or non-bank subsidiaries; and (c) is not serving as a director of the Corporation. The exercise price of the shares is equal to the fair market value of the shares upon the grant of the option. Options become 100 percent vested when granted and are fully exercisable six months after the date of the grant, for a period of ten years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

The information in the Corporation's 2003 Proxy Statement, under the caption "Interest of Management in Certain Transactions," is expressly incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


(a) 1.      Financial Statements:
                 Independent accountants' report
                 Consolidated balance sheets at
                      December 31, 2002 and 2001
                 Consolidated statements of income,
                      years ended December 31, 2002,
                      2001 and 2000
                 Consolidated statements of comprehensive income,
                      years ended December 31, 2002, 2001 and 2000
                 Consolidated statements of stockholders' equity,
                      years ended December 31, 2002, 2001 and 2000
                 Consolidated statements of cash flows,
                      years ended December 31, 2002,
                      2001 and 2000
                 Notes to consolidated financial
                      statements


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


(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

    2 Agreement of Reorganization and Merger between First Merchants Corporation and CNBC Bancorp dated August 28, 2002. (Incorporated by reference to registrant's Form 8-K filed on August 28, 2002)

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b First Merchants Corporation Bylaws (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 2002)

   4.1 Certificate of Trust of First Merchants Capital Trust I dated December 12, 2001 (3)

   4.2 Amended and Restated Trust Agreement of First Merchants Capital Trust I dated April 17, 2002 (3)

   4.3         Agreement as to Expenses and Liabilities dated April 17, 2002 (3)

   4.4         Cumulative Trust Preferred Security Certificate (3)

   4.5         Preferred Securities Guarantee Agreement dated April 17, 2002 (3)

   4.6         Indenture dated April 17, 2002 (3)

   4.7         First Supplemental Indenture dated April 17, 2002 (3)

   4.8         8.75% Junior Subordinated Debenture due June 30, 2002 (3)

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

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON
              FORM 8-K (continued)
--------------------------------------------------------------------------------

       10e First Merchants Corporation Change of Control Agreement with Mark K. Hardwick dated May 14, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 2002) (1)

       10f First Merchants Corporation change of Control Agreement with Roger M. Arwood dated November 14, 2000. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 2001)(1)

       10g First Merchants Corporation Change of Control Agreement with Larry R. Helms dated November 14, 2000. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 2001)(1)

       10h First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2002)(1)

       10i         First Merchants Change of Control Agreement with Michael L.
                   Cox dated May 11, 1999. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 2001)(1)

       10j First Merchants Corporation Unfunded Deferred Compensation Plan. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

       10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

       10l First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended.(1)(2)

       13 2002 Annual Report to Stockholders-Financial Review (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders-Financial Review is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K(2)

       21          Subsidiaries of Registrant(2)

       23          Consent of Independent Accountants(2)

       24          Limited Power of Attorney(2)

       99.1 Financial statements and independent accountants' report for First Merchants Corporation Employee Stock Purchase Plan (See
                   Exhibit 13 to this Form 10-K)(2)

       99.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                   The Sarbanes-Oxley Act of 2002(2)

       (1) Management contract or compensatory plan.
       (2) Filed here within.
       (3) Incorporated by reference to the registrant's Form 8-K filed on April 19, 2002.

(b) Reports on Form 8-K:

       NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2003.

                                               FIRST MERCHANTS CORPORATION

                                               By /s/ Michael L.Cox
                                               -----------------------------
                                                      Michael L. Cox, President
                                                      & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 28th day of March, 2003.

/s/ Michael L. Cox                        /s/Mark K. Hardwick
--------------------------------------    --------------------------------------
    Michael L. Cox  President and           Mark K. Hardwick Sr. Vice President
                    Chief Executive                          and Chief Financial
                    Officer (Principal                       Officer (Principal
                    Executive Officer)                       Financial and
                                                             Accounting Officer)

/s/ Stefan S. Anderson*                    /s/ Michael L. Cox
-----------------------------------        ------------------------------------
    Stefan S. Anderson     Director            Michael L. Cox          Director

/s/Roger M. Arwood*
------------------------------------       ------------------------------------
   Roger M. Arwood         Director            Barry J. Hudson         Director

/s/ James F. Ault*                         /s/ Robert T. Jeffares*
------------------------------------       ------------------------------------
    James F. Ault           Director           Robert T. Jeffares      Director

/s/ Dennis A. Bieberich*                   /s/ Norman M. Johnson*
------------------------------------       ------------------------------------
    Dennis A. Bieberich     Director           Norman M. Johnson       Director

/s/Richard A. Boehning*                    /s/ George A. Sissel*
------------------------------------       ------------------------------------
   Richard A. Boehning     Director            George A. Sissel        Director

/s/ Blaine M. Brownell*
------------------------------------       ------------------------------------
    Blaine M. Brownell      Director           Robert M. Smitson       Director

                                           /s/ Dr. John E. Worthen*
------------------------------------       ------------------------------------
    Frank A. Bracken        Director           Dr. John E. Worthen     Director

/s/ Thomas B. Clark*
------------------------------------
    Thomas B. Clark         Director

* By Mark K. Hardwick as Attorney-in Fact pursuant to a limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.
                                                 By  /s/  Mark K. Hardwick
                                                 ------------------------------
                                                          Mark K. Hardwick
                                                          As Attorney-in-Fact
                                                          March 28, 2003

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-K
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael L. Cox, certify that:

1. I have reviewed this annual report on Form 10-K of First Merchants
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


by: /s/ Michael L. Cox
    ----------------------
        Michael L. Cox
        President and Chief Executive Officer

CERTIFICATION
-------------
I, Mark K. Hardwick, certify that:

1. I have reviewed this annual report on Form 10-K of First Merchants
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

by: /s/ Mark K. Hardwick
    --------------------
        Mark K. Hardwick
        Senior Vice President and
        Chief Financial Officer
        (Principal Financial and Chief
        Accounting Officer)

INDEX TO EXHIBITS
--------------------------------------------------------------------------------

   (a)3.   Exhibits:

      Exhibit No:                          Description of Exhibit:

    2 Agreement of Reorganization and Merger between First Merchants Corporation and CNBC Bancorp dated August 28, 2002. (Incorporated by reference to registrant's Form 8-K filed on August 28, 2002)

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b First Merchants Corporation Bylaws (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 2002)

   4.1 Certificate of Trust of First Merchants Capital Trust I dated December 12, 2001 (3)

   4.2 Amended and Restated Trust Agreement of First Merchants Capital Trust I dated April 17, 2002 (3)

   4.3         Agreement as to Expenses and Liabilities dated April 17, 2002 (3)

   4.4         Cumulative Trust Preferred Security Certificate (3)

   4.5         Preferred Securities Guarantee Agreement dated April 17, 2002 (3)

   4.6         Indenture dated April 17, 2002 (3)

   4.7         First Supplemental Indenture dated April 17, 2002 (3)

   4.8         8.75% Junior Subordinated Debenture due June 30, 2002 (3)

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

   10e First Merchants Corporation Change of Control Agreement with Mark K. Hardwick dated May 14, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 2002) (1)

   10f First Merchants Corporation change of Control Agreement with Roger M. Arwood dated November 14, 2000. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 2001)(1)

   10g First Merchants Corporation Change of Control Agreement with Larry R. Helms dated November 14, 2000. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 2001)(1)

   10h First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2002)(1)

   10i         First Merchants Change of Control Agreement with Michael L.
               Cox dated May 11, 1999. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 2001)(1)

   10j First Merchants Corporation Unfunded Deferred Compensation Plan. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

   10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

   10l First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended.(1)(2)

   13 2002 Annual Report to Stockholders-Financial Review (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders-Financial Review is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K(2)

   21          Subsidiaries of Registrant(2)

   23          Consent of Independent Accountants(2)

   24          Limited Power of Attorney(2)

   99.1 Financial statements and independent accountants' report for First Merchants Corporation Employee Stock Purchase Plan (See
               Exhibit 13 to this Form 10-K)(2)

   99.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
               The Sarbanes-Oxley Act of 2002(2)

   (1) Management contract or compensatory plan.
   (2) Filed here within.
   (3) Incorporated by reference to the registrant's Form 8-K filed on April 19, 2002.

                                  EXHIBIT-10L
        FIRST MERCHANTS CORPORATION 1999 LONG-TERM EQUITY INVENTIVE PLAN,
                                   AS AMENDED

Exhibit 10l--FIRST MERCHANTS CORPORATION 1999 LONG-TERM EQUITY INCENTIVE PLAN


                                    ARTICLE I

                            ESTABLISHMENT AND PURPOSE

         Section 1.01. Establishment and Term of Plan. First Merchants Corporation, an Indiana corporation (the "Company"), hereby establishes the First Merchants Corporation 1999 Long-Term Equity Incentive Plan (the "Plan"), effective as of April 14, 1999, subject to the approval of the Plan at the Company's 1999 annual meeting of shareholders by the holders of a majority of the shares of the Company's common stock present and voting at that meeting in person or by proxy.

         Section 1.02. Purpose. The Plan is designed to promote the interests of the Company, its subsidiaries, and its shareholders by providing stock-based incentives to selected Employees, Non-Employee Directors, Subsidiary Directors and Advisory Directors who are expected to contribute materially to the success of the Company and its subsidiaries. The purpose of the Plan is to provide a means of rewarding performance and to provide an opportunity to increase the personal ownership interest of Employees, Non-Employee Directors, Subsidiary Directors and Advisory Directors in the continued success of the Company. The Company believes that the Plan will assist its efforts to attract and retain quality Employees, Non-Employee Directors, Subsidiary Directors and Advisory Directors.

                                   ARTICLE II

                                 ADMINISTRATION

         Section 2.01. Administrative Committee. The Plan shall be administered by the Committee, which shall serve at the pleasure of the Board of Directors. The Committee shall have full authority to administer the Plan, including authority to interpret and construe any provision of the Plan and to adopt such rules and regulations for administering the Plan as it may deem necessary to comply with the requirements of the Plan or any applicable law.

        Section 2.02. Powers of the Committee. The Committee shall, subject to the terms of this Plan, have the authority to: (i) select the eligible Employees, Subsidiary Directors and Advisory Directors who shall receive Awards,
(ii) grant Awards, (iii) determine the types and sizes of Awards to be granted to Employees, Subsidiary Directors and Advisory Directors under the Plan (but not to Non-Employee Directors, who shall receive Director Options in accordance with Article VI of this Plan), (iv) determine the terms, conditions, vesting periods, and restrictions applicable to Awards (other than Director Options),
(v) adopt, alter, and repeal administrative rules and practices governing this Plan, (vi) interpret the terms and provisions of this Plan and any Awards granted under this Plan, (vii) prescribe the forms of any Award Agreements or other instruments relating to Awards, and (viii) otherwise supervise the administration of this Plan. The Committee may delegate any of its authority to any other person or persons that it deems appropriate with respect to Awards granted to Employees who are not officers of the Company.

         Section 2.03. Actions of the Committee. All actions taken and all interpretations and determinations made in good faith by the Committee, or made by any other person or persons to whom the Committee has delegated authority, shall be final and binding upon all Participants, the Company, and all other interested persons. All decisions by the Committee shall be made with the approval of not less than a majority of its members. Members of the Committee who are eligible for Awards may vote on any matters affecting the administration of the Plan or the grant of any Awards pursuant to the Plan, except that no such member shall act upon the granting of an Award to himself or herself; but any such member may be counted in determining the existence of a quorum of the Committee.

                                   ARTICLE III

                                   ELIGIBILITY

         Section 3.01. Employees, Subsidiary Directors and Advisory Directors. Any Employee of the Company or any of its Subsidiaries who is selected by the Committee to be a Participant under the Plan, and any Subsidiary Director or Advisory Director, shall be eligible for the grant of Awards (other than Director Options). The selection of the Employees, Subsidiary Directors and Advisory Directors to receive Awards (other than Director Options) shall be within the discretion of the Committee. More than one Award may be granted to the same Employee, Subsidiary Director or Advisory Director.

         Section 3.02. Non-Employee Directors. All Non-Employee Directors are eligible for the grant of Director Options, as provided in Article VI of this Plan. Non-Employee Directors are not, however, eligible for the grant of any Awards other than Director Options.

                                   ARTICLE IV

                            SHARES SUBJECT TO AWARDS

         Section 4.01. Number of Common Shares. The shares subject to the Awards and other provisions of the Plan shall be the Company's authorized but unissued, or reacquired Common Shares. The aggregate number of Common Shares that may be subject to Awards granted under this Plan in any fiscal year shall be equal to the sum of (i) one percent (1%) of the number of Common Shares Outstanding as of the last day of the Company's prior fiscal year, plus (ii) the number of Common Shares that were available for the grant of Awards, but not granted, under this Plan in any previous fiscal year; provided that in no event will the number of Common Shares available for the grant of Awards in any fiscal year exceed one-and-one-half percent (1 1/2%) of the Common Shares Outstanding as of the last day of the prior fiscal year. The aggregate number of Common Shares that may be issued under the Plan upon the exercise of Incentive Stock Options is 1,200,000, as adjusted pursuant to Section 4.02. No fractional shares shall be issued under this Plan; if necessary, the Committee shall determine the manner in which the value of fractional shares will be treated.

         The assumption of awards granted by an organization acquired by the Company, or the grant of Awards under this Plan in substitution for any such awards, shall not reduce the number of Common Shares available for the grant of Awards under this Plan. Common Shares subject to an Award that is forfeited, terminated or canceled without having been exercised shall again be available for grant under this Plan, subject to the limitations noted in the foregoing paragraph of this Section 4.01.

         Section 4.02. Adjustment. In the event of any change in the Common Shares by reason of a merger, consolidation, reorganization, recapitalization or similar transaction, or in the event of a stock split, stock dividend or distribution to shareholders (other than normal cash dividends), spin-off or any other change in the corporate structure of the Company, the Committee shall adjust the number and class of shares that may be issued under this Plan, the aggregate number of Common Shares that may be issued under the Plan upon the exercise of Incentive Stock Options, the number and class of shares subject to outstanding Awards, the exercise price applicable to outstanding Awards, and the Fair Market Value of the Common Shares and other value determinations applicable to outstanding Awards, as appropriate. All determinations made by the Committee with respect to adjustments under this Section 4.02 shall be conclusive and binding for all purposes of the Plan.

                                    ARTICLE V

                                     AWARDS

         Section 5.01. Grant of Awards. Awards authorized under this Article V may be granted pursuant to another incentive program which incorporates by reference the terms and conditions of this Plan. Awards may be granted singly or in combination or tandem with other Awards. Awards may also be granted in replacement of, or in substitution for, other awards granted by the Company whether or not such other awards were granted under this Plan; without limiting the foregoing, if a Participant pays all or part of the exercise price or taxes associated with an Award by the transfer of Common Shares or the surrender of all or part of an Award (including the Award being exercised), the Committee may, in its discretion, grant a new Award to replace the Common Shares that were transferred or the Award that was surrendered. The Company may assume awards granted by an organization acquired by the Company or may grant Awards in replacement of, or in substitution for, any such awards.

                  Section 5.02. Types of Awards. Awards may include, but are not limited to, the following:

                  (a) Director Option. A right to purchase Common Shares granted to a Non-Employee Director pursuant to Article VI of this Plan.

                  (b) Stock Award. An Award that is made in Common Shares or Restricted Stock or that is otherwise based on, or valued in whole or in part by reference to, the Common Shares. All or part of any Stock Award may be subject to conditions, restrictions and risks of forfeiture, as and to the extent established by the Committee. Stock Awards may be based on the Fair Market Value of the Common Shares, or on other specified values or methods of valuation, as determined by the Committee.

                  (c) Stock Option. A right to purchase a specified number of Common Shares, during a specified period and at a specified exercise price, all as determined by the Committee. A Stock Option may be an Incentive Stock Option or a Non-Qualified Stock Option. Incentive Stock Options may only be issued to Employees. In addition to the terms, conditions, vesting periods, and restrictions established by the Committee in the Award Agreement, Incentive Stock Options must comply with the requirements of Section 422 of the Code, Section 5.03(f), and this Article V.

         Section 5.03. Terms and Conditions of Awards; Agreements. Awards granted under the Plan shall be evidenced by an Award Agreement executed by the Company and the Participant, which shall contain such terms and be in such form as the Committee may from time to time approve, subject to the following limitations and conditions:

                  (a) Number of Shares. The Award Agreement shall state, as appropriate, the type and total number of shares granted, and/or the type and total number of shares with respect to which Stock Options are granted.

                  (b) Award Prices. The Award Agreement shall state, as applicable, the price per share of the Common Shares with respect to which Stock Options are issued. The price or other value shall be determined by the Committee. For Incentive Stock Options, the exercise price shall satisfy all of the requirements of the Code and of Section 5.03(f) of this Plan.

                  (c) Payment of Exercise Price; Deferral. The exercise price of a Stock Option (other than an Incentive Stock Option), Director Option, and any Stock Award for which the Committee has established an exercise price, may be paid in cash, by the transfer of Common Shares, by the surrender of all or part of an Award (including the Award being exercised), or by a combination of these methods, as and to the extent permitted by the Committee. The exercise price of an Incentive Stock Option may be paid in cash, by the transfer of Common Shares, or by a combination of these methods, as and to the extent permitted by the Committee at the time of grant, but may not be paid by the surrender of all or part of an Award. The Committee may prescribe any other method of paying the exercise price that it determines to be consistent with applicable law and the purpose of this Plan.

                  With the approval of the Committee, the delivery of the Common Shares, cash, or any combination thereof subject to an Award (other than Director Options) may be deferred, either in the form of installments or a single future delivery. The Committee may also permit selected Participants to defer the payment of some or all of their Awards, as well as other compensation, in accordance with procedures established by the Committee to assure that the recognition of taxable income is deferred under the Code. The Committee may also establish rules and procedures for the crediting of interest on deferred cash payments and dividend equivalents on Awards.

                  (d) Issuance of Shares and compliance with Securities Laws. The Company may postpone the issuance and delivery of certificates representing shares until (a) the admission of such shares to listing on any stock exchange on which shares of the Company of the same class are then listed, and (b) the completion of such registration or other qualification of such shares under any state or federal law, rule or regulation as the Company shall determine to be necessary or advisable, which registration or other qualification the Company shall use it best efforts to complete; provided, however, a person purchasing shares pursuant to the Plan has no right to require the Company to register the Common Shares under federal or state securities laws at any time. Any person purchasing shares pursuant to the Plan may be required to make such representations and furnish such information as may, in the opinion of counsel for the Company, be appropriate to permit the Company, in light of the existence or non-existence with respect to such shares of an effective registration under the Securities Act of 1933, as amended, or any similar state statute, to issue the shares in compliance with the provisions of those or any comparable acts.

                  (e) Rights as a Shareholder. Unless otherwise provided by the Board of Directors or the Committee, a Participant shall have rights as a shareholder with respect to shares covered by an Award, including voting rights or rights to dividends, only upon the date of issuance of a certificate to him or her, and, if payment is required, only after such shares are fully paid.

                  (f) Incentive Stock Options. To the extent any Award granted pursuant to this Plan contains an Incentive Stock Option, the following limitations and conditions shall apply to such Incentive Stock Option and the Award Agreement relating thereto in addition to the terms and conditions provided herein:

                           (i) Price. The price of an Incentive Stock Option shall be an amount per share not less than the Fair Market Value per share of the Common Shares on the date of granting of the option. In the case of Incentive Stock Options granted to an Employee of the Company who is a 10% shareholder, the option price shall be an amount per share not less than one hundred ten percent (110%) of the Fair Market Value per share of the Common Shares on the date of the granting of the Incentive Stock Option.

                           (ii) Exercise Period. Unless terminated earlier pursuant to other terms and provisions of the Award Agreement, the term of each Incentive Stock Option shall expire within the period prescribed in the Agreement relating thereto, which shall not be more than five (5) years from the date the Incentive Stock Option is granted if the Participant is a ten percent (10%) shareholder, and not more than ten (10) years from the date the Incentive Stock Option is granted if the Participant is not a ten percent (10%) shareholder.

                           (iii) Limitation on Grants. No Incentive Stock Option shall be granted under this Plan after April 14, 2009.

                           (iv) Limitation on Transferability. No Incentive Stock Option shall be assignable or transferable except by will or under the laws of descent and distribution. During the lifetime of a Participant, the Incentive Stock Option shall be exercisable only by the Participant and may not be transferred or assigned pursuant to a qualified domestic relations order.

                           (v) Maximum Exercise Rule. The aggregate Fair Market Value (determined at the time the option is granted) of the shares with respect to which Incentive Stock Options are exercisable for the first time by an Employee during any calendar year under all such plans of the Company and any parent or Subsidiary of the Company shall not exceed One Hundred Thousand Dollars ($100,000).

                  (g) Termination of Awards Under Certain Conditions. The Committee may cancel any unexpired, unpaid or deferred Awards at any time, if the Participant is not in compliance with all applicable provisions of this Plan or with any Award Agreement, or if the Participant, whether or not he or she is currently employed by the Company, engages in any of the following activities without the prior written consent of the Company:

                           (i) Directly or indirectly renders services to or for an organization, or engages in a business that is, in the judgment of the Committee, in competition with the Company.

                           (ii) Discloses to anyone outside of the Company, or uses for any purpose other than the Company's business, any confidential or proprietary information or material relating to the Company, whether acquired by the Participant during or after employment with the Company.

                  The Committee may, in its discretion and as a condition to the exercise of an Award, require a Participant to acknowledge in writing that he or she is in compliance with all applicable provisions of this Plan and of any Award Agreement and has not engaged in any activities referred to in clauses (i) and (ii) above.

                  (h) Nontransferability. Unless otherwise determined by the Committee and provided in the Award Agreement, (i) no Award granted under this Plan may be transferred or assigned by the Participant to whom it is granted other than by will, pursuant to the laws of descent and distribution, or pursuant to a qualified domestic relations order, and (ii) an Award granted under this Plan may be exercised, during the Participant's lifetime, only by the Participant or by the Participant's guardian or legal representative.

         Section 5.04. Election to Defer Grant or Receipt of Award. Notwithstanding any provision herein to the contrary, the Committee may provide, in any Award Agreement or in any program granting Awards under this Plan, that the Participant may elect to defer receipt of the Award as provided in the Award Agreement or program.


                                   ARTICLE VI

                                DIRECTOR OPTIONS

         Section 6.01.  Grant of Director Options.

                  (a) Administration. A committee formed by only those Directors other than Non-Employee Directors shall have full authority to administer Director Options, including authority to require that any Non-Employee Director sign an Award Agreement as a condition of receiving a Director Option.

                  (b) Granting of Director Options. Until this Plan is terminated, each individual serving as a Non-Employee Director on July 1 in any year after 1998 shall automatically receive a Director Option, effective on such date.

         Section 6.02. Number of Common Shares Subject to Each Director Option. Each Director Option shall entitle the Non-Employee Director the right to purchase one thousand (1,000) Common Shares on the terms and conditions specified herein.

         Section 6.03. Exercise Price. The exercise price of the Common Shares subject to each Director Option shall be the Fair Market Value of the Common Shares at the date of grant.

         Section 6.04. Date Director Options Become Exercisable. Unless otherwise established by the Board of Directors, each Director Option shall become exercisable in full six (6) months after the date of grant; provided, however, all Director Options shall become exercisable in full (i) upon a Change of Control, (ii) in accordance with the terms of Section 6.06, or (iii) upon attainment by the Non-Employee Director of age 70.

         Section 6.05. Expiration Date. Unless terminated earlier pursuant to the terms of this Plan, each Director Option shall terminate, and the right of the holder to purchase Common Shares upon exercise of the Director Option shall expire, at the close of business on the tenth anniversary date of the date of grant.

         Section 6.06. Continuous Service as a Director. No Director Option may be exercised unless the Non-Employee Director to whom the Director Option was granted has continued to be a Non-Employee Director from the time of grant through the time of exercise, except as provided in Section 6.04 and this
Section 6.06.

                  (a) Retirement or Disability. If the service in office of a Non-Employee Director is terminated due to the retirement or Disability of the Non-Employee Director, the Non-Employee Director (or his or her legal representative if he or she becomes incapacitated), shall have the right, on or after the date of such termination but in no event following the expiration of the Director Option, to exercise the Director Option in full, whether or not the Non-Employee Director would otherwise have been entitled to exercise the Director Option at such date.

                  (b) Death. If the service in office of a Non-Employee Director is terminated due to the death of the Non-Employee Director, the Non-Employee Director's estate, executor, administrator, personal representative or beneficiary shall have the right to exercise the Director Option in full prior to the earlier of (i) one (1) year after the date of his or her death, and (ii) the expiration of the Director Option.

                  (c) Employed by Company. If a Non-Employee Director ceases to be a Non-Employee Director by reason of his or her employment by the Company or his or her appointment as a Subsidiary Director or Advisory Director, the Director Option granted to that Non-Employee Director shall be treated the same as Non-Qualified Stock Options held by Employees, Subsidiary Directors or Advisory Directors, whichever is applicable, and shall continue to be exercisable prior to the expiration of the Director Option, subject to the limitations on exercise following termination of employment, or termination of service as a Subsidiary Director or Advisory Director, established by the Committee pursuant to Article VIII of this Plan.


                                   ARTICLE VII

                           TAX WITHHOLDING OBLIGATIONS

         Prior to the payment of an Award, the Company may withhold, or require a Participant to remit to the Company, an amount sufficient to pay any federal, state and local withholding taxes associated with the Award. The Committee may, in its discretion and subject to such rules as the Committee may adopt, permit a Participant to pay any or all withholding taxes associated with the Award in cash, by the transfer of Common Shares, by the surrender of all or part of an Award (including the Award being exercised), or by a combination of these methods.


                                  ARTICLE VIII

             TERMINATION OF EMPLOYMENT OR TERMINATION OF SERVICE AS
                    SUBSIDIARY DIRECTOR OR ADVISORY DIRECTOR

         Section 8.01. Termination of Employment. Unless the Committee provides otherwise in the Award Agreement, if a Participant's employment with the Company or a Subsidiary terminates for any reason other than Retirement, Disability or death of the Participant, he or she may, but only within the thirty (30)-day period immediately following such termination of employment, and in no event later than the expiration date specified in the Award Agreement, exercise his or her Award to the extent that he or she was entitled to exercise it at the date of such termination; provided, however, if a Participant's employment is terminated for deliberate, willful or gross misconduct, as determined by the Board of Directors, all rights under the Award shall expire upon receipt of the notice of such termination. The transfer of an Employee from the employ of the Company to a Subsidiary, or vice versa, or from one Subsidiary to another Subsidiary, shall not be deemed a termination of employment for purposes of the Plan.

         Section 8.02. Retirement or Disability. Unless the Committee provides otherwise in the Award Agreement, if a Participant's employment with the Company or any Subsidiary, or his or her service as a Subsidiary Director or Advisory Director, terminates due to Retirement or Disability, the Participant (or his or her legal representative if he or she becomes incapacitated) may, on or after the date of such termination but in no event later than the expiration date of the Award, exercise in full each Award granted to the Participant prior to such termination, whether or not the Participant would otherwise have been entitled to exercise the Award at such date. However, if the Award being exercised under this Section is an Incentive Stock Option, it may be exercised as such only during (i) the three (3) month period immediately following a termination due to Retirement, or (ii) during the one (1) year period immediately following a termination due to Disability (but in no event later than the expiration date of the Award). During the remainder of the exercise period, if any, the option may be exercised as a Non-Qualified Stock Option.

         Section 8.03. Death. Unless the Committee provides otherwise in the Award Agreement, if a Participant dies (whether prior to or after termination of employment or termination of service as a Subsidiary Director or Advisory Director), the Participant's estate, executor, administrator, personal representative or beneficiary may, within the one (1) year period immediately following the Participant's death but in no event later than the expiration date of the Award, exercise in full each Award granted to the Participant prior to his or her death, whether or not the Participant would otherwise have been entitled to exercise the Award at such date. If the Award being exercised under this Section is an Incentive Stock Option and the Participant dies prior to termination of employment or within three (3) months following such termination, the Award may continue to be exercised as an Incentive Stock Option during the entire one (1) year period immediately following the Participant's death (but in no event later than the expiration date of the Award).


                                   ARTICLE IX

                                CHANGE OF CONTROL

         Unless and to the extent the terms and conditions of a Change of Control agreement between the Company and a Participant provide otherwise, in the event of a Change of Control of the Company, (i) all Stock Options then outstanding will become fully exercisable as of the date of the Change of Control, and (ii) all restrictions and conditions applicable to Restricted Stock and other Stock Awards will be deemed to have been satisfied as of the date of the Change of Control. Any such determination by the Board of Directors that is made after the occurrence of a Change of Control will not be effective unless a majority of the Directors then in office were in office at the beginning of a period of twenty-four (24) consecutive months and the determination is approved by a majority of such Directors.


                                    ARTICLE X

                           AMENDMENT OF PLAN OR AWARDS

         Section 10.01. Amendment, Suspension or Termination of Plan. The Board of Directors may, from time to time, amend, suspend or terminate this Plan at any time, and, in accordance with such amendments, may thereupon change terms and conditions of any Awards not theretofore issued. Shareholder approval for any such amendment will be required only to the extent necessary to satisfy the rules of NASDAQ or any national exchange on which the Common Shares are listed, or to satisfy any applicable federal or state law or regulation.

         Section 10.02. Amendment of Outstanding Awards. The Committee may, in its discretion, amend the terms of any Award (other than a Director Option), prospectively or retroactively, but no such amendment may impair the rights of any Participant without his or her consent. Shareholder approval for any such amendment will be required only to the extent necessary to satisfy the rules of NASDAQ or any national exchange on which the Common Shares are listed, or to satisfy any applicable federal or state law or regulation. The Committee may, in whole or in part, waive any restrictions or conditions applicable to, or accelerate the vesting of, any Award (other than a Director Option).

                                   ARTICLE XI

                                  MISCELLANEOUS

         Section 11.01. Governing Law. The interpretation, validity and enforcement of this Plan will, to the extent not otherwise governed by the Code or the securities laws of the United States, be governed by the laws of the State of Indiana.

         Section 11.02. Rights of Employees. Nothing in this Plan will confer upon any Participant the right to continued employment by the Company or limit in any way the Company's right to terminate any Participant's employment at will.


                                   ARTICLE XII

                                   DEFINITIONS

         Section 12.01. Definitions. When capitalized in this Plan, unless the context otherwise requires:

                  (a) "Advisory Director" means an advisory director of the Company or any of its Subsidiaries, who is not an Employee or Director of the Company or any of its Subsidiaries.

                  (b) "Award" means a grant made to a Participant pursuant to
         Article V of this Plan.

                  (c) "Award Agreement" means a written instrument between the Company and a Participant evidencing an Award and prescribing the terms, conditions, and restrictions applicable to the Award.

                  (d) "Board of Directors" means the Board of Directors of the Company, as constituted at any time.

                  (e) "Change of Control" means the first to occur of the following events:

                           (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") other than the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange
                                    Act), directly or indirectly, of securities of the Company or First Merchants Bank, National Association (the "Bank") representing twenty-five percent (25%) or more of the combined voting power of the Company's or Bank's then outstanding securities;

                           (ii) persons constituting a majority of the Board of Directors of the Company or the Bank were not directors of the Company or the Bank for at least the twenty-four (24) months preceding months;

                           (iii) the shareholders of the Company or the Bank approve a merger or consolidation of the Company or the Bank with any other company, other than (1) a merger or consolidation which would result in the voting securities of the Company or the Bank outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Company or the Bank or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Company's or the Bank's then outstanding securities; or

                           (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or the Bank or an agreement for the sale or disposition by the Company or the Bank of all or substantially all of the Company's assets.

                  (f) "Code" means the Internal Revenue Code of 1986, as amended.

                  (g) "Committee" means the Compensation and Human Resources Committee of the Board of Directors, consisting of two or more Non-Employee Directors who are "non-employee directors" as defined in paragraph (b)(3) of Rule 16b-3.

                  (h) "Common Share" means a share of common stock of First Merchants Corporation.

                  (i) "Common Shares Outstanding" means the total number of Common Shares outstanding as reflected in the Company's financial statements as of the most recent fiscal year-end.

                  (j)  "Company" means First Merchants Corporation.

                  (k)  "Director" means a director of the Company.

                  (l) "Director Option" means a right to purchase Common Shares granted to a Non-Employee Director pursuant to Article VI.

                  (m) "Disabled" or "Disability" means a permanent disability as defined in the applicable long-term disability plan of the Company; except that "Disabled" or "Disability" with respect to Director Options or Awards made to Subsidiary Directors or Advisory Directors shall mean total and permanent disability as defined in Section 22(e)(3) of the Code.

                  (n) "Employee" means any individual employed by the Company or any of its Subsidiaries, including officers and Employees who are members of the Board of Directors of the Company or any of its Subsidiaries.

                  (o) "Fair Market Value" of a Common Share means the value of the share on a particular date, determined as follows:

                  (i) if the stock is not listed on such date on any national securities exchange, the average between the highest "bid" and lowest "offered" quotations of a share on such date (or, if none, on the most recent date on which there were bid and offered quotations of a share), as reported by NASDAQ, or other similar service selected by the Committee;

                  (ii) if the stock is listed on such date on one (1) or more national securities exchanges, the last reported sale price of a share on such date as recorded on the composite tape system, or, if such system does not cover the stock, the last reported sale price of a share on such date on the principal national securities exchange on which the stock is listed, or, if no sale of the stock took place on such date, the last reported sale price of a share on the most recent day on which a sale of a share took place as recorded by such system or on such exchange, as the case may be; or

                  (iii) if the stock is neither listed on such date on a national securities exchange nor traded in the over-the-counter market, the fair market value of a share on such date as determined in good faith by the Committee, on a basis consistent with regulations under the Code.

                  (p) "Incentive Stock Options" means stock options issued to Employees which qualify under and meet the requirements of Section 422 of the Code.

                  (q) "Non-Employee Director" means any Director of the Company who is not an Employee of the Company or any of its Subsidiaries.

                  (r) "Non-Qualified Stock Options" means stock options which do not qualify under or meet the requirements of Section 422 of the Code.

                  (s) "Participant" means any person to whom an Award has been granted under this Plan.

                  (t) "Plan" means this First Merchants Corporation 1999 Long-Term Equity Incentive Plan authorized by the Board of Directors at its meeting held on February 9, 1999, as such Plan from time to time may be amended as herein provided.

                  (u) "Restricted Stock" means an Award of Common Shares that are nontransferable and are subject to a substantial risk of forfeiture.

                  (v) "Retirement", in the case of an Employee, means the termination of all employment with the Company and its Subsidiaries for any reason other than death or Disability after the day on which the Employee has attained age 55.

                  (w) "Rule 16b-3" means Rule 16b-3 of the Securities and Exchange Commission, under the Securities Exchange Age of 1934, as amended.

                  (x) "Stock Options" means the Incentive Stock Options and the Non-Qualified Stock Options issued pursuant to the Plan.

                  (y) "Subsidiary" means a corporation or other form of business association of which shares (or other ownership interests) having fifty percent (50%) or more of the voting power are, or in the future become, owned or controlled, directly or indirectly, by the Company.

                  (z) "Subsidiary Director" means a director of a Subsidiary of the Company, who is not a Director of the Company or an Employee of the Company or any of its Subsidiaries.

As amended, August 14, 2001

                                   EXHIBIT-13
               2002 ANNUAL REPORT TO STOCKHOLDERS-FINANCIAL REVIEW

EXHIBIT 13--2002 ANNUAL REPORT TO STOCKHOLDERS - FINANCIAL REVIEW

================================================================================

Financial Review

================================================================================

FIVE-YEAR SUMMARY OF
SELECTED FINANCIAL DATA                                                     2


MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               3


INDEPENDENT ACCOUNTANTS' REPORT                                            18


CONSOLIDATED
FINANCIAL STATEMENTS                                                       19


NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS                                                       23


STOCKHOLDER INFORMATION                                                    52

================================================================================

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

===================================================================================================================================

(in thousands, except share data)                               2002            2001           2000           1999           1998
===================================================================================================================================
Operations (4)
Net Interest Income
     Fully Taxable Equivalent (FTE) Basis ...............    $   96,599     $   66,806     $   58,619     $   56,513     $   52,463
Less Tax Equivalent Adjustment ..........................         3,676          2,445          2,637          2,948          2,767
                                                             ----------     ----------     ----------     ----------     ----------
Net Interest Income .....................................        92,923         64,361         55,982         53,565         49,696
Provision for Loan Losses ...............................         7,174          3,576          2,625          2,241          2,372
                                                             ----------     ----------     ----------     ----------     ----------
Net Interest Income
     After Provision for Loan Losses ....................        85,749         60,785         53,357         51,324         47,324
Total Other Income ......................................        27,077         18,543         16,634         14,573         12,880
Total Other Expenses ....................................        71,009         45,195         40,083         36,710         32,741
                                                             ----------     ----------     ----------     ----------     ----------
     Income Before Income Tax Expense ...................        41,817         34,133         29,908         29,187         27,463
Income Tax Expense ......................................        13,981         11,924          9,968         10,099          9,556
                                                             ----------     ----------     ----------     ----------     ----------
Net Income ..............................................    $   27,836     $   22,209     $   19,940     $   19,088     $   17,907
                                                             ==========     ==========     ==========     ==========     ==========

Per share data (1)(4)
Basic Net Income ........................................    $     1.79     $     1.71     $     1.59     $     1.44     $     1.36
Diluted Net Income ......................................          1.77           1.69           1.58           1.43           1.34
Cash Dividends Paid (2) .................................           .90            .88            .82            .76            .70
December 31 Book Value ..................................         16.00          13.46          12.19          10.48          11.66
December 31 Market Value (Bid Price) ....................         22.75          22.87          20.52          23.18          23.58

Average balances (4)
Total Assets ............................................    $2,406,251     $1,689,694     $1,532,691     $1,397,230     $1,254,223
Total Loans .............................................     1,842,429      1,270,555      1,104,013        935,716        870,317
Total Deposits ..........................................     1,857,053      1,331,631      1,209,015      1,073,074      1,016,629
Securities Sold Under Repurchase Agreements
     (long-term portion) ................................        66,535         44,394         53,309         56,181         34,900
Total Federal Home Loan Bank Advances ...................       155,387        103,941         80,008         57,062         30,742
Total Trust Preferred Securities ........................        37,379
Total Stockholders' Equity ..............................       237,575        166,232        141,446        149,727        148,052

Year-end balances (4)
Total Assets ............................................    $2,678,687     $1,787,035     $1,621,063     $1,474,048     $1,362,527
Total Loans .............................................     2,025,922      1,359,893      1,175,586        998,956        891,132
Total Deposits ..........................................     2,036,688      1,421,251      1,288,299      1,147,203      1,085,952
Securities Sold Under Repurchase Agreements
      (long-term portion) ...............................        23,632         32,500         32,500         35,000         28,000
Total Federal Home Loan Bank Advances ...................       184,677        103,499         93,182         73,514         47,068
Total Trust Preferred Securities ........................        53,188
Total Stockholders' Equity ..............................       261,129        179,128        156,063        126,296        153,891

Financial ratios (4)
Return on Average Assets ................................          1.16%          1.31%          1.30%          1.37%          1.43%
Return on Average Stockholders' Equity ..................         11.72          13.36          14.10          12.75          12.09
Average Earning Assets to Total Assets ..................         91.38          93.29          94.85          94.77          94.80
Allowance for Loan Losses as % of Total Loans ...........          1.11           1.11           1.06           1.01           1.03
Dividend Payout Ratio ...................................         50.85          52.07          51.90          53.15          52.24
Average Stockholders' Equity to Average Assets ..........          9.87           9.84           9.23          10.72          11.80
Tax Equivalent Yield on Earning Assets (3) ..............          6.83           7.80           8.19           7.81           8.15
Cost of Supporting Liabilities ..........................          2.44           3.56           4.16           3.54           3.74
Net Interest Margin on Earning Assets ...................          4.39           4.24           4.03           4.27           4.41

(1)   Restated for all stock dividends and stock splits.

(2) Dividends per share is for First Merchants Corporation only, not restated for pooling transactions.

(3) Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(4) Business combinations that affect the comparability of this information are discussed in Note 2 to the consolidated financial statements.

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

The Corporation's financial data has been restated for all mergers accounted for as pooling of interests.

FORWARD-LOOKING STATEMENTS

      The Corporation from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, such as Form 10-K and Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "estimate," "project," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include:

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

CRITICAL ACCOUNTING POLICIES

      Certain policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgements, some of which relate to matters that are inherently uncertain. Management believes that its critical accounting policies are those that involve the determination of the allowance for loan losses ("ALL").

      The ALL is a significant estimate that can and does change based on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. The ALL is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The ALL is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation's methodology for assessing the appropriateness of the ALL consists of three key elements - the determination of the appropriate reserves for specifically identified loans, historical losses, and environmental or qualitative factors.

      Specific allowances are established in those instances where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred. The loans that are reviewed for specific allowances are generally those internally classified as substandard, doubtful or loss, including nonaccrual loans, loans in the process of foreclosure and certain loans past due 90 days or more and still accruing interest. Additionally, management also specifically reviews any other loan with a significant loss exposure.

      The Corporation's five-year average historical loss experience is used to estimate an appropriate allowance for those loans not individually reviewed. The historical loss experience is determined for each type of loan in the portfolio.

      There are certain inherent risks in the Corporation's loan portfolio; accordingly, the Corporation includes certain environmental or qualitative factors in its determination of the adequacy of the allowance for loan losses. These factors include national and local economic conditions that could have an impact of the credit quality of the loan portfolio, lending policies and procedures, portfolio size and composition, delinquency and non-performing loan trends, lending management and staff, loan review systems and procedures, concentration of credit, among other factors. The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific credits.

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

RESULTS OF OPERATIONS

      Net income for the year 2002 reached $27,836,000, up from $22,209,000 in 2001. The $5,627,000 increase is attributable to several factors, including the April 1, 2002 acquisition of Lafayette Bank and Trust Company ("Lafayette"), improved net interest margin and the elimination of goodwill amortization. However, these factors were mitigated by increased provision for loan losses and increased other expenses. These factors and others are discussed within the respective sections of Management's Discussion & Analysis of Financial Condition and Results of Operations. Diluted earnings per share totaled $1.77, a 4.7% increase over $1.69 reported for 2001. In 2002, First Merchants Corporation ("Corporation") recorded the twenty-seventh consecutive year of improvement in net income on both an aggregate and per share basis.

      Net income for the year 2001 reached $22,209,000 up from $19,940,000 in 2000. The $2,269,000 increase is attributable to several factors, including the July 1, 2001 acquisition of Frances Slocum Bank and Trust Company and improved net interest margin; however, these factors were mitigated by increased other expenses. These factors and others are discussed within the respective sections of Management's Discussion & Analysis of Financial Condition and Results of Operations. Diluted earnings per share totaled $1.69, a 7.0% increase over $1.58 reported for 2000.

      Return on equity was 11.72 percent in 2002, as compared to the 2001 and 2000 figures of 13.36 percent and 14.10 percent.

      Return on assets was 1.16 percent in 2002, 1.31 percent in 2001 and 1.30 percent in 2000.

      The declines in return on equity and return on assets during 2002 are primarily due to increased provision for loan losses, which is discussed in the Asset Quality/Provision for Loan Losses section of Management's Discussion & Analysis of Financial Condition and Results of Operations.

CAPITAL

      The Corporation's capital strength continues to exceed regulatory minimums and management believes that its capital levels continue to be a distinct advantage in the competitive environment in which the Corporation operates.

      Tier I capital consists primarily of common stockholders' equity and trust preferred securities, less nonqualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was
7.92 percent and 8.7 percent at December 31, 2002 and 2001, respectively. In addition, at December 31, 2002, the Corporation had a Tier I risk-based capital ratio of 10.06 percent and total risk-based capital ratio of 11.17 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

CAPITAL  continued

The Corporation has an employee stock purchase plan and an employee stock option plan. Activity under these plans is described in Note 16 to the Consolidated Financial Statements. The transactions under these plans have not had a material effect on the Corporation's capital position.

ASSET QUALITY/PROVISION FOR LOAN LOSSES

      Asset quality has been a major factor in the Corporation's ability to generate consistent profit improvement. The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review provided by an outside accounting firm. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See Critical Accounting Policies)

      At December 31, 2002, non-performing loans totaled $23,318,000, an increase of $8,652,000, as noted in the table on the following page. This increase was primarily due to the addition of $8,122,000 in non-accrual loans and past due 90 days or more other than non-accruing loans related to the acquisition of Lafayette and the general downturn in the economy.

      At December 31, 2002, impaired loans totaled $44,351,000, an increase of $23,190,000 from year end 2001. The increase was attributable to the addition of impaired loans totaling $14,677,000, related to the acquisition of Lafayette and several borrowers whose loans are considered impaired at December 31, 2002, but were not impaired at December 31, 2001. At December 31, 2002, an allowance for losses was not deemed necessary for impaired loans totaling $27,450,000, but an allowance of $7,299,000 was recorded for the remaining balance of impaired loans of $16,901,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2002 was $49,663,000.

      At December 31, 2002, the allowance for loan losses was $22,417,000, an increase of $7,276,000 from year end 2001. As a percent of loans, the allowance was 1.11 percent at both December 31, 2002 and 2001.

      The provision for loan losses in 2002 was $7,174,000, an increase of $3,598,000 from $3,576,000 in 2001. The Corporation's adequacy of the allowance for loan losses reflects increased non-performing loans, increased specific reserves and increased impaired loans, resulting in increased provision expense. Of the $3.6 million increase, approximately $900,000 is attributable to the provision for loan losses for Lafayette subsequent to its acquisition, with the remaining based on the regular ongoing evaluation of the loan portfolios of the Corporation's bank subsidiaries. Current non-performing and impaired loan balances indicate that some decline in loan asset quality has occurred, which management believes is a result of current economic conditions.

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

(dollars in thousands)                                         December 31,
--------------------------------------------------------------------------------
                                                           2002            2001
================================================================================

Non-accrual loans ..............................         $14,134         $ 6,327

Loans contractually
   past due 90 days or more
   other than non-accruing .....................           6,676           4,828

Restructured loans .............................           2,508           3,511
                                                         -------         -------

   Total .......................................         $23,318         $14,666
                                                         =======         =======

The table below presents loan loss experience for the years indicated.

(Dollars in Thousands)                                                                2002                2001                2000
===================================================================================================================================
Allowance for loan losses:
    Balance at January 1 ...............................................            $15,141             $12,454             $10,128
                                                                                    -------             -------             -------
    Chargeoffs .........................................................              8,113               3,547               2,291
    Recoveries .........................................................              1,313                 573                 579
                                                                                    -------             -------             -------
    Net chargeoffs .....................................................              6,800               2,974               1,712
    Provision for loan losses ..........................................              7,174               3,576               2,625
    Allowance acquired in acquisitions..................................              6,902               2,085               1,413
                                                                                    -------             -------             -------
    Balance at December 31 .............................................            $22,417             $15,141             $12,454
                                                                                    =======             =======             =======
   Ratio of net chargeoffs during the period to
     average loans outstanding during the period .......................               .37%                .23%                .16%

LIQUIDITY

      Liquidity management is the process by which the Corporation ensures that adequate liquid funds are available for the Corporation and its subsidiaries. These funds are necessary in order for the Corporation and its subsidiaries to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to shareholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by the asset/liability committees at each subsidiary and by the Corporation's asset/liability committee.

      The liquidity of the Corporation is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations as explained in Note 14 to the consolidated financial statements, and access to other funding sources. Liquidity of the Corporation's bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") as a funding source. At December 31, 2002, total borrowings from the FHLB were $184,677,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2002, was $221,204,000. The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

LIQUIDITY  continued

$332,925,000 at December 31, 2002, an increase of $101,257,000 or 43.7% over
2001. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,286,000 at December 31, 2002. In addition, other types of assets-such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year-are sources of liquidity.

      In the normal course of business, the Corporation is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation's consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

     The Corporation provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2002 are as follows:

                                                                 At December 31,
(Dollars in thousands)                                                2002
================================================================================

Amounts of commitments:
Loan commitments to extend credit ............................... $  312,146
Standby letters of credit .......................................     18,124
                                                                  ----------
                                                                  $  330,270
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at December 31, 2002 are as follows:

                                2002       2003       2004       2005       2006      2007       Total
(Dollars in thousands)                                                             and after
=======================================================================================================
Operating leases .........   $    967   $    795   $    533   $    567   $    345   $    323   $  3,530
Trust preferred securities     53,188     53,188
Long-term debt ...........     81,588     32,382     27,750     20,403     10,495    101,653    274,271
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $ 82,555   $ 33,177   $ 28,283   $ 20,970   $ 10,840   $155,164   $330,989
                             ========   ========   ========   ========   ========   ========   ========

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

      Asset/Liability Management has been an important factor in the Corporation's ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor the Corporation's liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings. Decisions regarding investment and the pricing of loan

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK   continued

and deposit products are made after analysis of reports designed to measure( liquidity, rate sensitivity, the Corporation's exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

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

      Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2002, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2002.

INTEREST RATE SENSITIVITY ANALYSIS

(dollars in thousands)                                                                At December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                1-180 DAYS   181-365 DAYS    1-5 YEARS    BEYOND 5 YEARS    TOTAL
===================================================================================================================================
Rate-Sensitive Assets:
   Federal funds sold and interest-bearing deposits ........   $   34,968                                               $   34,968
   Investment securities ...................................       27,765    $   12,136     $   85,429     $  216,732      342,062
   Loans ...................................................      850,254       195,160        661,945        318,563    2,025,922
   Federal Reserve and Federal Home Loan Bank stock ........       11,409                                                   11,409
                                                               ----------    ----------     ----------     ----------   ----------
        Total rate-sensitive assets ........................      924,396       207,296        747,374        535,295    2,414,361
                                                               ----------    ----------     ----------     ----------   ----------
Rate-Sensitive Liabilities:
   Interest-bearing deposits ...............................      723,470       494,076        494,077         52,937    1,764,560
   Securities sold under repurchase agreements .............       65,962                       23,632                      89,594
   Other short-term borrowings .............................       10,168                                                   10,168
   Federal Home Loan Bank advances .........................        7,807         7,819         67,398        101,653      184,677
   Trust preferred securities ..............................                                                   53,188       53,188
   Other borrowed funds ....................................       19,300                                                   19,300
                                                               ----------    ----------     ----------     ----------   ----------
        Total rate-sensitive liabilities ...................      826,707       501,895        585,107        207,778    2,121,487
                                                               ----------    ----------     ----------     ----------   ----------

Interest rate sensitivity gap by period ....................   $   97,689    $ (294,599)    $  162,267     $  327,517
Cumulative rate sensitivity gap ............................       97,689      (196,910)       (34,643)       292,874
Cumulative rate sensitivity gap ratio
   at December 31, 2002 ....................................        111.8%         85.2%          98.2%         113.8%
   at December 31, 2001 ....................................        135.4%         97.6%         109.7%         116.9%

The Corporation had a cumulative negative gap of $196,910,000 in the one-year horizon at December 31, 2002, just over 7.4 percent of total assets. Net interest income at financial institutions with negative gaps tends to increase when rates decrease and decrease as interest rates increase.

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

INTEREST RATE SENSITIVITY ANALYSIS   continued

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

      The comparative rising and falling scenarios for the period ended December 31, 2003 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended December 31, 2003 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                             200 Basis Points    (50) Basis Points
Federal Funds                     200                 (50)
One-Year T-Bill                   200                 (20)
Two-Year T-Bill                   200                 (59)
Interest Checking                 100                  --
MMIA Savings                      100                  --
First Flex                        100                 (25)
CD's                              200                 (53)
FHLB Advances                     200                 (66)

      Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at December 31, 2002. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING     FALLING
===============================================================================
Net Interest Income (dollars in thousands)  $105,138  $113,855   $ 98,793

Variance from base                                    $  8,717   $ (6,345)

Percent of change from base                               8.29%    (6.03)%

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

EARNING ASSETS

      Earning assets increased $767.4 million during 2002. The table below reflects the earning asset mix for the years 2002 and 2001 (at December 31).

      Loans grew by $666.0 million while investment securities increased by $101.7 million. The acquisition of Lafayette combined with increased loan demand resulted in a 49.0% increase in the Corporation's loan portfolio. In addition, the increase in investment securities was primarily a result of the acquisition of Lafayette.

EARNING ASSETS
(dollars in millions)                                            December 31,
================================================================================
                                                                2002       2001
                                                             --------   --------
     Federal funds sold and interest-bearing time deposits   $   35.0   $   38.2
     Securities available for sale .......................      332.9      231.7
     Securities held to maturity .........................        9.1        8.7
     Loans ...............................................    2,025.9    1,359.9
     Federal Reserve and Federal Home Loan Bank stock ....       11.4        8.4
                                                             --------   --------
         Total ...........................................   $2,414.3   $1,646.9
                                                             ========   ========

DEPOSITS AND BORROWINGS

      The table below reflects the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances, trust preferred securities and other borrowed funds) based on year-end levels at December 31, 2002 and 2001.

As of December 31
(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                         SECURITIES SOLD UNDER       OTHER SHORT-TERM      FEDERAL HOME LOAN      TRUST PREFERRED    OTHER BORROWED
             DEPOSITS    REPURCHASE AGREEMENTS          BORROWINGS           BANK ADVANCES          SECURITIES           FUNDS
===================================================================================================================================
2002         $2,036.7            $89.6                    $10.2                  $184.7               $53.2             $19.3
2001          1,421.3             45.6                     16.8                   103.5                                   8.5

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

NET INTEREST INCOME

      Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below reflects the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2002.

      In 2002, asset yields decreased 97 basis points (FTE) and interest cost decreased 112 basis points, resulting in a 15 basis point (FTE) increase in net interest income. The Corporation aggressively repriced deposits downward in relation to market interest rates in an effort to mitigate declining asset yields resulting from a 4.5% decrease in the prime rate in 2001 and an additional 75 basis point decline in 2002.

(dollars in thousands)
--------------------------------------------------------------------------------------------------------------
            INTEREST INCOME    INTEREST EXPENSE   NET INTEREST INCOME                      NET INTEREST INCOME
           (FTE) as a Percent    as a Percent      (FTE)as a Percent         AVERAGE              On a
               of Average         of Average          of Average             EARNING          Fully Taxable
             Earning Assets      Earning Assets      Earning Assets          ASSETS          Equivalent Basis
==============================================================================================================
  2002             6.83%             2.44%             4.39%             $2,198,943             $96,599
  2001             7.80              3.56              4.24               1,576,334              66,806
  2000             8.19              4.16              4.03               1,453,795              58,619

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

      Other income in 2002 amounted to $27,077,000 or 46.0 percent higher than in 2001. The increase of $8,534,000 is primarily attributable to the following factors:

1. Service charges on deposit accounts increased $3,601,000 or 62.9 percent due to increased number of accounts, price adjustments and approximately $3,105,000 of additional service charge income related to the April 1, 2002 acquisition of Lafayette.

2. Net realized gains on sales of available-for-sale securities totaled $739,000 in 2002, while net realized losses on sales of available-for-sale securities totaled $(200,000) during 2001.

3. Revenues from fiduciary activities increased $829,000 or 15.3 percent due primarily to additional fees received related to the acquisition of Lafayette.

4. The Corporation sold its purchase money order business in September of 2002, resulting in a net gain on sale of $514,000.

5. Abstract, title insurance and other related income increased $910,000 in 2002, related to the January 1, 2002 acquisition of Delaware County Abstract Company, Inc. and Beebe & Smith Title Insurance Company, Inc.

6. Gains on sale of mortgage loans included in other income increase by $481,000, or 39.1 percent, due to increased mortgage volume. In addition, decreasing mortgage loan rates caused an increase in refinancing volume, which facilitated an increase in loan sales activity.

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

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

OTHER EXPENSES

      Other expenses represent non-interest operating expenses of the Corporation. Other expenses in 2002 amounted to $71,009,000, an increase of 57.1 percent from the prior year, or $25,814,000.

The following factors account for most of the increase:


1. Salaries and benefit expense grew $14,439,000, or 58.4 percent, due to normal salary increases, staff additions and additional salary and benefit cost of $9,785,000 related to the April 1, 2002 acquisition of Lafayette.

2. Telephone expenses increased by $1,497,000 or 140.9%, due to additional telephone costs related to the acquisition of Lafayette. In addition, increased service contract charges related to greater usage of telephone lines, contributed to this increase.

3. Equipment expenses increased by $2,188,000 or 48.4%, primarily related to the April 1, 2002 acquisition of Lafayette.

4. Core deposit intangible amortization increased by $907,000, due to utilization of the purchase method of accounting for the Corporation related to the April 1, 2002 acquisition of Lafayette.

5. Data processing fees increased by $1,421,000, or 63.4 percent, primarily due to increases in processing expenses related to greater usage of debit/ATM cards by customers and increases in loans originated and processed during 2002.

6. Net occupancy expenses increased by $903,000 or 33.1%, primarily related to the April 1, 2002 acquisition of Lafayette.

      Other expenses amounted to $45,195,000 in 2001, an increase of 12.8 percent from the prior year, or $5,112,000.

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

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

INCOME TAXES

      The increase in 2002 tax expense of $2,057,000 is attributable primarily to the acquisition of Lafayette and an increase in pre-tax income of $5,627,000. The increase in 2001 tax expenses of $1,956,000 is attributable primarily to a $4,225,000 increase in net pre-tax income. In addition, the effective tax rates for the periods ending December 31, 2002, 2001 and 2000 were 33.4%, 34.9% and 33.3%, respectively. The 150 basis point decrease is primarily a result of increases in tax exempt interest income and reduced state taxes, resulting from the effect of state income apportionment.

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

================================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

      The Corporation adopted these new accounting rules on January 1, 2002. As a result, the Corporation will not amortize the goodwill it has recorded prior to June 30, 2001, but will make an annual assessment of any impairment in goodwill and, if necessary, recognize an impairment loss at that time. The Corporation had goodwill of $87,640,000 and $26,081,000 at December 31, 2002 and 2001, respectively. Had Statement No. 142 been applied retroactively, the reported 2001 and 2000 net income would have increased by $1,070,000 and $724,000, respectively. At December 31, 2002, no impairment loss was identified.

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

      SFAS No. 147 became effective October 1, 2002. This standard requires any intangible assets previously recorded under SFAS No. 72 to be included in the scope of SFAS No.s 141 and 142. This standard has no immediate impact on the financial position and results of operations of the Corporation, as the Corporation did not have any recorded unidentified intangible assets or goodwill that had continued to be amortized.

ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE-AN AMENDMENT OF FASB STATEMENT NO. 123

      In December 2002, the Financial Accounting Standards Board issued SFAS No.
148. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years ending after December 15, 2002. Adoption of this statement did not have a material effect on the Corporation's financial position or results of operations.

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

INDEPENDENT ACCOUNTANTS' REPORT

================================================================================

To the Stockholders and Board of Directors
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Merchants Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 7, the Corporation changed its method of accounting for goodwill in 2002.

                                             BKD, LLP

                                             Indianapolis, Indiana
                                             January 17, 2003

================================================================================

CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)                                                                            December 31,
===================================================================================================================================
                                                                                                    2002                   2001
Assets
   Cash and due from banks ..........................................................           $    87,638            $    68,743
   Federal funds sold ...............................................................                31,400                 34,285
                                                                                                -----------            -----------
   Cash and cash equivalents ........................................................               119,038                103,028
   Interest-bearing time deposits ...................................................                 3,568                  3,871
   Investment securities
      Available for sale ............................................................               332,925                231,668
      Held to maturity (fair value of $9,585 and $8,762) ............................                 9,137                  8,654
                                                                                                -----------            -----------
        Total investment securities .................................................               342,062                240,322
   Mortgage loans held for sale .....................................................                21,545                    307
   Loans, net of allowance for loan losses of $22,417 and $15,141....................             1,981,960              1,344,445
   Premises and equipment ...........................................................                38,645                 27,684
   Federal Reserve and Federal Home Loan Bank stock .................................                11,409                  8,350
   Interest receivable ..............................................................                17,346                 12,024
   Core deposit intangibles ............ ............................................                19,577                  6,096
   Goodwill..........................................................................                87,640                 26,081
   Cash surrender value of life insurance............................................                14,309                  6,470
   Other assets .....................................................................                21,588                  8,357
                                                                                                -----------            -----------
        Total assets ................................................................           $ 2,678,687            $ 1,787,035
                                                                                                ===========            ===========

Liabilities
   Deposits
     Noninterest-bearing ............................................................           $   272,128            $   186,987
     Interest-bearing ...............................................................             1,764,560              1,234,264
                                                                                                -----------            -----------
       Total deposits ...............................................................             2,036,688              1,421,251
   Borrowings .......................................................................               356,927                174,404
   Interest payable .................................................................                 6,019                  5,488
   Other liabilities ................................................................                17,924                  6,764
                                                                                                -----------            -----------
       Total liabilities ............................................................             2,417,558              1,607,907


COMMITMENTS AND CONTINGENT LIABILITIES


Stockholders' equity
   Preferred stock, no-par value
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value
      Authorized -- 50,000,000 shares
      Issued and outstanding -- 16,322,748 and 13,303,822 shares ....................                 2,040                  1,663
   Additional paid-in capital .......................................................               116,503                 50,563
   Retained earnings ................................................................               138,110                124,304
   Accumulated other comprehensive income ...........................................                 4,476                  2,598
                                                                                                -----------            -----------
        Total stockholders' equity ..................................................               261,129                179,128
                                                                                                -----------            -----------
        Total liabilities and stockholders' equity ..................................           $ 2,678,687            $ 1,787,035
                                                                                                ===========            ===========

See notes to consolidated financial statements.

================================================================================

CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)                                                                Year Ended December 31,
===================================================================================================================================
                                                                                       2002               2001               2000
Interest income
   Loans receivable
     Taxable .............................................................           $129,279           $103,123          $ 95,798
     Tax exempt ..........................................................                638                438               311
   Investment securities
     Taxable .............................................................              9,086             11,207            14,478
     Tax exempt ..........................................................              6,190              4,103             4,587
   Federal funds sold ....................................................                557                899               666
   Deposits with financial institutions ..................................                197                106               103
   Federal Reserve and Federal Home Loan Bank stock ......................                735                559               585
                                                                                     --------           --------          --------
       Total interest income .............................................            146,682            120,435           116,528
                                                                                     --------           --------          --------
Interest expense
   Deposits ..............................................................             39,700             45,856            49,607
   Securities sold under repurchase agreements ...........................              2,060              3,208             4,263
   Federal Home Loan Bank advances .......................................              8,166              6,556             5,315
   Trust preferred securities ............................................              3,324
   Other borrowings ......................................................                509                454             1,361
                                                                                     --------           --------          --------
        Total interest expense ...........................................             53,759             56,074            60,546
                                                                                     --------           --------          --------
Net interest income ......................................................             92,923             64,361            55,982
   Provision for loan losses .............................................              7,174              3,576             2,625
                                                                                     --------           --------          --------

Net interest income
after provision for loan losses ..........................................             85,749             60,785            53,357
                                                                                     --------           --------          --------
Other income
   Fiduciary activities ..................................................              6,258              5,429             4,972
   Service charges on deposit accounts ...................................              9,330              5,729             4,776
   Other customer fees ...................................................              3,918              3,166             3,519
   Net realized gains (losses) on
     sales of available-for-sale securities ..............................                739               (200)             (107)
   Commission income .....................................................              2,203              1,945             1,950
   Other income ..........................................................              4,629              2,474             1,524
                                                                                     --------           --------          --------
        Total other income ...............................................             27,077             18,543            16,634
                                                                                     --------           --------          --------

Other expenses
   Salaries and employee benefits ........................................             39,150             24,711            21,418
   Net occupancy expenses ................................................              3,632              2,729             2,471
   Equipment expenses ....................................................              6,709              4,521             4,299
   Marketing expenses.....................................................              1,495              1,072             1,010
   Outside data processing fees ..........................................              3,664              2,243             1,736
   Printing and office supplies ..........................................              1,597              1,143             1,144
   Goodwill and core deposit amortization.................................              2,589              1,682               896
   Other expenses ........................................................             12,173              7,094             7,109
                                                                                     --------           --------          --------
        Total other expenses .............................................             71,009             45,195            40,083
                                                                                     --------           --------          --------

Income before income tax .................................................             41,817             34,133            29,908
   Income tax expense ....................................................             13,981             11,924             9,968
                                                                                     --------           --------          --------
Net income ...............................................................           $ 27,836           $ 22,209          $ 19,940
                                                                                     ========           ========          ========

Net income per share:
   Basic .................................................................           $   1.79           $   1.71          $   1.59
   Diluted ...............................................................               1.77               1.69              1.58

See notes to consolidated financial statements.

================================================================================

CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,
 (in thousands)                                                                                2002           2001            2000
===================================================================================================================================
Net income ............................................................................     $ 27,836       $ 22,209       $ 19,940
                                                                                             --------       --------       --------
Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
     Unrealized holding gains arising during the period,
     net of income tax expense of $2,426, $1,848, $2,610................ ..............        3,639          2,775          3,831
     Less: Reclassification adjustment for gains (losses) included in net income,
       net of income tax (expense) benefit of $(296), $80, $43 ........................          443           (120)           (64)
  Unrealized loss on pension minimum funding liability:
     Unrealized loss arising during the period,
     net of income tax benefit of $879 ................................................       (1,318)
                                                                                            --------       --------       --------
                                                                                               1,878          2,895          3,895
                                                                                            --------       --------       --------
  COMPREHENSIVE INCOME                                                                      $ 29,714       $ 25,104       $ 23,835
                                                                                            ========       ========       ========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        COMMON STOCK
                                                   -----------------------    ADDITIONAL    RETAINED   ACCUMULATED OTHER
                                                      SHARES       AMOUNT   PAID-IN CAPITAL EARNINGS     COMPREHENSIVE       TOTAL
                                                                                                         INCOME (LOSS)
                                                   -----------    --------  --------------  --------- --------------------  -------
Balances, January 1, 2000 .....................    10,936,617    $  1,367      $ 25,481    $ 103,640      $  (4,192)     $ 126,296
  Net income for 2000..........................                                               19,940                        19,940
  Cash dividends ($ .82 per share) ............                                              (10,331)                      (10,331)
  Other comprehensive income, net of tax ......                                                               3,895          3,895
  Stock issued under employee benefit plans ...        26,778           3           478                                        481
  Stock issued under dividend reinvestment
     and stock purchase plan ..................        35,611           5           806                                        811
  Stock options exercised .....................        33,906           4           506                                        510
  Stock redeemed ..............................      (292,000)        (37)       (6,670)          (5)                       (6,712)
  Issuance of stock related to acquisition.....       870,957         109        21,068                                     21,177
  Cash paid in lieu of fractional shares.......          (137)                       (4)                                        (4)
                                                  -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2000   .................    11,611,732       1,451        41,665      113,244           (297)       156,063
  Net income for 2001..........................                                               22,209                        22,209
  Cash dividends ($.88 per share)..............                                              (11,127)                      (11,127)
  Other comprehensive income, net of tax ......                                                               2,895          2,895
  Stock issued under employee benefit plans ...        28,466           4           500                                        504
  Stock issued under dividend reinvestment
     and stock purchase plan ..................        35,348           4           799                                        803
  Stock options exercised .....................        19,627           2           223                                        225
  Stock redeemed ..............................      (306,966)        (38)       (6,985)                                    (7,023)
  Issuance of stock related to acquisition.....       677,972          85        14,516                                     14,601
  Five percent (5%) stock dividend.............       604,128          76           (76)
  Cash paid in lieu of fractional shares.......                                                 (22)                           (22)
                                                  -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2001                        12,670,307       1,584        50,642      124,304          2,598        179,128
  Net income for 2002..........................                                               27,836                        27,836
  Cash dividends ($.90 per share)..............                                              (13,995)                      (13,995)
  Other comprehensive income, net of tax ......                                                               1,878          1,878
  Stock issued under employee benefit plans ...        35,613           4           654                                        658
  Stock issued under dividend reinvestment
     and stock purchase plan ..................        28,487           5           946                                        951
  Stock options exercised .....................        49,689           6           488                                        494
  Stock redeemed ..............................      (148,405)        (20)       (4,313)                                    (4,333)
  Issuance of stock related to acquisitions....     2,912,869         364        68,183                                     68,547
  Five percent (5%) stock dividend.............       774,188          97           (97)
  Cash paid in lieu of fractional shares.......                                                 (35)                           (35)
                                                  -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2002                        16,322,748    $  2,040      $116,503    $ 138,110      $   4,476      $ 261,129
                                                  ===========    ========      ========    =========      =========      =========

See notes to consolidated financial statements.

================================================================================
CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS

===================================================================================================================================
                                                                                                 Year Ended December 31,
(in thousands, except share data)                                                   2002               2001               2000
===================================================================================================================================
Operating activities:
   Net income .........................................................         $  27,836          $  22,209          $  19,940
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses ........................................             7,174              3,576              2,625
     Depreciation .....................................................             4,273              2,984              3,198
     Amortization of goodwill and intangibles .........................             2,444              1,682                896
     Deferred income tax ..............................................              (503)               616               (767)
     Securities amortization, net .....................................               573                  8                 72
     Securities losses (gains), net ...................................              (739)               200                107
     Loss (gain) on sale of premises and equipment ....................                (7)                 2               (105)
     Mortgage loans originated for sale ...............................          (140,584)           (22,705)            (2,111)
     Proceeds from sales of mortgage loans ............................           126,905             22,398              2,172
     Net change in
         Interest receivable ..........................................               763              2,514               (825)
         Interest payable .............................................            (1,318)            (1,727)             1,479
     Other adjustments ................................................            (9,122)              (545)             3,104
                                                                                ---------          ---------          ---------
         Net cash provided by operating activities ....................            17,695             31,212             29,785
                                                                                ---------          ---------          ---------

Investing activities:
   Net change in interest-bearing deposits ............................            10,729             (2,988)             1,330
   Purchases of
     Securities available for sale ....................................          (182,511)           (34,500)           (11,437)
     Securities held to maturity ......................................
   Proceeds from maturities of
     Securities available for sale ....................................           164,273            108,692             49,975
     Securities held to maturity ......................................             4,307              3,612              5,617
   Proceeds from sales of
     Securities available for sale ....................................            21,363                770             14,654
   Net change in loans ................................................          (100,650)           (50,384)           (87,658)
   Purchase of Federal Home Loan Bank stock ...........................              (715)              (592)              (712)
   Purchases of premises and equipment ................................            (4,854)            (2,438)            (4,409)
   Proceeds from sale of fixed assets .................................                75                 37                449
   Net cash received (paid) in acquisition.............................           (12,532)             5,261
   Other investing activities .........................................                                                     280
                                                                                ---------          ---------          ---------
         Net cash provided (used) by investing activities .............          (100,515)            27,470            (31,911)
                                                                                ---------          ---------          ---------

Financing activities:
   Net change in
     Demand and savings deposits ......................................            34,818             55,640                772
     Certificates of deposit and other time deposits ..................           (26,662)           (72,940)            33,268
     Repurchase agreements and other borrowings .......................             7,893                506            (51,385)
   Federal Home Loan Bank advances ....................................            77,900             60,930            199,396
   Repayment of Federal Home Loan Bank advances .......................           (32,047)           (50,613)          (181,510)
   Trust preferred securities..........................................            53,188
   Cash dividends .....................................................           (13,995)           (11,127)           (10,331)
   Stock issued under employee benefit plans ..........................               658                504                481
   Stock issued under dividend reinvestment
     and stock purchase plan ..........................................               951                803                811
   Stock options exercised ............................................               494                225                510
   Stock redeemed .....................................................            (4,333)            (7,023)            (6,712)
   Cash paid in lieu of issuing fractional shares .....................               (35)               (22)                (4)
                                                                                ---------          ---------          ---------
         Net cash provided (used) by financing activities .............            98,830            (23,117)           (14,704)
                                                                                ---------          ---------          ---------
Net change in cash and cash equivalents ...............................            16,010             35,565            (16,830)
Cash and cash equivalents, beginning of year ..........................           103,028             67,463             84,293
                                                                                ---------          ---------          ---------
Cash and cash equivalents, end of year ................................         $ 119,038          $ 103,028          $  67,463
                                                                                =========          =========          =========
Additional cash flows information:
   Interest paid .......................................................         $  53,228          $  56,921          $  58,810
   Income tax paid .....................................................            14,313             12,440              9,544


See notes to consolidated financial statements.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting and reporting policies of First Merchants Corporation ("Corporation"), and its wholly owned subsidiaries, First Merchants Bank, N.A. ("First Merchants"), Madison Community Bank ("Madison"), First United Bank ("First United"), The Randolph County Bank ("Randolph County"), Union County National Bank ("Union National"), First National Bank ("First National"), Decatur Bank and Trust Company ("Decatur"), Frances Slocum Bank & Trust Company ("Frances Slocum"), and Lafayette Bank and Trust Company ("Lafayette"), (collectively the "Banks"), First Merchants Insurance Services, Inc. ("FMIS"), First Merchants Reinsurance Company ("FMRC"), Indiana Title Insurance Company ("ITIC"), First Merchants Capital Trust I ("FMC Trust I"), First Merchants Capital Trust II ("FMC Trust II"), and First Merchants Capital Trust III ("FMC Trust III"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

      The Corporation is a financial holding company whose principal activity is the ownership and management of the Banks and operates in a single significant business segment. First Merchants, Union National and First National operate under national bank charters and provide full banking services, including trust services. As national banks, First Merchants, First National and Union National are subject to the regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC"). Madison, First United, Randolph County, Decatur, Frances Slocum and Lafayette operate under state bank charters and provide full banking services, including trust services. As state banks, Madison, First United, Randolph County, Decatur, Frances Slocum and Lafayette are subject to the regulation of the Department of Financial Institutions, State of Indiana, and the FDIC.

      The Banks generate commercial, mortgage, and consumer loans and receive deposits from customers located primarily in north-central and east-central Indiana and Butler County, Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets and business assets. Although the Banks have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the automotive and agricultural industries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

ALLOWANCE FOR LOAN LOSSES is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation's methodology for assessing the appropriateness of the allowance consists of three key elements - the determination of the appropriate reserves for specifically identified loans, historical losses, and environmental or qualitative factors.

Specific allowances are established in those instances where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred. The loans that are reviewed for specific allowances are generally those internally classified as substandard, doubtful or loss, including nonaccrual loans, loans in the process of foreclosure and certain loans past due 90 days or more and still accruing interest. Additionally, management also specifically reviews any other loan with a significant loss exposure.

The Corporation's five-year average historical loss experience is used to estimate an appropriate allowance for those loans not individually reviewed. The historical loss experience is determined for each type of loan in the portfolio.

There are certain inherent risks in the Corporation's loan portfolio; accordingly, the Corporation includes certain environmental or qualitative factors in its determination of the adequacy of the allowance for loan losses. These factors include national and local economic conditions that could have an impact of the credit quality of the loan portfolio, lending policies and procedures, portfolio size and composition, delinquency and non-performing loan trends, lending management and staff, loan review systems and procedures, concentration of credit, among other factors. The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific credits.

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

INTANGIBLE ASSETS that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over periods ranging from 7 to 25 years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

GOODWILL is maintained by applying the provisions of SFAS No. 142, which was adopted by the Corporation on January 1, 2002. Goodwill is reviewed for impairment annually in accordance with this statement with any loss recognized through the income statement, at that time.

INCOME TAX in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries.

STOCK OPTIONS are granted for a fixed number of shares to employees. At December 31, 2002, the Corporation has stock-based employee compensation plans, which are described more fully in Note 16. The Corporation's stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. APB No. 25 requires compensation expense for stock options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of the grant. Accordingly, the Corporation recognized compensation expense of $23,000 in 2002, 2001 and 2000, related to specific grants in which the market price exceeded the exercise price. For all remaining grants, no stock-based employee compensation cost is reflected in net income, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                         Year Ended December 31
                                                                     2002         2001          2000
                                                                --------------------------------------
Net income, as reported .....................................   $   27,836    $   22,209    $   19,940
Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................       (1,006)         (498)         (125)
                                                                ----------    ----------    ----------
Pro forma net income ........................................   $   26,830    $   21,711    $   19,815
                                                                ==========    ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $     1.79    $     1.71    $     1.59
   Basic - pro forma ........................................         1.72          1.67          1.58
   Diluted - as reported ....................................         1.77          1.69          1.58
   Diluted - pro forma ......................................         1.71          1.66          1.57

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year and have been restated to give effect to a five percent (5%) stock dividend on its shares of outstanding common stock distributed to stockholders on September 13, 2002.

NOTE 2

BUSINESS COMBINATIONS

      Effective September 6, 2002, the Corporation acquired Stephenson Insurance Service, Inc., which was merged into FMIS, a wholly-owned subsidiary of the Corporation. The Corporation issued 36,276 shares of its common stock at a cost of $27.47 per share to complete the transaction. This acquisition was deemed to be an immaterial acquisition.

      On August 28, 2002, the Corporation signed a definitive agreement to acquire CNBC Bancorp ("CNBC"), Columbus, Ohio. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Corporation will exchange 1.01 shares of the Corporation's common stock or $29.57 in cash for each of the outstanding shares of CNBC. However, no more than $24,562,000 aggregate cash may be paid in the merger, and there may be allocations of stock to certain shareholders if this threshold is exceeded. The transaction is subject to approval by stockholders of CNBC, and appropriate regulatory agencies. The Corporation anticipates amortizing core deposit intangibles over ten years. As of December 31, 2002 CNBC had total assets and shareholders' equity of $331,741,000 and $24,265,000 respectively. To fund a portion of the cash consideration payable to the stockholders of CNBC, the Corporation will establish a wholly owned trust subsidiary that will issue and sell up to $25,000,000 in trust preferred securities of the Corporation. The preferred securities will have a 30 year maturity and a coupon rate based upon three-month LIBOR, plus 325 basis points, but LIBOR

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 2

BUSINESS COMBINATIONS  continued

shall not exceed 8.75% prior to the fifth anniversary of the closing date. The proceeds from the sale of the preferred securities will be loaned to the Corporation by the trust subsidiary in exchange for subordinated debentures with terms that are similar to the preferred securities and will be recorded as debt in the Corporation's consolidated financial statements. The subordinated debentures will be the sole asset of the trust subsidiary. Issuance costs will be amortized over the life of the preferred securities. The Corporation will guarantee the preferred securities and distributions.

      On April 1, 2002, the Corporation acquired 100% of the outstanding stock of Lafayette Bancorporation, the holding company of Lafayette, which is located in Lafayette, Indiana. Lafayette is a state chartered bank with branches located in central Indiana. Lafayette Bancorporation was merged into the Corporation, and Lafayette maintained its state charter as a subsidiary of First Merchants Corporation. The Corporation issued approximately 2,911,712 shares of its common stock at a cost of $22.36 per share and approximately $50,867,000 in cash to complete the transaction. As a result of the acquisition, the Corporation has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $115,978,000, including goodwill of $57,893,000 none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $16,052,000 were recognized and will be amortized over 10 years using the 150% declining balance method.

      The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of April 1, 2002. The purchase accounting adjustments are being amortized over the life of the respective asset or liability. Lafayette's results of operations are included in the Corporation's consolidated income statement beginning April 1, 2002. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

        Investments.......................     $104,717
        Loans.............................      552,016
        Premises and equipment............       10,269
        Core deposit intangibles..........       16,052
        Goodwill..........................       57,893
        Other.............................       64,074
                                               --------
           Total assets acquired..........      805,021
                                               --------
        Deposits..........................      607,281
        Other.............................       81,762
                                               --------
           Total liabilities acquired.....      689,043
                                               --------
           Net assets acquired............     $115,978
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

                                                             Year Ended
                                                            December 31,
                                                        2002           2001
                                                    -----------    -----------
      Net Interest Income ........................  $   98,855     $   87,090

      Net Income .................................      28,016         28,504
      Per share - combined:
        Basic Net Income..........................        1.69           1.79
        Diluted Net Income........................        1.68           1.78

      Effective January 1, 2002, the Corporation acquired Delaware County Abstract Company, Inc. and Beebe & Smith Title Insurance Company, Inc., which were merged into ITIC, a wholly-owned subsidiary of the Corporation. The Corporation issued approximately 108,919 shares of its common stock at a cost of $22.38 per share to complete the transaction. ITIC's operations were subsequently contributed to Indiana Title Insurance Company, LLC in which the Corporation has a 52.12% ownership interest. This acquisition was deemed to be an immaterial acquisition.

      On July 1, 2001, the Corporation acquired 100% of the outstanding stock of Francor Financial, Inc., the holding company of Frances Slocum. Frances Slocum is a state chartered bank with branches located in east-central Indiana. Francor Financial, Inc. was merged into the Corporation, and Frances Slocum maintained its state charter as a subsidiary of First Merchants Corporation. The Corporation issued 747,465 shares of its common stock at a cost of $20.51 per share and $14,490,985 in cash to complete the transaction. As a result of the acquisition, the Corporation has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $29,454,000, including goodwill of $7,907,000, none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $4,804,000 were recognized and will be amortized over 10 years using the 150% declining balance method.

      The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of July 1, 2001. The purchase accounting adjustments are being amortized over the life of the respective asset or liability. Francor Financial Inc.'s results of operations are included in the Corporation's consolidated income statement beginning July 1, 2001.

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
                                           =========

      The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the Frances Slocum merger had taken place at the beginning of each period.

                                                             Year Ended
                                                            December 31,
                                                        2001           2000
                                                    -----------    -----------
      Net Interest Income.........................  $    67,352    $    62,296

      Net Income..................................       21,876         21,438

      Per share - combined:
        Basic Net Income..........................         1.63           1.62
        Diluted Net Income........................         1.62           1.61

      On May 31, 2000, the Corporation acquired Decatur Financial Inc., the holding company of Decatur. Decatur is a state chartered commercial bank with branches located in east-central Indiana. Decatur Financial Inc. was merged into the Corporation through the exchange of 960,230 shares of newly issued common stock and $12,355,000 of cash. The combination was accounted for under the purchase method of accounting. Decatur's' results of operations are included in the Corporation's consolidated income statement beginning June 1, 2000. The purchase resulted in core deposit intangibles of $2,046,000, which are being amortized over 10 years using 150% declining balance method. The purchase had a recorded acquisition price of $33,299,000, including goodwill of $17,040,000.

      The purchase resulted in the Corporation recording net loans of $89,332,000, held to maturity and available for sale securities of $3,921,000 and $14,132,000 respectively, deposit liabilities of $107,056,000 and borrowings of $7,218,000. All assets and liabilities were recorded at fair values as of May 31, 2000. The purchase accounting adjustments are being amortized over the life of the respective asset or liability.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 2

BUSINESS COMBINATIONS  continued

      The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the Decatur merger had taken place at the beginning of the period.

                                                     Year Ended
                                                  December 31, 2000
                                                  -----------------
Net Interest Income ..........................        $ 57,849

Net Income ...................................        $ 19,563

Net Income per share - combined:
Basic  .......................................        $   1.48
Diluted  .....................................            1.47

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

      The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2002, was $33,371,000.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 4

INVESTMENT SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         GROSS             GROSS
                                                                     AMORTIZED         UNREALIZED        UNREALIZED           FAIR
                                                                       COST              GAINS             LOSSES             VALUE
===================================================================================================================================
Available for sale at December 31, 2002
   U.S. Treasury ..........................................          $    125                                              $    125
   Federal agencies .......................................            27,630          $    814          $      8            28,436
   State and municipal ....................................           135,715             5,787               178           141,324
   Mortgage-backed securities .............................           117,724             2,448                54           120,118
   Other asset-backed securities ..........................             1,000                                                 1,000
   Corporate obligations ..................................            12,101               465                              12,566
   Marketable equity securities ...........................            29,452                20               116            29,356
                                                                     --------          --------          --------          --------
      Total available for sale ............................           323,747             9,534               356           332,925
                                                                     --------          --------          --------          --------

Held to maturity at December 31, 2002
   State and municipal ....................................             9,013               448                               9,461
   Mortgage-backed securities .............................               124                                                   124
                                                                     --------          --------          --------          --------
      Total held to maturity ..............................             9,137               448                               9,585
                                                                     --------          --------          --------          --------
      Total investment securities .........................          $332,884          $  9,982          $    356          $342,510
                                                                     ========          ========          ========          ========


Available for sale at December 31, 2001
   U.S. Treasury ..........................................          $    124                                              $    124
   Federal agencies .......................................            30,808          $    767          $      2            31,573
   State and municipal ....................................            74,776             1,644               215            76,205
   Mortgage-backed securities .............................           100,811             1,710                 1           102,520
   Other asset-backed securities ..........................            10,116               167                              10,283
   Corporate obligations ..................................             3,498               116                               3,614
   Marketable equity securities ...........................             7,472                                 123             7,349
                                                                     --------          --------          --------          --------
      Total available for sale ............................           227,605             4,404               341           231,668
                                                                     --------          --------          --------          --------

Held to maturity at December 31, 2001
   State and municipal ....................................             8,426               166                58             8,534
   Mortgage-backed securities .............................               228                                                   228
                                                                     --------          --------          --------          --------
      Total held to maturity ..............................             8,654               166                58             8,762
                                                                     --------          --------          --------          --------
      Total investment securities .........................          $236,259          $  4,570          $    399          $240,430
                                                                     ========          ========          ========          ========

      The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               AVAILABLE FOR SALE               HELD TO MATURITY
                                                                        AMORTIZED COST    FAIR VALUE    AMORTIZED COST   FAIR VALUE
===================================================================================================================================
Maturity distribution at December 31, 2002:
  Due in one year or less..........................................        $ 22,226        $ 22,627        $  1,286        $  1,310
  Due after one through five years ................................          67,198          70,148           4,857           5,120
  Due after five through ten years ................................          46,601          48,562           2,015           2,149
  Due after ten years .............................................          39,546          41,114             855             882
                                                                           --------        --------        --------        --------
                                                                            175,571         182,451           9,013           9,461

  Mortgage-backed securities ......................................         117,724         120,118             124             124
  Other asset-backed securities ...................................           1,000           1,000
  Marketable equity securities ....................................          29,452          29,356
                                                                           --------        --------        --------        --------

    Totals ........................................................        $323,747        $332,925        $  9,137        $  9,585
                                                                           ========        ========        ========        ========

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 4

INVESTMENT SECURITIES   continued

      Securities with a carrying value of approximately $136,269,000 and $106,476,000 were pledged at December 31, 2002 and 2001 to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

      In addition, all otherwise unpledged securities are pledged as collateral for Federal Home Loan Bank advances with qualified first mortgage loans.

      Proceeds from sales of securities available for sale during 2002, 2001 and 2000 were $21,363,000, $770,000 and $14,654,000. Gross gains of $739,000 in 2002 and gross losses of $200,000 and $107,000 in 2001 and 2000, were realized on those sales.

NOTE 5

LOANS AND ALLOWANCE

                                                                                    2002                2001
===============================================================================================================
Loans at December 31:

  Commercial and industrial loans ..........................................    $  406,644          $  301,962
  Agricultural production financing and other loans to farmers .............        85,059              29,645
  Real estate loans:
       Construction ........................................................       133,896              58,316
       Commercial and farmland .............................................       401,561             230,233
       Residential .........................................................       746,349             544,028
  Individuals' loans for household and other personal expenditures .........       206,083             179,325
  Tax-exempt loans .........................................................        12,615               7,277
  Other loans ..............................................................        12,170               8,800
                                                                                 ---------           ---------
                                                                                 2,004,377           1,359,586
   Allowance for loan losses................................................       (22,417)            (15,141)
                                                                                 ---------           ---------
       Total loans .........................................................    $1,981,960          $1,344,445
                                                                                 =========           =========

                                             2002          2001          2000
================================================================================
Allowance for loan losses:
   Balance, January 1 ...............     $ 15,141      $ 12,454      $ 10,128
   Allowance acquired in acquisitions        6,902         2,085         1,413
   Provision for losses .............        7,174         3,576         2,625
   Recoveries on loans ..............        1,313           573           579
   Loans charged off ................       (8,113)       (3,547)       (2,291)
                                          --------      --------      --------
   Balance, December 31 .............     $ 22,417      $ 15,141      $ 12,454
                                          ========      ========      ========


Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is
summarized below:                            2002          2001          2000
================================================================================

At December 31:
Non-accrual loans ..................      $14,134        $ 6,327        $2,370

Loans contractually past due 90 days
  or more other than nonaccruing ...        6,676          4,828         2,483

Restructured loans .................        2,508          3,511         3,085

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 5

LOANS AND ALLOWANCE  continued

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

Information on impaired loans is summarized below:                   2002                 2001                 2000
=====================================================================================================================
As of, and for the year ending December 31:
   Impaired loans with an allowance ..........................     $16,901              $10,381              $ 7,862
   Impaired loans for which the discounted
       cash flows or collateral value exceeds the
       carrying value of the loan ............................      27,450               10,780                6,977
                                                                   -------              -------              -------
          Total impaired loans ...............................     $44,351              $21,161              $14,839
                                                                   =======              =======              =======
   Total impaired loans as a percent
       of total loans ........................................        2.19%                1.56%                1.26%

   Allowance for impaired loans (included in the
       Corporation's allowance for loan losses) ..............     $ 7,299              $ 3,251              $ 2,253
   Average balance of impaired loans .........................      49,663               22,327               15,053
   Interest income recognized on impaired loans ..............       3,656                1,538                1,361
   Cash basis interest included above ........................       2,344                1,555                1,080

NOTE  6

PREMISES AND EQUIPMENT

                                                          2002           2001
================================================================================
Cost at December 31:
   Land ..........................................      $  6,473       $  5,626
   Buildings and leasehold improvements ..........        39,768         26,747
   Equipment .....................................        34,898         26,127
                                                        --------       --------
       Total cost ................................        81,139         58,500
   Accumulated depreciation and amortization .....       (42,494)       (30,816)
                                                        --------       --------
       Net .......................................      $ 38,645       $ 27,684
                                                        ========       ========

      The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities. Total lease expense for 2002, 2001 and 2000 was $1,027,000, $771,000 and $515,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2002, expiring at various dates through the year 2013 are as follows for the years ending December 31:

====================================================
2003  ................................        $  967
2004  ................................           795
2005  ................................           533
2006  ................................           567
2007  ................................           345
After 2007 ...........................           323
                                              ------
Total future minimum obligations              $3,530
                                              ======

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 7

GOODWILL

      During 2002, the Corporation changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of SFAS No. 142. Had the new method been applied retroactively, the previously reported 2001 and 2000 net income would have increased by $1,070,000 and $724,000, respectively. No impairment loss was recorded in 2002.

NOTE 8

CORE DEPOSIT INTANGIBLES

      The carrying basis and accumulated amortization of recognized core deposit intangibles at December 31 were:

                                                        2002              2001
================================================================================

Gross carrying amount ......................         $ 22,902          $  6,850
Accumulated amortization ...................           (3,325)             (754)
                                                     --------          --------
Core deposit intangibles ...................         $ 19,577          $  6,096
                                                     ========          ========

      Amortization expense for the years ended December 31, 2002, 2001 and 2000, was $2,571,000, $612,000 and $142,000, respectively. Estimated amortization expense for each of the following five years is:

            2003 ................................           $2,837
            2004 ................................            2,764
            2005 ................................            2,694
            2006 ................................            2,625
            2007 ................................            2,560

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 9

DEPOSITS

                                                          2002           2001
================================================================================
Deposits at December 31:

   Demand deposits .............................       $  594,961     $  418,481
   Savings deposits ............................          567,186        366,084
   Certificates and other time deposits
     of $100,000 or more .......................          199,734        192,400
   Other certificates and time deposits ........          674,807        444,286
                                                       ----------     ----------
       Total deposits ..........................       $2,036,688     $1,421,251
                                                       ==========     ==========

=====================================================
Certificates and other time deposits maturing in years ending December 31:


2003 .......................                 $479,891
2004 .......................                  209,698
2005 .......................                   66,587
2006 .......................                   44,210
2007 .......................                   71,035
After 2007 .................                    3,120
                                             --------
                                             $874,541
                                             ========

NOTE 10

BORROWINGS

                                                             2002         2001
================================================================================
Borrowings at December 31:
   Securities sold under repurchase agreements .......     $ 89,594     $ 45,632
   Federal funds purchased ...........................                    10,500
   U. S. Treasury demand notes .......................                     6,273
   Federal Home Loan Bank advances ...................      184,677      103,499
   Trust preferred securities.........................       53,188
   Other borrowed funds...............................       29,468        8,500
                                                           --------     --------
       Total borrowings ..............................     $356,927     $174,404
                                                           ========     ========

      Securities sold under repurchase agreements consist of obligations of the Banks to other parties. The obligations are secured by U.S. Treasury, Federal agency obligations and corporate asset-backed securities. The maximum amount of outstanding agreements at any month-end during 2002 and 2001 totaled $89,594,000 and $68,546,000, and the average of such agreements totaled $72,791,000 and $59,365,000.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 10

BORROWINGS  continued

Maturities of Federal Home Loan Bank advances and securities sold under repurchase agreements as of December 31, 2002, are as follows:

                                                        FEDERAL HOME LOAN                           SECURITIES SOLD UNDER
                                                          BANK ADVANCES                             REPURCHASE AGREEMENTS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    WEIGHTED-AVERAGE                             WEIGHTED-AVERAGE
                                                  AMOUNT              INTEREST RATE              AMOUNT           INTEREST RATE
===================================================================================================================================
Maturities in years ending December 31:
      2003 ..............                       $ 15,626                 5.10%                 $65,962                 1.07%
      2004 ..............                         18,000                 4.84                   14,382                 5.62
      2005 ..............                         18,500                 4.65                    9,250                 5.64
      2006 ..............                         20,403                 4.95
      2007 ..............                         10,495                 4.38
      After 2007 ........                        101,653                 5.11
                                                --------                                       -------
             Total ......                       $184,677                 4.98%                 $89,594                 2.28%
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

      On April 12, 2002, the Corporation and FMC Trust I (the "Trust") entered into an Underwriting Agreement with Stifel, Nicolaus & Company, Incorporated and RBC Dain Rauscher Inc. for themselves and as co-representatives for several other underwriters (the "Underwriting Agreement"). On April 17, 2002 and pursuant to the Underwriting Agreement, the Trust issued 1,850,000 8.75% Cumulative Trust Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities") with an aggregate liquidation value of $46,250,000. On April 23, 2002 and pursuant to the Underwriting Agreement, the Trust issued an additional 277,500 Preferred Securities with an aggregate liquidation value of $6,937,500 to cover over-allotments. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Corporation's 8.75% Junior Subordinated Debentures due June 30, 2032 (the "Debentures"). The proceeds from the issuance of the Debentures were used by the Corporation to fund a portion of the cash consideration payable to the shareholders of Lafayette Bancorporation in connection with the acquisition of Lafayette. The Preferred Securities are recorded as borrowings in the Corporation's consolidated December 31, 2002, balance sheet. Issuance costs are being amortized over the life of the Preferred Securities. Distributions are paid quarterly on March 31, June 30, September 30 and December 31 of each year. The Debentures will mature and the Preferred Securities must be redeemed on June 30, 2032. The Trust has the option of shortening the maturity date to a date not earlier than June 30, 2007, requiring prior approval of the Board of Governors of the Federal Reserve System.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 10

BORROWINGS  continued

      At December 31, 2002, other borrowed funds included $19,300,000 of an unsecured revolving credit note payable to the Northern Trust Company with interest payable monthly based upon the Federal Funds Rate plus .875%. Principal and remaining interest are due on or before March 31, 2003. The total principal amount outstanding at any one time may not exceed $25,000,000.

NOTE 11

LOAN SERVICING

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $48,773,000, $37,909,000 and $22,591,000 at December 31, 2002, 2001 and 2000. The amount of capitalized servicing assets is considered immaterial.

NOTE 12

INCOME TAX
                                                                                          2002              2001             2000
==================================================================================================================================
Income tax expense for the year ended December 31:
  Currently payable:
     Federal ................................................................          $ 11,869          $  9,098         $  9,236
     State ..................................................................             2,615             2,210            1,499
  Deferred:
     Federal ................................................................              (446)              406             (715)
     State ..................................................................               (57)              210              (52)
                                                                                       --------          --------         --------
        Total income tax expense ............................................          $ 13,981          $ 11,924         $  9,968
                                                                                       ========          ========         ========

Reconciliation of federal statutory to actual tax expense:
     Federal statutory income tax at 34% ....................................          $ 14,085          $ 11,539         $ 10,169
     Tax-exempt interest ....................................................            (2,006)           (1,319)          (1,308)
     Graduated tax rates ....................................................               355               312              299
     Effect of state income taxes ...........................................             1,613             1,597              941
     Other ..................................................................               (66)             (205)            (133)
                                                                                       --------          --------         --------
        Actual tax expense .................................................           $ 13,981          $ 11,924         $  9,968
                                                                                       ========          ========         ========

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 12

INCOME TAX  continued

      Tax expense (benefit) applicable to security gains and losses for the years ended December 31, 2002, 2001 and 2000, was $296,000, ($80,000) and
$(43,000), respectively.

      A cumulative net deferred tax asset (liability) is included in the consolidated balance sheets. The components of the asset (liability) are as follows:

                                                                                           2002                2001
=====================================================================================================================
Deferred tax asset at December 31:
Assets:
   Differences in accounting for loan losses .............................               $ 8,820              $5,103
   Deferred compensation .................................................                 1,949               1,069
   Other .................................................................                   157                 268
                                                                                          ------              ------
       Total assets ......................................................                10,926               6,440
                                                                                          ------              ------
Liabilities:
   Differences in depreciation methods ...................................                 1,058                 838
   Differences in accounting for loans and securities ....................                 7,072               2,137
   Differences in accounting for loan fees ...............................                   383                 436
   Differences in accounting for pensions
     and other employee benefits .........................................                    86                 315
   State income tax ......................................................                    57                 115
   Net unrealized gain on securities available for sale...................                 2,513               1,464
   Other .................................................................                 1,040                 756
                                                                                          ------              ------
       Total liabilities .................................................                12,209               6,061
                                                                                          ------              ------
       Net deferred tax asset (liability).................................               $(1,283)             $  379
                                                                                          ======               =====

NOTE 13

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

      Financial instruments whose contract amount represents credit risk as of December 31, were as follows:

                              2002               2001
                            --------           --------
Commitments
to extend credit            $312,146           $199,656

Standby letters
of credit                     18,124              9,806

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

NOTE 14

STOCKHOLDERS' EQUITY

      National and state banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. National and state banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2002, First United, Union National, Decatur and Frances Slocum, had no retained net profits available for 2003 dividends to the Corporation without prior regulatory approval. The amount at December 31, 2002, available for 2003 dividends from First Merchants, Madison, Randolph County, First National and Lafayette to the Corporation totaled $6,279,000, $758,000, $903,000, $962,000 and $6,245,000, respectively.

      Total stockholders' equity for all subsidiaries at December 31, 2002, was $320,320,000, of which $300,073,000 was restricted from dividend distribution to the Corporation.

      The Corporation has a Dividend Reinvestment and Stock Purchase Plan, enabling stockholders to elect to have their cash dividends on all shares held automatically reinvested in additional shares of the Corporation's common stock. In addition, stockholders may elect to make optional cash payments up to an aggregate of $2,500 per quarter for the purchase of additional shares of common stock. The stock is credited to participant accounts at fair market value. Dividends are reinvested on a quarterly basis. At December 31,

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 14

STOCKHOLDERS' EQUITY  continued

2002, there were 337,020 shares of common stock reserved for purchase under the plan.

      On August 13, 2002, the Board of Directors of the Corporation declared a five percent (5%) stock dividend on its outstanding common shares. The new shares were distributed on September 13, 2002, to holders of record on August 30, 2002.

      On August 14, 2001, the Board of Directors of the Corporation declared a five percent (5%) stock dividend on its outstanding common shares. The new shares were distributed on September 24, 2001, to holders of record on September 3, 2001.

NOTE 15

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

      At December 31, 2002, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Corporation and Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. There have been no conditions or events since that notification that management believes have changed this categorization.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 15

REGULATORY CAPITAL  continued

      Actual and required capital amounts and ratios are listed below.

                                                                  2002                                        2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       REQUIRED FOR                                REQUIRED FOR
                                                     ACTUAL        ADEQUATE CAPITAL (1)          ACTUAL        ADEQUATE CAPITAL (1)
                                                AMOUNT      RATIO    AMOUNT      RATIO      AMOUNT      RATIO    AMOUNT      RATIO
===================================================================================================================================
December 31
Total Capital (1)(to risk-weighted assets)
   Consolidated ......................        $224,967     11.17%  $161,087      8.00%    $159,315     11.75%  $108,514      8.00%
   First Merchants ...................          69,424     11.69     47,493      8.00       70,562     11.69     48,281      8.00
   Madison ...........................          21,040     11.45     14,706      8.00       19,329     11.61     13,320      8.00
   First United ......................           7,429     12.97      4,581      8.00        8,245     13.17      5,009      8.00
   Randolph County ...................           7,616     11.27      5,407      8.00        7,009     11.97      4,684      8.00
   Union County ......................          16,636     12.35     10,778      8.00       17,897     13.50     10,606      8.00
   First National ....................          10,211     11.37      7,182      8.00       10,387     12.34      6,731      8.00
   Decatur ...........................          11,462     11.77      7,789      8.00       11,871     14.41      6,588      8.00
   Frances Slocum ....................          16,259     11.68     11,132      8.00       13,634     10.25     10,638      8.00
   Lafayette .........................          67,912     11.00     49,387      8.00

Tier I Capital (1)(to risk-weighted assets)
   Consolidated ......................        $202,550     10.06%  $ 80,543      4.00%    $144,174     10.63%  $ 54,257      4.00%
   First Merchants ...................          63,776     10.74     23,746      4.00       64,817     10.74     24,140      4.00
   Madison ...........................          18,978     10.32      7,353      4.00       17,852     10.72      6,660      4.00
   First United ......................           6,713     11.72      2,290      4.00        7,546     12.05      2,504      4.00
   Randolph County ...................           6,771     10.02      2,703      4.00        6,277     10.72      2,342      4.00
   Union County ......................          15,202     11.28      5,389      4.00       16,332     12.32      5,303      4.00
   First National ....................           9,324     10.39      3,591      4.00        9,389     11.16      3,366      4.00
   Decatur ...........................          10,242     10.52      3,895      4.00       10,834     13.16      3,294      4.00
   Frances Slocum.....................          14,510     10.43      5,566      4.00       12,007      9.03      5,319      4.00
   Lafayette .........................          61,111      9.90     24,694      4.00
Tier I Capital (1) (to average assets)
   Consolidated ......................        $202,550      7.92%  $102,309      4.00%    $144,174      8.70%  $ 66,298      4.00%
   First Merchants ...................          63,776      8.14     31,327      4.00       64,817      8.17     31,737      4.00
   Madison ...........................          18,978      8.47      8,959      4.00       17,852      8.24      8,667      4.00
   First United ......................           6,713      8.32      3,226      4.00        7,546      9.52      3,171      4.00
   Randolph County ...................           6,771      7.64      3,546      4.00        6,277      7.73      3,250      4.00
   Union County ......................          15,202      7.38      8,239      4.00       16,332      7.94      8,227      4.00
   First National ....................           9,324      8.20      4,547      4.00        9,389      7.93      4,736      4.00
   Decatur ...........................          10,242      7.66      5,350      4.00       10,834      8.40      5,159      4.00
   Frances Slocum.....................          14,510      8.37      6,933      4.00       12,007      7.05      6,809      4.00
   Lafayette .........................          61,111      7.93     30,813      4.00

(1)   as defined by regulatory agencies

NOTE 16

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

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 16

EMPLOYEE BENEFIT PLANS  continued

      The table below sets forth the plans' funded status and amounts recognized in the consolidated balance sheets at December 31:
                                                                 December 31
                                                               2002       2001
===============================================================================
Change in benefit obligation
     Benefit obligation at beginning of year ............   $ 20,172   $ 16,953
     Obligation acquired in acquisition .................     17,712
     Service cost .......................................      2,007        926
     Interest cost ......................................      2,470      1,269
     Actuarial loss .....................................      3,971      2,048
     Benefits paid ......................................     (1,614)    (1,024)
                                                            --------   --------
     Benefit obligation at end of year ..................     44,718     20,172
                                                            --------   --------
Change in plan assets
     Fair value of plan assets at beginning of year           20,638     23,967
     Fair value of plan assets acquired in acquisition...     15,507
     Actual loss on plan assets .........................     (2,881)    (2,305)
     Benefits paid ......................................     (1,614)    (1,024)
                                                            --------   --------
     Fair value of plan assets at end of year ...........     31,650     20,638
                                                            --------   --------
     Funded (unfunded) status  ..........................    (13,068)       466
     Unrecognized net actuarial loss.....................     12,940        442
     Unrecognized prior service cost ....................      1,986       (107)
     Unrecognized transition asset ......................       (329)       (69)
                                                            --------   --------
     Prepaid benefit cost ...............................      1,529        732
     Additional pension liability .......................     (3,810)
                                                            --------   --------
     Net minimum liability...............................   $ (2,281)  $    732
                                                            ========   ========

Amounts recognized in the balance sheets consist of:
     Prepaid benefit cost ...............................   $  1,529   $    732
     Additional pension liability .......................     (3,810)
     Intangible asset ...................................      1,613
     Deferred taxes .....................................        879
     Accumulated other comprehensive loss ...............      1,318
                                                            --------   --------
Net amount recognized ...................................   $  1,529   $    732
                                                            ========   ========

                                                                  2002       2001       2000
==============================================================================================
Pension cost (benefit) includes the following components:(1)
   Service cost-benefits earned during the year ............    $ 1,770    $   926    $   714
   Interest cost on projected benefit obligation ...........      2,202      1,269      1,181
   Actual (return) loss on plan assets .....................      2,654      2,305     (2,570)
   Net amortization and deferral ...........................     (5,674)    (4,858)       160
                                                                -------    -------    -------
      Total pension cost (benefit) .........................    $   952    $  (358)   $  (515)
                                                                =======    =======    =======

(1)   Lafayette components are included beginning as of April 1, 2002.

                                                                  2002       2001       2000
==============================================================================================
Assumptions used in the accounting as of December 31 were:
      Discount rate ........................................      6.75%      7.11%      7.70%
      Rate of increase in compensation .....................      4.00%      4.00%      4.00%
      Expected long-term rate of return on assets ..........      8.14%      9.00%      9.00%

      The 1994 Stock Option Plan reserved 520,931 shares of Corporation common stock for the granting of options to certain employees and non-employee directors. The exercise price of the shares may not be less than the fair market value of the shares upon the grant of the option. Options become 100 percent vested when granted and are fully exercisable generally six months after the date of the grant, for a period of ten years. There were no shares available for grant.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 16

EMPLOYEE BENEFIT PLANS  continued

      The 1999 Long-term Equity Incentive Plan reserved 1,323,000 shares of Corporation common stock for the granting of options to certain employees and non-employee directors. The maximum number of options granted in any given year cannot exceed 1.5% of the shares outstanding at the end of the prior fiscal year. Options, which have a ten year life, become 100 percent vested ranging from six month to two years and are fully exercisable when vested. There were 939,484 shares available for grant at December 31, 2002.

      The table below is a summary of the status of the Corporation's stock option plans and changes in those plans as of and for the years ended December 31, 2002, 2001 and 2000. The number of shares and prices have been restated to give effect to the Corporation's 2002 stock dividend.

Year Ended December 31,                                         2002                       2001                       2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                          WEIGHTED-AVERAGE           WEIGHTED-AVERAGE           WEIGHTED-AVERAGE
      OPTIONS                                        SHARES     EXERCISE PRICE  SHARES     EXERCISE PRICE  SHARES    EXERCISE PRICE
===================================================================================================================================
Outstanding, beginning of year ................       734,111        $ 18.81     626,943        $ 17.99     626,529        $ 17.74
Granted .......................................       158,819          28.19     136,503          20.69     142,168          19.32
Exercised .....................................       (68,131)         13.38     (25,449)         10.30     (52,812)         14.64
Cancelled .....................................       (22,339)         23.29      (3,886)         20.84     (88,942)         20.26
                                                      -------                    -------                    -------
Outstanding, end of year ......................       802,460        $ 21.01     734,111        $ 18.81     626,943        $ 17.99
                                                      =======                    =======                    =======
Options exercisable at year end ...............       542,627                    494,962                    493,128
Weighted-average fair value of
   options granted during the year ............                      $  7.84                    $  6.00                    $  4.97

As of December 31, 2002, other information by exercise price range for options outstanding and exercisable is as follows:

                                     OUTSTANDING                                                      EXERCISABLE
---------------------------------------------------------------------------------          -------------------------------
  EXERCISE PRICE         NUMBER     WEIGHTED-AVERAGE        WEIGHTED-AVERAGE                 NUMBER       WEIGHTED-AVERAGE
      RANGE             OF SHARES    EXERCISE PRICE    REMAINING CONTRACTUAL LIFE          OF SHARES        EXERCISE PRICE
==========================================================================================================================
$  0.00 - $19.19         329,799         $16.61                 4.7 years                   328,563             $16.67

  20.55 -  26.04         310,001          21.92                 7.2 years                   201,168              22.57

  26.60 -  28.64         162,660          28.20                 9.2 years                    12,896              27.61
                         -------                                                            -------
                         802,460         $21.01                 6.5 years                   542,627             $19.11
                         =======                                                            =======

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

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 16

EMPLOYEE BENEFIT PLANS  continued

      The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                        2002           2001           2000


Risk-free interest rates........       4.78%          5.32%          6.01%

Dividend yields.................       3.63%          3.59%          3.38%

Volatility factors of expected
    market price common stock...      31.02%         30.95%         22.86%

Weighted-average expected
    life of the options ........       8.50 years     8.50 years     8.50 years

      Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are shown in Note 1 to the consolidated financial statements.

      The 1999 Employee Stock Purchase Plan enables eligible employees to purchase the Corporation's common stock. A total of 275,625 shares of the Corporation's common stock were initially reserved for issuance pursuant to the plan. The price of the stock to be paid by the employees is determined by the Corporation's compensation committee, but may not be less than 85 percent of the lesser of the fair market value of the Corporation's common stock at the beginning or at the end of the offering period. Common stock purchases are made annually and are paid through advance payroll deductions of up to 20 percent of eligible compensation. Participants under the plan purchased 37,394 shares in 2002 at $17.61 per share. The fair value on the purchase date was $28.28.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 16

EMPLOYEE BENEFIT PLANS  continued

      At December 31, 2002, there were 195,217 shares of Corporation common stock reserved for purchase under the plan, and $453,000 has been withheld from compensation, plus interest, toward the purchase of shares after June 30, 2003, the end of the annual offering period.

      The Corporation's Employee Stock Purchase Plan is accounted for in accordance with APB No. 25. Although the Corporation has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Corporation had accounted for the purchased shares under that statement. The pro forma disclosures are included in Note 1 to the consolidated financial statements and were estimated using an option pricing model with the following assumptions for 2002, 2001 and 2000, respectively: dividend yield of 3.63, 3.59, and 3.38 percent; an expected life of one year for all years; expected volatility of 31.02, 30.95, and 22.86 percent; and risk-free interest rates of 4.78, 5.32 and 6.01 percent. The fair value of those purchase rights granted in 2002, 2001 and 2000 was $10.65, $5.36 and $3.82 respectively.

      The Corporation maintains retirement savings 401(k) plans in which substantially all employees may participate. The Corporation matches employees' contributions at the rate of 25 to 50 percent for the first 4 to 6 percent of base salary contributed by participants. The Corporations' expense for the plans was $315,000 for 2002, $190,000 for 2001 and $182,000 for 2000.

NOTE 17

NET INCOME PER SHARE

==================================================================================================================================
Year Ended December 31,                           2002                           2001                           2000
----------------------------------------------------------------------------------------------------------------------------------
                                       WEIGHTED-AVERAGE PER SHARE     WEIGHTED-AVERAGE PER SHARE     WEIGHTED-AVERAGE PER SHARE
                                      INCOME     SHARES     AMOUNT   INCOME     SHARES     AMOUNT   INCOME     SHARES     AMOUNT
==================================================================================================================================
Basic net income per share:
  Net income available  to
    common stockholders ..........   $27,836    15,585,512   $1.79  $22,209    13,019,984   $1.71  $19,940    12,504,930   $1.59
                                                             =====                           =====                         =====
Effect of dilutive stock options..                 131,146                         93,811                         86,960
                                     -------    ----------          -------    ----------          -------    ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions ......   $27,836    15,716,658   $1.77  $22,209    13,113,795   $1.69  $19,940    12,591,890   $1.58
                                     =======    ==========   =====  =======    ==========   =====  =======    ==========   =====

      Options to purchase 154,483, 117,625 and 228,708 shares of common stock with weighted average exercise prices of $27.24, $24.76, and $22.62 at December 31, 2002, 2001 and 2000 were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 18

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

INTEREST RECEIVABLE/PAYABLE The fair values of interest receivable/payable approximate carrying values.

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

NOTE 18

FAIR VALUES OF FINANCIAL INSTRUMENTS  continued

FEDERAL FUNDS PURCHASED, U.S. TREASURY DEMAND NOTES AND OTHER BORROWED FUNDS

These financial instruments are short-term borrowing arrangements. The rates at December 31, approximate market rates, thus the fair value approximates carrying value.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, FEDERAL HOME LOAN BANK ADVANCES AND TRUST PREFERRED SECURITIES

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

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                                   2002                              2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        CARRYING           FAIR           CARRYING           FAIR
                                                                         AMOUNT            VALUE           AMOUNT            VALUE
===================================================================================================================================
Assets at December 31:
   Cash and cash equivalents ..................................      $  119,038        $  119,038      $  103,028        $  103,028
   Interest-bearing time deposits .............................           3,568             3,568           3,871             3,871
   Investment securities available for sale ...................         332,925           332,925         231,668           231,668
   Investment securities held to maturity .....................           9,137             9,585           8,654             8,762
   Mortgage loans held for sale ...............................          21,545            21,545             307               307
   Loans ......................................................       1,981,960         2,008,189       1,344,445         1,386,515
   FRB and FHLB stock .........................................          11,409            11,409           8,350             8,350
   Interest receivable ........................................          17,346            17,346          12,024            12,024
   Cash surrender of life insurance............................          14,309            14,309           6,470             6,470

Liabilities at December 31:
   Deposits ...................................................       2,036,688         2,063,474       1,421,251         1,448,336
   Borrowings:
       Securities sold under repurchase agreements ............          89,594            90,138          45,632            45,939
       Federal funds purchased ................................                                            10,500            10,500
       U.S. Treasury demand notes .............................                                             6,273             6,273
       FHLB advances ..........................................         184,677           196,244         103,499           105,955
       Trust preferred securities .............................          53,188            57,655
       Other borrowed funds....................................          29,468            29,468           8,500             8,500
   Interest payable ...........................................           6,019             6,019           5,488             5,488

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 19

CONDENSED FINANCIAL INFORMATION   (parent company only)

     Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEET
                                                                December 31,
                                                              2002         2001
================================================================================
Assets
   Cash ..............................................     $  4,404     $  3,041
   Investment securities available for sale...........        3,500        3,500
   Investment in subsidiaries ........................      320,309      180,423
   Goodwill ..........................................          448          448
   Other assets ......................................       12,265        1,396
                                                           --------     --------
      Total assets ...................................     $340,926     $188,808
                                                           ========     ========
Liabilities
   Borrowings ........................................     $ 74,132     $  8,500
   Other liabilities .................................        5,665        1,180
                                                           --------     --------
      Total liabilities ..............................       79,797        9,680

Stockholders' equity .................................      261,129      179,128
                                                           --------     --------
      Total liabilities and stockholders' equity .....     $340,926     $188,808
                                                           ========     ========
CONDENSED STATEMENT OF INCOME

                                                                                                        December 31,
                                                                                            2002            2001            2000
===================================================================================================================================
Income
  Dividends from subsidiaries ................................................           $ 22,720        $ 20,245        $ 71,705
  Administrative services fees................................................              6,580           4,133
  Other income ...............................................................                535             269             174
                                                                                         --------        --------        --------
     Total income ............................................................             29,835          24,647          71,879
                                                                                         --------        --------        --------
Expenses
  Amortization of core deposit intangibles,
   goodwill, and fair value adjustments ......................................                 28              66              50
  Interest expense............................................................              3,858              88             788
  Salaries and employee benefits..............................................              7,641           4,767             185
  Net occupancy expenses......................................................              1,527           1,002              11
  Equipment expenses..........................................................              1,447             898              18
  Telephone expenses..........................................................              1,543             547
  Other expenses..............................................................              2,767           1,003             581
                                                                                         --------        --------        --------
     Total expenses ..........................................................             18,811           8,371           1,633
                                                                                         --------        --------        --------
Income before income tax benefit and equity in
undistributed income of subsidiaries .........................................             11,024          16,276          70,246
     Income tax benefit ......................................................              4,336           1,567             496
                                                                                         --------        --------        --------
Income before equity in undistributed income of subsidiaries .................             15,360          17,843          70,742

   Equity in undistributed (distributions in excess of)
    income of subsidiaries ...................................................             12,476           4,366         (50,802)
                                                                                         --------        --------        --------
Net Income ...................................................................           $ 27,836        $ 22,209        $ 19,940
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 19

CONDENSED FINANCIAL INFORMATION (parent company only)

CONDENSED STATEMENT OF CASH FLOWS
                                                                                    Year Ended December 31,
=====================================================================================================================

                                                                             2002             2001             2000
=====================================================================================================================
Operating activities:
   Net income ........................................................    $ 27,836         $ 22,209         $ 19,940
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization ....................................................          28               66               50
     Distributions in excess of (equity in undistributed)
       income of subsidiaries ............... ........................     (12,476)          (4,366)          50,802
     Net change in:
        Other assets .................................................      (6,892)          (1,274)             (36)
        Other liabilities ............................................       4,430             (842)           1,270
                                                                          --------         --------         --------
           Net cash provided by operating activities .................      12,926           15,793           72,026
                                                                          --------         --------         --------
Investing activities:
   Net change in loans ...............................................                                         2,350
   Purchase of securities available for sale..........................                       (3,500)
   Proceeds from sales of securities available for sale ..............
   Investment in subsidiary ..........................................     (51,135)         (14,296)         (14,159)
                                                                          --------         --------         --------
           Net cash used by investing activities .....................     (51,135)         (17,796)         (11,809)
                                                                          --------         --------         --------
Financing activities:
   Cash dividends ....................................................     (13,995)         (11,127)         (10,331)
   Borrowing from affiliates .........................................                                        13,000
   Repayment of borrowings from affiliates ...........................                                       (45,000)
   Borrowings.........................................................      55,832            8,500
   Stock issued under employee benefit plans .........................         658              504              481
   Stock issued under dividend reinvestment
     and stock purchase plan .........................................         951              803              811
   Stock options exercised ...........................................         494              225              510
   Stock redeemed ....................................................      (4,333)          (7,023)          (6,712)
   Cash paid in lieu of issuing fractional shares ....................         (35)             (22)              (4)
                                                                          --------         --------         --------
           Net cash provided (used) by financing activities ..........      39,572           (8,140)         (47,245)
                                                                          --------         --------         --------
Net change in cash ...................................................       1,363          (10,143)          12,972
Cash, beginning of year ..............................................       3,041           13,184              212
                                                                          --------         --------         --------
Cash, end of year ....................................................    $  4,404         $  3,041         $ 13,184
                                                                          ========         ========         ========

NOTE 20

QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain quarterly results for the years ended
December 31, 2002 and 2001:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   AVERAGE SHARES OUTSTANDING  NET INCOME PER SHARE
   QUARTER            INTEREST    INTEREST    NET INTEREST  PROVISION FOR     NET   --------------------------  -------------------
    ENDED              INCOME      EXPENSE       INCOME      LOAN LOSSES     INCOME      BASIC        DILUTED     BASIC   DILUTED
2002:
March ............   $   27,591   $  10,213    $    17,378   $  1,192      $  5,479    13,417,284    13,531,873   $ .41   $ .41
June .............       39,678      14,596         25,082      1,284         7,940    16,306,998    16,472,869     .49     .48
September.........       40,148      14,820         25,328      1,821         7,827    16,265,998    16,404,150     .49     .48
December..........       39,265      14,130         25,135      2,877         6,590    16,312,476    16,411,523     .40     .40
                     ----------   ----------   -----------   --------      --------                               -----   -----
                     $  146,682   $  53,759    $    92,923   $  7,174      $ 27,836    15,585,512    15,716,658   $1.79   $1.77
                     ==========   ==========   ===========   ========      ========                               =====   =====
2001:
March ............   $   30,088   $  15,399    $    14,689   $    653      $  5,106    12,786,906    12,875,153   $ .40   $ .40
June .............       29,267      13,997         15,270        695         5,574    12,626,115    12,710,432     .44     .44
September.........       31,558      14,296         17,262      1,023         6,020    13,346,954    13,444,218     .45     .44
December..........       29,522      12,382         17,140      1,205         5,509    13,310,613    13,421,575     .42     .41
                     ----------   ----------   -----------   --------      --------                               -----   -----
                     $  120,435   $  56,074    $    64,361   $  3,576      $ 22,209    13,019,984    13,113,795   $1.71   $1.69
                     ==========   ==========   ===========   ========      ========                               =====   =====

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

================================================================================

NOTE 21

SUBSEQUENT EVENT

      Effective January 1, 2003, the Corporation formed Merchants Trust Company, National Association ("MTC"), a wholly-owned subsidiary of the Corporation, through a capital contribution totaling approximately $2,038,000. On January 1, 2003, MTC purchased the trust operations of First Merchants, First National and Lafayette for a fair value acquisition price of $20,687,000. MTC unites the trust and asset management services of all affiliate banks of the Corporation. All intercompany transactions related to this purchase by MTC will be eliminated in the consolidated financial statements of the Corporation.

================================================================================

STOCKHOLDER INFORMATION

================================================================================

First Merchants Corporation is a financial holding company headquartered in Muncie, Indiana. It was organized in September, 1982, as the bank holding company for Merchants National Bank of Muncie, now First Merchants Bank, National Association. Since its organization, First Merchants Corporation has grown to include nine affiliate banks with 69 locations in 18 Indiana counties and one Ohio county, a multi-line insurance agency, a title insurance company and a trust company.

Subsidiaries of the Corporation include First Merchants Bank, National Association in Delaware and Hamilton Counties, The Madison Community Bank in Madison County, First United Bank in Henry County, The Union County National Bank of Liberty (with offices in Union, Fayette, Wayne and Oxford (OH) Counties), The Randolph County Bank, The First National Bank of Portland in Jay County, Decatur Bank & Trust Company in Adams County, Frances Slocum Bank and Trust Company (with offices in Wabash, Howard and Miami Counties) and Lafayette Bank and Trust Company (with offices in Carroll, Jasper, White and Tippecanoe Counties). The Corporation also operates First Merchants Insurance Services, a full-service property casualty, personal lines, and healthcare insurer, headquartered in Muncie, Indiana, and is a majority owner of the Indiana Title Insurance Company, LLC, a title insurance agency.

Effective January 1, 2003, First Merchants Corporation formed Merchants Trust Company, National Association. This unites the trust and asset management services of all affiliate banks of the Corporation and represents one of the largest trust companies in the state of Indiana, with assets in excess of $1.3 billion. Merchants Trust Company provides a full range of trust and investment services for individuals, families, businesses, and not-for-profit organizations. In addition, Merchants Trust Company specializes in turn-key retirement plans, including pension plans, profit sharing, 401(k) and 403(b) plans, cross-tested plans, and cash balance plans.

First Merchants Corporation is one of only two Indiana-based companies listed among America's Finest Companies, an investment guide published by The Staton Institute. First Merchants continues to receive an A+ rating from Standard & Poor's for its common stock (NASDAQ symbol FRME) and Blue Ribbon status for all affiliate banks from independent bank-rating service Veribanc. At the end of 2002, First Merchants Corporation has accomplished 27 years of consecutive increased earnings.

First Merchants Corporation's operating philosophy is to be client focused, value driven, plan disciplined, and managed for achievers from both an employee and shareholder perspective.


                                Corporate Office
                             200 East Jackson Street
                              Muncie, Indiana 47305

                                  765-747-1500
                         http://wwww.firstmerchants.com

================================================================================

ANNUAL MEETING, STOCK PRICE & DIVIDEND INFORMATION

================================================================================

First Merchants Corporation currently provides services through 69 offices located in Adams, Delaware, Carroll, Fayette, Hamilton, Henry, Howard, Boone, Jasper, Jay, Madison, Miami, Wabash, Wayne, White, Randolph, Tippecanoe and Union counties in Indiana and Butler County in Ohio.

The 2003 Annual Meeting of Stockholders
of First Merchants Corporation
will be held...

Thursday, April 10, 2003 at 3:30 p.m.

Horizon Convention Center
401 South High Street
Muncie, Indiana

STOCK INFORMATION
                                                                         PRICE PER SHARE
    QUARTER                                      HIGH                              LOW                     DIVIDENDS DECLARED(1)
================================================================================================================================
                                         2002             2001            2002             2001           2002             2001
                                      -------------------------        --------------------------    ---------------------------
First Quarter  .............          $  25.76         $  22.90        $   20.95        $   18.99    $    .22         $    .22
Second Quarter .............             28.71            21.70            24.29            19.72         .22              .22
Third Quarter ..............             28.75            23.57            21.43            19.96         .23              .22
Fourth Quarter .............             25.47            23.78            21.66            21.57         .23              .22

(1) The Liquidity section of Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 14 to Consolidated Financial Statements include discussions regarding dividend restrictions from the bank subsidiaries to the Corporation.

The table above lists per share prices and dividend payments during 2002 and 2001. Prices are as reported by the National Association of Securities Dealers. Automated Quotation - National Market System.

Numbers rounded to nearest cent when applicable.

================================================================================

COMMON STOCK LISTING & MARKET MAKERS

================================================================================

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ National Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on January 31, 2003, the number of shares outstanding was 16,323,429. There were 2,890 stockholders of record on that date.

General stockholder inquiries

Stockholders and interested investors may obtain information about the Corporation upon written request or by calling:

Mr. Brian Edwards
Shareholder Relations Officer
First Merchants Corporation
P. O. Box 792
Muncie, Indiana 47308-0792
765-741-7278
1-800-262-4261 Ext. 7278
Stock transfer agent and registrar
American Stock Transfer & Trust Company
59 Maiden Lane, 1st Floor
New York, NY 10038

MARKET MAKERS

The following firms make a market in First Merchants Corporation stock:

First Tennessee Securities
Geduld, LLC
Keefe, Bruyette & Woods, Inc.
Knight Securities, L.P.
Herzog, Heine, Geduld, Inc.
Howe Barnes Investments, Inc.
Sandler O'Neill & Partners
NatCity Investments, Inc.
RBC Capital Markets
Spear, Leeds, & Kellog
Stifel, Nicolaus & Company, Inc.

================================================================================

FORM 10-K AND FINANCIAL INFORMATION

================================================================================

FORM 10-K AND FINANCIAL INFORMATION

First Merchants Corporation, upon request and without charge, will furnish stockholders, security analysts and investors a copy of Form 10-K filed with the Securities and Exchange Commission.

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the commission, including the Corporation; that address is http://www.sec.gov

Please contact:
Mr. Mark Hardwick
Senior Vice President
and Chief Financial Officer

First Merchants Corporation
P. O. Box 792
Muncie, Indiana 47308-0792

765-751-1857
1-800-262-4261 Ext. 1857

                                  EXHIBIT-21
                         SUBSIDIARIES OF THE REGISTRANT

EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT
--------------------------------------------------------------------------------

                                                          State of
Name                                                    Incorporation
----                                                    -------------

First Merchants Bank, National Association (also doing
  business as First Merchants Bank of Hamilton County)......U.S.

The Madison Community Bank...............................Indiana

First United Bank........................................Indiana

The Union County National Bank of Liberty...................U.S.

The Randolph County Bank.................................Indiana

The First National Bank of Portland.........................U.S.

Decatur Bank & Trust Company.............................Indiana

Frances Slocum Bank & Trust Company......................Indiana

Lafayette Bank and Trust Company.........................Indiana

Commerce National Bank......................................U.S.

First Merchants Capital Trust I.........................Delaware

First Merchants Insurance Services, Inc..................Indiana

First Merchants Reinsurance Co. Ltd.....................Providencials Turkes and
                                                        Caicos, Island

Indiana Title Insurance Company..........................Indiana

Indiana Title Insurance Company, LLC.....................Indiana

Wabash Valley Investments, Inc............................Nevada

Wabash Valley, LLC........................................Nevada

Wabash Valley Holdings, Inc...............................Nevada

Merchants Trust Company, National Association...............U.S.

CNBC Retirement Services, Inc...............................Ohio

CNBC Statutory Trust I...............................Connecticut

                                   EXHIBIT-23
                       CONSENT OF INDEPENDENT ACCOUNTANTS


EXHIBIT 23 - CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference to the Registration Statement on Form S-8, File Numbers 333-50484, 333-80119 and 333-80117 of our report dated January 17 2003, on the consolidated financial statements of First Merchants Corporation which report is included in the Annual Report on Form 10-K of First Merchants Corporation.


BKD LLP

Indianapolis, Indiana
March 28, 2003

                                   EXHIBIT-24
                            LIMITED POWER OF ATTORNEY

EXHIBIT 24--LIMITED POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that the undersigned directors and officers of First Merchants Corporation, an Indiana corporation, hereby constitute and appoint Mark K. Hardwick, the true and lawful agent and attorney-in-fact of the undersigned with full power and authority in said agent and attorney-in-fact to sign for the undersigned and in their respective names as directors and officers of the Corporation the Form 10-K of the Corporation to be filed with the Securities and Exchange Commission, Washington, D.C., under the Securities Exchange Act of 1934, as amended, and to sign any amendment to such Form 10-K, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.

Dated: February 11, 2003

/s/ Michael L. Cox                          /s/ Stefan S. Anderson
--------------------------------------      ------------------------------------
    Michael L. Cox  President and               Stefan S. Anderson      Director
                    Chief Executive
                    Officer (Principal
                    Executive Officer)

/s/Mark K. Hardwick                         /s/ Roger M. Arwood
--------------------------------------      ------------------------------------
   Mark K. Hardwick Sr. Vice President          Roger M. Arwood         Director
                    and Chief Financial
                    Officer (Principal
                    Financial and
                    Accounting Officer)     /s/ James F. Ault
                                            ------------------------------------
                                                James F. Ault           Director


                                            /s/ Dennis A. Bieberich
                                            ------------------------------------
                                                Dennis A. Bieberich     Director

                                            /s/ Richard A. Boehning
                                            ------------------------------------
                                                Richard A. Boehning     Director

                                            /s/ Blaine M. Brownell
                                            ------------------------------------
                                                Blaine M. Brownell      Director


                                            ------------------------------------
                                                Frank A. Bracken        Director

                                            /s/ Thomas B. Clark
                                            ------------------------------------
                                                Thomas B. Clark         Director

                                            /s/ Michael L. Cox
                                            ------------------------------------
                                                Michael L. Cox          Director


                                            ------------------------------------
                                                Barry J. Hudson         Director

                                            /s/ Robert T. Jeffares
                                            ------------------------------------
                                                Robert T. Jeffares      Director

                                            /s/ Norman M. Johnson
                                            ------------------------------------
                                                Norman M. Johnson       Director

                                            /s/ George A. Sissel
                                            ------------------------------------
                                                George A. Sissel        Director


                                            ------------------------------------
                                                Robert M. Smitson       Director

                                            /s/ Dr. John E. Worthen
                                            ------------------------------------
                                                Dr. John E. Worthen     Director

                                  EXHIBIT-99.1
               ACCOUNTANTS' REPORT FOR FIRST MERCHANTS CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN

EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT FOR
              FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

The annual finanial statements and independent accountants' report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending December 31, 2002, will be filed as an amendment to the 2002 Annual Report on Form 10-K.

                                  EXHIBIT-99.2
               CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


EXHIBIT 99.2--CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
              PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of First Merchants Corporation (the "Corporation") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President & Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date   03/28/03                         by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


In connection with the annual report of First Merchants Corporation (the "Corporation") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date   03/28/03                         by /s/ Mark K. Hardwick
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