Form 10-Q
period 2003-03-31
FIRST MERCHANTS CORP
filed 2003-05-15
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

As of April 30,2003, there were 17,516,464 outstanding common shares, without par value, of the registrant.

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

 Item 4.          Controls and Procedures.....................................25

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

 Item 3.          Defaults Upon Senior Securities.............................26

 Item 4.          Submission of Matters to a Vote of Security Holders.........26

 Item 5.          Other Information...........................................26

 Item 6.          Exhibits and Reports of Form 8-K............................27

 Signatures...................................................................29

 Certifications Pursuant to Section 302 of
   The Sarbanes-Oxley Act of 2002.............................................30

 Exhibit Index................................................................32


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                    March 31,         December 31,
                                                                                      2003                2002
                                                                                   ----------         -----------
                                                                                  (Unaudited)
   ASSETS:
     Cash and due from banks....................................................   $   81,789         $    87,638
     Federal funds sold.........................................................       54,925              31,400
                                                                                   -----------        -----------
       Cash and cash equivalents................................................      136,714             119,038
     Interest-bearing deposits..................................................        5,170               3,568
     Investment securities available for sale...................................      324,976             332,925
     Investment Securities held to maturity.....................................        8,716               9,137
     Mortgage loans held for sale...............................................       13,558              21,545
     Loans, net of allowance for loan losses of $29,733 and $22,417.............    2,261,445           1,981,960
     Premises and equipment.....................................................       38,861              38,645
     Federal Reserve and Federal Home Loan Bank Stock...........................       13,912              11,409
     Interest receivable........................................................       16,789              17,346
     Goodwill...................................................................      114,308              87,640
     Core deposit intangibles...................................................       26,918              19,577
     Cash surrender value of life insurance.....................................       14,567              14,309
     Other assets...............................................................       23,088              21,588
                                                                                   -----------        -----------
         Total assets...........................................................   $2,999,022         $ 2,678,687
                                                                                   ===========        ===========
   LIABILITIES:
     Deposits:
       Noninterest-bearing......................................................   $  289,835         $   272,128
       Interest-bearing.........................................................    1,996,836           1,764,560
                                                                                   -----------        -----------
         Total deposits.........................................................    2,286,671           2,036,688
     Borrowings.................................................................      388,821             356,927
     Interest payable...........................................................        5,694               6,019
     Other liabilities..........................................................       28,212              17,924
                                                                                   -----------        -----------
         Total liabilities......................................................    2,709,398           2,417,558

   STOCKHOLDERS' EQUITY:
     Perferred stock, no-par value:
       Authorized and unissued-500,000 shares...................................
     Common Stock, $.125 stated value:
       Authorized --- 50,000,000 shares.........................................
       Issued and outstanding - 17,507,662 and 16,322,748 shares................        2,188               2,040
     Additional paid-in capital.................................................      143,615             116,503
     Retained earnings..........................................................      139,743             138,110
     Accumulated other comprehensive income ....................................        4,078               4,476
                                                                                   -----------        -----------
         Total stockholders' equity.............................................      289,624             261,129
                                                                                   -----------        -----------
         Total liabilities and stockholders' equity.............................   $2,999,022         $ 2,678,687
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2003        2002
Interest Income:
  Loans receivable
    Taxable ...................................................   $ 35,173    $ 24,266
    Tax exempt ................................................        165         108
  Investment securities
    Taxable ...................................................      1,679       1,903
    Tax exempt ................................................      1,631         987
  Federal funds sold ..........................................        113         181
  Deposits with financial institutions ........................         22          22
  Federal Reserve and Federal Home Loan Bank stock ............        198         124
                                                                  --------    --------
    Total interest income .....................................     38,981      27,591
                                                                  --------    --------
Interest expense:
  Deposits ....................................................      8,884       8,228
  Borrowings ..................................................      4,087       1,985
                                                                  --------    --------
    Total interest expense ....................................     12,971      10,213
                                                                  --------    --------
Net Interest Income ...........................................     26,010      17,378
Provision for loan losses .....................................      4,601       1,192
                                                                  --------    --------
Net Interest Income After Provision for Loan Losses ...........     21,409      16,186
                                                                  --------    --------
Other Income:
  Net realized gains on sales of available-for-sale securities.        371         118
  Other income ................................................      7,915       5,046
                                                                  --------    --------
Total other income ............................................      8,286       5,164
Total other expenses ..........................................     21,441      13,000
                                                                  --------    --------
Income before income tax ......................................      8,254       8,350
Income tax expense ............................................      2,596       2,871
                                                                  --------    --------
Net Income ....................................................   $  5,658    $  5,479
                                                                  ========    ========


Per share:

    Basic .....................................................        .34         .41
    Diluted ...................................................        .34         .41
    Dividends .................................................        .23         .22

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)




                                                                          Three Months Ended
                                                                               March 31,
                                                                            2003       2002

Net Income ............................................................   $ 5,658    $ 5,479

Other comprehensive loss, net of tax:
  Unrealized losses on securities available for sale:
    Unrealized holding losses arising during the period, net of
        income tax benefit of $117 and $815............................      (175)    (1,223)
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $(148) and $(46).....       223         72
                                                                          -------    -------
                                                                             (398)    (1,295)
                                                                          -------    -------
Comprehensive income ..................................................   $ 5,260    $ 4,184
                                                                          =======    =======



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      2003         2002
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 261,129    $ 179,128

Net income .....................................................       5,658        5,479

Cash dividends .................................................      (4,024)      (2,939)

Other comprehensive loss, net of tax............................        (398)      (1,295)

Stock issued under dividend reinvestment and stock purchase plan         279          234

Stock options exercised ........................................          25           87

Stock Redeemed .................................................                      (54)

Issuance of stock in acquisitions...............................      26,839        2,444

Cash paid in lieu of fractional shares..........................         116
                                                                   ---------    ---------

Balances, March 31..............................................   $ 289,624    $ 183,084
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      ------------------------------------
                                                                                           2003                2002
                                                                                      ----------------    ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $         5,658     $         5,479
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................            4,601               1,192
    Depreciation and amortization...................................................            1,084                 775
    Mortgage loans originated for sale..............................................          (58,705)             (4,988)
    Proceeds from sales of mortgage loans...........................................           66,692               5,132
    Change in interest receivable...................................................            1,419                 668
    Change in interest payable......................................................             (681)                133
    Other adjustments...............................................................            5,895                (130)
                                                                                      ----------------    ----------------
      Net cash provided by operating activities.....................................           25,963               8,261
                                                                                      ----------------    ----------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................           (1,602)                 53
  Purchases of
    Securities available for sale...................................................          (65,037)            (21,630)
  Proceeds from maturities of
    Securities available for sale...................................................           56,845              34,110
    Securities held to maturity.....................................................              425               1,527
  Proceeds from sales of
    Securities available for sale...................................................           25,779               5,547
  Net change in loans...............................................................           14,616              (5,670)
  Other adjustments.................................................................              (69)             (1,514)
  Net cash received (paid) in acquisition...........................................           (7,793)              1,228
                                                                                      ----------------    ----------------
    Net cash provided by investing activities.......................................           23,164              13,651
                                                                                      ----------------    ----------------



(continued)

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                ------------------------------------
                                                                                     2003                2002
                                                                                ----------------    ----------------
Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits...........................................               (20,515)            (26,069)
    Certificates of deposit and other time deposits.......................                (1,039)            (21,496)
    Borrowings............................................................                (6,294)             (9,450)
  Cash dividends..........................................................                (4,024)             (2,939)
  Stock issued under dividend reinvestment and stock purchase plan........                   280                 234
  Stock options exercised.................................................                    25                  87
  Stock repurchased.......................................................                                       (54)
  Cash paid in lieu of fractional shares..................................                   116
                                                                                ----------------    ----------------
    Net cash used by financing activities.................................               (31,451)            (59,687)
                                                                                ----------------    ----------------
Net Change in Cash and Cash Equivalents...................................                17,676             (37,775)
Cash and Cash Equivalents, January 1......................................               119,038             103,028
                                                                                ----------------    ----------------
Cash and Cash Equivalents, March 31.......................................      $        136,714    $         65,253
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

The consolidated condensed balance sheet of the Corporation as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at www.firstmerchants.com without charge, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Additionally, upon request the Corporation will also provide without charge, a copy of its Form 10-Q to any shareholder by mail. Requests should be sent to Mr. Brian Edwards, Shareholder Relations Officer, First Merchants Corporation, P.O. Box 792, Muncie, IN 47308-0792.

NOTE 2.  Accounting Matters

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.

     In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability or an equity security of the guaranteed party such as financial standby letters of credit.

     Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

     The Corporation adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Corporation's consolidated financial statements.

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

NOTE 3.  Business Combinations

On March 1, 2003, the Corporation acquired 100% of the outstanding stock of CNBC Bancorp, the holding company of Commerce National Bank ("Commerce National"), CNBC Retirement Services, Inc. ("CRS, Inc.") and CNBC Statutory Trust I (the "Trust"). Commerce National is a national chartered bank located in Columbus, Ohio. CNBC Bancorp was merged into the Corporation, and Commerce National maintained its national charter as a wholly-owned subsidiary of the Corporation. CRS, Inc. and the Trust are also maintained as wholly-owned subsidiaries of the Corporation. The Corporation issued approximately 1,166,897 shares of its common stock and approximately $24,562,000 in cash to complete the transaction. As a result of the acquisition, the Corporation will have an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $51,401,000, including goodwill of $25,963,000 none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $8,171,000 were recognized and will be amortized over 10 years using the 150% declining balance method.

The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of March 1, 2003. The purchase accounting adjustments will be amortized over the life of the respective asset or liability. Commerce National's results of operations are included in the Corporation's consolidated income statement beginning March 1, 2003. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

        Investments.......................     $ 12,500
        Loans.............................      298,702
        Premises and equipment............        1,293
        Core deposit intangibles..........        8,171
        Goodwill..........................       25,963
        Other.............................       20,789
                                               --------
           Total assets acquired..........      367,418
                                               --------
        Deposits..........................      271,537
        Other.............................       44,480
                                               --------
           Total liabilities acquired.....      316,017
                                               --------
           Net assets acquired............     $ 51,401
                                               ========

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 3.  Business Combinations (continued)

The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the CNBC Bancorp merger had taken place at the beginning of each period.

                                                        Three Months Ended
                                                             March 31,

                                                        2003           2002
                                                    -----------    -----------
      Net Interest Income:........................  $   27,624     $   19,759

      Net Income:.................................       1,777          5,985
      Per share - combined:
        Basic Net Income..........................         .10            .41
        Diluted Net Income........................         .10            .41

Effective January 1, 2003, the Corporation formed Merchants Trust Company, National Association ("MTC"), a wholly-owned subsidiary of the Corporation, through a capital contribution totaling approximately $2,038,000. On January 1, 2003, MTC purchased the trust operations of First Merchants Bank, N.A., First National Bank and Lafayette Bank and Trust Company for a fair value acquisition price of $20,687,000. MTC unites the trust and asset management services of all affiliate banks of the Corporation. All intercompany transactions related to this purchase by MTC have been eliminated in the consolidated condensed financial statements of the Corporation.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                        Gross       Gross
                                           Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      Losses     Value

Available for sale at March 31, 2003
  U.S. Treasury ........................   $    125                         $    125
  Federal agencies......................     31,957   $    431   $     30     32,358
  State and municipal ..................    135,503      5,764         69    141,198
  Mortgage-backed securities ...........    111,045      2,096         68    113,073
  Other asset-backed securities.........      8,451         41                 8,492
  Corporate obligations.................     11,062        426         10     11,478
  Marketable equity securities..........     18,275         82        105     18,252
                                           --------   --------   --------   --------
      Total available for sale .........    316,418      8,840        282    324,976


Held to maturity at March 31, 2003
  State and municipal...................      8,609        261                 8,870
  Mortgage-backed securities............        107                              107
                                           --------   --------   --------   --------
      Total held to maturity ...........      8,716        261                 8,977
                                           --------   --------   --------   --------
      Total investment securities ......   $325,134   $  9,101   $    282   $333,953
                                           ========   ========   ========   ========




                                                        Gross       Gross
                                           Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      Losses     Value
Available for sale at December 31, 2002
   U.S. Treasury .......................   $    125                          $    125
   Federal agencies ....................     27,630    $    814   $      8     28,436
   State and municipal .................    135,715       5,787        178    141,324
   Mortgage-backed securities ..........    117,724       2,448         54    120,118
   Other asset-backed securities .......      1,000                             1,000
   Corporate obligations ...............     12,101         465                12,566
   Marketable equity securities ........     29,452          20        116     29,356
                                           --------    --------   --------   --------
      Total available for sale .........    323,747       9,534        356    332,925
                                           --------    --------   --------   --------

Held to maturity at December 31, 2002
   State and municipal .................      9,013         448                 9,461
   Mortgage-backed securities ..........        124                               124
                                           --------    --------   --------   --------
      Total held to maturity ...........      9,137         448                 9,585
                                           --------    --------   --------   --------
      Total investment securities ......   $332,884    $  9,982   $    356   $342,510
                                           ========    ========   ========   ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance For Loan Losses

                                                                                      March 31,   December 31,
                                                                                        2003         2002
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   461,743    $   406,644
  Agricultural production financing and other loans to farmers .................        83,321         85,059
  Real estate loans:
    Construction ...............................................................       132,110        133,896
    Commercial and farmland ....................................................       515,695        401,561
    Residential ................................................................       848,629        746,349
  Individuals' loans for household and other personal expenditures .............       201,543        206,083
  Tax-exempt loans .............................................................         9,488         12,615
  Other loans ..................................................................        38,649         12,170
                                                                                   -----------    -----------
                                                                                     2,291,178      2,004,377
  Allowance for loan losses.....................................................       (29,733)       (22,417)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,261,445    $ 1,981,960
                                                                                   ===========    ===========

                                                                                        Three Months Ended
                                                                                             March 31

                                                                                       2003           2002
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    22,417    $    15,141

  Allowance acquired in acquisition.............................................         3,727          6,902

  Provision for losses .........................................................         4,601          7,174

  Recoveries on loans ..........................................................           496          1,313

  Loans charged off ............................................................        (1,508)        (8,113)
                                                                                   -----------    -----------
  Balances, March 31 ...........................................................   $    29,733    $    22,417
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                March 31,      December 31,
summarized below:                                      2003            2002
================================================================================
As of:
Non-accrual loans................................    $ 19,747       $ 14,134

Loans contractually past due 90 days
  or more other than nonaccruing.................       3,552          6,676

Restructured loans...............................       2,194          2,508
                                                     --------       --------
    Total........................................    $ 25,493       $ 23,318
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Table dollars in thousands, except per share amounts)
                                   (Unaudited)

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended March 31,
                                                           2003                                           2002
                                        -------------------------------------------    --------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    5,658        16,728,957    $     .34      $    5,479        13,417,284    $     .41
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      104,979                                        114,589
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions.............      5,658        16,833,936    $     .34           5,479        13,531,873    $     .41
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 227,843 and 76,909 shares for the three months ended March 31, 2003 and 2002 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 7.  Borrowings

CUMULATIVE TRUST PREFERRED SECURITIES

In April 2002, the Corporation and FMC Trust I (the "Trust") entered into an Underwriting agreement with Stifel, Nicolaus & Company, Incorporated and RBC Dain Rauscher, Inc. for themselves and as co-representatives for several other underwriters (the "Underwriting Agreement"). In April 2002, and pursuant to the Underwriting Agreement, the Trust issued 2,127,500 8.75% Cumulative Trust
Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities") with an aggregate liquidation value of $53,187,500. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Corporation's 8.75% Junior Subordinated Debentures due June 30, 2032 (the "Debentures"). The Preferred Securities are recorded as borrowings in the Corporation's consolidated March 31, 2003, balance sheet and treated as Tier 1 Capital for regulatory capital purposes. The Debentures will mature and the Preferred Securities must be redeemed on June 30, 2032. The Trust has the option of shortening the maturity date to a date not earlier than June 30, 2007, requiring prior approval of the Board of Governors of the Federal Reserve System.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Table dollars in thousands, except per share amounts)
                                   (Unaudited)

NOTE 7.  Borrowings  continued

OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES

As part of the March 1, 2003, acquisition of CNBC Bancorp ("CNBC"), referenced in Note 3 to the consolidated condensed financial statements, the Corporation assumed $4.0 million of 10.20% fixed rate obligated mandatory redeemable capital securities issued in February 2001 through a subsidiary trust of CNBC as part of a pooled offering. The Corporation may redeem them, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.10% of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System. The securities are recorded as borrowings in the Corporation's consolidated March 31, 2003, balance sheet and treated as Tier 1 Capital for regulatory capital purposes.

SUBORDINATED DEBENTURES, REVOLVING CREDIT LINES AND TERM LOANS

On March 31, 2003, other borrowed funds included $47,594,000 which represents the outstanding balance of a Loan and Subordinated Debenture Loan Agreement entered into with LaSalle Bank, N.A. on March 25, 2003. The Agreement includes three credit facilities:

        * The Term Loan of $5,000,000 matures on March 25, 2010. Interest is calculated at a floating rate equal to the lender's prime rate or LIBOR plus 1.50%. The Term Loan is secured by 100% of the common stock of First Merchants Bank, National Association, Muncie, Indiana and 100% of the common stock of Lafayette Bank and Trust Company, Lafayette, Indiana. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.
        * The Revolving Loan had a balance of $17,594,000 at March 31, 2003. Interest is payable monthly based on LIBOR plus 1%. Principal and interest are due on or before March 23, 2004. The total principal amount outstanding at any one time may not exceed $20,000,000.
        *  The Subordinated Debt of $25,000,000 matures on March 25, 2010.
           Interest is calculated at a floating rate equal to, at the
           Corporation's option, either the lender's prime rate or LIBOR plus 2.50%. The Agreement is secured by 100% of the common stock of First Merchants Bank, National Association, Muncie, Indiana and 100% of the common stock of Lafayette Bank and Trust Company, Lafayette, Indiana. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. The Subordinated Debentures are recorded as borrowings in the Corporation's consolidated March 31, 2003, balance sheet and treated as Tier 2 capital for regulatory capital purposes.

                         FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 8.  Stock Based Compensation

Stock options are granted for a fixed number of shares to employees. The Corporation's stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. APB No. 25 requires compensation expense for stock options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of the grant. Accordingly, the Corporation recognized compensation expense of $10,000 for the three months ended March 31, 2003 and 2002, related to specific grants in which the market price exceeded the exercise price. For all remaining grants, no stock-based employee compensation cost is reflected in net income, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net income and earnings per share if the Corporation has applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2003         2002
                                                                -------------------------
Net income, as reported .....................................   $    5,658    $    5,479
Add:  Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes...........................................            6             6

Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................         (250)         (172)
                                                                ----------    ----------
Pro forma net income ........................................   $    5,414    $    5,313
                                                                ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $      .34    $      .41
   Basic - pro forma ........................................   $      .32    $      .40
   Diluted - as reported ....................................   $      .34    $      .41
   Diluted - pro forma ......................................   $      .32    $      .39

Options to purchase 227,843 and 76,909 shares for the three months ended March 31, 2003 and 2002 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

FORWARD LOOKING STATEMENTS

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

     Because of these and other uncertainties, the Corporation's actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Corporation's past results of operations do not necessarily indicate its future results.
                                                                        Page 16

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

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

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 2003, was $5,658,000, compared to $5,479,000 in the same period of 2002. Diluted earnings per share were $.34, a decrease of $.07 from the $.41 reported for the first quarter 2002. Net income increased as a result of the April 1, 2002 acquisition of Lafayette, which contributed net income of $2.8 million for the first three months of 2003. This increase was offset by an additional provision for loan losses of $2.8 million in response to declining collateral values of a commercial borrower.

         Annualized returns on average assets and average stockholders' equity for three months ended March 31, 2003 were .83 percent and 8.29 percent, respectively, compared with 1.25 percent and 12.14 percent for the same period of 2002.

         The declines in return in equity and return on assets are primarily due to increased provision for loan losses, which is discussed in the "ASSET QUALITY/PROVISION FOR LOAN LOSSES" section of Management's Discussion & Analysis of Financial Condition and Results of Operations.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

CAPITAL

         The Corporation's capital continues to exceed regulatory minimums and management believes that its capital levels continue to be a distinct advantage in the competitive environment in which the Corporation operates.

         The Corporation's Tier I capital to average assets ratio was 7.9 percent at year-end 2002 and 7.8 percent at March 31, 2003. At March 31, 2003, the Corporation had a Tier I risk-based capital ratio of 9.11 percent and total risk-based capital ratio of 11.50 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

ASSET QUALITY/PROVISION FOR LOAN LOSSES

      Asset quality has been a major factor in the Corporation's ability to generate consistent profit improvement. The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review provided by an outside accounting firm. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See Critical Accounting Policies)

      At March 31, 2003, non-performing loans totaled $  25,493,000, an increase during the quarter of $2,175,000, as noted in the table on the following page. This increase was primarily due to two loans totaling $3,496,000, related to declining collateral values of a single borrower, being placed on non-accrual status. Other non-accrual loans increased by $2,117,000, while loans 90 days past due other than non-accrual loans decreased by $3,124,000.

      At March 31, 2003, impaired loans totaled $55,546,000, an increase of $11,195,000 from December 31, 2002. The increase was primarily attributable to the impairment of three loans totaling $8,496,000 related to declining collateral values of a single commercial borrower. At March 31, 2003, an allowance for losses was not deemed necessary for impaired loans totaling $36,687,000, but an allowance of $9,029,000 was recorded for the remaining balance of impaired loans of $18,859,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for the first three months of 2003 was $58,278,000.

      At December 31, 2002, impaired loans totaled $44,351,000. An allowance for losses was not deemed necessary for impaired loans totaling $27,450,000, but an allowance of $7,299,000 was recorded for the remaining balance of impaired loans of $16,901,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2002 was $49,663,000.

      At March 31, 2003, the allowance for loan losses was $29,733,000, an increase of $7,316,000 from year end 2002. As a percent of loans, the allowance was 1.29 percent at March 31, 2003 compared with 1.11 percent at December 31, 2002.
                                                                         Page 18

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

      The provision for loan losses for the first three months of 2003 was $4,601,000, an increase of $3,409,000 from $1,192,000 for the same period in 2002. The Corporation's adequacy of the allowance for loan losses reflects increased non-performing loans, increased specific reserves and increased impaired loans, resulting in increased provision expense. Of the $3.4 million increase, approximately $425,000 is attributable to the provision for loan losses for Lafayette Bank and Trust Company ("Lafayette") subsequent to its acquisition, $2.8 million is due to declining collateral values of a single commercial borrower, with the remaining based on the regular ongoing evaluation of the loan portfolios of the Corporation's bank subsidiaries. Current non-performing and impaired loan balances indicate that some decline in loan asset quality has occurred, which management believes is a result of current economic conditions.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.

(dollars in thousands)                                  March 31,   December 31,
                                                          2003         2002
================================================================================

Non-accrual loans ..............................         $19,747     $14,134

Loans contractually
   past due 90 days or more
   other than non-accruing .....................           3,552       6,676

Restructured loans .............................           2,194       2,508
                                                         -------     -------

   Total non-performing loans ..................         $25,493     $23,318
                                                         =======     =======

                                                               Three Months Ended
                                                                     March 31,
                                                               ------------------
                                                               2003          2002
                                                               ----          ----
                                                             (Dollars in Thousands)
  Balance at beginning of period .........................   $22,417       $15,141
                                                             -------       -------
  Chargeoffs .............................................     1,508         1,586
  Recoveries .............................................       496           381
                                                             -------       -------
  Net chargeoffs .........................................     1,012         1,205
  Provision for loan losses ..............................     4,601         1,192
  Allowance acquired in acquisition.......................     3,727
                                                             -------       -------
  Balance at end of period ...............................   $29,733       $15,128
                                                             =======       =======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period (1).......................       .19           .35


(1)    First three months annualized



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
LIQUIDITY

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

      The liquidity of the Corporation is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of the Corporation's bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as a funding source. At March 31, 2003, total borrowings from the FHLB were $213,583,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2003, was $245,430,000. At March 31, 2003, the revolving line of credit had a balance of $17,594,000 and a remaining borrowing capacity of $2,406,000. The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $324,976,000 at March 31, 2003, a decrease of $7,948,000 or 2.4% over December
31, 2002. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,941,461 at March 31, 2003. In addition, other types of assets-such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year-are sources of liquidity.

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

     The Corporation provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at March 31, 2003 are as follows:

                                                                  At March 31,
(Dollars in thousands)                                                2003
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  414,986
Standby letters of credit .......................................     22,080
                                                                  ----------
                                                                  $  437,066
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at March 31, 2003 are as follows:

                                2003       2004       2005       2006       2007      2008       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    726   $    795   $    533   $    567   $    345   $    324   $  3,290
Trust preferred securities                                                            57,188     57,188
Long-term debt ...........     80,675     49,823     19,482     22,639     11,736    147,278    331,633
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $ 81,401   $ 50,618   $ 20,015   $ 23,206   $ 12,081   $204,790   $392,111
                             ========   ========   ========   ========   ========   ========   ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

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

         Management believes that the Corporation's liquidity and interest
sensitivity   position  at  March  31,  2003,  remained  adequate  to  meet  the
Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios for the period ended March 31, 2004 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended March 31, 2004 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                             200 Basis Points    (50)Basis Points
Federal Funds                     200                 (50)
One-Year T-Bill                   200                 (15)
Two-Year T-Bill                   200                 (48)
Interest Checking                 100                  -
MMIA Savings                      100                  -
Money Market Index                100                 (25)
CD's                              200                 (50)
FHLB Advances                     200                 (50)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at March 31, 2003. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $ 118,007   $ 126,539   $111,272

Variance from base                                        $   8,531   $ (6,735)

Percent of change from base                                    7.23%     (5.71)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

         The following table presents the earning asset mix as of March 31, 2003, and December 31, 2002. At March 31, 2003, earning assets increased by $298.2 million from year end 2002. This increase was primarily due to the addition of $334.1 million in earnings assets related to the acquisition of CNBC Bancorp.

         Excluding increases due to the acquisition of CNBC Bancorp, loans declined by $22.9 and mortgage loans held for sale declined by $7.9 million from December 31, 2002 to March 31, 2003. Residiential loans decreased by $13.0 million, commercial and industrial loans decreased by $18.1 million while other loans increased by $15.9 million.

----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                            March 31,           December 31,
                                                                   2003                 2002
----------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    60.1             $     35.0

Securities available for sale ..................                   325.0                  332.9

Securities held to maturity ....................                     8.7                    9.1

Mortgage loans held for sale ...................                    13.6                   21.5

Loans ..........................................                 2,291.2                2,004.4

Federal Reserve and Federal Home Loan Bank stock                    13.9                   11.4
                                                               ----------            ----------

                     Total .....................               $ 2,712.5             $  2,414.3
                                                               ==========            ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

         The following table presents the level of deposits and borrowed funds (Federal funds purchased (FFP), repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances, trust preferred securities and other borrowed funds)at March 31, 2003 and December 31, 2002.

--------------------------------------------------------------------------------

(Dollars in Millions)                                March 31,         December 31,
                                                       2003                2002
                                                    ----------         ------------
Deposits ........................................   $  2,286.7          $  2,036.7
Securities sold under repurchase agreements......         69.2                89.6
FFP and U.S. Treasury demand notes...............
Federal Home Loan Bank advances .................        213.6               184.7
Trust preferred securities.......................         57.1                53.2
Subordinated debentures, revolving credit lines
   and term loans................................         47.6                19.3
Other borrowed funds ............................          1.3                10.2

         The Corporation has continued to leverage its capital position with Federal Home Loan Bank advances, as well as, repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. Trust preferred securities are classified as Tier I Capital and the Subordinated Debenture of $25,000,000 is classified as Tier II Capital when computing risk based capital ratios due to the long-term nature of the investment. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis under the headings "LIQUIDITY" and "INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK".

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2003 and 2002.

         Annualized net interest income (FTE) for the three months ended March 31, 2003 increased by $36,036,000, or 50.1 percent over the same period in 2002, due to an increase in average earning assets of over $828 million. For the same period interest income and interest expense, as a percent of average earning assets, decreased 40 basis points, 39 basis points respectively.

--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
--------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the three months
  Ended March 31,
           2003                   6.49%                2.11%                4.38%          $2,464,319          $108,136

           2002                   6.89%                2.50%                4.39%          $1,635,783          $ 72,870

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

         Other income in the first quarter of 2003 exceeded the same quarter in the prior year by $3,122,000, or 60.4 percent.

Five major areas account for most of the increase:

1. Service charges on deposit accounts increased $1,138,000 or 92.5 percent due to increased number of accounts, price adjustments and approximately $948,000 of additional service charge income related to the April 1, 2002 acquisition of Lafayette.

2. Revenues from fiduciary activities increased $328,000 or 24.0 percent due primarily to additional fees received related to the acquisition of Lafayette.

3. Other customer fees increased $184,000 or 20.4% due primarily to additional fees related to the acquisition of Lafayette.

4. Net realized gains on sales of available for sale securities totaled $371,000 in the first quarter of 2003, compared to $118,000 for the same period in 2002.

5. Gains on sale of mortgage loans included in other income increased by $651,000 due to increased mortgage volume. In addition, decreasing mortgage loan rates caused an increase in refinancing volume, which facilitated an increase in loan sales activity.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

OTHER EXPENSES

         Total other expenses represent non-interest operating expenses of the Corporation. Total other expense during the first quarter of 2003 exceeded the same period of the prior year by $8,441,000, or 64.9 percent.

Six major areas account for most of the increase:

1. Salaries and benefit expense grew $4,504,000 or 61.9 percent, due to normal salary increases, staff additions and additional salary cost related to the April 1, 2002 acquisition of Lafayette and the March 1, 2003 acquisition of Commerce National Bank.

2. Net occupancy expenses increased by $357,000 or 48.6%, primarily related to the acquisitions of Lafayette and Commerce National Bank.

3. Equipment expense increased by $768,000 or 71.4%, primarily related to the acquisitions of Lafayette and Commerce National Bank.

4. Core deposit intangible amortization increased by $590,000, due to utilization of the purchase method of accounting for the Corporation related to the acquisitions of Lafayette and Commerce National.

5. The Corporation accrued $360,000 in anticipation of a settlement from a claim made against First Merchants Corporation, which is presently being negotiated.

6. Prepayment penalties for early prepayment of FHLB advances increased by $340,000 for the first quarter of 2003 over the same period in 2002.

INCOME TAXES

        Income tax expense, for the three months ended March 31, 2003, decreased by $275,000 over the same period in 2002. The effective tax rate was 31.5 and
34.4 percent for the 2003 and 2002 periods. The 2.9 percent decrease is primarily a result of increases in tax exempt interest income and reduced state taxes, resulting from the effect of state income apportionment.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The information required under this item is included as part of Management's Discussion and Analysis of Financial Condition and Results of Operations, under the headings "LIQUIDITY" and "INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK".

Item 4.  Controls and Procedures
-------------------------------------------------------------------

Within the 90 days prior to the filing date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of it's disclosure controls and procedures. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out this evaluation.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         a.  None

         b.  None

         c. On March 5, 2003, the Corporation issued a total of 5,071 unregistered shares of its common stock pursuant to Agreements of Merger dated December 28, 2001, between the Corporation and Delaware County Abstract Company, Inc. ("DCA")and the Corporation and Beebe & Smith Title Insurance Company, Inc. ("B & S"). The Corporation issued the unregistered shares to the sole shareholder of DCA and sole shareholder of B & S, at a value of $23.77 per share as additional consideration in exchange for all common stock of both DCA and B & S. The issuance by the Corporation of its shares of common stock were not registered under the Securities Act of 1933, as amended ("Securities Act"). The shares were issued pursuant to the exemption contemplated in Section 4 (2) of the Securities Act, for transactions not involving a public offering.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a.  Exhibits

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants            33
                                Corporation, as most
                                recently amended on
                                February 11, 2003.

                 10a            First Merchants Corporation          47
                                Change of Control Agreement
                                with Michael L. Cox dated
                                February 11, 2003.

                 10b            First Merchants Corporation          54
                                Change of Control Agreement
                                with Roger M. Arwood dated
                                February 11, 2003.

                 10c            First Merchants Corporation          61
                                Change of Control Agreement
                                with Larry R. Helms dated
                                February 11, 2003.

                 10d            First Merchants Corporation          68
                                1994 Stock Option Plan, as
                                most recently amended on
                                February 11, 2003.

                99.1            Certifications Pursuant to           72
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley Act
                                of 2002.

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K (continued)
-----------------------------------------------------

         b.  Reports on Form 8-K

             A report on Form 8-K, dated February 25, 2003, was filed on February 25, 2003 under report item number 9, concerning the Corporation's mailing of its 2002 Annual Report to Shareholders to its shareholders of record on February 13, 2003.

             Under report item number 9, the following exhibit was included in this Form 8-K.

             (c) Exhibits.

                      (99) 2002 Annual Report to Shareholders (Furnished pursuant to Regulation FD)

             A report on Form 8-K, dated March 1, 2003, was filed on March 3, 2003 under report item number 5, announcing that the Corporation had acquired all of the assets of CNBC Bancorp through the merger of CNBC Bancorp with and into the Corporation. CNBC Bancorp's principal asset was the shares of common stock of its wholly-owned subsidiary, Commerce National Bank.

             Under report item number 7, the following financial statements of CNBC Bancorp and exhibits were included in this Form 8-K.

                   Exhibits

                      (2.1) Agreement of Reorganization and Merger by and
                            between First Merchants Corporation and CNBC Bancorp dated August 28, 2002 (the "Merger Agreement"). (Incorporated by reference to Exhibit 2 to First Merchants Corporation's Current Report on Form 8-K filed August 28, 2002.)

                      (2.2) Undertaking by First Merchants Corporation to
                            furnish supplementally the Disclosure Letters referenced in the Merger Agreement.

                      (99)  Press release dated March 3, 2003.

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


Date   05/15/2003                       by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date   05/15/2003                       by /s/ Mark K. Hardwick
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

Date: May 15, 2003


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

Date: May 15, 2003

by: /s/ Mark K. Hardwick
    --------------------
        Mark K. Hardwick
        Senior Vice President and
        Chief Financial Officer
        (Principal Financial and Chief
        Accounting Officer)
                                                                         Page 31

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants            33
                                Corporation, as most
                                recently amended on
                                February 11, 2003.

                 10a            First Merchants Corporation          47
                                Change of Control Agreement
                                with Michael L. Cox dated
                                February 11, 2003.

                 10b            First Merchants Corporation          54
                                Change of Control Agreement
                                with Roger M. Arwood dated
                                February 11, 2003.

                 10c            First Merchants Corporation          61
                                Change of Control Agreement
                                with Larry R. Helms dated
                                February 11, 2003.

                 10d            First Merchants Corporation          68
                                1994 Stock Option Plan, as
                                most recently amended on
                                February 11, 2003.

                99.1            Certifications Pursuant to           72
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley Act
                                of 2002.
                                                                         Page 32

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                                  EXHIBIT 3(ii)

                                    BYLAWS OF
                           FIRST MERCHANTS CORPORATION


         Following are the Bylaws, as amended, of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law, as amended (hereinafter referred to as the "Act"):

                                    ARTICLE I

         Section 1.        Name.  The name of the Corporation is First Merchants
         ---------         ----   Corporation.


         Section 2.        Principal  Office and Resident Agent.
         ---------         ------------------------------------
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

                                    ARTICLE V

                               Board of Directors

         Section 1. Election, Number and Term of Office. The number of Directors of the Corporation to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors shall be fifteen (15) unless changed by amendment of this Section by a two-thirds (2/3) vote of the Board of Directors.

         The Directors shall be divided into three (3) classes, all Directors to serve three (3) year terms except as provided in the third paragraph of this Section. One class shall be elected at each annual meeting of the shareholders, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. Unless the number of Directors is changed by amendment of this Section, Class I shall have five (5) directors, Class II shall have four
(4) Directors, and Class III shall have six (6) Directors. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

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

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                                  EXHIBIT 10a

                           CHANGE OF CONTROL AGREEMENT


         This Agreement is made and entered into as of February 11, 2003, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Michael L. Cox (hereinafter referred to as "Executive"), of Muncie, Indiana.

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

         NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its President and Chief Executive Officer, the Corporation and the Executive, each intending to be legally bound, covenant and agree as follows:

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

                  (B) Change of Control: "Change of Control" shall mean:

                           (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 ["Exchange Act"]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation representing twenty-five percent (25%) or more of the combined voting power of the Corporation's then outstanding securities;

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

                           (2) a reduction in the Executive=s annual base salary, as in effect immediately prior to the Change of Control of the Corporation or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

                           (3) the Corporation requires the Executive to be relocated anywhere other than its offices in Muncie, Indiana;

                           (4) the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation=s normal vacation policy in effect at the time of the Change of Control;

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

                  (C) During the period beginning with the Executive=s Date of Termination and continuing until the earlier of
                           (a) the second anniversary of such Date of Termination, or (b) Executive's sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation was paying on the Executive's behalf on the date of such Notice;

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

                  (E) If the payments or benefits, if any, received or to be received by the Executive (whether under this Agreement or under any other plan, arrangement, or agreement between the Executive
                           and  the  Corporation),   in  connection  with
                           termination or Constructive Termination of the Executive's employment following a Change of Control, constitute an "excess parachute payment" within the meaning of '280G of the Internal Revenue Code ("Code"), the Corporation shall pay to the Executive, no later than the fifth day following the Date of Termination, an additional amount (as determined by the Corporation's independent publi accountants) equal to the excise tax, if any, imposed on the "excess parachute payment" under '4999 of the Code; provided, however, if the amount of such excise tax is finally determined to be more or less than the amount paid to the Executive hereunder, the Corporation (or the Executive if the finally determined amount is less than the original amount paid) shall pay the difference between the amount originally paid and the finally determined amount to the other party no later than the fifth day following the date such final determination is made;

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

         IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his name, as of the day and year first above written.


"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
         Stefan S. Anderson,                       Michael L. Cox
         Chairman of the Board
                                                                         Page 53

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                                  EXHIBIT 10b

                           CHANGE OF CONTROL AGREEMENT


         This Agreement is made and entered into as of February 11, 2003, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Roger M. Arwood (hereinafter referred to as "Executive"), of Muncie, Indiana.

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

         NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Executive Vice President and Chief Operating Officer, the Corporation and the Executive, each intending to be legally bound, covenant and agree as follows:

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

                  (B) Change of Control: "Change of Control" shall mean:

                           (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 ["Exchange Act"]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation representing twenty-five percent (25%) or more of the combined voting power of the Corporation's then outstanding securities;

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

                  (C) During the period beginning with the Executive=s Date of Termination and continuing until the earlier of
                           (a) the second anniversary of such Date of Termination, or (b) Executive's sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation was paying on the Executive's behalf on the date of such Notice;

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

         IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his name, as of the day and year first above written.


"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
   Michael L. Cox,                             Roger M. Arwood
   President and Chief Executive Officer

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                                  EXHIBIT 10c

                           CHANGE OF CONTROL AGREEMENT


         This Agreement is made and entered into as of February 11, 2003, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Larry R. Helms (hereinafter referred to as "Executive"), of Muncie, Indiana.

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

         NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Senior Vice President and Corporate Counsel, the Corporation and the Executive, each intending to be legally bound, covenant and agree as follows:

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

                  (B) Change of Control: "Change of Control" shall mean:

                           (1) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 ["Exchange Act"]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation representing twenty-five percent (25%) or more of the combined voting power of the Corporation's then outstanding securities;

                           (2) persons constituting a majority of the Board of Directors of the Corporation were not directors of the Corporation for at least the twenty-four (24) preceding months;

                           (3) the stockholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation=s then outstanding securities; or

                           (4) the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets.

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

                  (B) If, following a Change of Control, the Executive=s employment shall be terminated for Cause, the Corporation shall pay him his salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement. If, following a Change of Control, the Executive's employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation's then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement. If, following a Change of Control, the Executive's employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation's normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

                  (C) Constructive Termination. The Executive shall be entitled to terminate his employment upon the occurrence of Constructive Termination. For purposes of this Agreement, "Constructive Termination" shall mean, without the Executive's express written consent, the occurrence, after a Change of Control of the Corporation, of any of the following circumstances:

                           (1) the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation, or a significant adverse reduction or alteration in the nature or status of the Executive's position, duties or responsibilities or the conditions of the Executive=s employment from those in effect immediately prior to such Change of Control;

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

                  (C) During the period beginning with the Executive=s Date of Termination and continuing until the earlier of
                           (a) the second anniversary of such Date of Termination, or (b) Executive's sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation was paying on the Executive's behalf on the date of such Notice;

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

         IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his name, as of the day and year first above written.


"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION

By ______________________________           By ______________________________
   Michael L. Cox,                             Larry R. Helms
   President and Chief Executive Officer

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                                  EXHIBIT 10d

                           FIRST MERCHANTS CORPORATION

                             1994 STOCK OPTION PLAN


I.       PURPOSE

         The purposes of the First Merchants Corporation 1994 Stock Option Plan (the "Plan") are to promote the long-term success of First Merchants Corporation (the "Company") and its subsidiaries, and to attract, retain, and motivate key employees and directors while creating a long-term mutuality of interest with shareholders.

II.      ADMINISTRATION

         The Plan shall be administered by the Compensation Committee (the "Committee"), consisting of three or more non-employee members of the Board of Directors of the Company (the "Board"), all of whom shall be "disinterested persons" as such term is defined in the rules of the Securities and Exchange Commission, as amended from time to time. The Committee shall have full authority to establish regulations for the administration of the Plan and to make any other determination it deems necessary to administer the Plan, except as expressly provided in the Plan.

III.     ELIGIBILITY FOR AWARD

         Non-employee directors of the Company who are serving as directors on the date of grant shall automatically receive options under the Plan, as provided in Section IV. In addition, the Committee shall designate key employees (not non-employee directors) of the Company or any subsidiary of the Company to receive options under the Plan.

IV.      ALLOTMENT OF SHARES

         Shares of common stock of the Company to be issued under the Plan shall be made available, at the discretion of the Board, either from authorized but unissued shares or from issued shares reacquired by the Company. The aggregate number of shares of common stock that may be issued under the Plan shall not exceed 210,000 shares. Where options are for any reason canceled, or expire or terminate unexercised, the shares covered by such options shall again be available for grant of options within the limits provided by the preceding sentence. Options may be allotted to eligible employees (not non-employee directors) at such times and in such amounts as the Committee, in its sole discretion, may determine, provided, however, that in the case of options which are intended to be incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of tile Internal Revenue Code of 1986 (the "Code"):


         (i) the option holder, at the time the option is granted, shall not own common stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, and

         (ii) the aggregate Fair Market Value (determined at the time the option is granted) of the stock with respect to which the options are exercisable for the first time by an individual during any calendar year (under all such plans of the Company and any parent or subsidiary corporations) shall not exceed $100,000.

         Options to purchase 400 shares of common stock, which shall be options that do not qualify as Incentive Stock Options ("Non-Qualified Stock Options"), shall automatically be granted to all non-employee directors of the Company each July 1 during the term of the Plan. However, if at any time insufficient shares remain available for allotment to non-employee directors in accordance with the preceding sentence, the number of options allotted to each such director shall be reduced proportionally.

V.        GRANTING OF OPTIONS

         All options granted under the Plan shall be in such form as the Committee may from time to time approve. The Committee shall determine in each case whether the options are Incentive Stock Options or Non-Qualified Stock Options; provided, however, options granted to non-employee directors must be Non-Qualified Stock Options. All options granted under the Plan shall be subject to the following terms and conditions:

         (a) Option Price. The option price per share with respect to each option granted to a non-employee director shall be equal to 100% of the Fair Market Value of the common stock at the date the option is granted. The Committee shall determine the option price per share with respect to each option granted to an eligible employee; provided, however, the option price shall not be less than 100% of the Fair Market Value of the common stock at the date the option is granted.

         (b) Period of Option. Unless a shorter period is fixed by the Committee or another provision of this Plan, each option may be exercised during a period of ten years from the date the option was granted.

         (c) Payment. The option price shall be payable in cash, by tender to the Company of shares of Company stock owned by the option holder, or by any combination thereof. No shares shall be issued until full payment has been made. A holder of an option shall have none of the rights of a shareholder until the shares are issued.

         (d) Exercise of Options. The shares covered by an option may be purchased on such installments and on such exercise dates as the Committee may determine, provided, however, that no option shall become exercisable until at least six months after grant unless disability of the option holder occurs before the expiration of the six-month period. Any shares not purchased on the applicable exercise date may be purchased thereafter at any time prior to the final expiration of the option. In no event shall any option be exercisable after the expiration of ten years from the date upon which the option was granted. Each option shall become exercisable according to terms set by the Committee at the time of grant, except as specified in Section VI (Acceleration of Exercisability on Change of Control). The Committee may direct that an option become exercisable in installments, which need not be annual installments, over a period which may be less than the term of the option. At such time as an installment shall become exercisable, it may be exercised at any time thereafter in whole or in part until the expiration or termination of the option. The Committee may, in its sole discretion, prescribe shorter or longer time periods and additional requirements with respect to exercise of an option.

          (e) Nontransferability of Options. An option granted under the Plan may not be transferred except by will or the laws of descent and distribution and, during the lifetime of the employee or director to whom granted, may be exercised only by such employee or director, or his or her guardian or legal representative.

         (f) Termination of Employment. Upon the termination of an option holder's employment (for any reason other than retirement, disability, death or termination for deliberate, willful or gross misconduct), option privileges shall be limited to the shares which were immediately purchasable at the date of such termination and such option privileges shall expire unless exercised before the date of such termination. If an option holder's employment is terminated for deliberate, willful or gross misconduct, as determined by the Board, all rights under the option shall expire upon receipt of the notice of such termination.

         (g) Retirement or Disability of an Option Holder. In the event of an option holder's disability (within the meaning of Section 22(e)(3) of the Code) or retirement as an employee or director, option privileges shall apply to those shares immediately purchasable at the date of separation from service. The Committee, in its sole discretion, may provide that any options outstanding but not yet exercisable upon the separation of the option holder may become exercisable in accordance with a schedule determined by the Committee; provided, however, that in the event of retirement no options shall become exercisable until at least six months after grant. Option privileges under Incentive Stock Options may be exercised as such only during the three months following the option holder's date of separation, but in no event later than the date on which the option terminates. During the remainder of the exercise period, if any, the option may be exercised as a Non-Qualified Stock Option.

         (h) Death of Option Holder. Upon the death of an option holder, option privileges shall apply to those shares which were immediately purchasable at the time of death. Option privileges shall expire unless exercised by legal representatives or beneficiaries within one year after the date of the employee's or director's death, but no later than the date on which the option terminates.

VI.      ACCELERATION OF EXERCISABILITY ON CHANGE OF CONTROL

         Upon a Change of Control of the Company, all options theretofore granted and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time in accordance with the provisions of the Plan relating to periods of exercisability and to termination of employment.

         A "Change of Control" shall be deemed to have occurred if:

         (i) any individual, entity or firm becomes the beneficial owner of 40% or more of the outstanding common stock of the Company, provided, however, that such an event shall not constitute a Change of Control if such shareholder has entered into an agreement with the Company, approved by the Board, which materially restricts the right of such shareholder to direct or influence the management or policies of the Company; or

          (ii) in any solicitation of proxies from the security holders of the Company, proxies are solicited by or on behalf of a person or entity other than the Board and, upon the conclusion of such solicitation, nominees of such person or entity are elected to one-half or more of the then available positions on the entire Board.

         The merger or consolidation of the Company with any other entity shall not, as such, be regarded as a Change of Control for the purposes of this Plan. The effect of such a merger or consolidation shall be determined by the provisions of this Section.

VII.     FAIR MARKET VALUE

         "Fair Market Value" shall mean the value of a share of common stock on a particular date, determined as follows: (i) if the common stock is not listed on such date on any national securities exchange, the average between the highest "bid" and lowest "offered" quotations of a share on such date (or, if none, on the most recent date on which there were bid and offered quotations of a share), as reported by the National Association of Securities Dealers Automated Quotation System, or other similar service selected by the Committee;
(ii) if the common stock is neither listed on such date on a national securities exchange nor traded in the over-the-counter market, the fair market value of a share on such date as determined in good faith by the Committee; or (iii) if the common stock is listed on such! date on one or more national securities exchanges, the last reported sale price of a share on such date as recorded on the composite tape system, or, if such system does not cover the common stock, the last reported sale price of a share on such date on the principal national securities exchange on which the common stock is listed or, if no sale of common stock took place on such date, the last reported sale price of a share on the most recent day on which a sale of a share took place as recorded by such system or on such exchange, as the case may be.

VIII.     ADJUSTMENT IN THE EVENT OF RECAPITALIZATION

         In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure of the Company, the Committee shall make such adjustments, if any, as are appropriate in the number and kind of shares authorized by the Plan, in the number and kind of shares covered by the options granted and in the option price.

IX.      AMENDMENTS AND DISCONTINUANCE

         The Board may discontinue the Plan at any time and may from time to time amend or revise the terms of the Plan as permitted by applicable statutes, except that it may not revoke or alter, in a manner unfavorable to the holders, any options then outstanding, or amend the Plan without shareholder approval so as to materially: (i) increase the benefits accruing to participants under the Plan; (ii) increase the number of securities which may be issued under the Plan;
(iii) modify the requirements as to eligibility for participation in the Plan; or (iv) increase the cost of the Plan to the Company. In addition, Plan provisions relating to non-employee directors may not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974 (ERISA), or the rules thereunder.

X.       COMPLIANCE WITH RULE 16b-3

         With respect to persons subject to Section 16 of the Securities Exchange Act of 1934 (the "1934 Act"), transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the 1934 Act. To the extent any provisions of the Plan or action by the Committee fails to so comply, it shall be deemed null and void, if permitted by law and deemed advisable by the Committee.

XI.      EFFECTIVE DATE AND TERM OF THE PLAN

         The 1994 Stock Option Plan shall become effective on July 1, 1994, subject to prior approval of the shareholders. No option shall be granted pursuant to this Plan after June 30.1999. However, options theretofore granted may extend beyond that date in accordance with their terms and the provisions of the Plan.

                                   Exhibit 99.1

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President & Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  05/15/2003                        by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark
K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  05/15/2003                        by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
                                                                         Page 72