Form 10-Q
period 2003-06-30
FIRST MERCHANTS CORP
filed 2003-08-14
CIK 712534

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 17,602,949 outstanding common shares, without par value, of the registrant.

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

                  Consolidated Condensed Statements of
                  Comprehensive Income.........................................5

                  Consolidated Condensed Statements of
                  Stockholders' Equity.........................................6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........8

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................17

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................28

 Item 4.          Controls and Procedures.....................................28

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................29

 Item 2.          Changes in Securities and Use of Proceeds...................29

 Item 3.          Defaults Upon Senior Securities.............................29

 Item 4.          Submission of Matters to a Vote of Security Holders.........29

 Item 5.          Other Information...........................................29

 Item 6.          Exhibits and Reports of Form 8-K............................30

 Signatures...................................................................32

 Exhibit Index................................................................33

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                     June 30,     December 31,
                                                                       2003            2002
                                                                    -----------    -----------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    89,126    $    87,638
  Federal funds sold ............................................        14,150         31,400
                                                                    -----------    -----------
    Cash and cash equivalents ...................................       103,276        119,038
  Interest-bearing deposits......................................         8,777          3,568
  Investment securities available for sale ......................       354,540        332,925
  Investment securities held to maturity ........................         8,563          9,137
  Mortgage loans held for sale...................................        15,151         21,545
  Loans, net of allowance for loan losses of $30,639 and $22,417.     2,293,937      1,981,960
  Premises and equipment ........................................        39,313         38,645
  Federal Reserve and Federal Home Loan Bank Stock...............        13,933         11,409
  Interest receivable ...........................................        16,592         17,346
  Goodwill ......................................................       118,735         87,640
  Core deposit intangibles ......................................        25,928         19,577
  Cash surrender value of life insurance.........................        34,575         14,309
  Other assets ..................................................        23,641         21,588
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,056,961    $ 2,678,687
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   324,735    $   272,128
    Interest-bearing ............................................     1,988,593      1,764,560
                                                                    -----------    -----------
      Total deposits ............................................     2,313,328      2,036,688
  Borrowings ....................................................       417,669        356,927
  Interest payable ..............................................         5,494          6,019
  Other liabilities..............................................        19,460         17,924
                                                                    -----------    -----------
      Total liabilities .........................................     2,755,951      2,417,558

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares ....................
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares ............................
    Issued and outstanding - 17,531,597 and 16,322,748 shares....         2,191          2,040
  Additional paid-in capital ....................................       148,406        116,503
  Retained earnings .............................................       144,457        138,110
  Accumulated other comprehensive income ........................         5,956          4,476
                                                                    -----------    -----------
      Total stockholders' equity ................................       301,010        261,129
                                                                    -----------    -----------
      Total liabilities and stockholders' equity .                  $ 3,056,961    $ 2,678,687
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended       Six Months Ended
                                                                         June 30,                June 30,
                                                                    2003        2002         2003         2002
Interest Income:
  Loans receivable
    Taxable ...................................................   $35,759     $34,875     $ 70,932     $ 59,142
    Tax exempt ................................................       162         126          327          234
  Investment securities
    Taxable ...................................................     1,600       2,641        3,279        4,544
    Tax exempt ................................................     1,626       1,670        3,257        2,657
  Federal funds sold ..........................................       177          84          290          265
  Deposits with financial institutions ........................        19          84           41          106
  Federal Reserve and Federal Home Loan Bank stock ............       211         198          409          321
                                                                  -------     -------     --------     --------
      Total interest income ...................................    39,554      39,678       78,535       67,269
                                                                  -------     -------     --------     --------
Interest expense:
  Deposits ....................................................     9,048      10,842       17,932       19,070
  Borrowings ..................................................     4,551       3,754        8,638        5,739
                                                                  -------     -------      -------     --------
    Total interest expense ....................................    13,599      14,596       26,570       24,809
                                                                  -------     -------      -------     --------
Net Interest Income ...........................................    25,955      25,082       51,965       42,460
Provision for loan losses .....................................     2,123       1,284        6,724        2,476
                                                                  -------     -------      -------     --------
Net Interest Income After Provision for Loan Losses ...........    23,832      23,798       45,241       39,984
                                                                  -------     -------      -------     --------
Other Income:
  Net realized gains on sales of available-for-sale securities.        67         290          438          408
  Other income ................................................    11,086       6,761       19,001       11,807
                                                                  -------     -------      -------     --------
Total other income ............................................    11,153       7,051       19,439       12,215
Total other expenses ..........................................    22,935      18,938       44,376       31,942
                                                                  -------     -------      -------     --------
Income before income tax ......................................    12,050      11,911       20,304       20,257
Income tax expense ............................................     3,305       3,971        5,901        6,844
                                                                  -------     -------      -------     --------
Net Income ....................................................   $ 8,745     $ 7,940      $14,403     $ 13,413
                                                                  =======     =======      =======     ========

Per share:

    Basic .....................................................   $   .50     $   .49      $   .84    $     .90
    Diluted ...................................................       .50         .48          .84          .89
    Dividends .................................................       .23         .22          .46          .44

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended            Six Months Ended
                                                                                         June 30                      June 30
                                                                                 ----------------------       ----------------------
                                                                                    2003         2002           2003         2002
                                                                                 ---------    ---------       ---------    ---------
Net Income...................................................................... $  8,745     $  7,940       $14,403      $13,413

Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the period, net of
        income tax expense of $1,279, $1,991, $1,162, and $1,176................    1,918        2,987         1,743        1,764
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $27, $116, $175 and $163......       40          174           263          245
                                                                                 ---------    ---------      ---------    ---------
                                                                                    1,878        2,813         1,480        1,519
                                                                                 ---------    ---------      ---------    ---------
Comprehensive income............................................................ $ 10,623     $ 10,753       $15,883      $14,932
                                                                                 =========    =========      =========    =========

See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2003         2002
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 261,129    $ 179,128

Net income .....................................................      14,403       13,413

Cash dividends .................................................      (8,058)      (6,494)

Other comprehensive loss, net of tax............................       1,480        1,519

Stock issued under dividend reinvestment and stock purchase plan         570          449

Stock options exercised ........................................         277          160

Stock Redeemed .................................................        (125)      (4,296)

Issuance of stock in acquisitions...............................      31,218       67,551

Cash paid in lieu of fractional shares..........................         116
                                                                   ---------    ---------

Balances, June 30...............................................   $ 301,010    $ 251,430
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                     ----------------------------------
                                                                                          2003               2002
                                                                                     ----------------   ---------------
Cash Flows From Operating Activities:
  Net income........................................................................ $       14,403     $       13,413
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................          6,724              2,476
    Depreciation and amortization...................................................          2,254              2,996
    Mortgage loans originated for sale..............................................       (139,855)           (35,457)
    Proceeds from sales of mortgage loans...........................................        146,249             36,805
    Change in interest receivable...................................................          1,616                408
    Change in interest payable......................................................           (881)               (89)
    Other adjustments...............................................................         (3,376)            (2,625)
                                                                                     ---------------    ---------------
      Net cash provided by operating activities..................................... $       27,134     $       17,927
                                                                                     ---------------    ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits........................................... $       (5,209)    $         (280)
  Purchases of
    Securities available for sale...................................................       (172,549)           (86,970)
  Proceeds from maturities of
    Securities available for sale...................................................        106,228             63,281
    Securities held to maturity.....................................................                             1,562
  Proceeds from sales of
    Securities available for sale...................................................         37,493              8,724
  Net change in loans...............................................................        (19,999)           (59,888)
  Net cash paid in acquisitions.....................................................         (7,793)           (12,532)
  Other adjustments.................................................................         (1,680)
                                                                                     ---------------    ---------------
      Net cash used by investing activities......................................... $      (63,509)    $      (89,207)
                                                                                     ---------------    ---------------


Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits..................................................... $       (2,210)    $          938
    Certificates of deposit and other time deposits.................................          7,313             27,071
    Borrowings......................................................................         22,732             87,431
  Cash dividends....................................................................         (8,183)            (6,494)
  Stock issued under dividend reinvestment and stock purchase plan..................            570                449
  Stock options exercised...........................................................            275                160
  Stock repurchased.................................................................                            (4,296)
  Cash paid in lieu of fractional shares............................................            116
                                                                                     ---------------    ---------------
    Net cash provided by financing activities.......................................         20,613            105,259
                                                                                     ---------------    ---------------
Net Change in Cash and Cash Equivalents.............................................        (15,762)            33,979
Cash and Cash Equivalents, January 1................................................        119,038            103,028
                                                                                     ---------------    ---------------
Cash and Cash Equivalents, June 30.................................................. $      103,276     $      137,007
                                                                                     ===============    ===============

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 1.  General

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Accounting Matters

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS continued

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 3.  Business Combinations

On March 1, 2003, the Corporation acquired 100% of the outstanding stock of CNBC Bancorp, the holding company of Commerce National Bank ("Commerce National"), CNBC Retirement Services, Inc. ("CRS, Inc.") and CNBC Statutory Trust I (the "Trust"). Commerce National is a national chartered bank located in Columbus, Ohio. CNBC Bancorp was merged into the Corporation, and Commerce National maintained its national charter as a wholly-owned subsidiary of the Corporation. CRS, Inc. and the Trust are also maintained as wholly-owned subsidiaries of the Corporation. The Corporation issued approximately 1,166,897 shares of its common stock and approximately $24,562,000 in cash to complete the transaction. As a result of the acquisition, the Corporation will have an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $55,729,000, including goodwill of $30,291,000 none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $8,171,000 were recognized and will be amortized over 10 years using the 150% declining balance method.

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

        Investments.......................     $ 12,500
        Loans.............................      298,702
        Premises and equipment............        1,293
        Core deposit intangibles..........        8,171
        Goodwill..........................       30,291
        Other.............................       20,789
                                               --------
           Total assets acquired..........      371,746
                                               --------
        Deposits..........................      271,537
        Other.............................       44,480
                                               --------
           Total liabilities acquired.....      316,017
                                               --------
           Net assets acquired............     $ 55,729
                                               --------

The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the CNBC Bancorp merger had taken place at the beginning of each period.

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                2003          2002      2003          2002
                                               ------        ------    ------        ------

        Net Interest Income...........        $25,955       $27,402   $53,579       $47,161

        Net Income....................          8,745         8,376    10,522        14,361

        Per Share - combined:
           Basic Net Income...........            .50           .48       .60           .90
           Diluted Net Income.........            .50           .47       .60           .89


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value

Available for sale at June 30, 2003
  U.S. Treasury ....................   $  1,497   $      1              $  1,498
  Federal agencies..................     27,605        530   $    (23)    28,112
  State and municipal ..............    130,139      9,271         (5)   139,405
  Mortgage-backed securities .......    150,302      1,347               151,649
  Other asset-backed securities.....      3,327         17                 3,344
  Corporate obligations.............     10,323        177                10,500
  Marketable equity securities......     19,973         59                20,032
                                       --------   --------   --------   --------
      Total available for sale .....    343,166     11,402        (28)   354,540
                                       --------   --------   --------   --------


Held to maturity at June 30, 2003
  State and municipal...............      8,464        589                 9,053
  Mortgage-backed securities........         99                               99
                                       --------   --------   --------   --------
      Total held to maturity .......      8,563        589                 9,152
                                       --------   --------   --------   --------
      Total investment securities ..   $351,729   $ 11,991   $    (28)  $363,692
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
                                           ========    ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                      June 30,   December 31,
                                                                                        2003         2002
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   453,323    $   406,644
  Agricultural production financing and other loans to farmers .................        92,552         85,059
  Real estate loans:
    Construction ...............................................................       143,459        133,896
    Commercial and farmland ....................................................       547,134        401,561
    Residential ................................................................       837,756        746,349
  Individuals' loans for household and other personal expenditures .............       194,357        206,083
  Tax-exempt loans .............................................................        11,053         12,615
  Other loans ..................................................................        44,942         12,170
                                                                                   -----------    -----------
                                                                                     2,324,576      2,004,377
  Allowance for loan losses.....................................................       (30,639)       (22,417)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,293,937    $ 1,981,960
                                                                                   ===========    ===========

                                                                                        Six Months Ended
                                                                                             June 30

                                                                                       2003           2002
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    22,417    $    15,141

  Allowance acquired in acquisition.............................................         3,727          6,902

  Provision for losses .........................................................         6,724          2,476

  Recoveries on loans ..........................................................         1,013            613

  Loans charged off ............................................................        (3,242)        (3,169)
                                                                                   -----------    -----------
  Balances, June 30.............................................................   $    30,639    $    21,963
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                June 30,      December 31,
summarized below:                                      2003            2002
================================================================================
As of:
Non-accrual loans................................    $ 22,532       $ 14,134

Loans contractually past due 90 days
  or more other than nonaccruing.................       5,295          6,676

Restructured loans...............................         899          2,508
                                                     --------       --------
    Total........................................    $ 28,726       $ 23,318
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended June 30,
                                                           2003                                           2002
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    8,745        17,517,071    $     .50      $    7,940        16,306,998    $     .49
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      120,219                                        165,872
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    8,745        17,637,290    $     .50      $    7,940        16,472,869    $     .48
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 225,628 and 12,285 shares for the three months ended June 30, 2003 and 2002 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                     Six Months Ended June 30,
                                                           2003                                           2002
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   14,403        17,125,191    $     .84      $   13,413        14,870,124    $     .90
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      113,222                                        143,820
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   14,403        17,238,413    $     .84      $   13,413        15,013,944    $     .89
                                         ==========       ============   ==========     ==========       ============   ==========


Options to purchase 226,469 and 75,598 shares for the six months ended June 30, 2003 and 2002 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 7. Borrowings

CUMULATIVE TRUST PREFERRED SECURITIES

In April 2002, the Corporation and FMC Trust I (the "Trust") entered into an Underwriting Agreement with Stifel, Nicolaus & Company, Incorporated and RBC Dain Rauscher, Inc. for themselves and as co-representatives for several other underwriters (the "Underwriting Agreement"). In April 2002, and pursuant to the Underwriting Agreement, the Trust issued 2,127,500 8.75% Cumulative Trust
Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities") with an aggregate liquidation value of $53,187,500. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Corporation's 8.75% Junior Subordinated Debentures due June 30, 2032 (the "Debentures"). The Preferred Securities are recorded as borrowings in the Corporation's consolidated June 30, 2003, balance sheet and treated as Tier 1 Capital for regulatory capital purposes. The Debentures will mature and the Preferred Securities must be redeemed on June 30, 2032. The Trust has the option of shortening the maturity date to a date not earlier than June 30, 2007, requiring prior approval of the Board of Governors of the Federal Reserve System.

OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES

As part of the March 1, 2003, acquisition of CNBC Bancorp ("CNBC"), referenced in Note 3 to the consolidated condensed financial statements, the Corporation assumed $4.0 million of 10.20% fixed rate obligated mandatory redeemable capital securities issued in February 2001 through a subsidiary trust of CNBC as part of a pooled offering. The Corporation may redeem them, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.10% of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System. The securities are recorded as borrowings in the Corporation's consolidated June 30, 2003, balance sheet and treated as Tier 1 Capital for regulatory capital purposes.

SUBORDINATED DEBENTURES, REVOLVING CREDIT LINES AND TERM LOANS

On June 30, 2003, other borrowed funds included $40,594,000 which represents the outstanding balance of a Loan and Subordinated Debenture Loan Agreement entered into with LaSalle Bank, N.A. on March 25, 2003. The Agreement includes three credit facilities:

        * The Term Loan of $5,000,000 matures on March 25, 2010. Interest is calculated at a floating rate equal to the lender's prime rate or LIBOR plus 1.50%. The Term Loan is secured by 100% of the common stock of First Merchants Bank, National Association, Muncie, Indiana and 100% of the common stock of Lafayette Bank and Trust Company, Lafayette, Indiana. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.
        * The Revolving Loan had a balance of $10,594,000 at June 30, 2003. Interest is payable monthly based on LIBOR plus 1%. Principal and interest are due on or before March 23, 2004. The total principal amount outstanding at any one time may not exceed $20,000,000.
        *  The Subordinated Debt of $25,000,000 matures on March 25, 2010.
           Interest is calculated at a floating rate equal to, at the
           Corporation's option, either the lender's prime rate or LIBOR plus 2.50%. The Agreement is secured by 100% of the common stock of First Merchants Bank, National Association, Muncie, Indiana and 100% of the common stock of Lafayette Bank and Trust Company, Lafayette, Indiana. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. The Subordinated Debentures are recorded as borrowings in the Corporation's consolidated balance sheet and treated as Tier 2 capital for regulatory capital purposes.

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 8.  Stock Based Compensation

Stock options are granted for a fixed number of shares to employees. The Corporation's stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. APB No. 25 requires compensation expense for stock options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of the grant. Accordingly, the Corporation recognized compensation expense of $4,000 for the three months ended June 30, 2003 and $10,000 for the six months ended June 30, 2003, related to specific grants in which the market price exceeded the exercise price. For all remaining grants, no stock-based employee compensation cost is reflected in net income, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net income and earnings per share if the Corporation has applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30,                     June 30,
                                                                     2003         2002             2003         2002
                                                                -------------------------     -------------------------
Net income, as reported .....................................   $    8,745    $    7,940      $   14,403    $   13,413
Add:  Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes...........................................            4             6              10            12

Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................         (242)         (173)           (492)         (345)
                                                                ----------    ----------      ----------    ----------
Pro forma net income ........................................   $    8,507    $    7,773      $   13,921    $   13,080
                                                                ==========    ==========      ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $      .50    $      .49      $      .84    $      .90
   Basic - pro forma ........................................          .49           .48             .81           .88
   Diluted - as reported ....................................          .50           .48             .84           .89
   Diluted - pro forma ......................................          .48           .47             .81           .87

Options to purchase 225,628 and 12,285 shares for the three months ended March 31, 2003 and 2002 and options to purchase 226,469 and 75,598 shares for the six months ended June 30, 2003 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

     * adverse changes in the Indiana and Ohio economies, which might affect the Corporation's business prospects and could cause credit-related losses and expenses;

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

RESULTS OF OPERATIONS

        Net income for the three months ended June 30, 2003, equaled $8,745,000, compared to $7,940,000 in the same period of 2002. Diluted earnings per share were $.50 an increase of $.02 over the $.48 reported for the second quarter 2002.

        Net income for the six months ended June 30, 2003, equaled $14,403,000, compared to $13,413,000 during the same period in 2002. Diluted earnings per share were $.84, a 5.6% decrease over $.89 in 2002.

        Annualized returns on average assets and average stockholders' equity for six months ended June 30, 2003 were 1.00 percent and 10.10 percent, respectively, compared with 1.24 percent and 12.49 percent for the same period of 2002.

        The declines in diluted earnings per share, return on equity and return on assets are primarily due to increased provision for loan losses, which is discussed in the "ASSET QUALITY/PROVISION FOR LOAN LOSSES" section of Management's Discussion & Analysis of Financial Condition and Results of Operations.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

CAPITAL

         The Corporation's capital continues to exceed regulatory minimums and management believes that its capital levels continue to be a distinct advantage in the competitive environment in which the Corporation operates.

         The Corporation's Tier I capital to average assets ratio was 7.9 percent at year-end 2002 and 7.3 percent at June 30, 2003. At June 30, 2003, the Corporation had a Tier I risk-based capital ratio of 9.1 percent and total risk-based capital ratio of 11.4 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

ASSET QUALITY/PROVISION FOR LOAN LOSSES

         The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review provided by an outside accounting firm. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See Critical Accounting Policies)

      At June 30, 2003, non-performing loans totaled $28,726,000, an increase during the period of $5,408,000 from December 31, 2002, as noted in the table on the following page. This increase was primarily due to three loans totaling $8,495,000, related to declining collateral values of a single borrower, being placed on non-accrual status, while loans 90 days past due other than non-accrual and restructured loans decreased by $2,990,000.

      At June 30, 2003, impaired loans totaled $58,144,000, an increase of $14,193,000 from December 31, 2002. The increase was primarily attributable to the impairment of three loans totaling $8,495,000 related to declining collateral values of a single commercial borrower. At June 30, 2003, an allowance for losses was not deemed necessary for impaired loans totaling $37,325,000, but an allowance of $9,704,000 was recorded for the remaining balance of impaired loans of $20,819,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for the first six months of 2003 was $60,564,000.

      At December 31, 2002, impaired loans totaled $44,351,000. An allowance for losses was not deemed necessary for impaired loans totaling $27,450,000, but an allowance of $7,299,000 was recorded for the remaining balance of impaired loans of $16,901,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2002 was $49,663,000.

      At June 30, 2003, the allowance for loan losses was $30,639,000, an increase of $8,222,000 from year end 2002. As a percent of loans, the allowance was 1.31 percent at June 30, 2003 compared with 1.11 percent at December 31, 2002.
                                                                         Page 19

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

      The provision for loan losses for the first six months of 2003 was $6,724,000, an increase of $4,248,000 from $2,476,000 for the same period in 2002. The Corporation's adequacy of the allowance for loan losses reflects increased non-performing loans, increased specific reserves and increased impaired loans, resulting in increased provision expense. Of the $4.3 million increase, $2.8 million is due to declining collateral values of a single commercial borrower, with the remaining based on the regular ongoing evaluation of the loan portfolios of the Corporation's bank subsidiaries. Current non-performing and impaired loan balances indicate that some decline in loan asset quality has occurred, which management believes is a result of current economic conditions.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.

(dollars in thousands)                                  June 30,   December 31,
                                                          2003         2002
================================================================================

Non-accrual loans ..............................         $22,532     $14,134

Loans contractually
   past due 90 days or more
   other than non-accruing .....................           5,295       6,676

Restructured loans .............................             899       2,508
                                                         -------     -------

   Total non-performing loans ..................         $28,726     $23,318
                                                         =======     =======

                                                                Six Months Ended
                                                                    June 30,
                                                               ------------------
                                                               2003          2002
                                                               ----          ----
                                                             (Dollars in Thousands)
  Balance at beginning of period .........................   $22,417       $15,141
                                                             -------       -------
  Chargeoffs .............................................     3,242         3,169
  Recoveries .............................................     1,013           613
                                                             -------       -------
  Net chargeoffs .........................................     2,229         2,556
  Provision for loan losses ..............................     6,724         2,476
  Allowance acquired in acquisition.......................     3,727         6,902
                                                             -------       -------
  Balance at end of period ...............................   $30,639       $21,963
                                                             =======       =======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period (1).......................       .20%          .31%


(1)    First six months annualized



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

      The liquidity of the Corporation is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of the Corporation's bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as a funding source. At June 30, 2003, total borrowings from the FHLB were $216,444,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2003, was $218,630,000. At June 30, 2003, the Corporation's revolving line of credit had a balance of $10,594,000 and a remaining borrowing capacity of $9,406,000. The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $354,540,000 at June 30, 2003, a increase of $21,615,000 or 6.5%
over December 31, 2002. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,806,000 at June 30, 2003. In addition, other types of assets-such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year-are sources of liquidity.

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

     The Corporation provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at June 30, 2003 are as follows:

                                                                  At June 30,
(Dollars in thousands)                                                2003
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  437,494
Standby letters of credit .......................................     23,970
                                                                  ----------
                                                                  $  461,464
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at June 30, 2003 are as follows:

                                2003       2004       2005       2006       2007      2008       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    484   $    795   $    533   $    567   $    345   $    324   $  3,048
Trust preferred securities                                                            57,188     57,188
Long-term debt ...........    108,152     42,594     23,000     22,403     11,495    152,837    360,481
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $108,636   $ 43,389   $ 23,533   $ 22,970   $ 11,840   $210,349   $420,717
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

         Management believes that the Corporation's liquidity and interest
sensitivity   position  at  June  30,  2003,   remained  adequate  to  meet  the
Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios for the period ended June 30, 2004 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended June 30, 2004 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                              200 Basis Points    (50) Basis Points
Federal Funds                      200                 (50)
One-Year T-Bill                    200                 (25)
Two-Year T-Bill                    200                 (25)
Three-Year T-Bill                  200                 (50)
Interest Checking                  100
MMIA Savings                       100
First Flex                         100                 (25)
CD's                               200                 (50)
FHLB Advances                      200                 (50)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at June 30, 2003. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $113,620    $117,678    $112,362

Variance from base                                        $  4,058    $ (1,258)

Percent of change from base                                    3.57%     (1.11)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

         The following table presents the earning asset mix as of June 30, 2003, and December 31, 2002.

         Loans grew by over $320 million from December 31, 2002 to June 30, 2003, while investment securities increased by $21.1 million during the same period. A portion of the increase is attributable to the March 1, 2003 acquisition of CNBC Bancorp. Excluding increases related to this acquisition, loans increased by $10.5 million and investments increased by $8.2 million during the six month period.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                            June 30,              December 31,
                                                                   2003                   2002
---------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    23.0               $     35.0

Investment securities available for sale .......                   354.5                    332.9

Investment securities held to maturity .........                     8.6                      9.1

Mortgage loans held for sale ...................                    15.2                     21.5

Loans ..........................................                 2,324.6                  2,004.4

Federal Reserve and Federal Home Loan Bank stock                    13.9                     11.4
                                                               ----------              ----------

                     Total .....................               $ 2,739.8               $  2,414.3
                                                               ==========              ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances, trust preferred securities and other borrowed funds)at June 30, 2003, and December 31, 2002.

--------------------------------------------------------------------------------

(Dollars in Millions)                                June 30,          December 31,
                                                       2003                2002
                                                    ----------         ------------
Deposits ........................................   $  2,313.3          $  2,036.7
Securities sold under repurchase agreements......         75.4                89.6
FFP and U.S. Treasury demand notes...............
Federal Home Loan Bank advances .................        216.5               184.7
Trust preferred securities.......................         57.2                53.2
Subordinated debentures, revolving credit lines
   and term loans................................         40.6                19.3
Other borrowed funds ............................         28.0                10.2


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2003 and 2002.

         Annualized net interest income (FTE) for the six months ended June 30, 2003 increased by $19,733,000, or 22.4 percent over the same period in 2002, due to an increase in average earning assets of over $608 million. For the same period interest income and interest expense, as a percent of average earning assets, decreased 73 basis points and 45 basis points respectively.

---------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
---------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the three months
  Ended June 30,
           2003                   5.99%                2.01%                3.98%          $2,705,844          $107,623

           2002                   7.02%                2.52%                4.50%          $2,315,288          $104,194

-------------------------------------------------------------------------------------------------------------------------------

---------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
(Dollars in Thousands)
                             Interest Income                         Net Interest Income                     Annualized
                            (FTE) as a Percent   Interest Expense    (FTE) as a Percent                  Net Interest Income
                                of Average         as a Percent          of Average          Average             On a
                              Earning Assets        of Average         Earning Assets        Earning        Fully Taxable
                                                  Earning Assets                             Assets        Equivalent Basis
---------------------------- ------------------- -------------------- -------------------- -------------- ---------------------
For the six months
  Ended June 30,
           2003                   6.23%                2.06%                4.17%          $2,585,749          $107,765

           2002                   6.96%                2.51%                4.45%          $1,977,412          $88,032

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

         Other income in the second quarter of 2003 exceeded the same quarter in the prior year by $4,102,000, or 58.2 percent.

Two major areas account for most of the increase:

1. Gains on sales of mortgage loans included in other income increased by $3,101,000 due to increased mortgage volume. In addition, decreasing mortgage loan rates caused an increase in refinancing volume, which facilitated an increase in loan sales activity.

2. A gain on life insurance proceeds included in other income totaled $535,000 for the second quarter of 2003 compared to $0 for the same period last year. The gain represented the net life insurance proceeds received.

         Other income for the first six months of 2003 exceeded the same period in the prior year by $7,224,000 or 59.1 percent.

Five major areas account for most of the increase:

1. Gains on sales of mortgage loans included in other income increased by $3,752,000 due to increased mortgage volume. In addition, decreasing mortgage loan rates caused an increase in refinancing volume, which facilitated an increase in loan sales activity.

2. Service charges on deposit accounts increased $1,518,000 or 37.9 percent due to increased number of accounts, price adjustments and approximately $948,000 of additional service charge income related to April 1, 2002 acquisition of Lafayette.

3. A gain on life insurance proceeds included in other income was $535,000 for the first six months of 2003 compared to $0 for the same period last year. The gain represented the net insurance proceeds received.

4. Insurance Commissions increased by $401,000 or 37.8 percent primarily as a result of the September 6, 2002 acquisition of Stephenson Insurance Services, Inc.

5. Revenues from fiduciary activities increased $465,000 or 14.9 percent due primarily to the additional fees related to the acquisition of Lafayette.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

OTHER EXPENSES

         Total other expenses represent non-interest operating expenses of the Corporation. Total other expense during the second quarter of 2003 exceeded the same period of the prior year by $3,997,000, or 21.1 percent.

Two major areas account for most of the increase:

1. Salaries and benefit expense grew $2,478,000 or 23.8 percent, due to normal salary increases, staff additions and additional salary cost related to the March 1, 2003 acquisition of Commerce National Bank.

2. Net occupancy expenses increased by $233,000 or 24.1 percent primarily due to the acquisition of Commerce National Bank.

         Total other expenses during the first six months in 2003 exceeded the same period of the prior year by $12,434,000, or 38.9 percent.

Six major areas account for most of the increase:

1. Salaries and benefit expense grew $6,984,000 or 39.5 percent, due to normal salary increases, staff additions and additional salary cost related to the April 1, 2002 acquisition of Lafayette and the March 1, 2003 acquisition of Commerce National Bank.

2. Net occupancy expenses increased by $591,000 or 34.8 percent primarily due to the acquisitions of Lafayette and Commerce National Bank.

3. Equipment expense increased by $892,000 or 30.1 percent primarily due to the acquisitions of Lafayette and Commerce National Bank.

4. Core deposit intangible amortization increased by $766,000, due to utilization of the purchase method of accounting for the Corporation related to the acquisitions of Lafayette and Commerce National Bank.

5. The Corporation accrued $460,000 in anticipation of a settlement from a claim made against First Merchants Corporation, which is presently being negotiated.

6. Prepayment penalties for early prepayment of FHLB advances increased by $340,000 for the first six months of 2003 over the same period in 2002.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

         Income tax expense, for the six months ended June 30, 2003, decreased by $943,000 from the same period in 2002. The effective tax rate was
29.1 and 33.8 percent for the 2003 and 2002 periods. Most of this decrease is a result of increases in tax exempt interest income and reduced state taxes, resulting from the effect of state income apportionment.

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

         d.  None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         At the April 10th, 2003, Annual Meeting of Shareholders of the Corporation, the following matters were submitted to a vote of the shareholders.

         Election of Directors - The following directors were elected for a term of three years.

                                                              Vote Count
                                         ------------------------------------------------
                                             Vote For       Vote Against   Vote Abstained
                                         ----------------  --------------  --------------

                Roger M. Arwood             13,063,381           0          103,596
                James F. Ault               13,060,888           0          106,058
                Richard A. Boehning         12,903,566           0          263,381
                Frank A. Bracken            13,058,493           0          108,454
                Barry J. Hudson             13,062,715           0          104,232
                Robert T. Jeffares          13,046,450           0          120,497

Item 5.  Other Information
--------------------------

         None
                                                                         Page 29

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a.  Exhibits

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants
                                Corporation, as most
                                recently amended on
                                April 10, 2003                      34

                31.1            Certification of Chief
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002                                48

                31.2            Certification of Chief
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002                                49

                32              Certifications Pursuant to
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002                         50

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K continued
---------------------------------------------------

         b.  Reports on Form 8-K

             A report on Form 8-K, dated April 28, 2003, was filed on April 28, 2003 under report item number 9, concerning the Press Release announcing first quarter 2003 earnings.

             Under report item number 9, the following exhibit was included in this Form 8-K.

             (c) Exhibits.

                      (99) Press Release, dated April 28, 2003, issued by First Merchants Corporation

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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date  8/14/03                           by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date  8/14/03                           by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants
                                Corporation, as most
                                recently amended on
                                April 10, 2003                      34

                31.1            Certification of Chief
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002                                48

                31.2            Certification of Chief
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002                                49

                32              Certifications Pursuant to
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002                         50

                                 Exhibit 3(ii)

                                    BYLAWS OF
                           FIRST MERCHANTS CORPORATION


         Following are the Bylaws, as amended, of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law, as amended (hereinafter referred to as the "Act"):

                                    ARTICLE I

         Section 1.        Name.  The name of the Corporation is First Merchants
         ---------         ----
Corporation.

         Section 2.        Principal  Office and Resident Agent. The post office
         ---------         ------------------------------------
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

         (b) Voting Rights. Except as otherwise provided by law or by the provisions of the Articles of Incorporation, every shareholder shall have the right at every shareholders= meeting to one vote for each share of stock having voting power, registered in his name on the books of the Corporation on the date for the determination of shareholders entitled to vote, on all matters coming before the meeting including the election of directors. At any meeting of shareholders, every shareholder having the right to vote shall be entitled to vote in person, or by proxy executed in writing by the shareholder or a duly authorized attorney in fact and bearing a date not more than eleven (11) months prior to its execution, unless a longer time is expressly provided therein.

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

                                  Exhibit 31.1

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Michael L. Cox, President and Chief Executive Officer of First Merchants Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Merchants Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003                   /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

                                  Exhibit 31.2

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Mark K. Hardwick, Senior Vice President and Chief Financial Officer of First Merchants Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Merchants Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003                   /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                   Exhibit 32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  8/14/03                           by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark
K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  8/14/03                           by /s/ Mark K. Hardwick
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