Form 10-K/A
period 2002-12-31
FIRST MERCHANTS CORP
filed 2003-10-28
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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

                           FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2002:

      Exhibits:

         23       Consent of independent certified public accountants

         28 Annual report on Form 11-K for First Merchants Corporation Employee Stock Purchase Plan (1999) and report of Plan's independent public accountants with respect to the financial statements

The above amendments are being filed to include the information required by Form 11-K.



                                                FIRST MERCHANTS CORPORATION
                                                (Registrant)





                                                By /s/Mark K. Hardwick
                                                   ___________________________
                                                      Mark K. Hardwick
                                                      Chief Financial Officer




Date:  October 27, 2003

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File Number 33-28900) of our report dated October 27, 2003, on the audit of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (1999) for the three year period ended June 30, 2003 included in
Exhibit 28.



BKD, LLP
Indianapolis, Indiana
October 27, 2003

                                   EXHIBIT 28



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 11-K



                   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003



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

                         Independent Accountants' Report


Compensation Committee of the
    Board of Directors
First Merchants Corporation
Muncie, Indiana


We have audited the accompanying statements of financial condition of First Merchants Corporation Employee Stock Purchase Plan (1999) (formerly the 1994
Plan) as of June 30, 2003 and 2002, and the related statements of income and changes in Plan equity for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation Employee Stock Purchase Plan (1999) as of June 30, 2003 and 2002, and the results of its operations for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



BKD, LLP
Indianapolis, Indiana
October 27, 2003

Federal Employer Identification Number: 44-0160260

                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                        Statements of Financial Condition
                             June 30, 2003 and 2002


Assets

                                                                                     2003               2002
                                                                             ----------------------------------------

      Investments - interest-bearing deposits                                  $        824,320    $        659,250

  Plan Equity                                                                  $        824,320    $        659,250


                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                 Statements of Income and Changes in Plan Equity
                    Years Ended June 30, 2003, 2002 and 2001


                                                                 2003                2002               2001
                                                          -----------------------------------------------------------

      Investment income - interest                          $          7,646   $          8,644    $         10,720
      Contributions from participants                                888,315            671,453             528,573
                                                                     895,961            680,097             539,293

      Withdrawals and terminations paid in cash                       72,424             22,748              37,037
      Purchase and distribution of stock                             658,467            503,581             481,543
                                                                     730,891            526,329             518,580

      Income and changes in Plan equity for the year                 165,070            153,768              20,713

      Plan equity at beginning of year                               659,250            505,482             484,769

      Plan equity at end of year                            $        824,320   $        659,250    $        505,482


                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                          Notes to Financial Statements
                             June 30, 2003 and 2002


Note 1:  Summary of Significant Accounting Policies

        Organization - The Plan was originally adopted by the Board of Directors of First Merchants Corporation (Corporation) in February 1989, and commenced operations in July 1989. Effective July 1, 1994, the Plan was amended by the adoption of the 1994 Employee Stock Purchase Plan (1994
        Plan), and effective July 1, 1999, amended again by the adoption of the 1999 Employee Stock Purchase Plan (1999 Plan). The 1999 Plan was adopted by the Board of Directors of the Corporation in February 1999 and approved by Corporation stockholders in April 1999. A total of 275,625 shares of the Corporation's common stock are to be reserved for issuance pursuant to the 1999 Plan. The purpose of the Plan is to provide eligible employees of the Corporation and participating subsidiaries the opportunity to purchase Corporation common stock through annual offerings financed by payroll deductions.

        Investments, consisting of interest-bearing deposit accounts at a subsidiary of the Corporation, are carried at cost which approximates current value.



Note 2:  General Information

        The Plan provides for the purchase of up to 275,625 shares of the Corporation's common stock by eligible employees through a maximum of five offerings of twelve month durations. Prior to each offering period, eligible employees elect to have up to 20 percent of their compensation deducted from their pay and accumulated with interest until the end of that offering period, but not to exceed $25,000 per offering period.

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

        In July 2003 and 2002, the Corporation issued 39,747 and 37,394 shares of its common stock for the offering period ended June 30, 2003 and 2002, at $20.62 and $17.61 per share.

        At June 30, 2003, the Plan had 462 participants.

                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)
                          Notes to Financial Statements
                             June 30, 2003 and 2002


Note 3:  Income Tax Status

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