Form 10-Q
period 2003-09-30
FIRST MERCHANTS CORP
filed 2003-11-14
CIK 712534

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 18,489,892 outstanding common shares, without par value, of the registrant.

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

                  Consolidated Condensed Statements of
                  Stockholders' Equity.........................................6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........8

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................16

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................27

 Item 4.          Controls and Procedures.....................................27

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................28

 Item 2.          Changes in Securities and Use of Proceeds...................28

 Item 3.          Defaults Upon Senior Securities.............................28

 Item 4.          Submission of Matters to a Vote of Security Holders.........28

 Item 5.          Other Information...........................................28

 Item 6.          Exhibits and Reports of Form 8-K............................29

 Signatures...................................................................31

 Exhibit Index................................................................32

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                   September 30,   December 31,
                                                                       2003           2002
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    87,619    $    87,638
  Federal funds sold ............................................                       31,400
                                                                    -----------    -----------
    Cash and cash equivalents ...................................        87,619        119,038
  Interest-bearing deposits......................................         3,789          3,568
  Investment securities available for sale ......................       308,832        332,925
  Investment securities held to maturity ........................         8,020          9,137
  Mortgage loans held for sale...................................        12,042         21,545
  Loans, net of allowance for loan losses of $29,842 and $22,417.     2,321,563      1,981,960
  Premises and equipment ........................................        39,475         38,645
  Federal Reserve and Federal Home Loan Bank Stock...............        14,057         11,409
  Interest receivable ...........................................        17,139         17,346
  Goodwill ......................................................       118,679         87,640
  Core deposit intangibles ......................................        24,969         19,577
  Cash surrender value of life insurance.........................        37,536         14,309
  Other assets ..................................................        18,000         21,588
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,011,720    $ 2,678,687
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   316,058    $   272,128
    Interest-bearing ............................................     1,994,146      1,764,560
                                                                    -----------    -----------
      Total deposits ............................................     2,310,204      2,036,688
  Borrowings ....................................................       374,051        356,927
  Interest payable ..............................................         5,200          6,019
  Other liabilities..............................................        21,064         17,924
                                                                    -----------    -----------
      Total liabilities .........................................     2,710,519      2,417,558

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares ....................
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares ............................
    Issued and outstanding - 18,487,974 and 17,138,885 shares....         2,311          2,142
  Additional paid-in capital ....................................       149,810        116,401
  Retained earnings .............................................       147,559        138,110
  Accumulated other comprehensive income ........................         1,521          4,476
                                                                    -----------    -----------
      Total stockholders' equity ................................       301,201        261,129
                                                                    -----------    -----------
      Total liabilities and stockholders' equity .                  $ 3,011,720    $ 2,678,687
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,           September 30,
                                                                    2003        2002         2003        2002
Interest Income:
  Loans receivable
    Taxable ...................................................   $35,607     $35,362     $106,539     $94,504
    Tax exempt ................................................       185         169          512         403
  Investment securities
    Taxable ...................................................     1,342       2,442        4,621       6,986
    Tax exempt ................................................     1,562       1,793        4,819       4,450
  Federal funds sold ..........................................        49         123          339         388
  Deposits with financial institutions ........................        13          53           54         159
  Federal Reserve and Federal Home Loan Bank stock ............       201         206          610         527
                                                                  -------     -------     --------     -------
      Total interest income ...................................    38,959      40,148      117,494     107,417
                                                                  -------     -------     --------     -------
Interest expense:
  Deposits ....................................................     8,623      10,696       26,555      29,766
  Borrowings ..................................................     4,462       4,124       13,100       9,863
                                                                  -------     -------      -------     -------
    Total interest expense ....................................    13,085      14,820       39,655      39,629
                                                                  -------     -------      -------     -------
Net Interest Income ...........................................    25,874      25,328       77,839      67,788
Provision for loan losses .....................................     1,706       1,821        8,430       4,297
                                                                  -------     -------      -------     -------
Net Interest Income After Provision for Loan Losses ...........    24,168      23,507       69,409      63,491
                                                                  -------     -------      -------     -------
Other Income:
  Net realized gains on sales of available-for-sale securities.       512         162          950         570
  Other income ................................................     8,364       7,484       27,365      19,291
                                                                  -------     -------      -------     -------
Total other income ............................................     8,876       7,646       28,315      19,861
Total other expenses ..........................................    22,960      19,187       67,336      51,129
                                                                  -------     -------      -------     -------
Income before income tax ......................................    10,084      11,966       30,388      32,223
Income tax expense ............................................     2,735       4,139        8,636      10,983
                                                                  -------     -------      -------     -------
Net Income ....................................................   $ 7,349     $ 7,827      $21,752     $21,240
                                                                  =======     =======      =======     =======

Per share:(1)

    Basic .....................................................   $   .40     $   .47      $  1.20     $  1.32
    Diluted ...................................................       .39         .46         1.19        1.31
    Dividends .................................................       .23         .22          .67         .66

(1) Prior period per share amounts have been restated for the 5% stock dividend paid in September, 2003.

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended            Nine Months Ended
                                                                                      September 30                 September 30
                                                                                 ----------------------       ----------------------
                                                                                    2003         2002           2003         2002
                                                                                 ---------    ---------       ---------    ---------
Net Income...................................................................... $  7,349     $  7,827       $21,752      $ 21,240

Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax (expense) benefit of $2,753, $(1,563), $1,590, and $(2,739)....   (4,129)       2,345        (2,385)        4,109
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $205 $65, $380 and $228.......      307           97           570           342
                                                                                 ---------    ---------      ---------    ---------
                                                                                   (4,436)       2,248        (2,955)        3,767
                                                                                 ---------    ---------      ---------    ---------
Comprehensive income............................................................ $  2,913     $ 10,075       $18,797      $ 25,007
                                                                                 =========    =========      =========    =========

See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2003         2002
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 261,129    $ 179,128

Net income .....................................................      21,752       21,240

Cash dividends .................................................     (12,302)     (10,243)

Other comprehensive income (loss), net of tax...................      (2,955)       3,767

Stock issued under employee benefits plans......................         819          658

Stock issued under dividend reinvestment and stock purchase plan         887          686

Stock options exercised ........................................         838          458

Stock Redeemed .................................................        (301)      (4,333)

Issuance of stock in acquisitions...............................      31,218       68,547

Cash paid in lieu of fractional shares..........................         116          (35)
                                                                   ---------    ---------

Balances, September 30 .........................................   $ 301,201    $ 259,873
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                     ----------------------------------
                                                                                          2003               2002
                                                                                     ----------------   ---------------
Cash Flows From Operating Activities:
  Net income........................................................................  $       21,752    $        21,240
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           8,430              4,297
    Depreciation and amortization...................................................           3,495              4,969
    Mortgage loans originated for sale..............................................        (190,639)           (78,607)
    Proceeds from sales of mortgage loans...........................................         200,142             72,384
    Change in interest receivable...................................................           1,069               (513)
    Change in interest payable......................................................          (1,175)              (524)
    Other adjustments   ............................................................             564             (6,657)
                                                                                      ----------------  ----------------
      Net cash provided by operating activities.....................................  $       43,638    $        16,589
                                                                                      ----------------  ----------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................            (221)             4,075
  Purchases of
    Securities available for sale...................................................        (188,244)          (105,594)
  Proceeds from maturities of
    Securities available for sale...................................................         144,172             91,640
    Securities held to maturity.....................................................                              2,935
  Proceeds from sales of
    Securities available for sale...................................................          58,245             16,908
  Net change in loans...............................................................         (49,331)           (87,704)
  Net cash received (paid) in acquisitions..........................................          (7,793)           (12,532)
  Other adjustments.................................................................          (3,207)            (4,582)
                                                                                      ----------------  ----------------
    Net cash provided (used) by investing activities................................  $      (46,379)   $       (94,854)
                                                                                      ----------------  ----------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $        7,023    $       (27,333)
    Certificates of deposit and other time deposits.................................          (5,044)            18,536
    Borrowings......................................................................         (20,713)            78,816
  Cash dividends....................................................................         (12,604)           (10,243)
  Stock issued under employee benefit plans.........................................             887                658
  Stock issued under dividend reinvestment and stock purchase plan..................             838                686
  Stock options exercised...........................................................             819                458
  Stock repurchased.................................................................                             (4,333)
  Cash paid in lieu of fractional shares............................................             116                (35)
                                                                                      ----------------  ----------------
   Net cash provided (used) by financing activities.................................         (28,678)            57,210
                                                                                      ----------------  ----------------
Net Change in Cash and Cash Equivalents.............................................         (31,419)           (21,055)
Cash and Cash Equivalents, January 1................................................         119,038            103,028
                                                                                      ----------------  ----------------
Cash and Cash Equivalents, September 30.............................................  $       87,619    $        81,973
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

Stock options are granted for a fixed number of shares to employees. The Corporation's stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. APB No. 25 requires compensation expense for stock options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of the grant. Accordingly, the Corporation recognized compensation expense of $2,000 for the three months ended September 30, 2003 and $12,000 for the nine months ended September 30, 2003, related to specific grants in which the market price exceeded the exercise price. For all remaining grants, no stock-based employee compensation cost is reflected in net income, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net income and earnings per share if the Corporation has applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                     2003         2002            2003         2002
                                                                -------------------------     -------------------------
Net income, as reported .....................................   $    7,349    $    7,827      $   21,752    $   21,240
Add:  Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes...........................................            2             6              12            18

Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................         (149)         (197)           (641)         (542)
                                                                ----------    ----------      ----------    ----------
Pro forma net income ........................................   $    7,202    $    7,636      $   21,123    $   20,716
                                                                ==========    ==========      ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $      .40    $      .47      $     1.20    $     1.32
   Basic - pro forma ........................................          .39           .45            1.16          1.29
   Diluted - as reported ....................................          .39           .46            1.19          1.31
   Diluted - pro forma ......................................          .39           .44            1.16          1.27

Options to purchase 167,483 and 237,534 shares for the three months ended September 30, 2003 and 2002 and options to purchase 289,909 and 134,341 shares for the nine months ended September 30, 2003 were not included in the earnings per share calculation because the exercise price exceeded the average market price.
                                                                          Page 8

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 1.  General (continued)

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

NOTE 2.  Accounting Matters

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May of 2003 and is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Corporation currently classifies its obligated mandatory redeemable capital securities and cumulative trust preferred securities as liabilities. Therefore, this pronouncement has no impact on the Corporation's financial statements.

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

        Investments.......................     $ 12,500
        Loans.............................      298,702
        Premises and equipment............        1,293
        Core deposit intangibles..........        8,171
        Goodwill..........................       30,291
        Other.............................       20,789
                                               --------
           Total assets acquired..........      371,746
                                               --------
        Deposits..........................      271,537
        Other.............................       44,480
                                               --------
           Total liabilities acquired.....      316,017
                                               --------
           Net assets acquired............     $ 55,729
                                               ========

The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the CNBC Bancorp merger had taken place at the beginning of each period.

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                                2003          2002      2003          2002
                                               ------        ------    ------        ------

        Net Interest Income...........        $25,874       $27,714   $79,453       $75,121

        Net Income....................          7,349         8,145    17,871        22,652

        Per Share - combined:
           Basic Net Income...........            .40           .41       .97          1.31
           Diluted Net Income.........            .39           .41       .96          1.30


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value

Available for sale at September 30, 2003
  U.S. Treasury ....................   $  1,497   $                     $  1,497
  Federal agencies..................     25,024        251   $    (46)    25,229
  State and municipal ..............    124,422      5,932        (38)   130,316
  Mortgage-backed securities .......    132,600        891     (2,604)   130,887
  Other asset-backed securities.....      3,115         14                 3,129
  Corporate obligations.............        999         24                 1,023
  Marketable equity securities......     16,790         15        (54)    16,751
                                       --------   --------   --------   --------
      Total available for sale .....    304,447      7,127     (2,742)   308,832
                                       --------   --------   --------   --------


Held to maturity at September 30, 2003
  State and municipal...............      7,933        449                 8,382
  Mortgage-backed securities........         87                               87
                                       --------   --------   --------   --------
      Total held to maturity .......      8,020        449                 8,469
                                       --------   --------   --------   --------
      Total investment securities ..   $312,467   $  7,576   $ (2,742)  $317,301
                                       ========   ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)


                                                        Gross       Gross
                                           Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      Losses     Value
Available for sale at December 31, 2002
   U.S. Treasury .......................   $    125                          $    125
   Federal agencies ....................     27,630    $    814   $     (8)    28,436
   State and municipal .................    135,715       5,787       (178)   141,324
   Mortgage-backed securities ..........    117,724       2,448        (54)   120,118
   Other asset-backed securities .......      1,000                             1,000
   Corporate obligations ...............     12,101         465                12,566
   Marketable equity securities ........     29,452          20       (116)    29,356
                                           --------    --------   --------   --------
      Total available for sale .........    323,747       9,534       (356)   332,925
                                           --------    --------   --------   --------

Held to maturity at December 31, 2002
   State and municipal .................      9,013         448                 9,461
   Mortgage-backed securities ..........        124                               124
                                           --------    --------   --------   --------
      Total held to maturity ...........      9,137         448                 9,585
                                           --------    --------   --------   --------
      Total investment securities ......   $332,884    $  9,982   $   (356)  $342,510
                                           ========    ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                    September 30, December 31,
                                                                                        2003         2002
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   425,945    $   406,644
  Agricultural production financing and other loans to farmers .................       100,734         85,059
  Real estate loans:
    Construction ...............................................................       149,456        133,896
    Commercial and farmland ....................................................       558,407        401,561
    Residential ................................................................       852,333        746,349
  Individuals' loans for household and other personal expenditures .............       196,439        206,083
  Tax-exempt loans .............................................................        20,542         12,615
  Other loans ..................................................................        47,549         12,170
                                                                                   -----------    -----------
                                                                                     2,351,405      2,004,377
  Allowance for loan losses.....................................................       (29,842)       (22,417)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,321,563    $ 1,981,960
                                                                                   ===========    ===========

                                                                                       Nine Months Ended
                                                                                         September 30

                                                                                       2003           2002
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    22,417    $    15,141

  Allowance acquired in acquisition.............................................         3,727          6,902

  Provision for losses .........................................................         8,430          4,297

  Recoveries on loans ..........................................................         1,539            959

  Loans charged off ............................................................        (6,271)        (5,152)
                                                                                   -----------    -----------
  Balances, September 30........................................................   $    29,842    $    22,147
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is               September 30,   December 31,
summarized below:                                      2003            2002
================================================================================
As of:
Non-accrual loans................................    $ 20,093       $ 14,134

Loans contractually past due 90 days
  or more other than nonaccruing.................       4,790          6,676

Restructured loans...............................         647          2,508
                                                     --------       --------
    Total........................................    $ 25,530       $ 23,318
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 6.  Net Income Per Share

                                                                     Three Months Ended September 30,
                                                           2003                                           2002
                                        -------------------------------------------    --------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    7,349        18,466,678    $     .40      $    7,827        17,079,298    $     .47
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      155,628                                        145,060
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    7,349        18,622,306    $     .39      $    7,827        17,224,358    $     .46
                                         ==========       ============   ==========     ==========       ============   ==========

Options  to  purchase  167,483  and  237,534  share for the three  months  ended
September 30, 2003 and 2002 were not included in the earnings per share calculation because the exercise price exceded the average market price.

                                                                    Nine Months Ended September 30,
                                                           2003                                          2002
                                        -------------------------------------------   -------------------------------------------
                                                        Weighted-                                     Weighted-
                                                         Average        Per Share                      Average        Per Share
                                         Income           Shares         Amount        Income           Shares         Amount
                                         ------           ------         ------        ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   21,752        18,144,970    $    1.20     $   21,240        16,107,554    $    1.32
                                                                         ==========                                    ==========
Effect of dilutive stock options........                      128,352                                       142,159
                                         ----------       ------------                 ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   21,752        18,273,322    $    1.19     $   21,240        16,249,713    $    1.31
                                         ==========       ============   ==========    ==========       ============   ==========

Options  to  purchase  289,909  and  134,341  share  for the nine  months  ended
September 30, 2003 and 2002 were not included in the earnings per share calculation because the exercise price exceded the average market price.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 7. Borrowings

CUMULATIVE TRUST PREFERRED SECURITIES

In April 2002, the Corporation and FMC Trust I (the "Trust") entered into an Underwriting Agreement with Stifel, Nicolaus & Company, Incorporated and RBC Dain Rauscher, Inc. for themselves and as co-representatives for several other underwriters (the "Underwriting Agreement"). In April 2002, and pursuant to the Underwriting Agreement, the Trust issued 2,127,500 8.75% Cumulative Trust
Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities") with an aggregate liquidation value of $53,187,500. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Corporation's 8.75% Junior Subordinated Debentures due June 30, 2032 (the "Debentures"). The Preferred Securities are recorded as borrowings in the Corporation's consolidated September 30, 2003, balance sheet and treated as Tier 1 Capital for regulatory capital purposes. The Debentures will mature and the Preferred Securities must be redeemed on June 30, 2032. The Trust has the option of shortening the maturity date to a date not earlier than June 30, 2007, requiring prior approval of the Board of Governors of the Federal Reserve System.

OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES

As part of the March 1, 2003, acquisition of CNBC Bancorp ("CNBC"), referenced in Note 3 to the consolidated condensed financial statements, the Corporation assumed $4.0 million of 10.20% fixed rate obligated mandatory redeemable capital securities issued in February 2001 through a subsidiary trust of CNBC as part of a pooled offering. The Corporation may redeem them, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.10% of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System. The securities are recorded as borrowings in the Corporation's consolidated September 30, 2003, balance sheet and treated as Tier 1 Capital for regulatory capital purposes.

SUBORDINATED DEBENTURES, REVOLVING CREDIT LINES AND TERM LOANS

On September 30, 2003, other borrowed funds included $40,594,000 which represents the outstanding balance of a Loan and Subordinated Debenture Loan Agreement entered into with LaSalle Bank, N.A. on March 25, 2003. The Agreement includes three credit facilities:

        * The Term Loan of $5,000,000 matures on March 25, 2010. Interest is calculated at a floating rate equal to the lender's prime rate or LIBOR plus 1.50%. The Term Loan is secured by 100% of the common stock of First Merchants Bank, National Association, Muncie, Indiana and 100% of the common stock of Lafayette Bank and Trust Company, Lafayette, Indiana. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.
        * The Revolving Loan had a balance of $10,594,000 at September 30, 2003. Interest is payable quarterly based on LIBOR plus 1%. Principal and interest are due on or before March 23, 2004. The total principal amount outstanding at any one time may not exceed $20,000,000.
        * The Subordinated Debt of $25,000,000 matures on March 25, 2010. Interest is calculated at a floating rate equal to, at the Corporation's option, either the lender's prime rate or LIBOR plus 2.50%. The Agreement is secured by 100% of the common stock of First Merchants Bank, National Association, Muncie, Indiana and 100% of the common stock of Lafayette Bank and Trust Company, Lafayette, Indiana. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. The Subordinated Debentures are recorded as borrowings in the Corporation's consolidated balance sheet and treated as Tier 2 capital for regulatory capital purposes.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CRITICAL ACCOUNTING POLICIES

      Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Corporation must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Corporation's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the
Corporation's 2002 Annual Report on pages 23 to 27. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Corporation's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" on page 4 in the Corporation's 2002 Annual Report.


RESULTS OF OPERATIONS

        Net income for the three months ended September 30, 2003, equaled $7,349,000, compared to $7,827,000 in the same period of 2002. Diluted earnings per share were $.39 a decrease of $.07 from the $.46 reported for the third quarter 2002.

        Net income for the nine months ended September 30, 2003, equaled $21,752,000, compared to $21,240,000 during the same period in 2002. Diluted earnings per share were $1.19, a 8.6% decrease from $1.31 in 2002.

        Annualized returns on average assets and average stockholders' equity for nine months ended September 30, 2003 were .99 percent and 9.98 percent, respectively, compared with 1.22 percent and 12.45 percent for the same period of 2002.

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

         The Corporation's Tier I capital to average assets ratio was 7.9 percent at year-end 2002 and 7.3 percent at September 30, 2003. At September 30, 2003, the Corporation had a Tier I risk-based capital ratio of 9.3 percent and total risk-based capital ratio of 11.7 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of 10.0 percent are considered "well capitalized."

ASSET QUALITY/PROVISION FOR LOAN LOSSES

         The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review provided by an outside accounting firm. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See the "CRITICAL ACCOUNTING POLICIES" section of Management's Discussion & Analysis of Financial Condition and Results of Operations).

      At September 30, 2003, non-performing loans totaled $25,530,000, an increase during the period of $2,212,000 from December 31, 2002, as noted in the table on the following page. This increase was primarily due to two loans totaling $7,167,000, related to declining collateral values of a single borrower, being placed on non-accrual status, while loans 90 days past due other than non-accrual and restructured loans decreased by $3,747,000.

      At September 30, 2003, impaired loans totaled $44,905,000, an increase of $554,000 from December 31, 2002. At September 30, 2003, an allowance for losses was not deemed necessary for impaired loans totaling $30,364,000, but an allowance of $7,510,000 was recorded for the remaining balance of impaired loans of $14,541,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for the first nine months of 2003 was $49,537,000.

      At December 31, 2002, impaired loans totaled $44,351,000. An allowance for losses was not deemed necessary for impaired loans totaling $27,450,000, but an allowance of $7,299,000 was recorded for the remaining balance of impaired loans of $16,901,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2002 was $49,663,000.

      At September 30, 2003, the allowance for loan losses was $29,842,000, an increase of $7,695,000 from year end 2002. As a percent of loans, the allowance was 1.26 percent at September 30, 2003 compared with 1.11 percent at December 31, 2002.
                                                                         Page 18

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

      The provision for loan losses for the first nine months of 2003 was $8,430,000, an increase of $4,133,000 from $4,297,000 for the same period in 2002. The Corporation's adequacy of the allowance for loan losses reflects increased non-performing loans, increased specific reserves and increased impaired loans, resulting in increased provision expense. Of the $4.1 million increase, $2.8 million is due to declining collateral values of a single commercial borrower, with the remaining based on the regular ongoing evaluation of the loan portfolios of the Corporation's bank subsidiaries. Current non-performing and impaired loan balances indicate that some decline in loan asset quality has occurred, which management believes is a result of current economic conditions.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.

(dollars in thousands)                                September 30, December 31,
                                                          2003         2002
================================================================================

Non-accrual loans ..............................         $20,093     $14,134

Loans contractually
   past due 90 days or more
   other than non-accruing .....................           4,790       6,676

Restructured loans .............................             647       2,508
                                                         -------     -------

   Total non-performing loans ..................         $25,530     $23,318
                                                         =======     =======

                                                               Nine Months Ended
                                                                 September 30,
                                                               ------------------
                                                               2003          2002
                                                               ----          ----
                                                             (Dollars in Thousands)
  Balance at beginning of period .........................   $22,417       $15,141
                                                             -------       -------
  Chargeoffs .............................................     6,271         5,152
  Recoveries .............................................     1,539           959
                                                             -------       -------
  Net chargeoffs .........................................     4,732         4,193
  Provision for loan losses ..............................     8,430         4,297
  Allowance acquired in acquisition.......................     3,727         6,902
                                                             -------       -------
  Balance at end of period ...............................   $29,842       $22,147
                                                             =======       =======

Ratio of net chargeoffs during the period to average loans
  outstanding during the period (1).......................       .28%          .32%


(1)    First nine months annualized



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

      The liquidity of the Corporation is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of the Corporation's bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as a funding source. At September 30, 2003, total borrowings from the FHLB were $211,369,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2003, was $203,255,000. At September 30, 2003, the Corporation's revolving line of credit had a balance of $10,594,000 and a remaining borrowing capacity of $9,406,000. The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $308,832,000 at September 30, 2003, a decrease of $24,093,000 or 6.5% over December 31, 2002. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,415,000 at September 30, 2003. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

     The  Corporation  provides  customers with off-balance sheet credit support
through   loan   commitments   and   standby   letters  of  credit.   Summarized
credit-related financial instruments at September 30, 2003 are as follows:

                                                                At September 30,
(Dollars in thousands)                                                2003
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  429,284
Standby letters of credit .......................................     24,716
                                                                  ----------
                                                                  $  454,000
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at September 30, 2003 are as follows:

                                2003       2004       2005       2006       2007      2008       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    224   $    795   $    533   $    567   $    345   $    324   $  2,788
Trust preferred securities                                                            57,188     57,188
Long-term debt ...........     60,300     42,594     23,000     22,403     14,495    154,071    316,863
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $ 60,524   $ 43,389   $ 23,533   $ 22,970   $ 14,840   $211,583   $376,839
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

         Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2003, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios for the period ended September 30, 2004 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended September 30, 2004 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                              200 Basis Points     (50) Basis Points
Federal Funds                      200                  (50)
One-Year T-Bill                    200                  (25)
Two-Year T-Bill                    200                  (25)
Three-Year T-Bill                  200                  (25)
Interest Checking                  100                   --
MMIA Savings                       100                   --
First Flex                         100                  (25)
CD's                               200                  (50)
FHLB Advances                      200                  (50)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at September 30, 2003. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $112,043    $116,290    $109,678

Variance from base                                        $  4,247    $ (2,365)

Percent of change from base                                   3.79%      (2.11)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

         The following table presents the earning asset mix as of September 30, 2003, and December 31, 2002.

         Loans grew approximately $347 million from December 31, 2002 to September 30, 2003, while investment securities decreased by $25.2 million during the same period. $309.5 million of the increase in loans is attributable to the March 1, 2003 acquisition of CNBC Bancorp. Excluding increases related to this acquisition, loans increased by $37.5 million and investments decreased by $38 million during the nine month period.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                          September 30,           December 31,
                                                                   2003                   2002
---------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $     3.8               $     35.0

Investment securities available for sale .......                   308.8                    332.9

Investment securities held to maturity .........                     8.0                      9.1

Mortgage loans held for sale ...................                    12.0                     21.5

Loans ..........................................                 2,351.4                  2,004.4

Federal Reserve and Federal Home Loan Bank stock                    14.0                     11.4
                                                               ----------              ----------

                     Total .....................               $ 2,698.0               $  2,414.3
                                                               ==========              ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances, trust preferred securities and other borrowed funds)at September 30, 2003, and December 31, 2002.

--------------------------------------------------------------------------------

(Dollars in Millions)                              September 30,       December 31,
                                                       2003                2002
                                                    ----------         ------------
Deposits ........................................   $  2,310.2          $  2,036.7
Securities sold under repurchase agreements......         63.3                89.6
FFP and U.S. Treasury demand notes...............
Federal Home Loan Bank advances .................        211.4               184.7
Trust preferred securities.......................         57.2                53.2
Subordinated debentures, revolving credit lines
   and term loans................................         40.6                19.3
Other borrowed funds ............................          1.6                10.2


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2003 and 2002.

         Annualized net interest income (FTE)for the nine months ended September 30, 2003 increased by $13.7 million, or 14.6 percent over the same period in 2002, due to an increase in average earning assets of over $516 million. For the same period interest income and interest expense, as a percent of average earning assets, decreased 83 basis points and 49 basis points respectively.

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
(Dollars in Thousands)                                      2003          2002             2003          2002

Annualized Net Interest Income........................  $  103,496    $  101,312       $  103,785    $   90,383

Annualized FTE Adjustment.............................  $    3,809    $    4,224       $    3,827    $    3,484

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  107,305    $  105,536       $  107,612    $   93,867

Average Earning Assets................................  $2,712,070    $2,379,092       $2,628,319    $2,112,777

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        5.89%         6.92%            6.11%         6.94%

Interest Expense as a Percent
  of Average Earning Assets...........................        1.93%         2.49%            2.01%         2.50%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.96%         4.43%            4.10%         4.44%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.


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

         Other income in the third quarter of 2003 exceeded the same quarter in the prior year by $1,230,000, or 16.1 percent.

         One major area accounts for most of the increase. Gains on sales of mortgage loans included in other income increased by $876,000 due to increased mortgage volume. In addition, decreasing mortgage loan rates caused an increase in refinancing volume, which facilitated an increase in loan sales activity.

         Other income for the first nine months of 2003 exceeded the same period in the prior year by $8,454,000 or 42.6 percent.

Five major areas account for most of the increase:

1. Gains on sales of mortgage loans included in other income increased by $4,628,000 due to increased mortgage volume. In addition, decreasing mortgage loan rates caused an increase in refinancing volume, which facilitated an increase in loan sales activity.

2. Service charges on deposit accounts increased $1,753,000 or 26.4 percent due to increased number of accounts, price adjustments and approximately $948,000 of additional service charge income related to April 1, 2002 acquisition of Lafayette.

3. A gain on life insurance proceeds included in other income was $535,000 for the first nine months of 2003 compared to $0 for the same period last year. The gain represented the net insurance proceeds received.

4. Insurance Commissions increased by $483,000 or 37.9 percent primarily as a result of the September 6, 2002 acquisition of Stephenson Insurance Services, Inc.

5. Revenues from fiduciary activities increased $362,000 or 7.6 percent due primarily to the additional fees related to the acquisition of Lafayette.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

OTHER EXPENSES

         Total other expenses represent non-interest operating expenses of the Corporation. Total other expense during the third quarter of 2003 exceeded the same period of the prior year by $3,773,000, or 19.7 percent.

Two major areas account for most of the increase:

1. Salaries and benefit expense grew $2,601,000 or 24.5 percent, due to normal salary increases, staff additions and additional salary cost related to the March 1, 2003 acquisition of Commerce National Bank.

2. Net occupancy expenses increased by $190,000 or 19.0 percent primarily due to the acquisition of Commerce National Bank.

         Total other expenses during the first nine months in 2003 exceeded the same period of the prior year by $16,207,000, or 31.7 percent.

Six major areas account for most of the increase:

1. Salaries and benefit expense grew $9,585,000 or 33.9 percent, due to normal salary increases, staff additions and additional salary cost related to the April 1, 2002 acquisition of Lafayette and the March 1, 2003 acquisition of Commerce National Bank.

2. Net occupancy expenses increased by $781,000 or 28.9 percent primarily due to the acquisitions of Lafayette and Commerce National Bank.

3. Equipment expense increased by $1,008,000 or 20.8 percent primarily due to the acquisitions of Lafayette and Commerce National Bank.

4. Core deposit intangible amortization increased by $940,000, due to utilization of the purchase method of accounting for the Corporation related to the acquisitions of Lafayette and Commerce National Bank.

5. The Corporation accrued $460,000 in anticipation of a settlement from a claim made against First Merchants Corporation, which is presently being negotiated.

6. Prepayment penalties for early prepayment of FHLB advances increased by $340,000 for the first nine months of 2003 over the same period in 2002.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

         Income tax expense, for the nine months ended September 30, 2003, decreased by $1,247,000 from the same period in 2002. The effective tax rate was
28.4 and 34.1 percent for the 2003 and 2002 periods. Most of this decrease is a result of increases in tax exempt earnings from bank-owned life insurance contracts, tax exempt interest income and reduced state taxes, resulting from the effect of state income apportionment.

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

Item 4.  Controls and Procedures
-------------------------------------------------------------------

At the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of it's disclosure controls and procedures. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Corporation's internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation's last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

         None
                                                                         Page 28

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a.  Exhibits

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                31.1            Certification of Chief               33
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               34
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           35
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

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K continued
---------------------------------------------------

         b.  Reports on Form 8-K

             A report on Form 8-K, dated July 21, 2003, was filed on July 21, 2003 under report items number 9 and 7, concerning the Press Release announcing second quarter 2003 earnings.

             Under report item number 7, the following exhibit was included in this Form 8-K.

             (c) Exhibit

                      (99) Press Release, dated July 21, 2003, issued by First Merchants Corporation

             A report on Form 8-K, dated August 15, 2003, was filed on August 15, 2003 under report item number 5, concerning the Corporation's declaration of a five percent (5%) stock dividend on its shares of common stock. The dividend was payable to shareholders of record on August 29, 2003. The date of delivery of shares to be issued pursuant to the stock dividend was September 12, 2003.

             Under report item number 7, the following exhibit was included in the Form 8-K.

             (c) Exhibit

                      (99)  Press release dated August 15, 2003.

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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date   11/14/03                         by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date   11/14/03                         by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                31.1            Certification of Chief               33
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               34
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           35
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

Date: November 14, 2003                 /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

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

Date: November 14, 2003                 /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                   Exhibit 32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  11/14/03                          by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  11/14/03                          by /s/ Mark K. Hardwick
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