Form 10-K
period 2003-12-31
FIRST MERCHANTS CORP
filed 2004-03-15
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003       Commission file number 0-17071

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

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $447,502,779 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003).

As of March 11, 2004 there were 18,540,055 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part of Form 10-K
              Documents                            Into Which Incorporated

Portions of the Registrant's Annual Report Part II (Items 1, 5, 6, 7, 7A, and 8)
   to Shareholders for the year ended
          December 31, 2003
Portions of the Registrant's
     Definitive Proxy Statement for
     Annual Meeting of Shareholders
      to be held April 22, 2004                 Part III (Items 10 through 14)


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

  Item 5 -  Market For the Registrant's Common Equity and
            Related Stockholder Matters.......................................24

  Item 6 -  Selected Financial Data...........................................24

  Item 7 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................24

  Item 7A-  Quantitative and Qualitative Disclosures about Market Risk........24

  Item 8 -  Financial Statements and Supplementary Data.......................25

  Item 9 -  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure...............................25

  Item 9A-  Controls and Procedures...........................................25

Part III

  Item 10- Directors and Executive Officers of the Registrant.................26

  Item 11- Executive Compensation.............................................26

  Item 12- Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters.....................27

  Item 13- Certain Relationships and Related Transactions.....................27

  Item 14- Principal Accountant Fees and Services.............................27

Part IV

  Item 15- Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................................28

           Signatures.........................................................30

           Exhibit Index......................................................31

                                     PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     The Corporation from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "believe", "continue", "pattern", "estimate", "project", "intend", "anticipate", "expect" and similar expressions or future or conditional verbs such as "will", "would", "should", "could", "might", "can", "may", or similar expressions. These forward-looking statements include:

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

     * adverse changes in the economy, which might affect the Corporation's business prospects and could cause credit-related losses and expenses;

     * adverse developments in the Corporation's loan and investment portfolios;

     * competitive factors in the banking industry, such as the trend towards consolidation in the Corporation's market;

     * changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like the Corporation's affiliate banks;

     * acquisitions of other businesses by the Corporation and integration of such acquired businesses;

     * changes in market, economic, operational, liquidity, credit and interest rate risks associated with the Corporation's business; and

     * the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

     Because of these and other uncertainties, the Corporation's actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Corporation's past results of operations do not necessarily indicate its future results.

GENERAL

First Merchants Corporation (the "Corporation") is a financial holding company headquartered in Muncie, Indiana. The Corporation's Common Stock is traded on NASDAQ's National Market System under the symbol FRME and was organized in September 1982. Since its organization, the Corporation has grown to include ten affiliate banks with over 70 locations in 17 Indiana and two Ohio counties, a trust company, a multi-line insurance company, a reinsurance company, and a title agency. During 2003, the Corporation formed (as of January 1, 2003) Merchants Trust Company, National Association, a wholly-owned subsidiary of the Corporation. In addition, on March 1, 2003, the Corporation acquired Commerce National Bank, a national banking association incorporated in 1991.

The bank subsidiaries of the Corporation include First merchants Bank, National Association in Delaware and Hamilton counties; The Madison Community Bank, National Association in Madison County; First United Bank, National Association in Henry County; The Union County National Bank of Liberty with locations in Union, Fayette, Wayne and Butler (OH) counties; The Randolph County Bank, National Association; The First National Bank of Portland in Jay County; Decatur Bank & Trust Company, National Association in Adams County; Frances Slocum Bank & Trust Company, National Association in Wabash, Howard, and Miami counties; Lafayette Bank and Trust Company, National Association in Tippecanoe, Carroll, Jasper, and White Counties; and Commerce National Bank in Franklin County, Ohio.

The Corporation also operates First Merchants Insurance Services, a full-service property, casualty, personal lines, and health care insurance agency headquartered in Muncie, Indiana; is the majority owner of the Indiana Title Insurance Company LLC, a full-service title insurance agency; and operates First Merchants Reinsurance Co. Ltd., a re-insurance agency.

Merchants Trust Company, National Association formed in 2003, unites the trust and asset management services of all affiliate banks of the Corporation and represents one of the largest trust companies in the state of Indiana, with assets in excess of $1.5 billion. Merchants Trust Company, National Association provides a full range of trust and investment services for individuals, families, businesses, and not-for-profit organizations.

As of December 31, 2003, the Corporation had consolidated assets of $3.1 billion, consolidated deposits of $2.4 billion and stockholders' equity of $304 million. The Corporation is presently engaged in conducting commercial banking business through the offices of its ten banking subsidiaries. As of December 31, 2003, the Corporation and its subsidiaries had 1,138 full-time equivalent employees.

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


                           REGULATION AND SUPERVISION

                 OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES

BANK HOLDING COMPANY REGULATION

The Corporation is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Thus, it is the policy of the Federal Reserve that, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any subsidiary bank that may become "undercapitalized" (as defined in the FDICIA section of this Form 10-K) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

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

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

     The Corporation is required to comply with the Federal Reserve's risk-based capital guidelines. These guidelines require a minimum ratio of capital to  risk-weighted  assets of 8%  (including  certain  off-balance  sheet activities such as standby letters of credit). At least half of the total required capital must be "Tier 1 capital," consisting principally of stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder may consist of a limited amount of subordinate debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance.

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

     The following are the Corporation's regulatory capital ratios as of December 31, 2003:

                                      Corporation       Regulatory Minimum
                                                            Requirement

Tier 1 Capital:                           9.4%                 4.0%
(to risk-weighted assets)

Total Capital:                           11.6%                 8.0%


BANK REGULATION

     First Merchants, Union County, First National and Commerce National are national banks and are supervised, regulated and examined by the Office of the Comptroller of the Currency (the "OCC"). First United, Madison, Randolph County, Decatur, Frances Slocum and Lafayette were state banks chartered in Indiana and supervised, regulated and examined by the Indiana Department of Financial Institutions. In addition, six of the Corporation's subsidiaries, Madison, First United, Randolph County, Decatur, Frances Slocum and Lafayette were supervised, regulated and examined by the FDIC. Each regulator has the authority to issue cease-and-desist orders if it determines that activities of the bank regularly represent an unsafe and unsound banking practice or a violation of law. Effective January 1, 2004, the Corporation's six state chartered bank subsidiaries, as noted above, converted each of their state bank charters to national charters.

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

     All of the Corporation's affiliate banks exceed the risk-based capital guidelines of the FDIC and/or the OCC as of December 31, 2003.

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

FDICIA continued

     As of December 31, 2003, each bank subsidiary of First Merchants is "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's (or the FDIC's) "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

DIVIDEND LIMITATIONS

     National and state banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National and state banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2003, the Corporation's affiliate banks had a total of $15,556,000 retained net profits available for 2003 dividends to the Corporation without prior regulatory approval.

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

The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002,including provisions which became effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges developed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

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
(Dollars in Thousands)

                                               2003                           2002                              2001
                                  ------------------------------ ------------------------------  -------------------------------
                                              Interest                       Interest                        Interest
                                   Average    Income/    Average  Average    Income/    Average   Average    Income/    Average
                                   Balance    Balance      Rate   Balance    Balance      Rate    Balance    Expense      Rate
                                  ---------  ---------  ------------------  ---------  --------- ---------  ---------  ---------
Assets:
Federal funds sold ............   $   44,243    $    485   1.1%  $   39,239    $    557   1.4%  $   31,820    $    899     2.8%
Interest-bearing deposits......        6,655          76   1.1        2,866         141   4.9        2,060         106     5.1
Federal Reserve and
  Federal Home Loan Bank stock.       13,615         649   4.8       12,327         735   6.0        7,657         559     7.3
Securities: (1)
  Taxable .......................    181,698       6,105   3.4      170,937       9,086   5.3      179,006      11,207     6.3
  Tax-exempt ....................    136,028       9,648   7.1      131,145       9,523   7.3       85,288       6,312     7.4
                                  ----------    --------         ----------    --------         ----------    --------
    Total Securities.............    317,726      15,753   5.0      302,082      18,609   6.2      264,294      17,519     6.6
Mortgage loans held for sale.....     12,294         725   5.9       21,545         503   2.3          481          41     8.5
Loans: (2)
  Commercial ....................  1,387,704      82,183   5.9    1,010,232      66,736   6.6      612,031      49,786     8.1
  Bankers' acceptance and
    Commercial paper purchased...      4,660          61   1.3
  Real estate mortgage...........    517,376      32,100   6.2      484,267      35,704   7.4      404,831      31,908     7.9
  Installment ...................    345,084      26,167   7.6      318,277      26,649   8.4      245,978      21,388     8.7
  Tax-exempt ....................     14,496       1,088   7.5        8,108         725   8.9        7,234         674     9.3
                                  ----------    --------         ----------    --------         ----------    --------
    Total loans .................  2,281,614     142,324   6.2    1,842,429     130,317   7.1    1,270,555     103,797     8.2
                                  ----------    --------         ----------    --------         ----------    --------
    Total earning assets.........  2,663,853     159,287   6.0    2,198,943     150,359   6.8    1,576,386     122,880     7.8
                                  ----------    --------         ----------    --------         ----------    --------
Net unrealized gain (loss) on securities
available for sale...............      7,553                          6,214                          2,608
Allowance for loan losses........    (28,906)                       (20,187)                       (13,736)
Cash and due from banks..........     75,801                         66,510                         42,814
Premises and equipment ..........     39,069                         44,088                         25,265
Other assets ....................    202,825                        110,683                         56,357
                                   ---------                      ---------                      ---------
    Total assets ................ $2,960,195                     $2,406,251                     $1,689,694
                                  ==========                     ==========                     ==========
Liabilities:
  Interest-bearing deposits:
    NOW accounts ................ $  344,933       2,015   0.6%  $  273,126       3,680   1.3%  $  192,573       2,475     1.3%

    Money market deposit accounts    336,669       3,360   1.0      332,811       3,290   1.0      214,087       6,386     3.0
    Savings deposits ............    293,119       1,376   0.5      184,849       2,184   1.2      122,175       2,310     1.9
    Certificates and other
      time deposits .............    988,957      28,107   2.8      838,272      30,546   3.6      655,477      34,655     5.3
                                  ----------    --------         ----------    --------         ----------    --------
  Total interest-bearing
    deposits.....................  1,963,678      34,858   1.8    1,629,058      39,700   2.4    1,184,312      45,826     3.9

Borrowings ......................    381,178      17,530   4.6      277,709      14,060   5.1      171,771      10,248     6.0
                                  ----------    --------         ----------    --------         ----------    --------
  Total interest-bearing
    liabilities..................  2,344,856      52,388   2.2    1,906,767      53,760   2.8    1,356,083      56,074     4.1
Noninterest-bearing deposits.....    293,397                        227,995                        147,318
Other liabilities ...............     28,339                         33,914                         20,061
                                  ----------                     ----------                     ----------
    Total liabilities............  2,666,592                      2,168,676                      1,523,462
Stockholders' equity ............    293,603                        237,575                        166,232
                                  ----------                     ----------                     ----------
    Total liabilities and
     stockholders' equity........ $2,960,195      52,388   2.0(3)$2,406,251      53,760   2.4(3)$1,689,694      56,074     3.6(3)
                                  ==========    --------         ==========    --------         ==========    --------
    Net interest income .........               $106,899                       $ 96,599                       $ 66,806
                                                ========                       ========                       ========
    Net interest margin..........                          4.0                            4.4                              4.2
(1)     Average  balance of securities  is computed  based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
(2)     Nonaccruing loans have been included in the average balances.
(3)     Total interest expense divided by total earning assets adjustment to convert tax exempt investment  securities to fully taxable equivalent
        basis,    using   marginal   rate   of   35%   for   2003,   2002,   and
        2001.............................
                                                 $3,757                            $3,676                            $2,445
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

                                                 2003 Compared to 2002                              2002 Compared to 2001
                                               Increase (Decrease) Due To                         Increase (Decrease) Due To
                                        -----------------------------------------          -----------------------------------------


                                          Volume         Rate          Total                 Volume         Rate          Total
                                          ------         ----          -----                 ------         ----          -----
                                                         (Dollars in Thousands on Fully Taxable Equivalent Basis)

Interest income:
  Federal funds sold ...............     $    65       $   (135)     $   (70)               $   176       $   (518)     $  (342)
  Interest-bearing deposits ........         127           (248)        (121)                    49             42           91
  Federal Reserve and Federal
    Home Loan Bank stock ...........          72           (158)         (86)                   293           (117)         176
  Securities .......................         924         (3,780)      (2,856)                 2,386         (1,296)       1,090
  Mortgage loans held for sale .....        (288)           510          222                    513            (51)         462
  Loans ............................      29,315        (17,475)      11,840                 40,558        (14,556)      26,002
                                         --------      ---------    ---------               --------      ---------    ---------
  Totals ...........................      30,215        (21,286)       8,929                 43,975        (16,496)      27,479
                                         --------      ---------    ---------               --------      ---------    ---------
Interest expense:
  NOW accounts .....................         794         (2,459)      (1,665)                 1,080            125        1,205
  Money market deposit
    accounts........................          38             32           70                  2,468         (5,564)      (3,096)
  Savings deposits..................         899         (1,707)        (808)                   928         (1,054)        (126)
  Certificates and other
    time deposits...................       4,948         (7,387)      (2,439)                 8,244        (12,353)      (4,109)
  Borrowings........................       4,853         (1,381)       3,472                  5,552         (1,741)       3,811
                                         --------      ---------    ---------               --------      ---------    ---------
    Totals..........................      11,532        (12,902)      (1,370)                18,272        (20,587)      (2,315)
                                         --------      ---------    ---------               --------      ---------    ---------

Change in net interest
  income (fully taxable
  equivalent basis)................      $18,683       $ (8,384)      10,299                $25,703       $  4,091       29,794
                                         ========      =========                            ========      =========


Tax equivalent adjustment
  using marginal rate
  of 35% for 2003, 2002,
 and 2001..........................                                      (80)                                            (1,232)
                                                                   ----------                                         ----------


Change in net interest
  income...........................                                $  10,219                                          $  28,562
                                                                   ==========                                         ==========


INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:
(Dollars in Thousands)

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
Available for sale at December 31, 2003
   U.S. Treasury ...............................      $  1,498                                           $  1,498
   Federal agencies ............................        38,290          $    523         $     52          38,761
   State and municipal .........................       118,794             6,932               86         125,640
   Mortgage-backed securities ..................       174,208               813            1,817         173,204
   Corporate obligations .......................           500                16                              516
   Marketable equity securities ................         9,237                 4                            9,241
                                                      --------          --------         --------        --------
      Total available for sale .................       342,527             8,288            1,955         348,860
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2003
   State and municipal .........................         7,860               389                            8,249
   Mortgage-backed securities ..................            77                                                 77
                                                      --------          --------         --------        --------
      Total held to maturity ...................         7,937               389                            8,326
                                                      --------          --------         --------        --------
      Total investment securities ..............      $350,464          $  8,677         $  1,955        $357,186
                                                      ========          ========         ========        ========


Available for sale at December 31, 2002
   U.S. Treasury ...............................      $    125                                           $    125
   Federal agencies ............................        27,630          $    814         $      8          28,436
   State and municipal .........................       135,715             5,787              178         141,324
   Mortgage-backed securities ..................       117,724             2,448               54         120,118
   Other asset-backed securities ...............         1,000                                              1,000
   Corporate obligations .......................        12,101               465                           12,566
   Marketable equity securities ................        29,452                20              116          29,356
                                                      --------          --------         --------        --------
      Total available for sale .................       323,747             9,534              356         332,925
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2002
   State and municipal .........................         9,013               448                            9,461
   Mortgage-backed securities ..................           124                                                124
                                                      --------          --------         --------        --------
      Total held to maturity ...................         9,137               448                            9,585
                                                      --------          --------         --------        --------
      Total investment securities ..............      $332,884          $  9,982         $    356        $342,510
                                                      ========          ========         ========        ========

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                            Gross          Gross
                                                       Amortized         Unrealized      Unrealized        Fair
                                                          Cost              Gains          Losses         Value
                                                     ---------------   --------------  --------------  ------------
Available for sale at December 31, 2001
   U.S. Treasury ...............................      $    124                                           $    124
   Federal agencies ............................        30,808          $    767         $      2          31,573
   State and municipal .........................        74,776             1,644              215          76,205
   Mortgage-backed securities ..................       100,811             1,710                1         102,520
   Other asset-backed securities ...............        10,116               167                           10,283
   Corporate obligations .......................         3,498               116                            3,614
   Marketable equity securities ................         7,472                                123           7,349
                                                      --------          --------         --------        --------
      Total available for sale .................       227,605             4,404              341         231,668
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2001
   State and municipal .........................         8,426               166               58           8,534
   Mortgage-backed securities ..................           228                                                228
                                                      --------          --------         --------        --------
      Total held to maturity ...................         8,654               166               58           8,762
                                                      --------          --------         --------        --------
      Total investment securities ..............      $236,259          $  4,570         $    399        $240,430
                                                      ========          ========         ========        ========


                                                                              Cost
                                                    ----------------------------------------------------------
                                                          2003                  2002                 2001
                                                          ----                  ----                 ----
Federal Reserve and Federal Home Loan
   Bank stock at December 31:
Federal Reserve Bank stock ....................        $ 2,320               $   493               $  493
Federal Home Loan Bank stock ..................         13,182                10,916                7,857
                                                       -------               -------                -----
    Total .....................................        $15,502               $11,409               $8,350
                                                       =======               =======               ======

The Fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

The maturity distribution (dollars in thousands) and average yields for the securities portfolio at December 31, 2003 were:

Securities available for sale December 31, 2003:

                                                 Within 1 Year                 1-5 Years                  5-10 Years
                                                 -------------                 ---------                  ----------
                                              Amount        Yield*        Amount        Yield*       Amount        Yield*
                                              ------        ------        ------        ------       ------        ------
U.S. Treasury......................          $ 1,498          0.9%
Federal Agencies...................            3,384          4.2        $28,733         3.4%       $ 3,578          2.8%
State and Municipal................           12,355          6.4         28,511         6.7         40,273          6.8
Corporate Obligations..............              516          6.9
                                             -------                     -------                    -------
    Total..........................          $17,753          5.5%       $57,244         5.0%       $43,851          6.5%
                                             =======                     =======                    =======

--------------------------------------------------------------------------------

                                                                            Marketable Equity
                                                                              and Mortgage -
                                             Due After Ten Years            Backed Securities                   Total
                                             -------------------         -----------------------                -----
                                            Amount         Yield*         Amount         Yield*          Amount        Yield*
                                            ------         ------         ------         ------          ------        ------
U.S. Treasury........................                                                                  $  1,498         0.9%
Federal Agencies.....................     $  3,066           2.7%                                        38,761         3.4
State and Municipal..................       44,501           7.5                                        125,640         7.0
Corporate Obligations................                                                                       516         6.9
Marketable Equity Securities.........                                  $   9,241           7.6%           9,241         7.6
Mortgage-backed securities...........                                    173,204           3.4          173,204         3.4
                                          --------                     ---------                       --------
    Total............................     $ 47,567           7.2%      $ 182,445           3.6%        $348,860         4.8%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 2003:

                                                  Within 1 Year                1-5 Years                   5-10 Years
                                                  -------------                ---------                   ----------
                                            Amount         Yield*         Amount        Yield*       Amount         Yield*
                                            ------         ------         ------        ------       ------         ------
State and Municipal..................     $  1,485           7.6%        $ 4,060          8.0%       $1,086           8.8%

                                                                             Mortgage-Backed
                                            Due After Ten Years                Securities                     Total
                                            -------------------               ------------                    -----
                                           Amount          Yield*         Amount        Yield*        Amount        Yield*
                                           ------          ------         ------        ------        ------        ------
State and Municipal..................     $ 1,229            8.7%                                     $ 7,860         8.1%
Mortgage-backed securities...........                                    $    77          8.4%             77         8.4
                                          -------                        -------                      -------
     Total............................    $ 1,229            8.7%        $    77          8.4%        $ 7,937         8.2%
                                          =======                        =======                      =======

   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

The following table shows the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

                                                             Less than 12         12 Months or               Total
                                                                Months                Longer
                                                         -------------------------------------------------------------
                                                                     GROSS                GROSS                GROSS
                                                           FAIR    UNREALIZED    FAIR  UNREALIZED    FAIR   UNREALIZED
                                                          VALUE      LOSSES     VALUE    LOSSES      VALUE    LOSSES
                                                         --------   --------    ------   ------    --------   --------
Federal agencies .....................................   $  7,410   $    (50)   $  747   $   (2)   $  8,157   $    (52)
State and municipal ..................................      2,547        (82)      166       (4)      2,713        (86)
Mortgage-backed securities ...........................     90,148     (1,817)                        90,148     (1,817)
                                                         --------   --------    ------   ------    --------   --------
   Total temporarily impaired investment securities ..   $100,105   $ (1,949)   $  913   $   (6)   $101,018   $ (1,955)
                                                         ========   ========    ======   ======    ========   ========

Federal Reserve and Federal Home Loan Bank stock at December 31, 2003:

                                           Amount          Yield
Federal Reserve Bank Stock...........     $ 2,320           6.0%
Federal Home Loan Bank stock.........      13,182           5.0
                                          -------
    Total............................     $15,502           5.1%
                                          =======

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:

                                                    2003               2002              2001              2000             1999
                                                    ----               ----              ----              ----             ----
                                                                                (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans...........................  $  443,140         $  406,644        $  301,962        $  258,405         $224,712
  Agricultural production
    financing and other loans
    to farmers.................................      95,048             85,059            29,645            24,547           21,547
  Real estate loans:
    Construction...............................     149,865            133,896            58,316            45,412           31,996
    Commercial and farmland....................     564,578            401,561           230,233           167,317          150,544
    Residential................................     866,477            746,349           544,028           466,660          380,596
  Individuals' loans for
    household and other
    personal expenditures......................     196,093            206,083           179,325           201,629          181,878
  Tax-exempt loans.............................      16,363             12,615             7,277             6,093            4,070
  Other loans..................................      21,939             12,170             8,800             5,523            3,552
                                                 ----------         ----------        ----------        ----------        ---------
            Total loans........................  $2,353,503         $2,004,377        $1,359,586        $1,175,586         $998,895
                                                 ==========         ==========        ==========        ==========        =========

Residential Real Estate Loans Held for Sale at December 31, 2003, 2002, 2001, 2000 and 1999 were $3,043,000, $21,545,000, $307,000, $0 and $61,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


Presented in the table below are the maturities of loans (excluding banker acceptances, residential real estate and individuals' loans) outstanding as of December 31, 2003. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                               Maturing
                                                    Within              1-5               Over
                                                    1 Year             Years             5 Years            Total
                                                 --------------    ---------------    --------------     ------------
                                                                        (Dollars in Thousands)
Commercial and industrial loans................  $  328,219        $  86,385           $  28,536          $  443,140
Agricultural production financing
  and other loans to farmers...................      82,631            8,694               3,723              95,048
Real estate - Construction.....................     110,652           31,714               7,499             149,865
Real estate - Commercial and farmland..........     262,545          239,522              62,511             564,578
Tax-exempt loans...............................       7,158            4,282               4,923              16,363
Other loans....................................       8,972           12,775                 192              21,939
                                                 ----------        ---------            ---------         ----------
      Total....................................  $  800,177        $ 383,372            $107,384          $1,290,933
                                                 ==========        =========            =========         ==========


                                                                       Maturing
                                                  ---------------------------------------------------
                                                           1 - 5                       Over
                                                           Years                     5 Years
                                                           -----                     -------
                                                                (Dollars in Thousands)
Loans maturing after one year with:

  Fixed rate..............................          $      96,553               $    104,011
  Variable rate...........................                286,819                      3,373
                                                    -------------               ------------
    Total.................................          $     383,372               $    107,384
                                                    =============               ============

NONACCRUING, CONTRACTUALLY PAST DUE 90 DAYS OR MORE
OTHER THAN NONACCRUING AND RESTRUCTURED LOANS

                                                                              December 31
                                                  --------------------------------------------------------------------
                                                   2003          2002          2001          2000           1999
                                                   ----          ----          ----          ----           ----
                                                                      (Dollars in Thousands)
Nonaccruing loans.........................        $19,453       $14,134       $6,327        $2,370         $1,280
Loans contractually past due 90
  days or more other than
  nonaccruing.............................          6,530         6,676        4,828         2,483          2,826
Restructured loans........................            641         2,508        3,511         3,085            908


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

Interest income of $950,000 for the year ended December 31, 2003, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $1,357,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $70,682,000 as of December 31, 2003, not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

The Corporation's affiliate banks generate commercial, mortgage and consumer loans from customers located primarily in north-central and east-central Indiana and Butler and Franklin counties in Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer
assets,   and  business  assets.

----------------

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                                    2003            2002            2001            2000            1999
                                                    ----            ----            ----            ----            ----
                                                                           (Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1....................        $ 22,417        $ 15,141        $ 12,454        $ 10,128        $  9,209

  Chargeoffs:
    Commercial and industrial(1)...........          5,023           4,711           1,688             974             361
    Real estate mortgage(3)................          2,111             800             227              43              40
    Individuals' loans for household and
      other personal expenditures,
      including other loans................          5,005           2,602           1,632           1,274           1,368
                                                  --------        --------        --------        --------        --------
      Total chargeoffs.....................         12,139           8,113           3,547           2,291           1,769
                                                  --------        --------        --------        --------        --------
  Recoveries:
    Commercial and industrial(2)...........          1,002             549             176             171             114
    Real estate mortgage(4)................            421              92              32               1              32
    Individuals' loans for household and
      other personal expenditures,
      including other loans................            588             672             365             407             301
                                                  --------        --------        --------        --------        --------
      Total recoveries.....................          2,011           1,313             573             579             447
                                                  --------        --------        --------        --------        --------

  Net chargeoffs...........................         10,128           6,800           2,974           1,712           1,322
                                                  --------        --------        --------        --------        --------
  Provisions for loan losses...............          9,477           7,174           3,576           2,625           2,241
  Allowance acquired in purchase...........          3,727           6,902           2,085           1,413
                                                  --------        --------        --------        --------        --------
  Balance at December 31...................        $25,493         $22,417         $15,141         $12,454         $10,128
                                                  ========        ========        ========        ========        ========

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

  Ratio of net chargeoffs during the
   period to average loans
   outstanding during the period..........           .44%             .37%             .23%             .16%            .14%




----------------

The information regarding the analysis of loan loss experience on Page 10 of the Corporation's Annual Report to Stockholders - Financial Review 2003 under the caption "ASSET QUALITY/PROVISION FOR LOAN LOSSES" is expressly incorporated herein by reference.

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans:

                                                                     2003                            2002
                                                         -------------------------        -------------------------
                                                          Amount          Per Cent         Amount          Per Cent
                                                         --------         --------        --------         --------
                                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $ 17,517            29.9%        $ 12,405            31.8%
  Real estate mortgage(2).....................              4,441            60.8            2,875            57.3
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              3,435             9.3            7,037            10.9
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 25,493           100.0%        $ 22,417           100.0%
                                                         ========           ======        ========           ======


                                                                     2001                            2000
                                                         -------------------------        -------------------------
                                                          Amount          Per Cent         Amount          Per Cent
                                                         --------         --------        --------         --------
                                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $  6,884            29.2%        $  4,478            28.5%
  Real estate mortgage(2).....................              2,655            56.9            1,554            53.9
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              5,502            13.9            4,622            17.6
  Unallocated.................................                100            N/A             1,800            N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 15,141           100.0%        $ 12,454           100.0%
                                                         ========           ======        ========           ======

                                                                    1999
                                                         -------------------------
                                                          Amount          Per Cent
                                                         --------         --------
                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $  3,347            28.3%
  Real estate mortgage(2).....................              1,297            53.2
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              3,914            18.5
  Unallocated. .... ..........................              1,570            N/A
                                                         --------           ------
  Totals......................................           $ 10,128           100.0%
                                                         ========           ======

  (1) Category also includes the allowance for loan losses and percent of loans for bankers acceptances, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
  (2) Category includes the allowance for loan losses and percent of loans for commercial and farmland and residential real estate loans.

----------------

Loan Administration and Loan Loss Chargeoff Procedures

Primary responsibility and accountability for day-to-day lending activities rests with the Corporation's affiliate banks. Loan personnel at each bank have the authority to extend credit under guidelines approved by the bank's board of directors. Executive and board loan committees active at each bank serve as vehicles for communication between the banks and for the pooling of knowledge, judgment and experience of the Corporation's affiliate banks. These committees provide valuable input to lending personnel, act as an approval body, and monitor the overall quality of the banks' loan portfolios. The Corporation also maintains a loan grading and review program for its affiliate banks, which includes quarterly reviews of problem loans, delinquencies and charge-offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for loan losses.

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                                           2003               2002              2001
                                                                     ---------------   ----------------   ---------------
                                                                                    (Dollars in Thousands)
As of, and for the year ending December 31:
  Impaired loans with an allowance...................                 $     12,725       $     16,901      $     10,381
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan.......................                       32,047             27,450            10,780
                                                                      ------------       ------------      ------------

        Total impaired loans.........................                 $     44,772       $     44,351      $     21,161
                                                                      ============       ============      ============

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses).........                 $      5,728       $      7,299      $      3,251
  Average balance of impaired loans..................                       50,245             49,663            22,327
  Interest income recognized on impaired loans.......                        3,259              3,656             1,538
  Cash basis interest included above.................                        2,714              2,344             1,555

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2003, 2002 and 2001 are presented within the "Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and Interest Differential" table on page 11 of this Form 10-K.

As of December 31, 2003, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                       Maturing
                                                   -------------------------------------------------
                                    3 Months            3-6              6-12            Over 12
                                    or less           Months            Months           Months             Total
                                  -------------    --------------    --------------   --------------    --------------
                                                                (Dollars in Thousands)
Certificates of deposit and
  other time deposits..........     $105,020         $ 43,759           $ 39,965         $ 91,066          $279,810
Per cent.......................           37%              16%                14%              33%              100%

RETURN ON EQUITY AND ASSETS

The information regarding return on equity and assets is presented on page 2 of the Corporation's Annual Report to Stockholders - Financial Review 2003 under the caption "Five - Year Summary of Selected Financial Data" is expressly incorporated herein by reference.

SHORT-TERM BORROWINGS

                                                                     2003                2002                2001
                                                              -----------------   -----------------   ------------------
                                                                                (Dollars in Thousands)
Balance at December 31:
  Securities sold under repurchase
    agreements (short-term portion)........                       $  71,095           $  65,962           $  22,732
  Federal funds purchased..................                                                                  10,500
  U.S. Treasury demand notes...............                                                                   6,273
                                                                  ---------           ---------           ---------

          Total short-term borrowings......                       $  71,095           $  65,962           $  39,505
                                                                  =========           =========           =========

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:

                                                                       2003                2002                2001
                                                                 -----------------   -----------------   -----------------
                                                                                   (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:

    Securities sold under repurchase
        agreements(short-term portion)..............                   1.4%                1.1%                3.3%
    Total short-term borrowings.....................                   1.4                 1.1                 2.4

Weighted average interest rate during the year:
    Securities sold under repurchase
        agreements (short-term portion).............                    .9%                1.4%                3.7%
    Total short-term borrowings.....................                    .9                 1.3                 4.0

Highest amount outstanding at any month end
during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  69,396           $  54,375           $  17,750
    Total short-term borrowings.....................               113,618              67,984              46,195

Average amount outstanding during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  51,780           $  41,241           $  14,036
    Total short-term borrowings.....................                59,719              49,886              22,126



ITEM 2.  PROPERTIES.
--------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. The building is owned by First Merchants.

The Corporation's affiliate banks conduct business through numerous facilities owned and leased by the respective affiliate banks. Of the 69 banking offices operated by the Corporation's affiliate banks, 55 are owned by the respective banks and 14 are leased from non-affiliated third parties.

None of the properties owned by the Corporation's affiliate banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2003 was $39,639,000.

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

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------
The names, ages, and positions with the Corporation and subsidiary banks of all executive officers of the Corporation and all persons chosen to become executive officers are listed below. The officers are elected by the Board of Directors of the Corporation for a term of one (1) year or until the election of their successors. There are no arrangements between any officer and any other person pursuant to which he was selected as an officer.

                                                 Offices with the Corporation                 Principal Occupation
               Name and Age                          And Subsidiary Banks                    During Past Five Years
------------------------------------------- ---------------------------------------- ----------------------------------------

Michael L. Cox                              President, Chief Executive Officer,      Chief Executive Officer of the
59                                          Corporation                              Corporation since April 1999;
                                                                                     President First Merchants from
                                                                                     April 1999 to September 2000;
                                                                                     President and Chief Operating Officer,
                                                                                     Corporation since August 1998 and from
                                                                                     May 1994 to April 1999 respectively;
                                                                                     President and Chief Operating Officer,
                                                                                     First Merchants from April, 1996 to
                                                                                     April 1999; Director, Corporation
                                                                                     and First  Merchants since December, 1984.

Roger M. Arwood                             Executive Vice President and             Chief Operating Officer of the Corporation
52                                          Chief Operating Officer, Corporation     since August 2002; President and Chief
                                                                                     Executive Officer First Merchants from
                                                                                     September 2000 to August 2002; Bank of America
                                                                                     from 1983 to February 2000; Executive Vice
                                                                                     President of the Corporation since February of
                                                                                     2000.


Robert R. Connors                           Senior Vice President of Operations      Senior Vice President of Operations and
54                                          and Technology, Corporation and First    Technology, Corporation and First Merchants
                                            Merchants                                since August 2002; Senior Vice President of
                                                                                     Operations and Compliance Officer at First
                                                                                     Internet Bank of Indiana from 1999 to 2002;
                                                                                     Senior Vice President of Operations and Chief
                                                                                     Information Officer at Peoples Bank & Trust
                                                                                     Company from 1984 to 1999.

Larry R. Helms                              Senior Vice President, General           Senior Vice President and General Counsel,
63                                          Counsel and Secretary, Corporation       Corporation since 1982  and Secretary
                                                                                     since January 1997; Senior Vice President,
                                                                                     First Merchants from January 1979 to  2002;
                                                                                     Director of First United Bank from 1991 to 2002
                                                                                     and Pendleton Banking Company from 1992 to
                                                                                     2002.


Mark K. Hardwick                            Senior Vice President and Chief          Senior Vice President and Chief Financial
33                                          Financial Officer, Corporation           Officer of the Corporation since April of 2002;
                                                                                     Corporate Controller, Corporation from
                                                                                     November 1997 to April 2002; Senior Accountant,
                                                                                     Geo. S. Olive & Company from September 1994 to
                                                                                     October 1997.



                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The information on pages 58 and 59 of the Corporation's Annual Report to Stockholders - Financial Review 2003 under the captions "Annual Meeting, Stock Price & Dividend Information" and "Common Stock Listing", is expressly incorporated herein by reference.

On May 1, 2003, the Corporation issued 2,134 unregistered shares of its common stock pursuant to a Merger Agreement dated September 6, 2002, between the Corporation and Stephenson Insurance Service, Inc. ("SIS"). The Corporation issued the unregistered shares to the sole shareholder of SIS, at a value of $23.56 per share, in exchange for all the common stock of SIS. The issuance by the Corporation of its shares of common stock were not registered under the Securities Act of 1933, as amended ("Securities Act"). The shares were issued pursuant to the exemption contemplated in Section 4 (2) of the Securities Act, for transactions not involving a public offering.

ITEM 6.      SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

The information on page 2 of the Corporation's Annual Report to Stockholders - Financial Review 2003 under the caption "Five-Year Summary of Selected Financial Data", is expressly incorporated herein by reference.

ITEM 7.      MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information on pages 3 through 21 of the Corporation's Annual Report to Stockholders - Financial Review 2003 under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations", is expressly incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------------------
The information on pages 12 through 15 of the Corporation's Annual Report to Stockholders - Financial Review 2003 under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations" within the section "Interest Sensitivity and Disclosures About Market Risk", is expressly incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

Pages 22 through 57 of the Corporation's Annual Report to Stockholders - Financial Review 2003, are expressly incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 2003, there have been no disagreements with the Corporation's independent certified public accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

ITEM 9A.   CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------
At the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of it's disclosure controls and procedures. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

The information in the Corporation's Proxy Statement dated March 5, 2004 furnished to its stockholders in connection with an annual meeting to be held April 22, 2004 (the "2004 Proxy Statement"), under the captions "ELECTION OF DIRECTORS", "COMMITTEES OF THE BOARD" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K and is expressly incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Controller and Treasurer. It is part of the Corporation's Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Ethics may be obtained, free of charge, by writing to the General Counsel of First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation's web site, which can be accessed at http://www.firstmerchants.com.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The information in the Corporation's 2004 Proxy Statement, under the captions, "COMPENSATION OF DIRECTORS", "COMPENSATION OF EXECUTIVE OFFICERS", "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Interlocks and Insider Participation", "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Report on Executive Compensation" and "PERFORMANCE GRAPH" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The information in the Corporation's 2004 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION," is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

The information in the Corporation's 2004 Proxy Statement, under the caption "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS," is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

The information in the Corporation's 2004 Proxy Statement, under the caption "INDEPENDENT PUBLIC ACCOUNTANTS", is expressly incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


(a) 1.      Financial Statements:
                 Independent accountants' report
                 Consolidated balance sheets at
                      December 31, 2003 and 2002
                 Consolidated statements of income,
                      years ended December 31, 2003,
                      2002 and 2001
                 Consolidated statements of comprehensive income,
                      years ended December 31, 2003, 2002 and 2001
                 Consolidated statements of stockholders' equity,
                      years ended December 31, 2003, 2002 and 2001
                 Consolidated statements of cash flows,
                      years ended December 31, 2003,
                      2002 and 2001
                 Notes to consolidated financial
                      statements


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


(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

   2.1 Agreement of Reorganization and Merger by and between First Merchants Corporation and CNBC Bancorp dated August 28, 2002 (the "Merger Agreement"). (Incorporated by reference to Exhibit 2 to First Merchants Corporation's Current Report on Form 8-K filed August 28, 2002.)

   2.2 Undertaking by First Merchants Corporation to furnish supplementally to the Commission upon request the Disclosure Letters referenced in the Merger Agreement. (Incorporated by reference to Exhibit 2.2 to First Merchants Corporation's Form 10-Q for the quarter ended September 30, 2003.)

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b         First Merchants Corporation Bylaws (2)

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

       10e First Merchants Corporation Change of Control Agreement with Mark K. Hardwick dated May 14, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 2002)(1)

       10f First Merchants Corporation change of Control Agreement with Roger M. Arwood dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31, 2003)(1)

       10g First Merchants Corporation Change of Control Agreement with Larry R. Helms dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31, 2003)(1)

       10h First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2002)(1)

       10i         First Merchants Change of Control Agreement with Michael L.
                   Cox dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31, 2003)(1)

       10j First Merchants Corporation Unfunded Deferred Compensation Plan. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

       10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

       10l First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's registration statement on Form S-8 (see File No.333-111374) effective on December 19, 2003)(1)

       13 Annual Report to Stockholders-Financial Review 2003 (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders-Financial Review 2003 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K(2)

       21          Subsidiaries of Registrant(2)

       23          Consent of Independent Accountants(2)

       24          Limited Power of Attorney(2)

       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

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

(b) Reports on Form 8-K:

A report on Form 8-K, dated October 22, 2003, was filed on October 22, 2003 under report items number 9 and 7, concerning the Press Release announcing third quarter 2003 earnings.

Under report item number 7, the following exhibit was included in this Form 8-K.

(c) Exhibit

         (99.1) Press Release, dated October 22, 2003, issued by First Merchants Corportation

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2004.

                                               FIRST MERCHANTS CORPORATION

                                               By /s/ Michael L.Cox
                                               -----------------------------
                                                      Michael L. Cox, President
                                                      & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 15th day of March, 2004.

/s/ Michael L. Cox                        /s/Mark K. Hardwick
--------------------------------------    --------------------------------------
    Michael L. Cox  President and           Mark K. Hardwick Sr. Vice President
                    Chief Executive                          and Chief Financial
                    Officer (Principal                       Officer (Principal
                    Executive Officer)                       Financial and
                                                             Accounting Officer)

/s/ Stefan S. Anderson*                    /s/ Michael L. Cox
------------------------------------       ------------------------------------
    Stefan S. Anderson      Director           Michael L. Cox          Director

/s/ Roger M. Arwood*                       /s/ Barry J. Hudson*
------------------------------------       ------------------------------------
    Roger M. Arwood         Director           Barry J. Hudson         Director

/s/ James F. Ault*                         /s/ Robert T. Jeffares*
------------------------------------       ------------------------------------
    James F. Ault           Director           Robert T. Jeffares      Director

/s/ Dennis A. Bieberich*                   /s/ Norman M. Johnson*
------------------------------------       ------------------------------------
    Dennis A. Bieberich     Director           Norman M. Johnson       Director

/s/Richard A. Boehning*                    /s/ Thomas D. McAuliffe*
------------------------------------       ------------------------------------
   Richard A. Boehning      Director           Thomas D. McAuliffe     Director


------------------------------------       ------------------------------------
    Blaine M. Brownell      Director           George A. Sissel        Director


------------------------------------       ------------------------------------
    Frank A. Bracken        Director           Robert M. Smitson       Director

/s/ Thomas B. Clark*
------------------------------------       ------------------------------------
    Thomas B. Clark         Director           Dr. John E. Worthen     Director

* By Mark K. Hardwick as Attorney-in Fact pursuant to a limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.
                                                 By  /s/  Mark K. Hardwick
                                                 ------------------------------
                                                          Mark K. Hardwick
                                                          As Attorney-in-Fact
                                                          March 15, 2004

INDEX TO EXHIBITS
--------------------------------------------------------------------------------

   (a)3.   Exhibits:

      Exhibit No:                          Description of Exhibit:

   2.1 Agreement of Reorganization and Merger by and between First Merchants Corporation and CNBC Bancorp dated August 28, 2002 (the "Merger Agreement"). (Incorporated by reference to Exhibit 2 to First Merchants Corporation's Current Report on Form 8-K filed August 28, 2002.)

   2.2 Undertaking by First Merchants Corporation to furnish supplementally to the Commission upon request the Disclosure Letters referenced in the Merger Agreement. (Incorporated by reference to Exhibit 2.2 to First Merchants Corporation's Form 10-Q for the quarter ended September 30, 2003.)

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b         First Merchants Corporation Bylaws (2)

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

   10e First Merchants Corporation Change of Control Agreement with Mark K. Hardwick dated May 14, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 2002) (1)

   10f First Merchants Corporation change of Control Agreement with Roger M. Arwood dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31,
               2003)(1)

   10g First Merchants Corporation Change of Control Agreement with Larry R. Helms dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31,
               2003)(1)

   10h First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2002)(1)

   10i         First Merchants Change of Control Agreement with Michael L.
               Cox dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31, 2003)(1)

   10j First Merchants Corporation Unfunded Deferred Compensation Plan. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

   10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

   10l First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's registration statement on Form S-8 (see File No. 333-111374) effective on December 19, 2003)(1)

   13 Annual Report to Stockholders-Financial Review 2003 (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Stockholders-Financial Review 2003 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K(2)

   21          Subsidiaries of Registrant(2)

   23          Consent of Independent Accountants(2)

   24          Limited Power of Attorney(2)

   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

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

                                   EXHIBIT-3b

                                    BYLAWS OF
                           FIRST MERCHANTS CORPORATION


         Following are the Bylaws, as amended, of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law, as amended (hereinafter referred to as the "Act"):

                                    ARTICLE I

         Section 1.        Name.
         ---------         ----
The name of the Corporation is First Merchants Corporation.

         Section 2.        Principal  Office and Resident Agent.
         ---------         ------------------------------------
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

         Section 8. Fixing of Record Date to Determine Shareholders Entitled to Vote. The Board of Directors may fix a record date, not exceeding seventy (70) days prior to the date of any meeting of the shareholders, for the purpose of determining the shareholders entitled to notice of and to vote at the meeting. In the absence of action by the Board of Directors fixing a record date as herein provided, the record date shall be the sixtieth (60th) day prior to the date of the meeting. A new record date must be fixed if a meeting of the shareholders is adjourned to a date more than one hundred twenty (120) days after the date fixed for the original meeting.

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

                                   EXHIBIT-13
               ANNUAL REPORT TO STOCKHOLDERS-FINANCIAL REVIEW 2003

EXHIBIT 13--ANNUAL REPORT TO STOCKHOLDERS - FINANCIAL REVIEW 2003

================================================================================
FINANCIAL REVIEW
================================================================================

FIVE-YEAR SUMMARY OF
SELECTED FINANCIAL DATA                                                  2

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            3

INDEPENDENT ACCOUNTANTS' REPORT                                         22

CONSOLIDATED
FINANCIAL STATEMENTS                                                    23

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS                                                    27

ANNUAL MEETING, STOCK PRICE & DIVIDEND INFORMATION                      58

COMMON STOCK LISTING                                                    59

FORM 10-K, FINANCIAL INFORMATION AND CODE OF ETHICS                     60

================================================================================

================================================================================
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
================================================================================

(in thousands, except share data)                  2003         2002         2001         2000         1999
                                                ==========   ==========   ==========   ==========   ==========
Operations (4)
Net Interest Income
     Fully Taxable Equivalent (FTE) Basis ....  $  106,899   $   96,599   $   66,806   $   58,619   $   56,513
Less Tax Equivalent Adjustment ...............       3,757        3,676        2,445        2,637        2,948
                                                ----------   ----------   ----------   ----------   ----------
Net Interest Income ..........................     103,142       92,923       64,361       55,982       53,565
Provision for Loan Losses ....................       9,477        7,174        3,576        2,625        2,241
                                                ----------   ----------   ----------   ----------   ----------
Net Interest Income
     After Provision for Loan Losses .........      93,665       85,749       60,785       53,357       51,324
Total Other Income ...........................      35,902       27,077       18,543       16,634       14,573
Total Other Expenses .........................      91,279       71,009       45,195       40,083       36,710
                                                ----------   ----------   ----------   ----------   ----------
     Income Before Income Tax Expense ........      38,288       41,817       34,133       29,908       29,187
Income Tax Expense ...........................      10,717       13,981       11,924        9,968       10,099
                                                ----------   ----------   ----------   ----------   ----------
Net Income ...................................  $   27,571   $   27,836   $   22,209   $   19,940   $   19,088
                                                ==========   ==========   ==========   ==========   ==========

Per share data (1)(4)
Basic Net Income .............................  $     1.51   $     1.70   $     1.63   $     1.51   $     1.37
Diluted Net Income ...........................        1.50         1.69         1.61         1.50         1.36
Cash Dividends Paid (2) ......................         .90          .86          .84          .78          .72
December 31 Book Value .......................       16.42        15.24        12.82        11.61         9.98
December 31 Market Value (Bid Price) .........       25.51        21.67        21.78        19.54        22.08

Average balances (4)
Total Assets .................................  $2,960,195   $2,406,251   $1,689,694   $1,532,691   $1,397,230
Total Loans (5) ..............................   2,281,614    1,842,429    1,270,555    1,104,013      935,716
Total Deposits ...............................   2,257,075    1,857,053    1,331,631    1,209,015    1,073,074
Securities Sold Under Repurchase Agreements
     (long-term portion) .....................                   66,535       44,394       53,309       56,181
Total Federal Home Loan Bank Advances ........     166,733      155,387      103,941       80,008       57,062
Total Trust Preferred Securities .............      56,521       37,379
Total Stockholders' Equity ...................     293,603      237,575      166,232      141,446      149,727

Year-end balances (4)
Total Assets .................................  $3,076,812   $2,678,687   $1,787,035   $1,621,063   $1,474,048
Total Loans (5) ..............................   2,356,546    2,025,922    1,359,893    1,175,586      998,956
Total Deposits ...............................   2,362,101    2,036,688    1,421,251    1,288,299    1,147,203
Securities Sold Under Repurchase Agreements
(long-term portion) ..........................                   23,632       32,500       32,500       35,000
Total Federal Home Loan Bank Advances ........     212,779      184,677      103,499       93,182       73,514
Total Trust Preferred Securities .............      57,188       53,188
Total Stockholders' Equity ...................     303,965      261,129      179,128      156,063      126,296

Financial ratios (4)
Return on Average Assets .....................         .93%        1.16%        1.31%        1.30%        1.37%
Return on Average Stockholders' Equity .......        9.39        11.72        13.36        14.10        12.75
Average Earning Assets to Total Assets .......       89.99        91.38        93.29        94.85        94.77
Allowance for Loan Losses as % of Total Loans         1.08         1.11         1.11         1.06         1.01
Dividend Payout Ratio ........................       60.00        50.89        52.17        52.00        52.94
Average Stockholders' Equity to Average Assets        9.92         9.87         9.84         9.23        10.72
Tax Equivalent Yield on Earning Assets (3) ...        5.98         6.83         7.80         8.19         7.81
Cost of Supporting Liabilities ...............        1.97         2.44         3.56         4.16         3.54
Net Interest Margin on Earning Assets ........        4.01         4.39         4.24         4.03         4.27

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

(5)  Includes loans held for sale.

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

FORWARD-LOOKING STATEMENTS

     The Corporation from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, such as Form 10-K and Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "estimate," "project," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include:

     - statements of the Corporation's goals, intentions and expectations;

     - statements regarding the Corporation's business plan and growth strategies;

     - statements regarding the asset quality of the Corporation's loan and investment portfolios; and

     - estimates of the Corporation's risks and future costs and benefits.

     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

     - fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect the Corporation's net interest margin, asset valuations and expense expectations;

     - adverse changes in the economy, which might affect the Corporation's business prospects and could cause credit-related losses and expenses;

     - adverse developments in the Corporation's loan and investment portfolios;

     - competitive factors in the banking industry, such as the trend towards consolidation in the Corporation's market; and

     - changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like the Corporation's affiliate banks.

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

CRITICAL ACCOUNTING POLICIES

     Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of the Corporation's significant accounting policies, see the notes to the consolidated financial statements (pages 27 to 31) and discussion throughout this Annual Report. Below is a discussion of the Corporation's critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Corporation's financial statements. Management has reviewed the application of these policies with the Corporation's Audit Committee.

     Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable losses inherent in the Corporation's loan portfolio. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

     The Corporation's strategy for credit risk management includes conservative credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

     The Corporation's allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the first two components of the allowance.

     Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

CRITICAL ACCOUNTING POLICIES continued

     Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Rather, credit scoring systems are used to assess credit risks. Reserves are established for each pool of loans using loss rates based on a five year average net charge-off history by loan category.

     Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation's internal loan review.

     An unallocated reserve, primarily based on the factors noted above, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

     The Corporation's primary market areas for lending are north-central and east-central Indiana and Columbus, Ohio. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation's customers.

     The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

CRITICAL ACCOUNTING POLICIES continued

     Valuation of Securities. The Corporation's available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security's performance, the credit worthiness of the issuer and the Corporation's ability to hold the security to maturity. A decline in value that is considered to be other-than temporary is recorded as a loss within other operating income in the consolidated statements of income.

     Pension. The Corporation provides pension benefits to its employees. In accordance with applicable accounting rules, the Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes a prepaid asset for contributions the Corporation has made to the pension plan in excess of pension expense. The measurement of the prepaid asset and the annual pension expense involves actuarial and economic assumptions.

     The assumptions used in pension accounting relate to the expected rate of return on plan assets, the rate of increase in salaries, the interest-crediting rate, the discount rate, and other assumptions. See Note 16 "Employee Benefit Plans" in the Annual Report for the specific assumptions used by the Corporation.

     The annual pension expense for the Corporation is currently most sensitive to the discount rate. Each 25 basis point reduction in the 2004 discount rate of
6.25 percent would increase the Corporation's 2004 pension expense by approximately $180,000. In addition, each 25 basis point reduction in the 2004 expected rate of return of 8.0 percent would increase the Corporation's 2004 pension expense by approximately $45,000.

     Goodwill and Intangibles. For purchase acquisitions, the Company is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

CRITICAL ACCOUNTING POLICIES continued

     Goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The tests for impairment fair values are based on internal valuations using management's assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could have a significant impact on the carrying values of goodwill or intangibles and could result in impairment losses being recorded in future periods.

RESULTS OF OPERATIONS

     As of December 31, 2003 total assets totaled $3,076,812,000, an increase of $398,125,000. Of this amount, loans increased $349,126,000, investments increased $14,735,000, intangibles, including goodwill, increased $35,506,000 and cash value of life insurance increased by $23,618,000. The addition of Commerce National Bank on March 1, 2003 accounted for $298,702,000 in loan growth, $12,500,000 in investment growth and most of the increase in intangibles.

     Absent Commerce National Bank, total loans increased by $50,424,000. Positive growth of commercial and commercial real estate loans of $73,436,000 was significantly mitigated by declines in installment loans and residential real estate loans of $12,166,000 and $9,776,000, respectively.

     The Corporation also completed the purchase of $23 million in Bank Owned Life Insurance (BOLI) during May, 2003. The BOLI yield is 8.34 percent on a fully tax equivalent basis, adjustable annually. The tax-free investment was used to offset the cost of current employee benefit programs, as detailed in
Note 16.

     Net income for 2003 totaled $27,571,000, down from $27,836,000 in 2002. The $265,000 decrease is attributable to several factors, including compression of the net interest margin, increased provision for loan losses and increased noninterest expenses. These factors and others are discussed within the respective sections of Management's Discussion & Analysis of Financial Condition and Results of Operations. Diluted earnings per share totaled $1.50, a 11.2 percent decrease from $1.69 reported for 2002.

     Net income for the year 2002 reached $27,836,000 up from $22,209,000 in 2001. The $5,627,000 increase is attributable to several factors, including the April 1, 2002 acquisition of Lafayette Bank and Trust Company, improved net interest margin and the elimination of goodwill amortization. However, these factors were mitigated by increased provisions for loan losses and increased other expenses. These factors and others are discussed within the respective sections of Management's Discussion & Analysis of Financial Condition and

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

RESULTS OF OPERATIONS continued

Results of Operations. Diluted earnings per share totaled $1.69, a 5.0 percent increase from $1.61 reported for 2001.

     Return on equity was 9.39 percent in 2003, 11.72 percent in 2002 and 13.36 percent in 2001. Return on assets was .93 percent in 2003, 1.16 percent in 2002 and 1.31 percent in 2001.

CAPITAL

     The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and trust-preferred securities, less non-qualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was 7.38 percent and 7.92 percent at December 31, 2003 and 2002, respectively. In addition, at December 31, 2003, the Corporation had a Tier I risk-based capital ratio of 9.40 percent and total risk-based capital ratio of 11.60 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

     The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.88 percent as of December 31, 2003, up from 9.75 percent in 2002. When the Corporation acquires other companies, GAAP capital increases by the entire amount of the purchase price. Additional GAAP capital resulting from the purchase of CNBC Bancorp and Commerce National Bank, acquired on March 1,2003, totaled $55,729,000, and was reduced by cash used for consideration totaling $24,562,000 per Note 2.

     The Corporation's tangible capital ratio, defined as total stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled 5.78 percent as of December 31, 2003 down from 6.25 percent in 2002.

     Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is also meaningful when considering performance measures of the Corporation. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

CAPITAL continued
                                                    December 31,
(Dollars in Thousands)                           2003          2002
                                             ===========    ===========
Average Goodwill ..........................  $   107,232    $    67,391
Average Core Deposit Intangible (CDI) .....       24,393         16,906
Average Deferred Tax on CDI ...............       (8,951)        (6,249)
                                             -----------    -----------
  Intangible Adjustment ...................  $   122,674    $    78,048
                                             ===========    ===========

Average Shareholders' Equity (GAAP Capital)  $   293,603    $   261,129
Intangible Adjustment .....................     (122,674)       (78,048)
                                             -----------    -----------
  Average Tangible Capital ................  $   170,929    $   183,081
                                             ===========    ===========

Average Assets ............................  $ 2,960,195    $ 2,406,251
Intangible Adjustment .....................     (122,674)       (78,048)
                                             -----------    -----------
  Average Tangible Assets .................  $ 2,837,521    $ 2,328,203
                                             ===========    ===========

Net Income ................................  $    27,571    $    27,836
CDI Amortization, net of tax ..............        2,341          1,619
                                             -----------    -----------
  Tangible Net Income .....................  $    29,912    $    29,455
                                             ===========    ===========

Diluted Earnings per Share ................  $      1.50    $      1.69
Diluted Tangible Earnings per Share .......  $      1.63    $      1.78

Return on Average GAAP Capital ............         9.39%         11.72%
Return on Average Tangible Capital ........        17.50%         16.09%

Return on Average Assets ..................         0.93%          1.16%
Return on Average Tangible Assets .........         1.05%          1.27%

ASSET QUALITY/PROVISION FOR LOAN LOSSES

     The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review primarily provided by an outside accounting firm. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See Critical Accounting Policies)

     At December 31, 2003, non-performing loans totaled $26,624,000, an increase of $3,306,000, as noted in the table on the following page. This increase was primarily due to one loan totaling $5,000,000, related to declining collateral values of this borrower being placed on non-accrual status during 2003. Loans 90 days past due other than non-accrual and restructured loans decreased by $2,013,000.

     At December 31, 2003, impaired loans totaled $44,772,000, an increase of $421,000 from year end 2002. At December 31, 2003, an allowance for losses was not deemed necessary for impaired loans totaling $32,047,000, but an allowance of $5,728,000 was recorded for the remaining balance of impaired loans of $12,725,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2003 was $50,245,000.

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

ASSET QUALITY/PROVISION FOR LOAN LOSSES continued

     At December 31, 2003, the allowance for loan losses was $25,493,000, an increase of $3,076,000 from year end 2002. As a percent of loans, the allowance was 1.08 percent at December 31, 2003 and 1.11 percent at December 31, 2002.

     The provision for loan losses in 2003 was $9,477,000, an increase of $2,303,000 from $7,174,000 in 2002. The Corporation's allowance for loan losses reflects increased non-performing loans, increased specific reserves and increased impaired loans, resulting in increased provision expense. The provision expense increase was primarily attributable to declining collateral values of a single commercial borrower, with the remaining based on the regular ongoing evaluation of the loan portfolios of the Corporation's bank subsidiaries. Current non-performing and impaired loan balances indicate that some decline in loan asset quality has occurred, which management believes is a result of current economic conditions.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.

(dollars in thousands)                         December 31,
                                              2003      2002
                                            =======   =======
Non-accrual loans ........................  $19,453   $14,134

Loans contractually
  past due 90 days or more
  other than non-accruing ................    6,530     6,676

Restructured loans .......................      641     2,508
                                            -------   -------

  Total ..................................  $26,624   $23,318
                                            =======   =======

The table below presents loan loss experience for the years indicated

(Dollars in Thousands)                            2003      2002      2001
                                                =======   =======   =======
Allowance for loan losses:
  Balance at January 1 .......................  $22,417   $15,141   $12,454
                                                -------   -------   -------
  Chargeoffs .................................   12,139     8,113     3,547
  Recoveries .................................    2,011     1,313       573
                                                -------   -------   -------
  Net chargeoffs .............................   10,128     6,800     2,974
  Provision for loan losses ..................    9,477     7,174     3,576
  Allowance acquired in acquisitions .........    3,727     6,902     2,085
                                                -------   -------   -------
  Balance at December 31 .....................  $25,493   $22,417   $15,141
                                                =======   =======   =======
Ratio of net chargeoffs during the period to
  average loans outstanding during the period       .44%      .37%      .23%

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

     The liquidity of the Corporation is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations as explained in Note 14 to the consolidated financial statements, and access to other funding sources. Liquidity of the Corporation's bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") as a funding source. At December 31, 2003, total borrowings from the FHLB were $212,779,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2003, was $197,273,000. The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $348,860,000 at December 31, 2003, an increase of $15,935,000 or 4.8 percent over 2002. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,485,000 at December 31, 2003. In addition, other types of assets-such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year-are sources of liquidity.

     In the normal course of business, the Corporation is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation's consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments and commitments under operating leases.

     The Corporation provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2003 are as follows:

                                              At December 31,
(Dollars in thousands)                             2003
                                                 ==========

Amounts of commitments:
Loan commitments to extend credit .........      $  481,771
Standby letters of credit .................          25,242
                                                 ----------
                                                 $  507,013
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

LIQUIDITY continued

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and borrowing arrangements at December 31, 2003 are as follows:

                                        2004     2005      2006     2007        2008     2009       Total
(Dollars in thousands)                                                                 and after
                                      ========  =======   =======  =======   ========  =========   ========
Operating leases                      $  1,563  $ 1,447   $ 1,327  $ 1,112   $    916  $   3,255   $  9,620
Trust preferred securities                                                                57,188     57,188
Securities sold under
  repurchase agreements                 71,095                                                       71,095
Federal Home Loan Bank Advances         22,750   24,500    23,882   14,495     17,464    109,688    212,779
Subordinated debentures,
  revolving credit lines and
  term loans                            10,594                                            30,000     40,594
                                      --------  -------   -------  -------   --------  ---------   --------
Total                                 $106,002  $25,947   $25,209  $15,607   $ 18,380  $ 200,131   $391,276
                                      ========  =======   =======  =======   ========  =========   ========

     The Corporation's purchase obligations have no material impact in its cash flow or liquidity and, accordingly, has not been included in the above table.

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

     Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2003, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2003.

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK continued

(dollars in thousands)                                                    At December 31, 2003
                                                       --------------------------------------------------------------
                                                                        181-365                   BEYOND
                                                       1-180 DAYS        DAYS       1-5 YEARS    5 YEARS     TOTAL
                                                       ===========    ==========    ==========   ========   =========
Rate-Sensitive Assets:
  Federal funds sold and interest-bearing deposits     $    40,556                                          $  40,556
  Investment securities ..........................          36,876    $   24,045    $  136,084   $159,792     356,797
  Loans ..........................................       1,012,808       326,043       870,082    147,613   2,356,546
  Federal Reserve and Federal Home Loan Bank stock          15,502                                             15,502
                                                       -----------    ----------    ----------   --------   ---------
     Total rate-sensitive assets ....................    1,105,742       350,088     1,006,166    307,405   2,769,401
                                                       -----------    ----------    ----------   --------   ---------
Rate-Sensitive Liabilities:
  Interest-bearing deposits ......................       1,411,925       224,461       383,135      4,379   2,023,900
  Securities sold under repurchase agreements ....          71,095                                             71,095
  Federal Home Loan Bank advances ................           7,750        15,000        80,341    109,688     212,779
  Trust preferred securities .....................                                                 57,188      57,188
  Other short-term borrowings ....................           1,514                                              1,514
  Other borrowed funds ...........................          10,594                                 30,000      40,594
                                                       -----------    ----------    ----------   --------   ---------
     Total rate-sensitive liabilities ...............    1,502,878       239,461       463,476    201,255   2,407,070
                                                       -----------    ----------    ----------   --------   ---------

Interest rate sensitivity gap by period ........       $  (397,136)    $ 110,627    $  542,690   $106,150
Cumulative rate sensitivity gap ................          (397,136)     (286,509)      256,181    362,331
Cumulative rate sensitivity gap ratio
  at December 31, 2003 ...........................            73.6%         83.6%        111.6%     115.1%
  at December 31, 2002 ...........................           111.8%         85.2%         98.2%     113.8%

The Corporation had a cumulative negative gap of $286,509,000 in the one-year horizon at December 31, 2003, just over 9.3 percent of total assets.

     The Corporation places its greatest credence in net interest income simulation modeling. The above GAP/Interest Rate Sensitivity Report is believed by the Corporation's management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements.

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

     The comparative rising and falling scenarios for the period ending December 31, 2004 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended December 31, 2004 are as follows:

Driver Rates                RISING                    FALLING
=========================================================================
Prime                       200 Basis Points          (200) Basis Points
Federal Funds               200                       (100)
One-Year T-Bill             200                       (138)
Two-Year T-Bill             200                       (194)
Interest Checking           100                        (14)
MMIA Savings                100                        (24)
First Flex                  100                        (24)
CD's                        200                        (59)
FHLB Advances               200                       (117)

     Results for the base, rising and falling interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                               BASE     RISING     FALLING
                                             ========  ========   ========
Net Interest Income (dollars in thousands)   $100,873  $102,792   $ 87,217

Variance from base                                     $  1,919   $(13,655)

Percent of change from base                                1.90%    (13.54)%

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

Driver Rates                RISING                    FALLING
========================================================================
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

                                               BASE      RISING    FALLING
                                             ========   ========   ========
Net Interest Income (dollars in thousands)   $105,138   $113,855   $ 98,793

Variance from base                                      $  8,717   $ (6,345)

Percent of change from base                                 8.29%     (6.03)%

EARNING ASSETS

     Earning assets increased approximately $355 million during 2003. The table below reflects the earning asset mix for the years 2003 and 2002 (at December
31).

     Loans grew by $349.2 million, while investment securities increased by $14.8 million. $298.7 million of the increase in loans and $12.5 million of the increase in investment securities are attributable to the March 1, 2003 acquisition of CNBC Bancorp. Excluding increases related to this acquisition, loans increased by $50.5 million and investments increased by $2.3 million.

EARNING ASSETS
(dollars in millions)                                            December 31,
                                                           ====================
                                                             2003        2002
                                                           --------  ----------
  Federal funds sold and interest-bearing time deposits    $   40.6  $     35.0
  Securities available for sale .......................       348.9       332.9
  Securities held to maturity .........................         7.9         9.1
  Mortgage loans held for sale ........................         3.0        21.5
  Loans ...............................................     2,353.6     2,004.4
  Federal Reserve and Federal Home Loan Bank stock ....        15.5        11.4
                                                           --------  ----------
     Total ............................................    $2,769.5  $  2,414.3
                                                           ========  ==========

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

DEPOSITS AND BORROWINGS

     The table below reflects the level of deposits and borrowed funds (repurchase agreements, Federal Home Loan Bank advances, trust preferred securities, subordinated debentures and other borrowed funds) based on year-end levels at December 31, 2003 and 2002.

(Dollars in Millions)                                    December 31,
                                                       2003       2002
                                                    ---------  ---------
Deposits .........................................  $ 2,362.1  $ 2,036.7
Securities sold under repurchase agreements ......       71.1       89.6
Federal Home Loan Bank advances ..................      212.8      184.7
Trust preferred securities .......................       57.2       53.2
Subordinated debentures, revolving credit lines
   and term loans ................................       40.6       19.3
Other borrowed funds .............................        1.5       10.2

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

NET INTEREST INCOME

     Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below reflects the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2003.

     In 2003, asset yields decreased 85 basis points (FTE) and interest cost decreased 47 basis points, resulting in a 38 basis point (FTE) decrease in net interest income.


(Dollars in Thousands)                               December 31,
                                           2003        2002         2001
                                        ----------   ----------   ----------
Net Interest Income ...............     $  103,142   $   92,923   $   64,361

FTE Adjustment ....................     $    3,757   $    3,676   $    2,445

Net Interest Income
  On a Fully Taxable Equivalent Basis   $  106,899   $   96,599   $   66,806

Average Earning Assets ............     $2,663,853   $2,198,943   $1,576,334

Interest Income (FTE) as a Percent
  of Average Earning Assets .......           5.98%        6.83%        7.80%

Interest Expense as a Percent
  of Average Earning Assets .......           1.97%        2.44%        3.56%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets                   4.01%        4.39%        4.24%

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

     Other income in 2003 amounted to $35,902,000 or 32.6 percent higher than in 2002. The increase of $8,825,000 is primarily attributable to the following factors:

1. Gains on sales of mortgage loans included in other income increased by $4,676,000 due to increased mortgage volume during most of 2003. In addition, decreasing mortgage loan rates during the first three quarters of 2003 caused an increase in refinancing volume, which facilitated an increase in loan sales activity.

2. Service charges on deposit accounts increased $1,775,000 or 19.0 percent due to increased number of accounts, price adjustments and approximately $742,000 of additional service charge income related to April 1, 2002 acquisition of Lafayette.

3. Life insurance proceeds included in other income were $535,000 for 2003, compared to $0 for the same period last year.

4. Insurance commissions increased by $465,000 or 21.1 percent primarily as a result of the September 6, 2002 acquisition of Stephenson Insurance Services, Inc.

5. Revenues from fiduciary activities increased $478,000 or 7.6 percent due primarily to the additional fees related to the acquisition of Lafayette.

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

2. Net realized gains on sales of available-for-sale securities totaled $739,000 in 2002, while net realized losses on sales of available-for- sale securities totaled $(200,000) during 2001.

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

OTHER INCOME continued

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

OTHER EXPENSES

     Other expenses represent non-interest operating expenses of the Corporation. Other expenses amounted to $91,279,000 in 2003, an increase of 28.5 percent from the prior year, or $20,270,000. The following factors account for most of the increase:

1. Salaries and benefit expense grew $11,334,000 or 29.0 percent, due to normal salary increases, staff additions and additional salary cost related to the April 1, 2002 acquisition of Lafayette and the March 1, 2003 acquisition of Commerce National.

2. Net occupancy expenses increased by $1,262,000 or 34.7 percent primarily due to the acquisitions of Lafayette and Commerce National.

3. Equipment expense increased by $1,364,000 or 20.3 percent primarily due to the acquisitions of Lafayette and Commerce National.

4. Core deposit intangible amortization increased by $1,111,000, due to the acquisitions of Lafayette and Commerce National.

5. Prepayment penalties for early prepayment of FHLB advances totaled $340,000 for 2003 and no such penalties were incurred during 2002.

6. Investment securities writedowns totaling $615,000 were incurred in 2003, resulting from other-than-temporary losses being recognized on two securities.

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

OTHER EXPENSES continued

     Other expenses in 2002 amounted to $71,009,000, an increase of 57.1 percent from the prior year, or $25,814,000. The following factors account for most of the increase.

1. Salaries and benefit expense grew $14,439,000, or 58.4 percent, due to normal salary increases, staff additions and additional salary and benefit cost of $9,785,000 related to the April 1, 2002 acquisition of Lafayette.

2. Telephone expenses increased by $1,497,000 or 140.9 percent, due to additional telephone costs related to the acquisition of Lafayette. In addition, increased service contract charges related to greater usage of telephone lines, contributed to this increase.

3. Equipment expenses increased by $2,188,000 or 48.4 percent, primarily related to the April 1, 2002 acquisition of Lafayette.

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

6. Net occupancy expenses increased by $903,000 or 33.1 percent, primarily related to the April 1, 2002 acquisition of Lafayette.

INCOME TAXES

     Income tax expense totaling $10,717,000 for 2003 decreased by $3,264,000 from 2002. The lower expense in 2003 primarily resulted from the Corporation's tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, income generated by subsidiaries domiciled in a state with no state or local income tax, increases in tax exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.

     The increase in 2002 tax expense of $2,057,000, as compared to the 2001 tax expense, is attributable primarily to the acquisition of Lafayette and an increase in pre-tax income of $5,627,000.

     In addition, the effective tax rates for the periods ending December 31, 2003, 2002 and 2001 were 28.0 percent, 33.4 percent and 34.9 percent, respectively. The 54 basis point decrease is primarily a result of the same factors discussed above regarding the 2003 tax expense.

================================================================================
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
================================================================================

ACCOUNTING MATTERS

     In December of 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Statement requires companies to provide additional pension disclosures in the notes to their financial statements, including, among others, details of pension plan assets by category, such as equity, debt and real estate; a description of investment policies and strategies; and target allocation percentages, or target ranges, for these asset categories. In addition, information concerning projections of future benefit payments and estimates of employer contributions to their pension plans are required to be disclosed. The Statement is effective for fiscal years ending after December 15, 2003, and was adopted by the Corporation on December 31, 2003.

     In May of 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued and was originally effective for financial instruments entered into or modified after May 31, 2003. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS No. 150 on certain mandatorily redeemable noncontrolling interests. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Corporation currently classifies its obligated mandatory redeemable capital securities and cumulative trust preferred securities as liabilities. Therefore, this pronouncement has no impact on the Corporation's financial statements.

     In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51", and in December 2003, the FASB deferred certain effective dates of Interpretation No. 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Corporation is currently studying the impact of this Interpretation on its investments in trust preferred securities, but believes the effect of the adoption will not have a material impact on the results of operations, financial position or cash flows of the Corporation.

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

To the Stockholders and Board of Directors
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Merchants Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 7, the Corporation changed its method of accounting for goodwill in 2002.

                                             BKD, LLP

                                             Indianapolis, Indiana
                                             January 23, 2004

================================================================================
CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                        December 31,
                                                                   =======================
                                                                      2003          2002
Assets
  Cash and due from banks ......................................   $   77,112   $   87,638
  Federal funds sold ...........................................       32,415       31,400
                                                                   ----------   ----------
  Cash and cash equivalents ....................................      109,527      119,038
  Interest-bearing time deposits ...............................        8,141        3,568
  Investment securities
    Available for sale .........................................      348,860      332,925
    Held to maturity (fair value of $8,326 and $9,585) .........        7,937        9,137
                                                                   ----------   ----------
      Total investment securities ..............................      356,797      342,062
  Mortgage loans held for sale .................................        3,043       21,545
  Loans, net of allowance for loan losses of $25,493 and $22,417    2,328,010    1,981,960
  Premises and equipment .......................................       39,639       38,645
  Federal Reserve and Federal Home Loan Bank stock .............       15,502       11,409
  Interest receivable ..........................................       16,840       17,346
  Core deposit intangibles .....................................       24,044       19,577
  Goodwill .....................................................      118,679       87,640
  Cash value of life insurance .................................       37,927       14,309
  Other assets .................................................       18,663       21,588
                                                                   ----------   ----------
      Total assets .............................................   $3,076,812   $2,678,687
                                                                   ==========   ==========

Liabilities
  Deposits
    Noninterest-bearing ........................................   $  338,201   $  272,128
    Interest-bearing ...........................................    2,023,900    1,764,560
                                                                   ----------   ----------
      Total deposits ...........................................    2,362,101    2,036,688
  Borrowings ...................................................      383,170      356,927
  Interest payable .............................................        4,680        6,019
  Other liabilities ............................................       22,896       17,924
                                                                   ----------   ----------
      Total liabilities ........................................    2,772,847    2,417,558

COMMITMENTS AND CONTINGENT LIABILITIES

Stockholders' equity
  Preferred stock, no-par value
    Authorized and unissued -- 500,000 shares
  Common stock, $.125 stated value
    Authorized -- 50,000,000 shares
    Issued and outstanding -- 18,512,834 and 17,138,885 shares .        2,314        2,142
  Additional paid-in capital ...................................      150,310      116,401
  Retained earnings ............................................      149,096      138,110
  Accumulated other comprehensive income .......................        2,245        4,476
                                                                   ----------   ----------
      Total stockholders' equity ...............................      303,965      261,129
                                                                   ----------   ----------
      Total liabilities and stockholders' equity ...............   $3,076,812   $2,678,687
                                                                   ==========   ==========

See notes to consolidated financial statements

================================================================================
CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except share data)                        Year Ended December 31,
                                                     ===============================
                                                       2003       2002        2001
Interest income
  Loans receivable
    Taxable ......................................   $141,236   $129,279   $ 103,123
    Tax exempt ...................................        707        638         438
  Investment securities
    Taxable ......................................      6,105      9,086      11,207
    Tax exempt ...................................      6,270      6,190       4,103
  Federal funds sold .............................        487        557         899
  Deposits with financial institutions ...........         76        197         106
  Federal Reserve and Federal Home Loan Bank stock        649        735         559
                                                     --------   --------   ---------
      Total interest income ......................    155,530    146,682     120,435
                                                     --------   --------   ---------
Interest expense
  Deposits .......................................     34,858     39,700      45,856
  Securities sold under repurchase agreements ....      1,521      2,060       3,208
  Federal Home Loan Bank advances ................      9,439      8,166       6,556
  Trust preferred securities .....................      4,931      3,324
  Other borrowings ...............................      1,639        509         454
                                                     --------   --------   ---------
      Total interest expense .....................     52,388     53,759      56,074
                                                     --------   --------   ---------
Net interest income ..............................    103,142     92,923      64,361
  Provision for loan losses ......................      9,477      7,174       3,576
                                                     --------   --------   ---------

Net interest income
after provision for loan losses ..................     93,665     85,749      60,785
                                                     --------   --------   ---------
Other income
  Fiduciary activities ...........................      6,736      6,258       5,429
  Service charges on deposit accounts ............     11,105      9,330       5,729
  Other customer fees ............................      4,124      3,918       3,166
  Net realized gains (losses) on
    sales of available-for-sale securities .......        950        739        (200)
  Commission income ..............................      2,668      2,203       1,945
  Earnings on cash surrender value
    of life insurance ............................      1,347        689         385
  Net gains and fees on sales of loans ...........      6,388      1,712       1,235
  Other income ...................................      2,584      2,228         854
                                                     --------   --------   ---------
      Total other income .........................     35,902     27,077      18,543
                                                     --------   --------   ---------

Other expenses
  Salaries and employee benefits .................     50,484     39,150      24,711
  Net occupancy expenses .........................      4,894      3,632       2,729
  Equipment expenses .............................      8,073      6,709       4,521
  Marketing expenses .............................      1,797      1,495       1,072
  Outside data processing fees ...................      4,118      3,664       2,243
  Printing and office supplies ...................      1,706      1,597       1,143
  Goodwill and core deposit amortization .........      3,704      2,589       1,682
  Other expenses .................................     16,503     12,173       7,094
                                                     --------   --------   ---------
      Total other expenses .......................     91,279     71,009      45,195
                                                     --------   --------   ---------

Income before income tax .........................     38,288     41,817      34,133
  Income tax expense .............................     10,717     13,981      11,924
                                                     --------   --------   ---------
Net income .......................................   $ 27,571   $ 27,836   $  22,209
                                                     ========   ========   =========

Net income per share:
  Basic ..........................................   $   1.51   $   1.70   $    1.63
  Diluted ........................................       1.50       1.69        1.61

See notes to consolidated financial statements

================================================================================
CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,
 (in thousands)                                                                      2003        2002       2001
                                                                                   ========    ========   ========
Net income .....................................................................   $ 27,571    $ 27,836   $ 22,209
                                                                                   --------    --------   --------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period,
    net of income tax (expense) benefit of $1,465, $(2,426), $(1,848) ..........     (2,197)      3,639      2,775
    Less: Reclassification adjustment for gains (losses) included in net income,
      net of income tax (expense) benefit of $(380), $(296), $80 ...............        570         443       (120)
  Unrealized loss on pension minimum funding liability:
    Unrealized loss arising during the period,
    net of income tax benefit of $357 and $879 .................................       (536)     (1,318)
                                                                                   --------    --------   --------
                                                                                     (2,231)      1,878      2,895
                                                                                   --------    --------   --------
COMPREHENSIVE INCOME                                                               $ 25,340    $ 29,714   $ 25,104
                                                                                   ========    ========   ========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)
--------------------------------------------------------------------------------

                                                       COMMON STOCK         ADDITIONAL               ACCUMULATED
                                                    ---------------------    PAID-IN   RETAINED        OTHER
                                                      SHARES      AMOUNT     CAPITAL    EARNINGS   COMPREHENSIVE     TOTAL
                                                                                                    INCOME (LOSS)
                                                    ----------   --------    --------   --------   -------------   ----------
Balances, January 1, 2001                           11,611,732    $ 1,451    $ 41,665   $113,244    $       (297)  $  156,063
  Net income for 2001 ...........................                                         22,209                       22,209
  Cash dividends ($.84 per share) ...............                                        (11,127)                     (11,127)
  Other comprehensive income (loss),
    net of tax ..................................                                                          2,895        2,895
  Stock issued under employee benefit plans .....       28,466          4         500                                     504
  Stock issued under dividend reinvestment
    and stock purchase plan .....................       35,348          4         799                                     803
  Stock options exercised .......................       19,627          2         223                                     225
  Stock redeemed ................................     (306,966)       (38)     (6,985)                                 (7,023)
  Issuance of stock related to acquisition ......      677,972         85      14,516                                  14,601
  Five percent (5%) stock dividend ..............      604,128         76        (76)
  Cash paid in lieu of fractional shares ........                                            (22)                         (22)
                                                    ----------   --------    --------   --------   -------------   ----------
Balances, December 31, 2001                         12,670,307      1,584      50,642    124,304           2,598      179,128
  Net income for 2002 ...........................                                         27,836                       27,836
  Cash dividends ($.86 per share) ...............                                        (13,995)                     (13,995)
  Other comprehensive income (loss),
    net of tax ..................................                                                          1,878        1,878
  Stock issued under employee benefit plans .....       35,613          4         654                                     658
  Stock issued under dividend reinvestment
    and stock purchase plan .....................       28,487          5         946                                     951
  Stock options exercised .......................       49,689          6         488                                     494
  Stock redeemed ................................     (148,405)       (20)     (4,313)                                 (4,333)
  Issuance of stock related to acquisitions .....    2,912,869        364      68,183                                  68,547
  Five percent (5%) stock dividend ..............      774,188         97        (97)
  Cash paid in lieu of fractional shares ........                                            (35)                         (35)
                                                    ----------   --------    --------   --------   -------------   ----------
Balances, December 31, 2002                         16,322,748      2,040     116,503    138,110           4,476      261,129
  Net income for 2003 ...........................                                         27,571                       27,571
  Cash dividends ($.90 per share) ...............                                        (16,557)                     (16,557)
  Other comprehensive income (loss),
    net of tax ..................................                                                         (2,231)      (2,231)
  Stock issued under employee benefit plans .....       39,747          5         814                                     819
  Stock issued under dividend reinvestment
    and stock purchase plan .....................       48,168          6       1,218                                   1,224
  Stock options exercised .......................       66,513          8       1,183                                   1,191
  Stock redeemed ................................      (17,915)        (2)       (486)                                   (488)
  Issuance of stock related to acquisition ......    1,173,996        147      31,188                                  31,335
  Five percent (5%) stock dividend ..............      879,577        110        (110)
  Cash paid in lieu of fractional shares ........                                            (28)                         (28)
                                                    ----------   --------    --------   --------   -------------   ----------
Balances, December 31, 2003                         18,512,834   $  2,314    $150,310   $149,096    $      2,245   $  303,965
                                                    ==========   ========    ========   ========    ============   ==========

See notes to consolidated financial statements.

================================================================================
CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                           ===================================
(in thousands, except share data)                            2003         2002         2001
                                                           =========    =========    =========
Operating activities:
  Net income ...........................................   $  27,571    $  27,836    $  22,209
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses ..........................       9,477        7,174        3,576
    Depreciation and amortization ......................       4,769        4,273        2,984
    Mortgage loans originated for sale .................    (212,243)    (140,584)     (22,705)
    Proceeds from sales of mortgage loans ..............     230,745      126,905       22,398
    Net change in
        Interest receivable ............................       1,368          763        2,514
        Interest payable ...............................      (1,695)      (1,318)      (1,727)
    Other adjustments ..................................       5,677       (7,354)       1,963
                                                           ---------    ---------    ---------
        Net cash provided by operating activities             65,669       17,695       31,212
                                                           ---------    ---------    ---------

Investing activities:
  Net change in interest-bearing deposits ..............      (4,573)      10,729       (2,988)
  Purchases of
    Securities available for sale ......................    (260,467)    (182,511)     (34,500)
  Proceeds from maturities of
    Securities available for sale ......................     174,003      164,273      108,692
    Securities held to maturity ........................                    4,307        3,612
  Proceeds from sales of
    Securities available for sale ......................      58,245       21,363          770
  Net change in loans ..................................     (56,825)    (100,650)     (50,384)
  Net cash received (paid) in acquisition ..............      (7,793)     (12,532)       5,261
  Other adjustments ....................................      (6,355)      (5,494)      (2,993)
                                                           ---------    ---------    ---------
        Net cash provided (used) by investing activities    (103,765)    (100,515)      27,470
                                                           ---------    ---------    ---------

Cash flows from financing activities:
  Net change in
    Demand and savings deposits ........................      39,400       34,818       55,640
    Certificates of deposit and other time deposits           14,476      (26,662)     (72,940)
    Borrowings .........................................     (11,452)     106,934       10,823
  Cash dividends .......................................     (16,557)     (13,995)     (11,127)
  Stock issued under employee benefit plans ............         819          658          504
  Stock issued under dividend reinvestment
    and stock purchase plan ............................       1,224          951          803
  Stock options exercised ..............................       1,191          494          225
  Stock redeemed .......................................        (488)      (4,333)      (7,023)
  Cash paid in lieu of issuing fractional shares .......         (28)         (35)         (22)
                                                           ---------    ---------    ---------
        Net cash provided (used) by financing activities      28,585       98,830      (23,117)
                                                           ---------    ---------    ---------
Net change in cash and cash equivalents ................      (9,511)      16,010       35,565
Cash and cash equivalents, beginning of year ...........     119,038      103,028       67,463
                                                           ---------    ---------    ---------
Cash and cash equivalents, end of year .................   $ 109,527    $ 119,038    $ 103,028
                                                           =========    =========    =========
Additional cash flows information:
  Interest paid ........................................   $  53,727    $  53,228    $  56,921
  Income tax paid ......................................      13,952       14,313       12,440

See notes to consolidated financial statements.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of First Merchants Corporation ("Corporation"), and its wholly owned subsidiaries, First Merchants Bank, N.A. ("First Merchants"), Madison Community Bank ("Madison"), First United Bank ("First United"), The Randolph County Bank ("Randolph County"), Union County National Bank ("Union National"), First National Bank ("First National"), Decatur Bank and Trust Company ("Decatur"), Frances Slocum Bank & Trust Company ("Frances Slocum"), Lafayette Bank and Trust Company ("Lafayette"), and Commerce National Bank ("Commerce National"), (collectively the "Banks"), Merchants Trust Company, National Association ("MTC"), First Merchants Insurance Services, Inc. ("FMIS"), First Merchants Reinsurance Company ("FMRC"), Indiana Title Insurance Company ("ITIC"), CNBC Retirement Services, Inc. ("CRS, Inc."), First Merchants Capital Trust I ("FMC Trust I"), and CNBC Statutory Trust I ("CNBC Trust I"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

     The Corporation is a financial holding company whose principal activity is the ownership and management of the Banks and operates in a single significant business segment. First Merchants, Union National, First National and Commerce National operate under national bank charters and provide full banking services, including trust services. As national banks, First Merchants, Union National, First National and Commerce National are subject to the regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC"). Madison, First United, Randolph County, Decatur, Frances Slocum and Lafayette operated under state bank charters and provide full banking services, including trust services. As state banks, Madison, First United, Randolph County, Decatur, Frances Slocum and Lafayette were subject to the regulation of the Department of Financial Institutions, State of Indiana, and the FDIC. Effective January 1, 2004, the Corporation's six state bank subsidiaries, as noted above, converted each of their state bank charters to national bank charters.

     The Banks generate commercial, mortgage, and consumer loans and receive deposits from customers located primarily in north-central and east-central Indiana and Butler and Franklin counties in Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets and business assets. Although the Banks have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the automotive and agricultural industries.

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

LOANS held in the Corporation's portfolio are carried at the principal amount outstanding. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. A loan is impaired when, based on current information or events, it is probable that the Banks will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. In applying the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectable. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

ALLOWANCE FOR LOAN LOSSES is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation's methodology for assessing the appropriateness of the allowance consists of three key elements -the determination of the appropriate reserves for specifically identified loans, historical losses, and economic, environmental or qualitative factors.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Rather, credit scoring systems are used to assess credit risks. Reserves are established for each pool of loans using loss rates based on a five year average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation's internal loan review.

An unallocated reserve, primarily based on the factors noted above, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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

INTANGIBLE ASSETS that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over 10 years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

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

STOCK OPTIONS are granted for a fixed number of shares to employees. The Corporation's stock-based employee compensation plans are described more fully in Note 16. The Corporation's stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. APB No. 25 requires compensation expense for stock options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of the grant. Accordingly, the Corporation recognized compensation expense of $12,000 in 2003 and $23,000 in 2002 and 2001, related to specific grants in which the market price exceeded the exercise price. For all remaining grants, no stock-based employee compensation cost is reflected in net income, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

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

                                                      Year Ended December 31
                                                     2003     2002       2001
                                                   -------   -------   -------
Net income, as reported ........................   $27,571   $27,836   $22,209
Add: Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes .............................        12        23        23
Less: Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes .................    (1,034)   (1,029)     (521)
                                                   -------   -------   -------
Pro forma net income                               $26,549   $26,830   $21,711
                                                   =======   =======   =======

Earnings per share:
   Basic - as reported .........................   $  1.51   $  1.70   $  1.63
   Basic - pro forma ...........................   $  1.46   $  1.64   $  1.59
   Diluted - as reported .......................   $  1.50   $  1.69   $  1.61
   Diluted - pro forma .........................   $  1.45   $  1.63   $  1.58

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year and have been restated to give effect to a five percent (5%) stock dividend on its shares of outstanding common stock distributed to stockholders on September 12, 2003.

NOTE 2

BUSINESS COMBINATIONS

     On March 1, 2003, the Corporation acquired 100 percent of the outstanding stock of CNBC Bancorp, the holding company of Commerce National, CRS, Inc. and CNBC Trust I. Commerce National is a national chartered bank located in Columbus, Ohio. CNBC Bancorp was merged into the Corporation, and Commerce National maintained its national charter as a wholly-owned subsidiary of the Corporation. CRS, Inc. and the CNBC Trust I are also maintained as wholly-owned subsidiaries of the Corporation. The Corporation issued approximately 1,225,242 shares of its common stock and approximately $24,562,000 in cash to complete the transaction. As a result of the acquisition, the Corporation will have an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $55,729,000, including goodwill of $30,291,000 none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $8,171,000 were recognized and are being amortized over 10 years using the 150 percent declining balance method.

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

     Investments ...................  $ 12,500
     Loans .........................   298,702
     Premises and equipment ........     1,293
     Core deposit intangibles ......     8,171
     Goodwill ......................    30,291
     Other .........................    20,789
                                      --------
       Total assets acquired .......   371,746
                                      --------
     Deposits ......................   271,537
     Other .........................    44,480
                                      --------
       Total liabilities acquired ..   316,017
                                      --------
       Net assets acquired .........  $ 55,729
                                      ========

     The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the CNBC Bancorp merger had taken place at the beginning of each period.

                                          Year Ended
                                          December 31,
                                        2003       2002
                                      --------   --------
     Net Interest Income ...........  $104,797   $102,641

     Net Income ....................    23,601     29,454

     Per Share - combined:
       Basic Net Income ............      1.28       1.67
       Diluted Net Income ..........      1.27       1.66

     Effective January 1, 2003, the Corporation formed MTC, a wholly-owned subsidiary of the Corporation, through a capital contribution totaling approximately $2,038,000. On January 1, 2003, MTC purchased the trust operations of First Merchants, First National and Lafayette for a fair value acquisition price of $20,687,000. MTC unites the trust and asset management services of all affiliate banks of the Corporation. All intercompany transactions related to this purchase by MTC have been eliminated in the consolidated financial statements of the Corporation.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 2

BUSINESS COMBINATIONS continued

     Effective September 6, 2002, the Corporation acquired Stephenson
Insurance Service, Inc., which was merged into FMIS, a wholly-owned subsidiary of the Corporation. The Corporation issued 38,090 shares of its common stock at a cost of $26.16 per share to complete the transaction. This acquisition was deemed to be an immaterial acquisition.

     On April 1, 2002, the Corporation acquired 100 percent of the outstanding stock of Lafayette Bancorporation, the holding company of Lafayette, which is located in Lafayette, Indiana. Lafayette was a state chartered bank with branches located in central Indiana. Lafayette Bancorporation was merged into the Corporation, and Lafayette maintained its bank charter as a subsidiary of First Merchants Corporation. The Corporation issued approximately 3,057,298 shares of its common stock at a cost of $21.30 per share and approximately $50,867,000 in cash to complete the transaction. As a result of the acquisition, the Corporation has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $115,978,000, including goodwill of $57,893,000 none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $16,052,000 were recognized and are being amortized over 10 years using the 150 percent declining balance method.

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

     Investments ..................   $104,717
     Loans ........................    552,016
     Premises and equipment .......     10,269
     Core deposit intangibles .....     16,052
     Goodwill .....................     57,893
     Other ........................     64,074
                                      --------
        Total assets acquired .....    805,021
                                      --------
     Deposits .....................    607,281
     Other ........................     81,762
                                      --------
        Total liabilities acquired     689,043
                                      --------
        Net assets acquired .......   $115,978
                                      --------

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

                                           Year Ended
                                          December 31,

                                        2002        2001
                                      --------    --------
    Net Interest Income               $ 98,855    $ 87,090

    Net Income                          28,016      28,504
    Per share - combined:
      Basic Net Income                    1.61        1.71
      Diluted Net Income                  1.60        1.70

     Effective January 1, 2002, the Corporation acquired Delaware County Abstract Company, Inc. and Beebe & Smith Title Insurance Company, Inc., which were merged into ITIC, a wholly-owned subsidiary of the Corporation. The Corporation issued approximately 114,365 shares of its common stock at a cost of $21.31 per share to complete the transaction. ITIC's operations were subsequently contributed to Indiana Title Insurance Company, LLC in which the Corporation has a 52.12 percent ownership interest. This acquisition was deemed to be an immaterial acquisition.

     On July 1, 2001, the Corporation acquired 100 percent of the outstanding stock of Francor Financial, Inc., the holding company of Frances Slocum.
Frances Slocum was a state chartered bank with branches located in east-central Indiana. Francor Financial, Inc. was merged into the Corporation, and Frances Slocum maintained its bank charter as a subsidiary of First Merchants Corporation. The Corporation issued 784,838 shares of its common stock at a cost of $19.53 per share and $14,490,985 in cash to complete the transaction. As a result of the acquisition, the Corporation has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $29,454,000, including goodwill of $7,907,000, none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $4,804,000 were recognized and are being amortized over 10 years using the 150 percent declining balance method.

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

NOTE 2

BUSINESS COMBINATIONS continued

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

     Loans ...........................   $ 134,505
     Premises and equipment ..........       4,401
     Core deposit intangibles ........       4,804
     Goodwill ........................       7,907
     Other ...........................      34,581
                                         ---------
       Total assets acquired .........     186,198
                                         ---------
     Deposits ........................     150,252
     Other ...........................       6,492
                                         ---------
       Total liabilities acquired ....     156,744
                                         ---------
       Net assets acquired ...........   $  29,454
                                         =========

     The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the Frances Slocum merger had taken place at the beginning of 2001.

                                       Year Ended
                                      December 31,

                                          2001
                                       ---------
     Net Interest Income               $  67,352

     Net Income                           21,876

     Per share - combined:
       Basic Net Income                     1.55
       Diluted Net Income                   1.54

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

     The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2003, was $15,092,000.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 4

INVESTMENT SECURITIES

                                                 ------------------------------------------
                                                             GROSS        GROSS
                                                AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                                   COST      GAINS       LOSSES     VALUE
                                                 ========   ========    ========   ========
Available for sale at December 31, 2003
  U.S. Treasury .............................    $  1,498                          $  1,498
  Federal agencies ..........................      38,290   $    523    $     52     38,761
  State and municipal .......................     118,794      6,932          86    125,640
  Mortgage-backed securities ................     174,208        813       1,817    173,204
  Corporate obligations .....................         500         16                    516
  Marketable equity securities ..............       9,237          4                  9,241
                                                 --------   --------    --------   --------
    Total available for sale ................     342,527      8,288       1,955    348,860
                                                 --------   --------    --------   --------

Held to maturity at December 31, 2003
  State and municipal .......................       7,860        389                  8,249
  Mortgage-backed securities ................          77                                77
                                                 --------   --------    --------   --------
    Total held to maturity ..................       7,937        389                  8,326
                                                 --------   --------    --------   --------
    Total investment securities .............    $350,464   $  8,677    $  1,955   $357,186
                                                 ========   ========    ========   ========


Available for sale at December 31, 2002
  U.S. Treasury .............................    $    125                          $    125
  Federal agencies ..........................      27,630   $    814    $      8     28,436
  State and municipal .......................     135,715      5,787         178    141,324
  Mortgage-backed securities ................     117,724      2,448          54    120,118
  Other asset-backed securities .............       1,000                             1,000
  Corporate obligations .....................      12,101        465                 12,566
  Marketable equity securities ..............      29,452         20         116     29,356
                                                 --------   --------    --------   --------
    Total available for sale ................     323,747      9,534         356    332,925
                                                 --------   --------    --------   --------

Held to maturity at December 31, 2002
  State and municipal .......................       9,013        448                  9,461
  Mortgage-backed securities ................         124                               124
                                                 --------   --------    --------   --------
    Total held to maturity ..................       9,137        448                  9,585
                                                 --------   --------    --------   --------
    Total investment securities .............    $332,884   $  9,982    $    356   $342,510
                                                 ========   ========    ========   ========

     Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The historical cost of these investments totaled $102,973,000 at December 31, 2003. Total fair value of these investments at December 31, 2003, was $101,018,000, which is approximately
28.3 percent of the Corporation's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings (or meet projected earnings targets).

     Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

     Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 4

INVESTMENT SECURITIES continued

     The following table shows the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

                                                             Less than 12         12 Months or               Total
                                                                Months                Longer
                                                         -------------------------------------------------------------
                                                                     GROSS                GROSS                GROSS
                                                           FAIR    UNREALIZED    FAIR  UNREALIZED    FAIR   UNREALIZED
                                                          VALUE      LOSSES     VALUE    LOSSES      VALUE    LOSSES
                                                         --------   --------    ------   ------    --------   --------
Federal agencies .....................................   $  7,410   $    (50)   $  747   $   (2)   $  8,157   $    (52)
State and municipal ..................................      2,547        (82)      166       (4)      2,713        (86)
Mortgage-backed securities ...........................     90,148     (1,817)                        90,148     (1,817)
                                                         --------   --------    ------   ------    --------   --------
   Total temporarily impaired investment securities ..   $100,105   $ (1,949)   $  913   $   (6)   $101,018   $ (1,955)
                                                         ========   ========    ======   ======    ========   ========

     The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        -------------------------------------
                                                        AVAILABLE FOR SALE   HELD TO MATURITY
                                                        AMORTIZED    FAIR    AMORTIZED  FAIR
                                                         COST        VALUE     COST     VALUE
                                                        ========   ========   ======   ======
Maturity distribution at December 31, 2003:
  Due in one year or less ...........................   $ 17,557   $ 17,753   $1,485   $1,493
  Due after one through five years ..................     55,723     57,244    4,060    4,243
  Due after five through ten years ..................     41,274     43,851    1,086    1,247
  Due after ten years ...............................     44,528     47,567    1,229    1,266
                                                        --------   --------   ------   ------
                                                         159,082    166,415    7,860    8,249

  Mortgage-backed securities ........................    174,208    173,204       77       77
  Marketable equity securities ......................      9,237      9,241
                                                        --------   --------   ------   ------

     Totals .........................................   $342,527   $348,860   $7,937   $8,326
                                                        ========   ========   ======   ======

     Securities with a carrying value of approximately $158,474,000 and $136,269,000 were pledged at December 31, 2003 and 2002 to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

     In addition, all otherwise unpledged securities are pledged as collateral for Federal Home Loan Bank advances with qualified first mortgage loans.

     Proceeds from sales of securities available for sale during 2003, 2002 and 2001 were $58,245,000, $21,363,000 and $770,000. Gross gains of $950,000 and
$739,000 in 2003 and 2002 and gross losses of $200,000 in 2001, were realized on those sales. In addition, losses of $615,000 were recorded during 2003 due to a permanent decline in the values of two securities.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 5

LOANS AND ALLOWANCE

                                                                         2003          2002
                                                                     ===========   ===========
Loans at December 31:
  Commercial and industrial loans ................................   $   443,140   $   406,644
  Agricultural production financing and other loans to farmers ...        95,048        85,059
  Real estate loans:
       Construction ..............................................       149,865       133,896
       Commercial and farmland ...................................       564,578       401,561
       Residential ...............................................       866,477       746,349
  Individuals' loans for household and other personal expenditures       196,093       206,083
  Tax-exempt loans ...............................................        16,363        12,615
  Other loans ....................................................        21,939        12,170
                                                                     -----------  ------------
                                                                       2,353,503     2,004,377
Allowance for loan losses ........................................       (25,493)      (22,417)
                                                                     -----------  ------------
        Total loans ..............................................   $ 2,328,010   $ 1,981,960
                                                                     ===========   ===========


                                       2003       2002       2001
                                     ========   ========   ========
Allowance for loan losses:
  Balance, January 1 ............... $ 22,417   $ 15,141   $ 12,454
  Allowance acquired in acquisitions    3,727      6,902      2,085
  Provision for losses .............    9,477      7,174      3,576

  Recoveries on loans ..............    2,011      1,313        573
  Loans charged off ................  (12,139)    (8,113)    (3,547)
                                     --------   --------   --------
  Balance, December 31 ............. $ 25,493   $ 22,417   $ 15,141
                                     ========   ========   ========

Information on nonaccruing, contractually past due 90 days or more other than nonaccruing and restructured loans is summarized below:


                                       2003     2002      2001
                                     =======   =======   =======
At December 31:
Non-accrual loans .................. $19,453   $14,134   $ 6,327

Loans contractually past due 90 days
 or more other than nonaccruing ....   6,530     6,676     4,828

Restructured loans .................     641     2,508     3,511
                                     -------   -------   -------
   Total non-performing loans ...... $26,624   $23,318   $14,666
                                     =======   =======   =======

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


Information on impaired loans is summarized below:       2003       2002       2001
                                                        =======    =======    =======
As of, and for the year ending December 31:
   Impaired loans with an allowance .................   $12,725    $16,901    $10,381
   Impaired loans for which the discounted
      cash flows or collateral value exceeds the
      carrying value of the loan ....................    32,047     27,450     10,780
                                                        -------    -------    -------
        Total impaired loans ........................   $44,772    $44,351    $21,161
                                                        =======    =======    =======
  Total impaired loans as a percent
      of total loans ................................      1.90%      2.19%      1.56%

   Allowance for impaired loans (included in the
      Corporation's allowance for loan losses) ......   $ 5,728    $ 7,299    $ 3,251
   Average balance of impaired loans ................    50,245     49,663     22,327
   Interest income recognized on impaired loans .....     3,259      3,656      1,538
   Cash basis interest included above ...............     2,714      2,344      1,555

NOTE 6

PREMISES AND EQUIPMENT

                                                2003        2002
                                              ========    ========
Cost at December 31:
   Land ....................................  $  7,463    $  6,473
   Buildings and leasehold improvements ....    40,308      39,768
   Equipment ...............................    38,777      34,898
                                              --------    --------
       Total cost ..........................    86,548      81,139
   Accumulated depreciation and amortization   (46,909)    (42,494)
                                              --------    --------
       Net .................................  $ 39,639    $ 38,645
                                              ========    ========

     The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities. Total lease expense for 2003, 2002 and 2001 was $1,629,000, $1,027,000, and $771,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2003, expiring at various dates through the year 2013 are as follows for the years ending December 31:

                                     ======
2004 .............................   $1,563
2005 .............................    1,447
2006 .............................    1,327
2007 .............................    1,112
2008 .............................      916
After 2008 .......................    3,255

Total future minimum obligations     $9,620
                                     ======

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 7

GOODWILL

     During 2002, the Corporation changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of SFAS No. 142. Had the new method been applied retroactively, the previously reported 2001 net income would have increased by $1,070,000. No impairment loss was recorded in 2003 and 2002.

     The changes in the carrying amount of goodwill are as follows:

                              2003      2002
                            ========   =======
Balance, January 1 ......   $ 87,640   $26,081
Goodwill acquired .......     30,291    60,122
Adjustments to previously
  acquired goodwill .....        748     1,437
                            --------   -------
Balance, December 31 ....   $118,679   $87,640
                            ========   =======
NOTE 8

CORE DEPOSIT INTANGIBLES

     The carrying basis and accumulated amortization of recognized core deposit intangibles at December 31 were:

                                2003         2002
                              ========    ========
Gross carrying amount ......  $ 31,073    $ 22,902
Accumulated amortization ...    (7,029)     (3,325)

   Core deposit intangibles   $ 24,044    $ 19,577
                              ========    ========

     Amortization expense for the years ended December 31, 2003, 2002 and 2001, was $3,704,000, $2,571,000 and $612,000, respectively. Estimated amortization expense for each of the following five years is:

     2004 ............  $3,348
     2005 ............   3,064
     2006 ............   3,013
     2007 ............   3,013
     2008 ............   3,013

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 9

DEPOSITS

                                            2003         2002
                                         ==========   ==========
Deposits at December 31:

  Demand deposits ....................   $  706,202   $  594,961
  Savings deposits ...................      643,328      567,186
  Certificates and other time deposits
    of $100,000 or more ..............      279,810      199,734
  Other certificates and time deposits      732,761      674,807
                                         ----------   ----------
       Total deposits ...............    $2,362,101   $2,036,688
                                         ==========   ==========

==========================================================================
Certificates and other time deposits maturing in years ending December 31:

2004 ...............   $  619,528
2005 ...............      188,247
2006 ...............       82,929
2007 ...............       77,822
2008 ...............       40,122
After 2008 .........        3,923
                       ----------
                       $1,012,571
                       ==========

NOTE 10

BORROWINGS

                                                        2003       2002
                                                      ========   ========
Borrowings at December 31:
  Securities sold under repurchase agreements ...     $ 71,095   $ 89,594
  Federal Home Loan Bank advances ...............      212,779    184,677
  Trust preferred securities ....................       57,188     53,188
  Subordinated debentures, revolving credit
    and term loans ..............................       40,594     19,300
  Other borrowed funds ..........................        1,514     10,168
                                                      --------   --------
      Total borrowings ..........................     $383,170   $356,927
                                                      ========   ========

     Securities sold under repurchase agreements consist of obligations of the Banks to other parties. The obligations are secured by U.S. Treasury, Federal agency obligations and corporate asset-backed securities. The maximum amount of outstanding agreements at any month-end during 2003 and 2002 totaled $74,969,000 and $89,594,000, and the average of such agreements totaled $70,354,000 and $72,791,000 during 2003 and 2002.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 10

BORROWINGS continued

Maturities of Federal Home Loan Bank advances and securities sold under repurchase agreements as of December 31, 2003, are as follows:

                                                  FEDERAL HOME LOAN          SECURITIES SOLD UNDER
                                                    BANK ADVANCES            REPURCHASE AGREEMENTS
                                              --------------------------    ------------------------
                                                        WEIGHTED-AVERAGE           WEIGHTED-AVERAGE
                                               AMOUNT     INTEREST RATE     AMOUNT   INTEREST RATE
                                              ========    ===========       =======  ===============
Maturities in years ending December 31:

    2004 ..................................   $ 22,750           4.36%      $71,095           1.44%
    2005 ..................................     24,500           3.77
    2006 ..................................     23,882           4.80
    2007 ..................................     14,495           4.28
    2008 ..................................     17,464           4.36
    After 2008 ............................    109,688           5.10
                                              --------                      -------
          Total ...........................   $212,779           4.72%      $71,095           1.44%
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

     Trust Preferred Securities. On April 12, 2002, the Corporation and First Merchants Capital Trust I (the "Trust") entered into an Underwriting Agreement with Stifel, Nicolaus & Company, Incorporated and RBC Dain Rauscher Inc. for themselves and as co-representatives for several other underwriters (the "Underwriting Agreement"). On April 17, 2002 and pursuant to the Underwriting Agreement, the Trust issued 1,850,000 8.75 percent Cumulative Trust Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities") with an aggregate liquidation value of $46,250,000. On April 23, 2002 and pursuant to the Underwriting Agreement, the Trust issued an additional 277,500 Preferred Securities with an aggregate liquidation value of $6,937,500 to cover over-allotments. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Corporation's 8.75 percent Junior Subordinated Debentures due June 30, 2032 (the "Debentures"). The proceeds from the issuance of the Debentures were used by the Corporation to fund a portion of the cash consideration payable to the shareholders of Lafayette Bancorporation in connection with the acquisition of Lafayette. The Preferred Securities are recorded as borrowings in the Corporation's consolidated December 31, 2003 and 2003, balance sheets. Issuance costs are being amortized over the life of the Preferred Securities. Distributions are paid quarterly on March 31, June 30, September 30 and December 31 of each year. The Debentures will mature and the Preferred Securities must be redeemed on June 30, 2032. The Trust has the option of shortening the maturity date to a date not earlier than June 30, 2007, requiring prior approval of the Board of Governors of the Federal Reserve System.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 10

BORROWINGS continued

     As part of the March 1, 2003, acquisition of CNBC Bancorp ("CNBC"), referenced in Note 2 to the consolidated financial statements, the Corporation assumed $4.0 million of 10.20 percent fixed rate obligated mandatory redeemable capital securities issued in February 2001 through a subsidiary trust of CNBC as part of a pooled offering. The Corporation may redeem them, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.10 percent of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System. The securities are recorded as borrowings in the Corporation's consolidated December 31, 2003, balance sheet and treated as Tier 1 Capital for regulatory capital purposes.

Subordinated Debentures, Revolving Credit Lines and Term Loans. On December 31, 2003, borrowings included $40,594,000 which represents the outstanding balance of a Loan and Subordinated Debenture Loan Agreement ("Agreement") entered into with LaSalle Bank, N.A. on March 25, 2003. The Agreement includes three credit facilities:

          The Term Loan of $5,000,000 matures on March 25, 2010. Interest is calculated at a floating rate equal to the lender's prime rate or LIBOR plus 1.50 percent. The Term Loan is secured by 100 percent of the common stock of First Merchants Bank, N.A. and 100 percent of the common stock of Lafayette Bank and Trust Company. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

          The Revolving Loan had a balance of $10,594,000 at December 31, 2003. Interest is payable quarterly based on LIBOR plus 1 percent. Principal and interest are due on or before March 23, 2004. The total principal amount outstanding at any one time may not exceed $20,000,000. The Revolving Loan is secured by 100 percent of the common stock of First Merchants Bank, N.A. and 100 percent of the common stock of Lafayette Bank and Trust Company. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

          The Subordinated Debt of $25,000,000 is unsecured and matures on March 25, 2010. Interest is calculated at a floating rate equal to, at the Corporation's option, either the lender's prime rate or LIBOR plus 2.50 percent. The Subordinated Debentures are treated as Tier 2 capital for regulatory capital purposes.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 11

LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $105,865,000, $90,346,000 and $71,640,000 at December 31, 2003, 2002 and 2001. The amount of capitalized servicing assets is considered immaterial.

NOTE 12

INCOME TAX

                                                               2003        2002        2001
                                                             ========    ========    ========
Income tax expense for the year ended December 31:
  Currently payable:
     Federal ............................................... $  9,475    $ 11,869    $  9,098
     State .................................................    1,569       2,615       2,210
  Deferred:
     Federal ...............................................     (597)       (446)        406
     State .................................................      270         (57)        210
                                                             --------    --------    --------
        Total income tax expense ........................... $ 10,717    $ 13,981    $ 11,924
                                                             ========    ========    ========

Reconciliation of federal statutory to actual tax expense:
     Federal statutory income tax at 34% ................... $ 13,030    $ 14,085    $ 11,539
     Tax-exempt interest ...................................   (2,198)     (2,006)     (1,319)
     Graduated tax rates ...................................      289         355         312
     Effect of state income taxes ..........................    1,213       1,613       1,597
     Earnings on life insurance ............................     (512)       (133)        (78)
     Tax credits ...........................................     (317)       (293)       (330)
     Other .................................................     (788)        360         203
                                                             --------    --------    --------
        Actual tax expense ................................. $ 10,717    $ 13,981    $ 11,924
                                                             ========    ========    ========

     Tax expense (benefit) applicable to security gains and losses for the years ended December 31, 2003, 2002 and 2001, was $380,000, $296,000 and ($80,000),
respectively.

     A cumulative net deferred tax liability is included in the consolidated balance sheets. The components of the liability are as follows:

                                                           2003         2002
                                                         ========    ========
Deferred tax liability at December 31:
Assets:
   Differences in accounting for loan losses .........   $ 11,305    $  8,820
   Deferred compensation ..............................     2,514       1,949
   State income tax ...................................        18
   Other ..............................................       135         157
                                                         --------    --------
       Total assets ...................................    13,972      10,926
                                                         --------    --------
Liabilities:
   Differences in depreciation methods ................     3,061       1,058
   Differences in accounting for loans and securities .     9,905       7,072
   Differences in accounting for loan fees ............       715         383
   Differences in accounting for pensions
     and other employee benefits ......................       861          86
   State income tax ...................................                    57
   Net unrealized gain on securities available for sale     2,123       2,513
   Other ..............................................     1,102       1,040
                                                         --------    --------
       Total liabilities ..............................    17,767      12,209
                                                         --------    --------
       Net deferred tax liability .....................  $ (3,795)   $ (1,283)
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

     Financial instruments whose contract amount represents credit risk as of December 31, were as follows:

                       2003            2002
                     --------        --------
Commitments
to extend credit     $481,771        $312,146

Standby letters
of credit              25,242          18,124

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

NOTE 14

STOCKHOLDERS' EQUITY

     National and state banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. National and state banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2003, First Merchants, First United, Union National and Decatur had no retained net profits available for 2004 dividends to the Corporation without prior regulatory approval. The amount at December 31, 2003, available for 2004 dividends from Madison, Randolph County, First National, Frances Slocum, Lafayette and Commerce National to the Corporation totaled $1,245,000, $583,000, $238,000, $1,624,000, $8,213,000 and
$3,653,000, respectively.

     Total stockholders' equity for all subsidiaries at December 31, 2003, was $385,061,000, of which $360,651,000 was restricted from dividend distribution to the Corporation.

     The Corporation has a Dividend Reinvestment and Stock Purchase Plan, enabling stockholders to elect to have their cash dividends on all shares held automatically reinvested in additional shares of the Corporation's common stock. In addition, stockholders may elect to make optional cash payments up to an aggregate of $2,500 per quarter for the purchase of additional shares of common stock. The stock is credited to participant accounts at fair market value. Dividends are reinvested on a quarterly basis. At December 31, 2003, there were 326,061 shares of common stock reserved for purchase under the plan.

     On August 15, 2003, the Board of Directors of the Corporation declared a five percent (5%) stock dividend on its outstanding common shares. The new shares were distributed on September 12, 2003, to holders of record on August 29, 2003.

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

     At December 31, 2003, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Corporation and Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. There have been no conditions or events since that notification that management believes have changed this categorization.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 15

REGULATORY CAPITAL continued

     Actual and required capital amounts and ratios are listed below.

                                                                    2003                                   2002
                                                 --------------------------------------  --------------------------------------
                                                                       REQUIRED FOR                            REQUIRED FOR
                                                       ACTUAL       ADEQUATE CAPITAL (1)      ACTUAL       ADEQUATE CAPITAL (1)
                                                  AMOUNT    RATIO     AMOUNT     RATIO    AMOUNT   RATIO     AMOUNT      RATIO
                                                 ========   =====   ========     =====   ========   =====   =========    =====
December 31
Total Capital (1)(to risk-weighted assets)
   Consolidated ...........................      $266,488   11.60%   $183,793    8.00%   $224,967   11.17%   $161,087     8.00%
   First Merchants ........................        67,425   11.08      48,667    8.00      69,424   11.69      47,493     8.00
   Madison ................................        21,682   10.71      16,198    8.00      21,040   11.45      14,706     8.00
   First United ...........................         6,679   10.95       4,882    8.00       7,429   12.97       4,581     8.00
   Randolph County ........................         8,023   11.20       5,731    8.00       7,616   11.27       5,407     8.00
   Union County ...........................        15,679   11.37      11,032    8.00      16,636   12.35      10,778     8.00
   First National .........................        10,643   12.25       6,951    8.00      10,211   11.37       7,182     8.00
   Decatur ................................        11,273   11.84       7,616    8.00      11,462   11.77       7,789     8.00
   Frances Slocum .........................        18,173   15.19       9,571    8.00      16,259   11.68      11,132     8.00
   Lafayette ..............................        70,401   11.32      49,765    8.00      67,912   11.00      49,387     8.00
   Commerce National ......................        36,698   12.31      23,851    8.00

Tier I Capital (1)(to risk-weighted assets)
   Consolidated ...........................      $215,995    9.40%   $ 91,896    4.00%   $202,550   10.06%   $ 80,543     4.00%
   First Merchants ........................        59,858    9.84      24,334    4.00      63,776   10.74      23,746     4.00
   Madison ................................        19,473    9.62       8,099    4.00      18,978   10.32       7,353     4.00
   First United ...........................         5,985    9.81       2,441    4.00       6,713   11.72       2,290     4.00
   Randolph County ........................         7,160   10.00       2,865    4.00       6,771   10.02       2,703     4.00
   Union County ...........................        14,067   10.20       5,516    4.00      15,202   11.28       5,389     4.00
   First National .........................         9,750   11.22       3,476    4.00       9,324   10.39       3,591     4.00
   Decatur ................................        10,268   10.79       3,808    4.00      10,242   10.52       3,895     4.00
   Frances Slocum .........................        16,669   13.93       4,785    4.00      14,510   10.43       5,566     4.00
   Lafayette ..............................        64,982   10.45      24,883    4.00      61,111    9.90      24,694     4.00
   Commerce National ......................        27,472    9.21      11,926    4.00

Tier I Capital (1) (to average assets)
   Consolidated ...........................      $215,995    7.38%   $117,110    4.00%  $ 202,550    7.92%   $102,309     4.00%
   First Merchants ........................        59,858    7.37      32,475    4.00      63,776    8.14      31,327     4.00
   Madison ................................        19,473    8.07       9,658    4.00      18,978    8.47       8,959     4.00
   First United ...........................         5,985    6.99       3,426    4.00       6,713    8.32       3,226     4.00
   Randolph County ........................         7,160    7.89       3,632    4.00       6,771    7.64       3,546     4.00
   Union County ...........................        14,067    7.30       7,709    4.00      15,202    7.38       8,239     4.00
   First National .........................         9,750    8.53       4,571    4.00       9,324    8.20       4,547     4.00
   Decatur ................................        10,268    7.61       5,400    4.00      10,242    7.66       5,350     4.00
   Frances Slocum .........................        16,669   10.52       6,341    4.00      14,510    8.37       6,933     4.00
   Lafayette ..............................        64,982    8.02      32,397    4.00      61,111    7.93      30,813     4.00
   Commerce National ......................        27,472    7.78      14,133    4.00

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

NOTE 16

EMPLOYEE BENEFIT PLANS continued

     The table below sets forth the plans' funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of September 30, 2003 and 2002.

                                                                December 31
                                                             2003        2002
                                                           ========    ========
Change in benefit obligation
     Benefit obligation at beginning of year ............  $ 44,718    $ 20,172
     Obligation acquired in acquisition .................                17,712
     Service cost .......................................     1,564       2,007
     Interest cost ......................................     2,617       2,470
     Actuarial (gain) loss ..............................    (1,667)      3,971
     Benefits paid ......................................    (1,653)     (1,614)
                                                           --------    --------
     Benefit obligation at end of year ..................    45,579      44,718
                                                           --------    --------
Change in plan assets
     Fair value of plan assets at beginning of year .....    31,650      20,638
     Fair value of plan assets acquired in acquisition ..                15,507
     Actual return (loss) on plan assets ................     3,876      (2,881)
     Benefits paid ......................................    (1,653)     (1,614)
     Employer contributions .............................        67
                                                           --------    --------
     Fair value of plan assets at end of year ...........    33,940      31,650
                                                           --------    --------
     Unfunded status ....................................   (11,639)    (13,068)
     Unrecognized net actuarial loss ....................     9,656      12,940
     Unrecognized prior service cost ....................     1,834       1,986
     Unrecognized transition asset ......................      (178)       (329)
                                                           --------    --------
     Prepaid benefit cost (liability) ...................      (327)      1,529
     Additional pension liability .......................    (4,924)     (3,810)
                                                           --------    --------
     Net minimum liability ..............................  $ (5,251)   $ (2,281)
                                                           ========    ========

Amounts recognized in the balance sheets consist of:
     Prepaid benefit cost (liability) ...................  $   (327)   $  1,529
     Additional pension liability .......................    (4,924)     (3,810)
     Intangible asset ...................................     1,834       1,613
     Deferred taxes .....................................     1,236         879
     Accumulated other comprehensive loss ...............     1,854       1,318
                                                           --------    --------
Net amount recognized ...................................  $   (327)   $  1,529
                                                           ========    ========

     At December 31, 2003 and 2002, the plans' accumulated benefit obligation totaled $39,192,000 and $33,929,000. The Corporation's planned contributions to its defined-benefit pension plans in 2004 total $3,314,000, of which $2,108,000 is required and $1,206,000 is discretionary.

     At September 30, 2003 the plans' assets were allocated 67 percent to equity securities, 25 percent to debt securities, and 8 percent to real estate and other plan assets. The targeted allocation for those categories of plan assets are 40 to 80 percent, 20 to 60 percent, and 0 to 15 percent, respectively.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 16

EMPLOYEE BENEFIT PLANS continued

                                                                2003      2002(1)  2001
                                                              =======   =======    ======
Pension cost (benefit) includes the following components:
    Service cost-benefits earned during the year ...........  $ 1,564   $ 1,770   $   926
    Interest cost on projected benefit obligation ..........    2,617     2,202     1,269
    Actual (return) loss on plan assets ....................   (3,876)    2,654     2,305
    Net amortization and deferral ..........................    1,617    (5,674)   (4,858)
                                                              -------   --------  -------
        Total pension cost (benefit) .......................  $ 1,922   $   952   $  (358)
                                                              =======   =======    ======

(1) Lafayette components are included beginning as of April 1, 2002.

                                                                2003       2002      2001
                                                               =====      =====     =====
Assumptions used in the accounting as of December 31 were:
      Discount rate ........................................    6.25%      6.75%     7.11%
      Rate of increase in compensation .....................    4.00%      4.00%     4.00%
      Expected long-term rate of return on assets ..........    8.00%      8.14%     9.00%

     The above assumptions used to measure benefit obligations as of the plan's measurement date were the same assumptions used to determine the net benefit cost.

     At September 30, 2003, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans' investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans' are invested in accordance with the plans' Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

     The plans' risk management practices include quarterly evaluations of investment managers, including reviews of compliance with investment manager guidelines and restrictions; ability to exceed performance objectives; adherence to the investment philosophy and style; and ability to exceed the performance of other investment managers. The evaluations are reviewed by management with appropriate follow-up and actions taken, as deemed necessary. The Investment Policy Statement generally allows investments in cash and cash equivalents, real estate, fixed income debt securities and equity securities, and specifically prohibits investments in derivatives, options, futures, private placements, short selling, non-marketable securities and purchases of non-investment grade bonds.

     At December 31, 2003 the maturities of the plans' debt securities ranged from 59 days to 5.6 years, with a weighted average maturity of 2.5 years.

     The 1994 Stock Option Plan reserved 546,978 shares of Corporation common stock for the granting of options to certain employees and non-employee directors. The exercise price of the shares may not be less than the fair market value of the shares upon the grant of the option. Options become 100 percent vested when granted and are fully exercisable generally six months after the date of the grant, for a period of ten years. No shares remain available for grant under the 1994 Plan.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 16

EMPLOYEE BENEFIT PLANS continued

     This number does not include shares remaining available for future issuance under the 1999 Long-term Equity Incentive Plan, which was approved by the Corporation's shareholders at the 1999 annual meeting. The aggregate number of shares that are available for grants under that Plan in any calendar year is equal to the sum of: (a) 1 percent of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year; plus
(b) the number of shares that were available for grants, but not granted, under the Plan in any previous year; but in no event will the number of shares available for grants in any calendar year exceed 1.5 percent of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year. The 1999 Long-term Equity Incentive Plan will expire in 2009.

     In December 2003, the Corporation's board of directors approved the 2004 Employee Stock Purchase Plan ("2004 Plan"). The 2004 Plan includes terms that are substantially the same as the 1999 Plan. Implementation of the 2004 Plan is subject to approval by stockholders of the Corporation.

     The table below is a summary of the status of the Corporation's stock option plans and changes in those plans as of and for the years ended December 31, 2003, 2002 and 2001.


Year Ended December 31,                                      2003                       2002                    2001
                                                   -----------------------   -----------------------   ------------------------
                                                      WEIGHTED-AVERAGE          WEIGHTED-AVERAGE           WEIGHTED-AVERAGE
                                                                  EXERCISE                  EXERCISE                   EXERCISE
        OPTIONS                                    SHARES          PRICE     SHARES          PRICE     SHARES            PRICE
                                                   =======        =======    =======        =======    =======          =======
Outstanding, beginning of year ..............      842,583        $ 19.89    770,817        $ 17.91    658,290          $ 17.13
Granted .....................................      166,629          23.46    166,760          26.85    143,328            19.70
Exercised ...................................      (69,672)         16.93    (71,538)         12.74    (26,721)            9.81
Cancelled ...................................      (12,116)         22.27    (23,456)         22.18     (4,080)           19.85
                                                   -------                   -------                   -------
Outstanding, end of year ....................      948,996        $ 20.71    842,583        $ 19.89    770,817          $ 17.91
                                                   =======                   =======                   =======
Options exercisable at year end .............      653,040                   569,758                   519,710
Weighted-average fair value of
   options granted during the year ..........                     $  5.99                   $  7.47                     $  5.71

As of December 31, 2003, other information by exercise price range for options outstanding and exercisable is as follows:

                                  OUTSTANDING                                                    EXERCISABLE
------------------------------------------------------------------------------------  ---------------------------------
    EXERCISE PRICE        NUMBER      WEIGHTED-AVERAGE         WEIGHTED-AVERAGE          NUMBER       WEIGHTED-AVERAGE
        RANGE            OF SHARES     EXERCISE PRICE     REMAINING CONTRACTUAL LIFE   OF SHARES       EXERCISE PRICE
==================       =========    ================    ==========================  =============   =================
$  11.18 - $19.65        384,297          $16.48                  3.9 years              384,187           $16.48

   19.73 -  23.46        332,948           21.71                  8.2 years              167,763            20.01

   23.99 -  27.28        231,751           26.28                  7.2 years              101,090            25.49
                         -------                                                         -------
                         948,996          $20.71                  6.2 years              653,040           $18.79
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

NOTE 16

EMPLOYEE BENEFIT PLANS continued

     The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                        2003          2002          2001

Risk-free interest rates ..........     3.55%         4.78%         5.32%

Dividend yields ...................     3.65%         3.63%         3.59%

Volatility factors of expected
    market price common stock .....    31.29%        31.02%        30.95%

Weighted-average expected
    life of the options ...........     8.50 years    8.50 years    8.50 years

     Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are shown in Note 1 to the consolidated financial statements.

     The 1999 Employee Stock Purchase Plan enables eligible employees to purchase the Corporation's common stock. A total of 289,406 shares of the Corporation's common stock were initially reserved for issuance pursuant to the plan. The price of the stock to be paid by the employees is determined by the Corporation's compensation committee, but may not be less than 85 percent of the lesser of the fair market value of the Corporation's common stock at the beginning or at the end of the offering period. Common stock purchases are made annually and are paid through advance payroll deductions of up to 20 percent of eligible compensation.Participants under the plan purchased 41,734 shares in 2003 at $19.64 per share. The fair value on the purchase date was $23.46.

     At December 31, 2003, there were 163,244 shares of Corporation common stock reserved for purchase under the plan. $487,000 has been withheld from compensation, plus interest, toward the purchase of shares during the current offering period expiring on June 30, 2004.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 16

EMPLOYEE BENEFIT PLANS continued

     The Corporation's Employee Stock Purchase Plan is accounted for in accordance with APB No. 25. Although the Corporation has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Corporation had accounted for the purchased shares under that statement. The pro forma disclosures are included in Note 1 to the consolidated financial statements and were estimated using an option pricing model with the following assumptions for 2003, 2002 and 2001, respectively: dividend yield of 3.65, 3.63, and 3.59 percent; an expected life of one year for all years; expected volatility of 31.29, 31.02, and 30.95 percent; and risk-free interest rates of 3.55, 4.78, and 5.32 percent. The fair value of those purchase rights granted in 2003, 2002 and 2001 was $4.81, $10.14, and $5.10 respectively.

     The Corporation maintains retirement savings 401(k) plans in which substantially all employees may participate. The Corporation matches employees' contributions at the rate of 25 to 50 percent for the first 4 to 6 percent of base salary contributed by participants. The Corporation's expense for the plans was $600,000 for 2003, $315,000 for 2002, and $190,000 for 2001.

     The Corporation maintains supplemental executive retirement and other nonqualified retirement plans for the benefit of certain directors and officers. Under the plans, the Corporation agrees to pay retirement benefits that are actuarially determined based upon plan participants' compensation amounts and years of service. Accrued benefits payable totaled $2,511,000 and $2,133,000 at December 31, 2003 and 2002. Benefit plan expense was $485,000, $436,000 and $375,000 for 2003, 2002 and 2001.

     The Corporation maintains post-retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation's health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable. The accrued benefits payable under the plans totaled $1,043,000 and $801,000 at December 31, 2003 and 2002. Post-retirement plan expense totaled $240,000, $19,000 and $18,000 for the years ending December 31, 2003, 2002 and 2001.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Corporation has not reflected the effects of the Act on the measurements of plan benefit obligations and periodic benefit costs and accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, may require the Corporation to change previously reported information. Corporation to change previously reported information.

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 17

NET INCOME PER SHARE

                                        =======================================================================================
Year Ended December 31,                             2003                          2002                          2001
                                        ---------------------------   --------------------------  -----------------------------
                                        WEIGHTED-AVERAGE PER SHARE    WEIGHTED-AVERAGE PER SHARE   WEIGHTED-AVERAGE PER SHARE
                                        INCOME     SHARES    AMOUNT   INCOME     SHARES   AMOUNT   INCOME     SHARES     AMOUNT
                                        ======== ==========  ======   =======  ========== ======  ========   ==========  ======
Basic net income per share:
  Net income available to
    common stockholders                 $27,571  18,233,855  $1.51    $27,836  16,364,788  $1.70   $22,209   13,670,983   $1.63
                                                             =====                         =====                          =====
Effect of dilutive stock options                    137,575                       137,703                        98,502
                                        -------  ----------           -------  ----------          -------   ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions             $27,571  18,371,400  $1.50    $27,836  16,502,491  $1.69   $22,209   13,769,485   $1.61
                                        =======  ==========  =====    =======  ==========  =====   =======   ==========   =====

     Options to purchase 233,658, 162,207, and 123,506 shares of common stock with weighted average exercise prices of $24.01, $25.94, and $23.58 at December 31, 2003, 2002 and 2001 were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

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

NOTE 18

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

CASH VALUE OF LIFE INSURANCE The fair value of cash value of life insurance approximates carrying value.

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

BORROWINGS

The fair value of borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt, except for short-term and adjustable rate borrowing arrangements. At December 31, the fair value for these instruments approximates carrying value.

OFF-BALANCE SHEET COMMITMENTS

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the Banks' exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                       2003                      2002
                                                           --------------------------   -------------------------
                                                             CARRYING        FAIR        CARRYING        FAIR
                                                              AMOUNT         VALUE        AMOUNT        VALUE
                                                           ===========    ===========   ===========   ===========
Assets at December 31:
    Cash and cash equivalents .........................    $   109,527    $   109,527   $   119,038   $   119,038
    Interest-bearing time deposits ....................          8,141          8,141         3,568         3,568
    Investment securities available for sale ..........        348,860        348,860       332,925       332,925
    Investment securities held to maturity ............          7,937          8,326         9,137         9,585
    Mortgage loans held for sale ......................          3,043          3,043        21,545        21,545
    Loans .............................................      2,328,010      2,383,666     1,981,960     2,008,189
    FRB and FHLB stock ................................         15,502         15,502        11,409        11,409
    Interest receivable ...............................         16,840         16,840        17,346        17,346
    Cash value of life insurance ......................         37,927         37,927        14,309        14,309

Liabilities at December 31:
    Deposits ..........................................      2,362,101      2,378,669     2,036,688     2,063,474
    Borrowings:
        Securities sold under repurchase agreements ...         71,095         71,139        89,594        90,138
        FHLB advances .................................        212,779        239,251       184,677       196,244
        Trust preferred securities ....................         57,188         62,719        53,188        57,655
        Other borrowed funds ..........................         42,108         42,108        29,468        29,468
    Interest payable ..................................          4,680          4,680         6,019         6,019

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
================================================================================

NOTE 19

CONDENSED FINANCIAL INFORMATION (parent company only)

     Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEETS

                                                         December 31,
                                                      2003        2002
                                                    ====================
Assets
   Cash ..........................................  $  3,235    $  4,404
   Investment securities available for sale ......     3,500       3,500
   Investment in subsidiaries ....................   391,241     320,309
   Goodwill ......................................       448         448
   Other assets ..................................    10,500      12,265
                                                    --------    --------
     Total assets ................................  $408,924    $340,926
                                                    ========    ========
Liabilities
   Borrowings ....................................  $ 99,550    $ 74,132
   Other liabilities .............................     5,409       5,665
                                                    --------    --------
     Total liabilities ...........................   104,959      79,797

Stockholders' equity .............................   303,965     261,129
                                                    --------    --------
     Total liabilities and stockholders' equity ..  $408,924    $340,926
                                                    ========    ========

CONDENSED STATEMENTS OF INCOME

                                                                                    December 31,
                                                                            2003        2002        2001
                                                                          ========    ========    ========
Income
  Dividends from subsidiaries .......................................     $ 45,445    $ 22,720    $ 20,245
  Administrative services fees from subsidiaries ....................       10,849       6,580       4,133
  Other income ......................................................          472         535         269
                                                                          --------    --------    --------
     Total income ...................................................       56,766      29,835      24,647
                                                                          --------    --------    --------
Expenses
  Amortization of core deposit intangibles,
   goodwill, and fair value adjustments .............................           26          28          66
  Interest expense ..................................................        6,463       3,858          88
  Salaries and employee benefits ....................................        9,531       7,641       4,767
  Net occupancy expenses ............................................        1,869       1,527       1,002
  Equipment expenses ................................................        1,955       1,447         898
  Telephone expenses ................................................        1,571       1,543         547
  Other expenses ....................................................        3,730       2,767       1,003
                                                                          --------    --------    --------
     Total expenses .................................................       25,145      18,811       8,371
                                                                          --------    --------    --------
Income before income tax benefit and equity in
undistributed income of subsidiaries ................................       31,621      11,024      16,276
     Income tax benefit .............................................        5,577       4,336       1,567
                                                                          --------    --------    --------
Income before equity in undistributed income of subsidiaries ........       37,198      15,360      17,843

    Equity in undistributed (distributions in excess of)
     income of subsidiaries .........................................       (9,627)     12,476       4,366
                                                                          --------    --------    --------
Net Income ..........................................................     $ 27,571    $ 27,836    $ 22,209
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

NOTE 19

CONDENSED FINANCIAL INFORMATION (parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                    ==============================
                                                                      2003       2002        2001
                                                                    ========   ========   ========
Operating activities:
   Net income ...................................................   $ 27,571   $ 27,836   $ 22,209
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization ...............................................         26         28         66
     Distributions in excess of (equity in undistributed)
       income of subsidiaries ...................................     (9,627)   (12,476)    (4,366)
     Net change in:
        Other assets ............................................      2,406     (6,892)    (1,274)
        Other liabilities .......................................         (6)     4,430       (842)
                                                                    --------    -------   --------
          Net cash provided by operating activities .............     20,370     12,926     15,793
                                                                    --------    -------   --------
Investing activities:
   Purchase of securities available for sale ....................                           (3,500)
   Investment in subsidiary .....................................    (25,858)   (51,135)   (14,296)
                                                                    --------    -------   --------
          Net cash used by investing activities .................    (25,858)   (51,135)   (17,796)
                                                                    --------    -------   --------
Financing activities:
   Cash dividends ...............................................    (16,557)   (13,995)   (11,127)
   Borrowings ...................................................     47,594     55,832      8,500
   Repayment of borrowings ......................................    (29,550)
   Stock issued under employee benefit plans ....................        819        658        504
   Stock issued under dividend reinvestment
     and stock purchase plan ....................................      1,339        951        803
   Stock options exercised ......................................      1,191        494        225
   Stock redeemed ...............................................       (489)    (4,333)    (7,023)
   Cash paid in lieu of issuing fractional shares ...............        (28)       (35)       (22)
                                                                    --------    -------   --------
          Net cash provided (used) by financing activities ......      4,319     39,572     (8,140)
                                                                    --------    -------   --------
Net change in cash ..............................................     (1,169)     1,363    (10,143)
Cash, beginning of year .........................................      4,404      3,041     13,184
                                                                    --------    -------   --------
Cash, end of year ...............................................   $  3,235   $  4,404   $  3,041
                                                                    ========   ========   ========

NOTE 20

QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain quarterly results for the years ended December 31, 2003 and 2002:

                                                                                ------------------------------------------------
                                                                                 AVERAGE SHARES OUTSTANDING NET INCOME PER SHARE
   QUARTER            INTEREST    INTEREST  NET INTEREST  PROVISION FOR    NET  --------------------------- --------------------
   ENDED               INCOME     EXPENSE      INCOME      LOAN LOSSES   INCOME       BASIC       DILUTED    BASIC    DILUTED
   2003:
March ..........   $    38,981  $   12,971  $    26,010   $   4,601     $  5,658   17,565,405   17,675,633   $ .32      $ .32
June ...........        39,554      13,599       25,955       2,123        8,745   18,392,925   18,519,155     .48        .48
September ......        38,959      13,085       25,874       1,706        7,349   18,466,678   18,622,306     .40        .39
December .......        38,036      12,733       25,303       1,047        5,819   18,497,612   18,666,079     .31        .31
                   -----------  ----------  -----------   ---------     --------                             -----      -----
                   $   155,530  $   52,388  $   103,142   $   9,477     $ 27,571   18,233,855   18,371,400   $1.51      $1.50
                   ===========  ==========  ===========   =========     ========                             =====      =====
2002:
March ..........   $    27,591  $   10,213  $    17,378   $   1,192     $  5,479   14,088,149   14,208,467   $ .39      $ .39
June ...........        39,678      14,596       25,082       1,284        7,940   17,122,348   17,296,513     .46        .46
September ......        40,148      14,820       25,328       1,821        7,827   17,079,298   17,224,358     .47        .46
December .......        39,265      14,130       25,135       2,877        6,590   17,128,100   17,232,099     .38        .38
                   -----------  ----------  -----------   ---------     --------                             -----      -----
                   $   146,682  $   53,759  $    92,923   $   7,174     $ 27,836   16,364,788   16,502,491   $1.70      $1.69
                   ===========  ==========  ===========   =========     ========                             =====      =====

================================================================================
ANNUAL MEETING, STOCK PRICE & DIVIDEND INFORMATION
================================================================================

The 2004 Annual Meeting of Stockholders of First Merchants Corporation will be held...

Thursday, April 22, 2004 at 3:30 p.m.

Horizon Convention Center
401 South High Street
Muncie, Indiana

STOCK INFORMATION

                                                PRICE PER SHARE
QUARTER                               HIGH                             LOW               DIVIDENDS DECLARED(1)
                           ==========================     =========================      ======================
                             2003             2002           2003            2002          2003          2002
                           --------        ---------      ---------      ----------      ----------   ---------
First Quarter ........     $  23.15        $   24.53      $   21.29      $    19.95      $   .22      $   .21
Second Quarter .......        24.56            27.34          21.72           23.13          .22          .21
Third Quarter ........        27.25            27.38          23.47           20.41          .23          .22
Fourth Quarter .......        27.22            24.26          25.00           20.63          .23          .22

(1)The Liquidity section of Management's Discussion & Analysis of
   Financial Condition and Results of Operations and Note 14 to Consolidated Financial Statements include discussions regarding dividend restrictions from the bank subsidiaries to the Corporation.

The table above lists per share prices and dividend payments during 2003 and 2002. Prices are as reported by the National Association of Securities Dealers. Automated Quotation - National Market System.

Numbers rounded to nearest cent when applicable.

================================================================================
COMMON STOCK LISTING
================================================================================

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ National Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 6, 2004, the number of shares outstanding was 18,535,682. There were 3,149 stockholders of record on that date.

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

================================================================================
FORM 10-K, FINANCIAL INFORMATION AND CODE OF ETHICS
================================================================================

FORM 10-K, FINANCIAL INFORMATION AND CODE OF ETHICS

The Corporation, upon request and without charge, will furnish stockholders, security analysts and investors a copy of Form 10-K filed with the Securities and Exchange Commission.

The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the commission, including the Corporation; that address is http://www.sec.gov

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Controller and Treasurer. It is part of the Corporation's Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Ethics may be obtained, free of charge, by writing to the General Counsel of First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation's web site, which can be accessed at http://www.firstmerchants.com.

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

                                  EXHIBIT-21
                         SUBSIDIARIES OF THE REGISTRANT

EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT
--------------------------------------------------------------------------------

                                                          State of
Name                                                    Incorporation
----                                                    -------------

First Merchants Bank, National Association (also doing
  business as First Merchants Bank of Hamilton County)......U.S.

The Madison Community Bank, National Association............U.S.

First United Bank, National Association.....................U.S.

The Union County National Bank of Liberty...................U.S.

The Randolph County Bank, National Association..............U.S.

The First National Bank of Portland.........................U.S.

Decatur Bank & Trust Company, National Association..........U.S.

Frances Slocum Bank & Trust Company, National Association...U.S.

Lafayette Bank and Trust Company, National Association......U.S.

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

First Merchants Insurance Services, Inc..................Indiana

First Merchants Reinsurance Co. Ltd.....................Providencials Turkes and
                                                        Caicos, Island

Indiana Title Insurance Company..........................Indiana

Indiana Title Insurance Company, LLC.....................Indiana

FMB Portfolio Management, Inc...........................Delaware

UCNB Portfolio Management, Inc..........................Delaware

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

CNBC Retirement Services, Inc...............................Ohio

CNBC Statutory Trust I...............................Connecticut

                                   EXHIBIT-23
                       CONSENT OF INDEPENDENT ACCOUNTANTS


EXHIBIT 23 - CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference to the Registration Statement on Form S-8, File Numbers 333-111374, 333-50484, 333-80119 and
333-80117 of our report dated January 23 2004, on the consolidated financial statements of First Merchants Corporation which report is included in the Annual Report on Form 10-K of First Merchants Corporation.


BKD LLP

Indianapolis, Indiana
March 15, 2004

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

Dated: February 10, 2004

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

                                            /s/ Michael L. Cox
                                            ------------------------------------
                                                Michael L. Cox          Director

                                            /s/ Barry J. Hudson
                                            ------------------------------------
                                                Barry J. Hudson         Director

                                            /s/ Robert T. Jeffares
                                            ------------------------------------
                                                Robert T. Jeffares      Director

                                            /s/ Norman M. Johnson
                                            ------------------------------------
                                                Norman M. Johnson       Director

                                            /s/ Thomas D. McAuliffe
                                            ------------------------------------
                                                Thomas D. McAuliffe     Director


                                            ------------------------------------
                                                George A. Sissel        Director


                                            ------------------------------------
                                                Robert M. Smitson       Director


                                            ------------------------------------
                                                Dr. John E. Worthen     Director

                                  EXHIBIT-31.1

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-K
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

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

Date: March 15, 2004                    /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

                                  EXHIBIT-31.2

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-K
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

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

Date: March 15, 2004                    /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  03/15/04                          by /s/ Michael L. Cox
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



In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  03/15/04                          by /s/ Mark K. Hardwick
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

                                  EXHIBIT-99.1
               ACCOUNTANTS' REPORT FOR FIRST MERCHANTS CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN

EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT FOR
              FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

The annual finanial statements and independent accountants' report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending December 31, 2003, will be filed as an amendment to the 2003 Annual Report on Form 10-K.