Form 10-Q
period 2004-03-31
FIRST MERCHANTS CORP
filed 2004-05-10
CIK 712534

FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

As of May 6, 2004, there were 18,537,346 outstanding common shares, without par value, of the registrant.

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

                  Consolidated Condensed Statements of
                  Stockholders' Equity.........................................6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........8

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................24

 Item 4.          Controls and Procedures.....................................24

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................25

 Item 2.          Changes in Securities, Use of Proceeds and
                  Issuer Purchases of Equity Securities.......................25

 Item 3.          Defaults Upon Senior Securities.............................25

 Item 4.          Submission of Matters to a Vote of Security Holders.........25

 Item 5.          Other Information...........................................25

 Item 6.          Exhibits and Reports of Form 8-K............................26

 Signatures...................................................................28

 Exhibit Index................................................................29

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                     March 31,    December 31,
                                                                       2004           2003
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    60,366    $    77,112
  Federal funds sold ............................................             0         32,415
                                                                    -----------    -----------
    Cash and cash equivalents ...................................        60,366        109,527
  Interest-bearing deposits......................................        10,674          8,141
  Investment securities available for sale ......................       370,469        348,860
  Investment securities held to maturity ........................         6,505          7,937
  Mortgage loans held for sale...................................         3,883          3,043
  Loans, net of allowance for loan losses of $26,459 and $25,493.     2,293,644      2,328,010
  Premises and equipment ........................................        38,972         39,639
  Federal Reserve and Federal Home Loan Bank Stock...............        21,956         15,502
  Interest receivable ...........................................        15,061         16,840
  Goodwill ......................................................       118,715        118,679
  Core deposit intangibles ......................................        23,152         24,044
  Cash surrender value of life insurance.........................        40,843         37,927
  Other assets ..................................................        20,901         18,663
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,025,141    $ 3,076,812
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   303,694    $   338,201
    Interest-bearing ............................................     2,009,726      2,023,900
                                                                    -----------    -----------
      Total deposits ............................................     2,313,420      2,362,101
  Borrowings ....................................................       372,356        383,170
  Interest payable ..............................................         4,542          4,680
  Other liabilities..............................................        25,676         22,896
                                                                    -----------    -----------
      Total liabilities .........................................     2,715,994      2,772,847

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares ....................
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares ............................
    Issued and outstanding - 18,532,769 and 18,512,834 shares....         2,317          2,314
  Additional paid-in capital ....................................       150,679        150,310
  Retained earnings .............................................       151,771        149,096
  Accumulated other comprehensive income ........................         4,380          2,245
                                                                    -----------    -----------
      Total stockholders' equity ................................       309,147        303,965
                                                                    -----------    -----------
      Total liabilities and stockholders' equity .                  $ 3,025,141    $ 3,076,812
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004        2003
Interest Income:
  Loans receivable
    Taxable ...................................................   $ 34,227    $ 35,173
    Tax exempt ................................................        163         165
  Investment securities
    Taxable ...................................................      1,949       1,679
    Tax exempt ................................................      1,430       1,631
  Federal funds sold ..........................................         18         113
  Deposits with financial institutions ........................        109          22
  Federal Reserve and Federal Home Loan Bank stock ............        328         198
                                                                  --------    --------
    Total interest income .....................................     38,224      38,981
                                                                  --------    --------
Interest expense:
  Deposits ....................................................      8,190       8,884
  Borrowings ..................................................      4,402       4,087
                                                                  --------    --------
    Total interest expense ....................................     12,592      12,971
                                                                  --------    --------
Net Interest Income ...........................................     25,632      26,010
Provision for loan losses .....................................      1,372       4,601
                                                                  --------    --------
Net Interest Income After Provision for Loan Losses ...........     24,260      21,409
                                                                  --------    --------
Other Income:
  Net realized gains on sales of available-for-sale securities.         37         371
  Other income ................................................      8,179       7,915
                                                                  --------    --------
Total other income ............................................      8,216       8,286
Total other expenses ..........................................     22,564      21,441
                                                                  --------    --------
Income before income tax ......................................      9,912       8,254
Income tax expense ............................................      2,977       2,596
                                                                  --------    --------
Net Income ....................................................   $  6,935    $  5,658
                                                                  ========    ========


Per share:(1)

    Basic .....................................................        .37         .32
    Diluted ...................................................        .37         .32
    Dividends .................................................        .23         .22

(1) Prior period per share amounts have been restated for the 5% stock dividend paid in September 2003.

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                 ----------------------
                                                                                    2004         2003
                                                                                 ---------    ---------
Net Income...................................................................... $  6,735     $  5,658

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax (expense) benefit of $(1,438), and $117........................    2,157         (175)
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $15 and $148..................       22          223
                                                                                 ---------    ---------
                                                                                    2,135         (398)
                                                                                 ---------    ---------
Comprehensive income ........................................................... $  8,870     $  5,260
                                                                                 =========    =========

See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2004         2003
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 303,965    $ 261,129

Net income .....................................................       6,935        5,658

Cash dividends .................................................      (4,260)      (4,024)

Other comprehensive income (loss), net of tax...................       2,135         (398)

Stock issued under dividend reinvestment and stock purchase plan         342          279

Stock options exercised ........................................          95           25

Stock Redeemed .................................................         (65)

Issuance of stock in acquisitions...............................                   26,839

Cash paid in lieu of fractional shares..........................                      116
                                                                   ---------    ---------

Balances, March 31 .............................................   $ 309,147    $ 289,624
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      ------------------------------------
                                                                                            2004                2003
                                                                                      ----------------    ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $         6,935     $         5,658
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................            1,372               4,601
    Depreciation and amortization...................................................            1,288               1,084
    Mortgage loans originated for sale..............................................          (25,054)            (58,705)
    Proceeds from sales of mortgage loans...........................................           24,214              66,692
    Change in interest receivable...................................................            1,779               1,419
    Change in interest payable......................................................             (138)               (681)
    Other adjustments...............................................................             (141)              5,895
                                                                                      ----------------    ----------------
      Net cash provided by operating activities.....................................           10,255              25,963
                                                                                      ----------------    ----------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................           (2,533)             (1,602)
  Purchases of
    Securities available for sale...................................................          (41,837)            (65,037)
  Proceeds from maturities of
    Securities available for sale...................................................           19,314              56,845
    Securities held to maturity.....................................................                                  425
  Proceeds from sales of
    Securities available for sale...................................................            4,728              25,779
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................           (6,454)
  Net change in loans...............................................................           32,994              14,616
  Other adjustments.................................................................             (624)                (69)
  Net cash paid in acquisition......................................................                               (7,793)
                                                                                      ----------------    ----------------
      Net cash provided by investing activities.....................................            5,588              23,164
                                                                                      ----------------    ----------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................          (37,002)            (20,515)
    Certificates of deposit and other time deposits.................................          (11,680)             (1,039)
    Borrowings......................................................................          (12,434)             (6,294)
  Cash dividends....................................................................           (4,260)             (4,024)
  Stock issued under dividend reinvestment and stock purchase plan..................              342                 280
  Stock options exercised...........................................................               95                  25
  Stock redeemed....................................................................              (65)
  Cash paid in lieu of fractional shares............................................                                  116
                                                                                      ----------------    ----------------
      Net cash used by financing activities.........................................          (65,004)            (31,451)
                                                                                      ----------------    ----------------
Net Change in Cash and Cash Equivalents.............................................          (49,161)             17,676
Cash and Cash Equivalents, January 1................................................          109,527             119,038
                                                                                      ----------------    ----------------
Cash and Cash Equivalents, March 31.................................................  $        60,366     $       136,714
                                                                                      ================    ================

See notes to consolidated condensed financial statements.
                                                                          Page 7

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year.

Stock options are granted for a fixed number of shares to employees. The Corporation's stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. APB No. 25 requires compensation expense for stock options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of the grant. For all grants, no stock-based employee compensation cost is reflected in net income, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net income and earnings per share if the Corporation has applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2004         2003
                                                                -------------------------
Net income, as reported .....................................   $    6,935    $    5,658
Add:  Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes...........................................                          6

Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................         (230)         (246)
                                                                ----------    ----------
Pro forma net income ........................................   $    6,705    $    5,418
                                                                ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $      .37    $      .32
   Basic - pro forma ........................................          .36           .31
   Diluted - as reported ....................................          .37           .32
   Diluted - pro forma ......................................          .36           .31

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


NOTE 2.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value

Available for sale at March 31, 2004
  U.S. Treasury ....................   $  1,498   $                     $  1,498
  Federal agencies..................     34,378        672   $     (3)    35,047
  State and municipal ..............    114,302      8,271        (40)   122,533
  Mortgage-backed securities .......    187,392      1,489       (772)   188,109
  Other asset-backed securities.....        643                              643
  Corporate obligations.............        500         10                   510
  Marketable equity securities......     22,124          5                22,129
                                       --------   --------   --------   --------
      Total available for sale .....    360,837     10,447       (815)   370,469
                                       --------   --------   --------   --------


Held to maturity at March 31, 2004
  State and municipal...............      6,436        418                 6,854
  Mortgage-backed securities........         69                               69
                                       --------   --------   --------   --------
      Total held to maturity .......      6,505        418                 6,923
                                       --------   --------   --------   --------
      Total investment securities ..   $367,342   $ 10,865   $   (815)  $377,392
                                       ========   ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)


                                                        Gross       Gross
                                           Amortized  Unrealized  Unrealized    Fair
                                              Cost       Gains      Losses     Value
Available for sale at December 31, 2003
   U.S. Treasury .......................   $  1,498                          $  1,498
   Federal agencies ....................     38,290    $    523   $    (52)    38,761
   State and municipal .................    118,794       6,932        (86)   125,640
   Mortgage-backed securities ..........    174,208         813     (1,817)   173,204
   Corporate obligations ...............        500          16                   516
   Marketable equity securities ........      9,237           4                 9,241
                                           --------    --------   --------   --------
      Total available for sale .........    342,527       8,288     (1,955)   348,860
                                           --------    --------   --------   --------

Held to maturity at December 31, 2003
   State and municipal .................      7,860         389                 8,249
   Mortgage-backed securities ..........         77                                77
                                           --------    --------   --------   --------
      Total held to maturity ...........      7,937         389                 8,326
                                           --------    --------   --------   --------
      Total investment securities ......   $350,464    $  8,677   $ (1,955)  $357,186
                                           ========    ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 3.  Loans and Allowance

                                                                                      March 31,   December 31,
                                                                                        2004         2003
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   439,019    $   443,140
  Agricultural production financing and other loans to farmers .................        89,055         95,048
  Real estate loans:
    Construction ...............................................................       144,622        149,865
    Commercial and farmland ....................................................       574,504        564,578
    Residential ................................................................       847,554        866,477
  Individuals' loans for household and other personal expenditures .............       197,188        196,093
  Tax-exempt loans .............................................................         7,348         16,363
  Other loans ..................................................................        20,813         21,939
                                                                                   -----------    -----------
                                                                                     2,320,103      2,353,503
  Allowance for loan losses.....................................................       (26,459)       (25,493)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,293,644    $ 2,328,010
                                                                                   ===========    ===========

                                                                                      Three Months Ended
                                                                                            March 31,

                                                                                       2004           2003
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    25,493    $    22,417

  Allowance acquired in acquisition.............................................                        3,727

  Provision for losses .........................................................         1,372          4,601

  Recoveries on loans ..........................................................           297            496

  Loans charged off ............................................................          (703)        (1,508)
                                                                                   -----------    -----------
  Balances, March 31............................................................   $    26,459    $    29,733
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                March 31,     December 31,
summarized below:                                      2004            2003
================================================================================
As of:
Non-accrual loans................................    $ 19,914       $ 19,453

Loans contractually past due 90 days
  or more other than nonaccruing.................       4,770          6,530

Restructured loans...............................         957            641
                                                     --------       --------
    Total........................................    $ 25,641       $ 26,624
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Net Income Per Share

                                                                      Three Months Ended March 31,
                                                           2004                                           2003
                                        -------------------------------------------    --------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    6,935        18,518,282    $     .37      $    5,658        17,565,405    $     .32
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      127,289                                        110,228
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    6,935        18,645,571    $     .37      $    5,658        17,675,633    $     .32
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 234,285 and 239,235 share for the three months ended March 31, 2004 and 2003 were not included in the earnings per share calculation because the exercise price exceded the average market price.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 5.  Defined Benefit Pension Costs

The Corporation has defined benefit pension plans covering substantially all employees. The plans provide benefits that are based on the employees' compensation and years of service. The Corporation uses an actuarial calculation to determine pension plan costs.

The following represents the pension cost for the three months ended March 31.

                                                              Three Months Ended
                                                                    March 31,
                                                                2004         2003
                                                           -------------------------
Pension Cost
------------
Service cost............................................   $      550    $      392

Interest cost ..........................................          698           654

Expected return on plan assets .........................         (660)         (630)

Amortization of the transition asset....................          (38)          (38)

Amortization of prior service cost......................           34            34

Amortization of the net loss............................           88            65
                                                           ----------    ----------
      Total Pension Cost................................   $      672    $      477
                                                           ==========    ==========


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CRITICAL ACCOUNTING POLICIES

      Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Corporation must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Corporation's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Corporation's 2003 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Corporation's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 4 in the Corporation's 2003 Annual Report.


RESULTS OF OPERATIONS

        Net income for the three months ended March 31, 2004, equaled $6,935,000, compared to $5,658,000 in the same period of 2003. Diluted earnings per share were $.37, an increase of 15.6 percent from the $.32 reported for the first quarter 2003.

        Annualized returns on average assets and average stockholders' equity for the three months ended March 31, 2004 were .91 percent and 9.05 percent, respectively, compared with .83 percent and 8.29 percent for the same period of 2003.

        The increases in diluted earning per share, return on equity and return on assets are primarily due to decreased provision for loans losses and a first quarter 2004 increase in net interest margin, as compared to the fourth quarter margin of 2003. For further analysis, see the respective sections of Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

CAPITAL

         The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and trust-preferred securities, less non-qualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was 7.5 percent at March 31, 2004 and 7.4 percent at year end 2003. In addition, at March 31, 2004, the Corporation had a Tier I risk-based capital ratio of 9.6 percent and total risk-based capital ratio of 11.9 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

         The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 10.2 percent as of March 31, 2004, up from
9.9 percent in 2003. When the Corporation acquires other companies, GAAP capital increases by the entire amount of the purchase price.

         The   Corporation's   tangible   capital   ratio,   defined   as  total
stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled 6.1 percent as of March 31, 2004, up from 5.8 percent in 2003.

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

                                               March 31,    December 31,
(Dollars in Thousands)                           2004           2003

Average Goodwill ..........................  $   112,281    $   107,232
Average Core Deposit Intangible (CDI) .....       23,423         24,393
Average Deferred Tax on CDI ...............       (8,562)        (8,951)
                                             -----------    -----------
  Intangible Adjustment ...................  $   127,142    $   122,674
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   306,592    $   293,603
Intangible Adjustment .....................     (127,142)      (122,674)
                                             -----------    -----------
  Average Tangible Capital ................  $   179,450    $   170,929
                                             ===========    ===========

Average Assets ............................  $ 3,041,837    $ 2,960,195
Intangible Adjustment .....................     (127,142)      (122,674)
                                             -----------    -----------
  Average Tangible Assets .................  $ 2,914,695    $ 2,837,521
                                             ===========    ===========

Net Income ................................  $     6,935    $    27,571
CDI Amortization, net of tax ..............          567          2,341
                                             -----------    -----------
  Tangible Net Income .....................  $     7,502    $    29,912
                                             ===========    ===========

Diluted Earnings per Share ................  $      0.37    $      1.50
Diluted Tangible Earnings per Share .......  $      0.40    $      1.63

Return on Average GAAP Capital ............         9.05%          9.39%
Return on Average Tangible Capital ........        16.72%         17.50%

Return on Average Assets ..................         0.91%          0.93%
Return on Average Tangible Assets .........         1.03%          1.05%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


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

         At  March  31,  2004,  non-performing  loans   totaled  $25,641,000,  a
decrease during the period of $983,000 from December 31, 2003, as noted in the table on the following page.

         At March 31, 2004, impaired loans totaled $46,230,000, an increase of $1,458,000 from December 31, 2003. At March 31, 2004, an allowance for losses was not deemed necessary for impaired loans totaling $33,084,000, but an allowance of $6,442,000 was recorded for the remaining balance of impaired loans of $13,146,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for the first three months of 2004 was $41,191,000.

         At December 31, 2003, impaired loans totaled $44,772,000. An allowance for losses was not deemed necessary for impaired loans totaling $32,047,000, but an allowance of $5,728,000 was recorded for the remaining balance of impaired loans of $12,725,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2003 was $50,245,000.

         At March 31, 2004, the allowance for loan losses was $26,459,000, an increase of $966,000 from year end 2003. As a percent of loans, the allowance was 1.14 percent at March 31, 2004 compared with 1.08 percent at December 31, 2003.

      The provision for loan losses for the first three months of 2004 was $1,372,000, a decrease of $3,229,000 from $4,601,000 for the same period in
2003. The Corporation's provision for loan losses reflects reduced net chargeoffs and non-performing loans, resulting in decreased provision expense. Current declines in the amount of non-performing loans and average impaired loan balances indicate that loan asset quality has improved during the first quarter of 2004.
                                                                         Page 17

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

      The liquidity of the Corporation is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of the Corporation's bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as a funding source. At March 31, 2004, total borrowings from the FHLB were $226,132,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2004, was $182,716,000. At March 31, 2004, the
Corporation's revolving line of credit had a balance of $10,594,000 and a remaining borrowing capacity of $9,406,000. The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $370,469,000 at March 31, 2004, an increase of
$21,609,000 or 6.2% over December 31, 2003. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $860,000 at March 31, 2004. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

     The  Corporation  provides  customers with off-balance sheet credit support
through   loan   commitments   and   standby   letters  of  credit.   Summarized
credit-related financial instruments at March 31, 2004 are as follows:

                                                                  At March 31,
(Dollars in thousands)                                                2004
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  537,001
Standby letters of credit .......................................     27,736
                                                                  ----------
                                                                  $  564,737
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at March 31, 2004 are as follows:

                                2004       2005       2006       2007       2008      2009       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $  1,153   $  1,443   $  1,327   $  1,112   $    916   $  3,255   $  9,206
Long-term debt ...........     76,662     24,500     25,882     18,995     51,464    173,497    371,000
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $ 77,815   $ 25,943   $ 27,209   $ 20,107   $ 52,380   $176,752   $380,206
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

         Management believes that the Corporation's liquidity and interest sensitivity position at March 31 , 2004, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios for the period ended December 31, 2004 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended December 31, 2004 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
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

                                              BASE     RISING     FALLING
===============================================================================
Net Interest Income (dollars in thousands)  $100,873  $102,792   $ 87,217

Variance from base                                    $  1,919   $(13,655)

Percent of change from base                               1.90%    (13.54)%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

         The following table presents the earning asset mix as of March 31, 2004, and December 31, 2003.

         Loans decreased approximately $32.7 million from December 31, 2003 to March 31, 2004, while investment securities increased by $20.2 million during the same period.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                            March 31,            December 31,
                                                                   2004                   2003
---------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    10.7               $     40.6

Investment securities available for sale .......                   370.5                    348.9

Investment securities held to maturity .........                     6.5                      7.9

Mortgage loans held for sale ...................                     3.8                      3.0

Loans ..........................................                 2,320.1                  2,353.6

Federal Reserve and Federal Home Loan Bank stock                    22.0                     15.5
                                                               ----------              ----------

                     Total .....................               $ 2,733.6               $  2,769.5
                                                               ==========              ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances, subordinated debentures and other borrowed funds)at March 31, 2004, and December 31, 2003.

--------------------------------------------------------------------------------

(Dollars in Millions)                                March 31,         December 31,
                                                       2003                2003
                                                    ----------         ------------
Deposits ........................................   $  2,313.4          $  2,362.1
Securities sold under repurchase agreements......         42.0                71.1
Federal funds purchased
   and U.S. Treasury demand notes................          3.3
Federal Home Loan Bank advances .................        226.1               212.8
Subordinated debentures, revolving credit lines
   and term loans................................         99.6                97.8
Other borrowed funds ............................          1.4                 1.5


         The Corporation has continued to leverage its capital position with Federal Home Loan Bank advances, as well as repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis under the headings "LIQUIDITY" and "INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK".

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2004 and 2003.

         Annualized net interest income (FTE) for the three months ended March 31, 2004 decreased by $2.2 million, or 2.0 percent over the same period in 2003. For the same period interest income and interest expense, as a percent of average earning assets, decreased 78 basis points and 27 basis points respectively. This resulted in a 51 basis point decline in net interest income, as a percent of average earning assets, from the first quarter 2003 margin of
4.38 percent. Federal Reserve Bank rate reductions during 2003 significantly contributed to this margin compression; however, management's ability to favorably reprice deposit interest costs caused the first quarter of 2004 net interest margin of 3.87 percent to increase 9 basis points, as compared to the fourth quarter 2003 net interest margin of 3.78 percent.

                                                            Three Months Ended
                                                                 March 31,
(Dollars in Thousands)                                      2004          2003

Annualized Net Interest Income........................  $  102,528    $  104,040

Annualized FTE Adjustment.............................  $    3,433    $    4,096

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  105,961    $  108,136

Average Earning Assets................................  $2,739,297    $2,464,319

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        5.71%         6.49%

Interest Expense as a Percent
  of Average Earning Assets...........................        1.84%         2.11%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.87%         4.38%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

         Other income in the first quarter of 2004 was $70,000 or .8 percent lower than the same quarter of 2003. There were no significant fluctuations of specific income areas in comparing the first quarter of 2004 to the same period in 2003.

OTHER EXPENSES

         Total other expenses represent non-interest operating expenses of the Corporation. Total other expenses during the first quarter of 2004 exceeded the same period of the prior year by $1,123,000, or 5.2 percent.

Two areas account for most of the increase:

1. Salaries and benefit expense grew $1,247,000 or 10.6 percent, due to normal salary increases, staff additions and additional salary cost related to the March 1, 2003 acquisition of Commerce National Bank.

2. Prepayment penalties for early prepayment of FHLB advances were $340,000 for the first quarter of 2003. There were no such penalties incurred during the first quarter of 2004.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

         Income tax expense, for the three months ended March 31, 2004, increased by $381,000 from the same period in 2003. The effective tax rate was
30.0 and 31.5 percent for the 2004 and 2003 periods.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Changes in Securities, Use of Proceeds and
         Issuer Purchases of Equity Securities
---------------------------------------------------

         a.  None

         b.  None

         c.  None

         d.  None

         e.  Issuer Purchases of Equity Securities

The following table presents information related to repurchases of common stock the Corporation made during the three months ended March 31, 2004.

Issuer Purchases of Equity Securities
-------------------------------------

                                                                                              Maximum Number of Shares
                                                                         Total Number of           that May Yet
                               Total Number of    Average Price Paid     Shares Purchased       Be Purchased Under
Period                        Shares Purchased        per share         Under the Program           the Programs
----------------------------------------------------------------------------------------------------------------------

January 1-31, 2004 (1)               -                    -                     -                       -
February 1-10, 2004 (1)              -                    -                     -                       -
February 11-29, 2004 (2)             -                    -                     -                    250,000
March 1-31, 2004 (2)                 -                    -                     -                    250,000
----------------------------------------------------------------------------------------------------------------------
Total                                -                    -                     -                    250,000

(1) In February 2003, the Board of Directors of the Corporation authorized management to repurchase up to 250,000 shares of its common stock on the open market through February 10, 2004. The price and timing of the common stock repurchases were to be within the discretion of management. There were no shares repurchased under this program.

(2) In February 2004, the Board of Directors of the Corporation authorized management to repurchase up to 250,000 shares of its common stock on the open market through February 8, 2005. The price and timing of the common stock repurchases shall be within the discretion of management. As of March 31, 2004, there have been no shares repurchased under this program.

In March 2004, the Corporation redeemed common shares from employees or former employees to facilitate the exercise of stock options outstanding under the Corporation's stock option plans. The number of shares purchased totaled 2,511 shares, and the average price paid per share was $25.79.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         a.  None

         b.  None
                                                                         Page 25

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a.  Exhibits

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                31.1            Certification of Chief               30
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               31
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           32
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

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K continued
---------------------------------------------------

         b.  Reports on Form 8-K

             A report on Form 8-K, dated January 21, 2004, was filed on January 21, 2004 under report items number 9 and 7, concerning the Press Release announcing fourth quarter 2003 earnings.

             Under report item number 7, the following exhibit was included in this Form 8-K.

             (c) Exhibit

                      (99) Press Release, dated January 21, 2004, issued by First Merchants Corporation

             A report on Form 8-K, dated February 13, 2004, was filed on February 13, 2004 under report item number 5, concerning the Corporation's declaration of a cash dividend on its shares of common stock to be paid on March 19, 2004. The dividend was payable to shareholders of record on March 5, 2004.

             Under report item number 7, the following exhibit was included in the Form 8-K.

             (c) Exhibit

                      (99)  Press release dated February 13, 2004.

             A report on Form 8-K, dated March 5, 2004 was filed on March 5, 2004 under report item 9, concerning the Corporation's mailing of its 2003 Annual Report to Shareholders to its shareholders of record on February 13, 2004.

             Under report item number 9, the following exhibit was included in this Form 8-K.

             (c) Exhibit

                      (99) 2003 Annual Report to Shareholders (Furnished pursuant to Regulation FD)

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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date    5/10/04                         by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date    5/10/04                         by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                31.1            Certification of Chief               30
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               31
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           32
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

Date:  May 10, 2004                     /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

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

Date:  May 10, 2004                     /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                   Exhibit 32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  May 10, 2004                      by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark
K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  May 10, 2004                      by /s/ Mark K. Hardwick
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