Form 10-Q
period 2004-06-30
FIRST MERCHANTS CORP
filed 2004-08-09
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 18,547,613 outstanding common shares, without par value, of the registrant.

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

 Signatures...................................................................28

 Exhibit Index................................................................29

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                      June 30,    December 31,
                                                                        2004          2003
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    72,432    $    77,112
  Federal funds sold ............................................             0         32,415
                                                                    -----------    -----------
    Cash and cash equivalents ...................................        72,432        109,527
  Interest-bearing deposits......................................        20,424          8,141
  Investment securities available for sale ......................       405,237        348,860
  Investment securities held to maturity ........................         5,903          7,937
  Mortgage loans held for sale...................................         4,001          3,043
  Loans, net of allowance for loan losses of $25,510 and $30,639.     2,339,870      2,328,010
  Premises and equipment ........................................        38,437         39,639
  Federal Reserve and Federal Home Loan Bank stock...............        22,494         15,502
  Interest receivable ...........................................        14,943         16,840
  Goodwill ......................................................       118,715        118,679
  Core deposit intangibles ......................................        22,299         24,044
  Cash surrender value of life insurance.........................        41,288         37,927
  Other assets ..................................................        22,247         18,663
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,128,290    $ 3,076,812
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   334,018    $   338,201
    Interest-bearing ............................................     2,038,092      2,023,900
                                                                    -----------    -----------
      Total deposits ............................................     2,372,110      2,362,101
  Borrowings ....................................................       422,885        383,170
  Interest payable ..............................................         4,216          4,680
  Other liabilities..............................................        24,811         22,896
                                                                    -----------    -----------
      Total liabilities .........................................     2,824,022      2,772,847

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,483,936 and 18,408,177 shares....         2,310          2,314
  Additional paid-in capital ....................................       149,194        150,310
  Retained earnings .............................................       154,876        149,096
  Accumulated other comprehensive income (loss)..................        (2,112)         2,245
                                                                    -----------    -----------
      Total stockholders' equity ................................       304,268        303,965
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,128,290    $ 3,076,812
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                     2004        2003         2004         2003
Interest Income:
  Loans receivable
    Taxable ...................................................    $34,021     $35,759     $ 68,248     $ 70,932
    Tax exempt ................................................        137         162          300          327
  Investment securities
    Taxable ...................................................      2,052       1,600        4,001        3,279
    Tax exempt ................................................      1,420       1,626        2,850        3,257
  Federal funds sold ..........................................         37         177           55          290
  Deposits with financial institutions ........................        125          19          234           41
  Federal Reserve and Federal Home Loan Bank stock ............        307         211          635          409
                                                                   -------     -------     --------     --------
    Total interest income .....................................     38,099      39,554       76,323       78,535
                                                                   -------     -------     --------     --------
Interest expense:
  Deposits ....................................................      7,879       9,048       16,069       17,932
  Borrowings ..................................................      4,373       4,551        8,775        8,638
                                                                   -------     -------      -------      -------
    Total interest expense ....................................     12,252      13,599       24,844       26,570
                                                                   -------     -------      -------      -------
Net Interest Income ...........................................     25,847      25,955       51,479       51,965
Provision for loan losses .....................................      1,720       2,123        3,092        6,724
                                                                   -------     -------      -------      -------
Net Interest Income After Provision for Loan Losses ...........     24,127      23,832       48,387       45,241
                                                                   -------     -------      -------      -------
Other Income:
  Net realized gains on sales of available-for-sale securities.      1,352       3,351        2,153        4,286
  Other income ................................................      7,904       7,802       15,319       15,153
                                                                   -------     -------      -------      -------
Total other income ............................................      9,256      11,153       17,472       19,439
Total other expenses ..........................................     22,622      22,935       45,186       44,376
                                                                   -------     -------      -------      -------
Income before income tax ......................................     10,761      12,050       20,673       20,304
Income tax expense ............................................      3,406       3,305        6,383        5,901
                                                                   -------     -------      -------      -------
Net Income ....................................................    $ 7,355     $ 8,745      $14,290      $14,403
                                                                   =======     =======      =======      =======


Per share:(1)

    Basic .....................................................    $   .40     $   .48      $  .77       $  .80
    Diluted ...................................................        .40         .48         .77          .80
    Dividends .................................................        .23         .22         .46          .44

(1) Prior period per share amounts have been restated for the 5% stock dividend paid in September 2003.

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended        Six Months Ended
                                                                                         June 30                  June 30
                                                                                 ----------------------    ---------------------
                                                                                    2004         2003        2004         2003
                                                                                 ---------    ---------    ---------    --------
Net Income...................................................................... $  7,355     $  8,745     $14,290      $14,403

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax (expense) benefit of $(4,183), $1,279, $(2,745) and $1,162.....   (6,274)       1,918      (4,117)       1,743
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $145, $27, $160 and $175......      218           40         240          263
                                                                                 ---------    ---------    ---------    ---------
                                                                                   (6,492)       1,878      (4,357)       1,480
                                                                                 ---------    ---------    ---------    ---------
Comprehensive income ........................................................... $    863     $ 10,623     $ 9,933      $15,883
                                                                                 =========    =========    =========    =========

See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2004         2003
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 303,965    $ 261,129

Net income .....................................................      14,290       14,403

Cash dividends .................................................      (8,510)      (8,058)

Other comprehensive income (loss), net of tax...................      (4,357)       1,480

Stock issued under dividend reinvestment and stock purchase plan         674          570

Stock options exercised ........................................         636          277

Stock Redeemed .................................................      (2,430)        (125)

Issuance of stock in acquisitions...............................                   31,218

Cash paid in lieu of fractional shares..........................                      116
                                                                   ---------    ---------

Balances, June 30 ..............................................   $ 304,268    $ 301,010
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      ----------------------------------
                                                                                            2004                2003
                                                                                      ----------------    --------------
Cash Flows From Operating Activities:
  Net income........................................................................  $       14,290     $       14,403
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           3,092              6,724
    Depreciation and amortization...................................................           2,549              2,254
    Mortgage loans originated for sale..............................................         (47,746)          (139,855)
    Proceeds from sales of mortgage loans...........................................          46,788            146,249
    Change in interest receivable...................................................           1,897              1,616
    Change in interest payable......................................................            (464)              (881)
    Other adjustments...............................................................           1,302             (3,376)
                                                                                      ---------------    ---------------
      Net cash provided by operating activities.....................................  $       21,708     $       27,134
                                                                                      ---------------    ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $      (12,283)    $       (5,209)
  Purchases of
    Securities available for sale...................................................        (126,522)          (172,549)
  Proceeds from maturities of
    Securities available for sale...................................................          44,001            106,228
  Proceeds from sales of
    Securities available for sale...................................................          23,180             37,493
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................         (6,992)
  Net change in loans...............................................................        (14,952)           (19,999)
  Other adjustments.................................................................         (3,830)            (7,793)
  Net cash paid in acquisition......................................................                            (1,680)
                                                                                      ---------------    ---------------
      Net cash provided by investing activities.....................................  $      (97,398)    $      (63,509)
                                                                                      ---------------    ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $      (26,586)    $       (2,210)
    Certificates of deposit and other time deposits.................................          36,594              7,313
    Borrowings......................................................................          38,216             22,732
  Cash dividends....................................................................          (8,510)            (8,183)
  Stock issued under dividend reinvestment and stock purchase plan..................             674                570
  Stock options exercised...........................................................             637                275
  Stock redeemed....................................................................          (2,430)
  Cash paid in lieu of fractional shares............................................                                116
                                                                                      ---------------    ---------------
      Net cash used by financing activities.........................................          38,595             20,613
                                                                                      ---------------    ---------------
Net Change in Cash and Cash Equivalents.............................................         (37,095)           (15,762)
Cash and Cash Equivalents, January 1................................................         109,527            119,038
                                                                                      ---------------    ---------------
Cash and Cash Equivalents, June 30..................................................  $       72,432     $      103,276
                                                                                      ===============    ===============

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year.

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

                                                                    Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                     2004         2003          2004         2003
                                                                -------------------------  ------------------------
Net income, as reported .....................................   $    7,355    $    8,745   $   14,290    $   14,403
Add:  Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes...........................................                          4                         10

Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................         (229)         (242)        (459)         (492)
                                                                ----------    ----------   ----------    ----------
Pro forma net income ........................................   $    7,126    $    8,507   $   13,831    $   13,921
                                                                ==========    ==========   ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $      .40    $      .48   $      .77    $      .80
   Basic - pro forma ........................................          .38           .46          .75           .77
   Diluted - as reported ....................................          .40           .48          .77           .80
   Diluted - pro forma ......................................          .38           .46          .74           .77

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


NOTE 2.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value

Available for sale at June 30, 2004
  U.S. Treasury ....................   $  1,498   $          $    (1)   $  1,497
  Federal agencies..................     37,265         42       (323)    36,984
  State and municipal ..............    156,392      4,213       (153)   160,452
  Mortgage-backed securities .......    191,488        430     (4,574)   187,344
  Other asset-backed securities.....        519                              519
  Corporate obligations.............        500          4                   504
  Marketable equity securities......     17,931          6                17,937
                                       --------   --------   --------   --------
      Total available for sale .....    405,593      4,695     (5,051)   405,237
                                       --------   --------   --------   --------


Held to maturity at June 30, 2004
  State and municipal...............      5,843        199                 6,042
  Mortgage-backed securities........         60                               60
                                       --------   --------   --------   --------
      Total held to maturity .......      5,903        199                 6,102
                                       --------   --------   --------   --------
      Total investment securities ..   $411,496   $  4,894   $ (5,051)  $411,339
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
                                           ========    ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 3.  Loans and Allowance

                                                                                      June 30,    December 31,
                                                                                        2004         2003
                                                                                        ----         ----
Loans:
  Commercial and industrial loans ..............................................   $   458,354    $   443,140
  Agricultural production financing and other loans to farmers .................        95,258         95,048
  Real estate loans:
    Construction ...............................................................       149,069        149,865
    Commercial and farmland ....................................................       576,309        564,578
    Residential ................................................................       849,389        866,477
  Individuals' loans for household and other personal expenditures .............       206,761        196,093
  Tax-exempt loans .............................................................         7,258         16,363
  Other loans ..................................................................        22,982         21,939
                                                                                   -----------    -----------
                                                                                     2,365,380      2,353,503
  Allowance for loan losses.....................................................       (25,510)       (25,493)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,339,870    $ 2,328,010
                                                                                   ===========    ===========

                                                                                        Six Months Ended
                                                                                            June 30,

                                                                                       2004           2003
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    25,493    $    22,417

  Allowance acquired in acquisition.............................................                        3,727

  Provision for losses .........................................................         3,092          6,724

  Recoveries on loans ..........................................................           632          1,013

  Loans charged off ............................................................       (3,707)         (3,242)
                                                                                   -----------    -----------
  Balances, June 30 ............................................................   $    25,510    $    30,639
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                June 30,      December 31,
summarized below:                                      2004            2003
================================================================================

Non-accrual loans................................    $ 17,702       $ 19,453

Loans contractually past due 90 days
  or more other than nonaccruing.................       2,488          6,530

Restructured loans...............................         926            641
                                                     --------       --------
    Total........................................    $ 21,116       $ 26,624
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Net Income Per Share

                                                                     Three Months Ended June 30,
                                                           2004                                           2003
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    7,355        18,511,190    $     .40      $    8,745        18,392,925    $     .48
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      122,111                                        126,230
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    7,355        18,633,301    $     .40      $    8,745        18,519,155    $     .48
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 234,282 and 225,628 shares for the three months ended June 30, 2004 and 2003 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                     Six Months Ended June 30,
                                                           2004                                           2003
                                        -------------------------------------------    --------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   14,290        18,514,716    $     .77      $   14,403        17,981,451    $     .80
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      130,237                                        118,883
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   14,290        18,644,953    $     .77      $   14,403        18,100,334    $     .80
                                         ==========       ============   ==========     ==========       ============   ==========


Options to purchase 234,283 and 226,469 shares for the six months ended June 30, 2004 and 2003 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

The following represents the pension cost for the three and six months ended June 30.

                                                               Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                                2004         2003            2004         2003
                                                           -------------------------    -------------------------
Pension Cost
------------
Service cost............................................   $      410    $      392     $      960    $      782

Interest cost ..........................................          697           654          1,394         1,308

Expected return on plan assets .........................         (742)         (630)        (1,402)       (1,259)

Amortization of the transition asset....................          (38)          (38)           (75)          (75)

Amortization of prior service cost......................           34            34             69            69

Amortization of the net loss............................           88            65            176           129
                                                           ----------    ----------     ----------    ----------
      Total Pension Cost................................   $      449    $      477     $    1,122    $      954
                                                           ==========    ==========     ==========    ==========


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


RESULTS OF OPERATIONS

        Net income for the three months ended June 30, 2004, equaled $7,355,000, compared to $8,745,000 in the same period of 2003. Diluted earnings per share were $.40, an decrease of 16.7 percent from the $.48 reported for the second quarter 2003.

        Net income for the six months ended June 30, 2004, equaled $14,290,000, compared to $14,403,000 during the same period in 2003. Diluted earnings per share were $.77, a 3.9 percent decrease from the $.80 reported in 2003.

        Annualized returns on average assets and average stockholders' equity for the six months ended June 30, 2004 were .93 percent and 9.30 percent, respectively, compared with 1.00 percent and 10.10 percent for the same period of 2003.

        The decreases in diluted earning per share, return on equity and return on assets are primarily due to a decrease in net interest margin of 30 basis points or $4,138,000, decreased gains from the sale of mortgage loans of $2,133,000 mitigated by a reduction in the provision for loan losses of $3,632,000. For further analysis, see the respective sections of Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

CAPITAL

         The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and trust-preferred securities, less non-qualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was 7.5 percent at June 30, 2004 and 7.4 percent at year end 2003. In addition, at June 30, 2004, the Corporation had a Tier I risk-based capital ratio of 9.5 percent and total risk-based capital ratio of
11.7 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

         The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.7 percent as of June 30, 2004, down from
9.9 percent in 2003. When the Corporation acquires other companies, GAAP capital increases by the entire amount of the purchase price.

         The   Corporation's   tangible   capital   ratio,   defined   as  total
stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled 5.7 percent as of June 30, 2004, down from 6.1 percent in 2003.

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

                                                June 30,    December 31,
(Dollars in Thousands)                           2004           2003

Average Goodwill ..........................  $   112,281    $   107,232
Average Core Deposit Intangible (CDI) .....       22,993         24,393
Average Deferred Tax on CDI ...............       (8,406)        (8,951)
                                             -----------    -----------
  Intangible Adjustment ...................  $   126,868    $   122,674
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   307,171    $   293,603
Intangible Adjustment .....................     (126,868)      (122,674)
                                             -----------    -----------
  Average Tangible Capital ................  $   180,303    $   170,929
                                             ===========    ===========

Average Assets ............................  $ 3,059,499    $ 2,960,195
Intangible Adjustment .....................     (126,868)      (122,674)
                                             -----------    -----------
  Average Tangible Assets .................  $ 2,932,631    $ 2,837,521
                                             ===========    ===========

Net Income ................................  $    14,290    $    27,571
CDI Amortization, net of tax ..............        1,104          2,341
                                             -----------    -----------
  Tangible Net Income .....................  $    15,394    $    29,912
                                             ===========    ===========

Diluted Earnings per Share ................  $      0.77    $      1.50
Diluted Tangible Earnings per Share .......  $      0.83    $      1.63

Return on Average GAAP Capital ............         9.30%          9.39%
Return on Average Tangible Capital ........        17.08%         17.50%

Return on Average Assets ..................         0.93%          0.93%
Return on Average Tangible Assets .........         1.05%          1.05%

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

         At  June  30,  2004,  non-performing  loans   totaled   $21,116,000,  a
decrease during the period of $5,508,000 from December 31, 2003, as noted in the table on page 11.

         At June 30, 2004, impaired loans totaled $44,665,000, a decrease of $107,000 from December 31, 2003. At June 30, 2004, an allowance for losses was not deemed necessary for impaired loans totaling $32,817,000, but an allowance of $5,016,000 was recorded for the remaining balance of impaired loans of $11,848,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for the first six months of 2004 was $41,778,000.

         At December 31, 2003, impaired loans totaled $44,772,000. An allowance for losses was not deemed necessary for impaired loans totaling $32,047,000, but an allowance of $5,728,000 was recorded for the remaining balance of impaired loans of $12,725,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2003 was $50,245,000.

         At June 30, 2004, the allowance for loan losses was $25,510,000, an increase of $17,000 from year end 2003. As a percent of loans, the allowance was 1.08 percent at both June 30, 2004 and December 31, 2003.

      The provision for loan losses for the first six months of 2004 was $3,092,000, a decrease of $3,632,000 from $6,724,000 for the same period in 2003. The Corporation's provision for loan losses reflects reduced specific reserves, net charge-offs and non-performing loans, resulting in decreased provision expense. Current declines in the amount of non-performing loans and average impaired loan balances indicate that loan asset quality has improved during the first six months of 2004.
                                                                         Page 17

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

      The liquidity of the Corporation is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of the Corporation's bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as a funding source. At June 30, 2004, total borrowings from the FHLB were $226,738,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2004, was $165,316,000. At June 30, 2004, the Corporation's revolving line of credit had a balance of $5,094,000 and a remaining borrowing capacity of $14,906,000. The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $405,237,000 at June 30, 2004, an increase of $56,377,000 or 16.2%
over December 31, 2003. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,168,000 at June 30, 2004. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

     The  Corporation  provides  customers with off-balance sheet credit support
through   loan   commitments   and   standby   letters  of  credit.   Summarized
credit-related financial instruments at June 30, 2004 are as follows:

                                                                   At June 30,
(Dollars in thousands)                                                2004
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  532,654
Standby letters of credit .......................................     28,641
                                                                  ----------
                                                                  $  561,295
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at June 30, 2004 are as follows:

                                2004       2005       2006       2007       2008      2009       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    767   $  1,443   $  1,327   $  1,112   $    916   $  3,255   $  8,820
Long-term debt ...........    120,955     29,727     25,882     20,995     51,901    173,425    422,885
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $121,722   $ 31,170   $ 27,209   $ 22,107   $ 52,817   $176,680   $431,705
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

         Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2004, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
The comparative rising and falling scenarios for the period ended June 30, 2005 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended March 31, 2005 are as follows:

Driver Rates                      RISING              FALLING
================================================================================
Prime                              200 Basis Points    (200) Basis Points
Federal Funds                      200                 (100)
One-Year T-Bill                    200                 (157)
Two-Year T-Bill                    200                 (233)
Three-Year T-Bill                  200                 (290)
Interest Checking                  100                  (14)
MMIA Savings                       100                  (24)
First Flex                         100                  (24)
CD's                               200                 (200)
FHLB Advances                      200                 (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at March 31, 2004. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $102,936    $104,685    $ 94,248

Variance from base                                        $  1,749    $ (8,688)

Percent of change from base                                    1.70%     (8.44)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

         The following table presents the earning asset mix as of June 30, 2004, and December 31, 2003.

         Loans increased approximately $11.8 million from December 31, 2003 to June 30, 2004, while investment securities increased by $56.3 million during the same period. The Corporation's interest sensitivity and liquidity position has allowed management to purchase securities resulting in increased net interest income from securities.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                            June 30,            December 31,
                                                                   2004                   2003
---------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    20.4               $     40.6

Investment securities available for sale .......                   405.2                    348.9

Investment securities held to maturity .........                     5.9                      7.9

Mortgage loans held for sale ...................                     4.0                      3.0

Loans ..........................................                 2,365.4                  2,353.6

Federal Reserve and Federal Home Loan Bank stock                    22.5                     15.5
                                                               ----------              ----------

                     Total .....................               $ 2,823.4               $  2,769.5
                                                               ==========              ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances, subordinated debentures and other borrowed funds)at June 30, 2004, and December 31, 2003.

--------------------------------------------------------------------------------

(Dollars in Millions)                                June 30,         December 31,
                                                       2004                2003
                                                    ----------         ------------
Deposits ........................................   $  2,372.1          $  2,362.1
Securities sold under repurchase agreements......         63.4                71.1
Federal funds purchased
   and U.S. Treasury demand notes................         38.5
Federal Home Loan Bank advances .................        226.7               212.8
Subordinated debentures, revolving credit lines
   and term loans................................         94.1                97.8
Other borrowed funds ............................           .2                 1.5


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the six months ended June 30, 2004 and 2003.

         Annualized net interest income (FTE) for the six months ended June 30, 2004 decreased by $1.5 million, or 1.4 percent over the same period in 2003. For the same period interest income and interest expense, as a percent of average earning assets, decreased 55 basis points and 25 basis points respectively. This resulted in a 30 basis point decline in net interest income, as a percent of average earning assets, from the first six months 2003 margin of
4.17 percent. Federal Reserve Bank rate reductions during 2003 significantly contributed to this margin compression; however, management's ability to favorably reprice deposit interest costs caused the first quarter of 2004 net interest margin of 3.87 percent to increase 9 basis points, as compared to the fourth quarter 2003 net interest margin of 3.78 percent. This increase was maintained in the second quarter of 2004.

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
(Dollars in Thousands)                                      2004          2003          2004          2003

Annualized Net Interest Income........................  $  103,389    $  103,819    $  102,958    $  103,929

Annualized FTE Adjustment.............................  $    3,352    $    3,804    $    3,292    $    3,836

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  106,741    $  107,623    $  106,250    $  107,765

Average Earning Assets................................  $2,758,369    $2,705,844    $2,748,832    $2,585,749

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        5.65%         5.99%         5.68%         6.23%

Interest Expense as a Percent
  of Average Earning Assets...........................        1.78%         2.01%         1.81%         2.06%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.87%         3.98%         3.87%         4.17%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

         Other income in the second quarter of 2004 was $1,897,000 or 17.0% lower than the same quarter of 2003. Gains decreased by $1,999,000 from the same period in 2003 as stabilizing mortgage rates caused reduced volume from refinancing of mortgage loans.

         Other income in the first six months of 2004 was $1,967,000 of 10.0% lower than the same period of 2003. Gains decreased by $2,133,000 from the same period in 2003 as stabilizing mortgage rates caused reduced volume from refinancing of mortgage loans.

OTHER EXPENSES

         Total  other  expenses   represent   non-interest   expenses   of   the
Corporation. Total other expenses during the second quarter of 2004 decreased from the second quarter of 2003 by $313,000 or 1.4%.

         Total other expenses during the first six months of 2004 exceeded the same period in 2003 by $810,000 or 1.8%.

Two areas account for the change:

1. Salaries and benefit expense grew $1,404,000, due to normal salary increases, staff additions and additional salary cost related to the March 1, 2003 acquisition of Commerce National Bank.

2. In 2003, the Corporation accrued $460,000 in anticipation of a settlement of a claim. The claim is being settled for $200,000 causing a reduction in other expenses of $260,000 during the second quarter of 2004.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

         Income tax expense, for the six months ended June 30, 2004, increased by $482,000 from the same period in 2003. The effective tax rate was
30.9 and 29.1 percent for the 2004 and 2003 periods.

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

         b.  None

         c.  None

         d.  None

         e.  Issuer purchases of Equity Securities

                                                                                      MAXIMUM NUMBER OF
                                                             TOTAL NUMBER OF         SHARES THAT MAY YET
                    TOTAL NUMBER OF    AVERAGE PRICE    SHARES PURCHASED AS PART      BE PURCHASED UNDER
     PERIOD         SHARES PURCHASED   PAID PER SHARE   OF BOARD AUTHORIZATION(1)    BOARD AUTHORIZATION(1)
     ------         ----------------   --------------   -------------------------  ------------------------
April 1-30, 2004              0                                      0                     250,000
May 1-31, 2004           66,625           $23.16                64,000                     186,000
June 1-30, 2004          36,136           $24.32                31,000                     155,000

(1) On February 10, 2004, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization expires February 8, 2005.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          a. The Annual Meeting of Shareholders of the Corporation was held on April 22, 2004.

          b.  No response is required.

          c.  The following matters were voted on by shareholders:

          i) Election of Directors - The following directors were elected for a term of three years.

                                                   Vote Count
                              ------------------------------------------------
                                  Vote For       Vote Against   Vote Abstained
                              ----------------  --------------  --------------
     Michael L. Cox              15,205,594           0          465,799
     Norman M. Johnson           15,301,859           0          369,535
     Thomas D. McAuliffe         15,278,641           0          392,756
     Robert M. Smitson           15,288,806           0          382,590




          ii) Approval of the First Merchants Corporation 2004 Employee Stock Purchase Plan: Votes For - 12,204,838, Votes Against - 470,315, Votes Abstained - 168,254.

         iii) Ratification of the appointment of Independent Public Accountants
              - BKD, LLP, Indianapolis, Indiana: Votes For - 15,487,156,
              Votes Against - 84,904, Votes Abstained - 99,333.

          d.  Not applicable.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a.  Exhibits

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants            30
                                Corporation, as most
                                recently amended on
                                April 22, 2004

                10a             First Merchants Corporation          45
                                2005 Employee Stock Purchase
                                Plan approved on April 22,
                                2004

                31.1            Certification of Chief               50
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               51
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           52
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

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K continued
---------------------------------------------------

         b.  Reports on Form 8-K

             A report on Form 8-K, dated April 22, 2004, was filed on April 22, 2004 under report items number 9 and 7, concerning the Press Release announcing first quarter 2004 earnings.

             Under report item number 7, the following exhibit was included in this Form 8-K.

             (c) Exhibit

                      (99) Press Release, dated April 22, 2004, issued by First Merchants Corporation

             A report on Form 8-K, dated April 23, 2004 was filed on April 27, 2004 under report item 5, concerning the Corporation's intention to merge two of its wholly owned subsidiaries: The Randolph County Bank, National Association and The Union County National Bank of Liberty.

             Under report item number 5, the following exhibit was included in this Form 8-K.

             (c) Exhibit

                      (99)  Press release dated April 23, 2004

             A report on Form 8-K, dated June 22, 2004, was filed on June 22, 2004 under report item number 5, concerning the Corporation's declaration of a cash dividend on its shares of common stock paid on June 18, 2004. The dividend was paid to shareholders of record on June 4, 2004. The dividend was distributed along with a letter to shareholders.

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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date  08/09/04                          by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date  08/09/04                          by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants            30
                                Corporation, as most
                                recently amended on
                                April 22, 2004

                10a             First Merchants Corporation          45
                                2005 Employee Stock Purchase
                                Plan approved on April 22,
                                2004

                31.1            Certification of Chief               50
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               51
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           52
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

                                    ARTICLE V

                               Board of Directors

         BE IT RESOLVED that Article V, Section 1, of the Bylaws of the Corporation is hereby amended to read as follows, effective April 22, 2004:

         Section 1. Election, Number and Term of Office. The number of Directors of the Corporation to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors shall be thirteen (13) unless changed by amendment of this Section by a two-thirds (2/3) vote of the Board of Directors.

         The Directors shall be divided into three (3) classes as nearly equal in number as possible, all Directors to serve three (3) year terms except as provided in the third paragraph of this Section. One class shall be elected at each annual meeting of the shareholders, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. Unless the number of Directors is changed by amendment of this Section, Classes I and II shall each have four (4) Directors, and Class III shall have five (5) Directors. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

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

                                  Exhibit 10a

                           FIRST MERCHANTS CORPORATION

                        2004 EMPLOYEE STOCK PURCHASE PLAN

INTRODUCTION

The First Merchants Corporation 2004 Employee Stock Purchase Plan (the "Plan") was adopted by the Board of Directors (the "Board") of First Merchants Corporation (the "Company") on December 9, 2003, subject to approval of the Company's shareholders at their annual meeting on April 22, 2004. The effective date of the Plan shall be July 1, 2004, if it is approved by the shareholders. The purpose of the Plan is to provide eligible employees of the Company and its subsidiaries a convenient opportunity to purchase shares of common stock of the Company through annual offerings financed by payroll deductions. As used in this Plan, "subsidiary" means a corporation or other form of business association of which shares (or other ownership interests) having 50% or more of the voting power are, or in the future become, owned or controlled, directly or indirectly, by the Company.

The Plan may continue until all the stock allocated to it has been purchased or until after the fifth offering is completed, whichever is earlier. The Board may terminate the Plan at any time, or make such amendment of the Plan as it may deem advisable, but no amendment may be made without the approval of the Company's shareholders if it would materially: (i) increase the benefits accruing to participants under the Plan; (ii) modify the requirements as to eligibility for participation in the Plan; (iii) increase the number of shares which may be issued under the Plan, (iv) increase the cost of the Plan to the Company; or (v) alter the allocation of Plan benefits among participating employees.

The Plan is not qualified under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and is not subject to any provisions of the Employee Retirement Income Security Act of 1974 (ERISA). It is the Company's intention to have the Plan qualify as an "employee stock purchase plan" under Section 423 of the Code, and the provisions of the Plan shall be construed so as to extend and limit participation in a manner consistent with the requirements of that Section of the Code.

ADMINISTRATION

The Plan is administered by the Compensation and Human Resources Committee (the "Committee"), which consists of two or more members of the Board, none of whom are eligible to participate in the Plan and all of whom are "non-employee directors," as such term is defined in Rule 16b-3(b)(3) of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The Committee shall prescribe rules and regulations for the administration of the Plan and interpret its provisions. The Committee may correct any defect, reconcile any inconsistency or resolve any ambiguity in the Plan. The actions and determinations of the Committee on matters relating to the Plan are conclusive. The Committee and its members may be addressed in care of the Company at its principal office. The members of the Committee do not serve for fixed periods but may be appointed or removed at any time by the Board.

STOCK SUBJECT TO THE PLAN

An aggregate of 400,000 shares of common stock, without par value, of the Company (the "Common Stock") is available for purchase under the Plan. Shares of Common Stock which are to be delivered under the Plan may be obtained by the Company by authorized purchases on the open market or from private sources, or by issuing authorized but unissued shares of Common Stock. In the event of any change in the Common Stock through recapitalization, merger, consolidation, stock dividend or split, combination or exchanges of shares or otherwise, the Committee may make such equitable adjustments in the Plan and the then outstanding offering as it deems necessary and appropriate including, but not limited to, changing the number of shares of Common Stock reserved under the Plan and the price of the current offering. If the number of shares of Common Stock that participating employees become entitled to purchase is greater than the number of shares of Common Stock available, the available shares shall be allocated by the Committee among such participating employees in such manner as it deems fair and equitable. No fractional shares of Common Stock shall be issued or sold under the Plan.

ELIGIBILITY

All employees of the Company and such of its subsidiaries as shall be designated by the Committee will be eligible to participate in the Plan. No employee shall be eligible to participate in the Plan if his or her customary employment is less than 20 hours per week. No employee shall be eligible to participate in an offering unless he or she has been continuously employed by the Company or subsidiary for at least six months as of the first day of such offering. No employee shall be eligible to participate in the Plan if, immediately after an option is granted under the Plan, the employee owns more than five percent (5%) of the total combined voting power or value of all classes of shares of the Company or of any parent or subsidiary of the Company.

OFFERINGS, PARTICIPATING, DEDUCTIONS

The Company may make up to five offerings of 12 months' duration each to eligible employees to purchase Common Stock under the Plan. An eligible employee may participate in such offering by authorizing at any time prior to the first day of such offering a payroll deduction for such purpose in whole dollar amounts, up to a maximum of twenty percent (20%) of his or her basic salary or wages, excluding any bonus, overtime, incentive or other similar extraordinary remuneration received by such employee. The Committee may at any time suspend an offering if required by law or if determined by the Committee to be in the best interests of the Company.

The Company will maintain or cause to be maintained payroll deduction accounts for all participating employees. All funds received or held by the Company or its subsidiaries under the Plan may be, but need not be, segregated from other corporate funds. Payroll deduction accounts will be credited with interest at such rates and intervals as the Committee shall determine from time to time. Any balance remaining in any employee's payroll deduction account at the end of an offering period will be refunded to the employee.

Each participating employee will receive a statement of his or her payroll deduction account and the number of shares of Common Stock purchased therewith following the end of each offering period.

Subject to rules, procedures and forms adopted by the Committee, a participating employee may at any time during the offering period increase, decrease or suspend his or her payroll deduction, or may withdraw the entire balance of his or her payroll deduction account and thereby withdraw from participation in an offering. Under the initial rules established by the Committee, payroll deductions may not be altered more than once in each offering period and withdrawal requests may be received on or before the last day of such offering. In the event of a participating employee's retirement, death or termination of employment, his or her participation in any offering under the Plan shall cease, no further amounts shall be deducted pursuant to the Plan, and the balance in the employee's account shall be paid to the employee, or, in the event of the employee's death, to the employee's beneficiary designated on a form approved by the Committee (or, if the employee has not designated a beneficiary, to his or her estate).

PURCHASE, LIMITATIONS, PRICE

Each employee participating in any offering under the Plan will be granted an option, upon the effective date of such offering, for as many full shares of Common Stock as the amount of his or her payroll deduction account at the end of any offering period can purchase. No employee may be granted an option under the Plan which permits his or her rights to purchase Common Stock under the Plan, and any other stock purchase plan of the Company or a parent or subsidiary of the Company qualified under Section 423 of the Code, to accrue at a rate which exceeds $25,000 of Fair Market Value of such Common Stock (determined at the time the option is granted) for each calendar year in which the option is outstanding at any time. As of the last day of the offering period, the payroll deduction account of each participating employee shall be totaled. If such account contains sufficient funds to purchase one or more full shares of Common Stock as of that date, the employee shall be deemed to have exercised an option to purchase the largest number of full shares of Common Stock at the offering price. Such employee's account will be charged for the amount of the purchase and the employee's book entry stock account will be credited with the number of shares of Common Stock purchased.

The Committee shall determine the purchase price of the shares of Common Stock which are to be sold under each offering, which price shall be the lesser of (i) an amount equal to 85 percent of the Fair Market Value of the Common Stock at the time such option is granted, or (ii) an amount equal to 85 percent of the Fair Market Value of the Common Stock at the time such option is exercised. "Fair Market Value" of a share of Common Stock on a given date is defined as the last reported sale price of a share on such date, or if no sale took place, the last reported sale price of a share of stock on the most recent day on which a sale of a share of stock took place as recorded on the Nasdaq Stock Market or national securities exchange on which the Common Stock of the Company is listed on such date. If the Common Stock of the Company isn't listed on such date on the Nasdaq Stock Market or a national securities exchange, "Fair Market Value" is defined as the fair market value of a share on such date as determined in good faith by the Committee.

STOCK ACCOUNTS, TRANSFER OF INTERESTS

Shares of Common Stock purchased under the Plan may be registered in the name of a nominee or held in such other manner as the Committee determines to be appropriate. A book entry stock account will be established in each participating employee's name. Each participating employee will be the beneficial owner of the Common Stock purchased under the Plan and credited to his or her stock account, and he or she will have all rights of beneficial ownership in such Common Stock. The Company or its nominee will retain custody of the Common Stock purchased under the Plan until specifically requested in writing by the participating employee to be sold, transferred or delivered. A participating employee may request that a stock certificate, representing all or part of the shares of Common Stock credited to his or her stock account, be issued and delivered to the participating employee at any time.

No option, right or benefit under the Plan may be transferred by a participating employee other than by will or the laws of descent and distribution, and all options, rights and benefits under the Plan may be exercised during the participating employee's lifetime only by such employee or the employee's guardian or legal representative. There are no restrictions imposed by or under the Plan upon the resale of shares of Common Stock issued under the Plan.

Certain officers of the Company are subject to restrictions under Section 16(b) of the 1934 Act. With respect to such officers, transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the 1934 Act. To the extent any provision of the Plan or action by the Committee fails to so comply, it shall be deemed null and void if permitted by law and deemed advisable by the Committee.

Beneficial ownership of the shares of Common Stock purchased under the Plan may be held only in the name of the participating employee, or, if such employee so indicates on his or her authorization form, in his or her name jointly with a member of his or her family, with right of survivorship. A participating employee who is a resident of a jurisdiction which does not recognize such a joint tenancy may hold shares in the employee's name as tenant in common with a member of his or her family, without right of survivorship.

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

Date: August 9, 2004                    /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

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

Date: August 9, 2004                    /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                   Exhibit 32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  08/09/04                          by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark
K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  08/09/04                          by /s/ Mark K. Hardwick
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