Form 10-K/A
period 2003-12-31
FIRST MERCHANTS CORP
filed 2004-10-28
CIK 712534

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

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $439,472,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004).

As of March 15, 2004 there were 18,520,127 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part of Form 10-K
              Documents                            Into Which Incorporated

Portions of the Registrant's Annual Report  Part II (Items 5, 6, 7, 7A, 8 and 9)
   to Shareholders for the year ended
          December 31, 2003
Portions of the Registrant's
     Definitive Proxy Statement for
     Annual Meeting of Shareholders
      to be held April 22, 2004                 Part III (Items 10 through 13)

                           FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2003:

      Exhibits:

         23       Consent of independent registered accounting firm

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


                                                FIRST MERCHANTS CORPORATION
                                                (Registrant)


                                                By /s/Mark K. Hardwick
                                                   ___________________________
                                                      Mark K. Hardwick
                                                      Chief Financial Officer


Date:  October 28, 2004

                                   EXHIBIT 23


                CONSENT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File Number 33-28900) of our report dated September 17, 2004, on the audit of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (1999) for the three year period ended June 30, 2004 included in
Exhibit 28.





BKD, LLP


Indianapolis, Indiana
October 28, 2004

                                   EXHIBIT 28


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 11-K


                   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 2004


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

             Report of Independent Registered Public Accounting Firm


Compensation Committee of the
    Board of Directors
First Merchants Corporation
Muncie, Indiana


We have audited the accompanying statements of financial condition of the First Merchants Corporation Employee Stock Purchase Plan (1999) (formerly the 1994 plan) as of June 30, 2004 and 2003, and the related statements of income and changes in plan equity for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the First Merchants Corporation Employee Stock Purchase Plan (1999) as of June 30, 2004 and 2003, and the results of its operations for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.



BKD, LLP


Indianapolis, Indiana
September 17, 2004



See Notes to Financial Statements

                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)

                        Statements of Financial Condition
                             June 30, 2004 and 2003

Assets

                                                                                     2004               2003
                                                                             ----------------------------------------
      Investments - interest-bearing deposits                                  $        907,998    $        824,320


  Plan Equity                                                                  $        907,998    $        824,320



                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)

                 Statements of Income and Changes in Plan Equity
                    Years Ended June 30, 2004, 2003 and 2002




                                                                 2004                2003               2002
                                                          -----------------------------------------------------------
      Investment income - interest                          $         10,352   $          7,646    $          8,644

      Participant contributions                                      956,912            888,315             671,453

                                                                     967,264            895,961             680,097


      Withdrawals and terminations paid in cash                       63,930             72,424              22,748

      Purchase and distribution of stock                             819,656            658,467             503,581

                                                                     883,586            730,891             526,329


      Income and changes in Plan equity for the year                  83,678            165,070             153,768


      Plan equity at beginning of year                               824,320            659,250             505,482


      Plan equity at end of year                            $        907,998   $        824,320    $        659,250


                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)

                          Notes to Financial Statements
                             June 30, 2004 and 2003


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


        In December 2003, the Compensation Committee of the Board of Directors approved a new Plan subject to a vote by shareholders. The tentative Plan's terms are similar to those in effect for the 2004 Plan year.


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


        In July 2004 and 2003, the Corporation issued 45,267 and 41,734 shares of its common stock for the offering period ended June 30, 2004 and 2003, at $19.94 and $23.46 per share.


        At June 30, 2004 and 2003, the Plan had 478 and 462 participants.

                           First Merchants Corporation
                       Employee Stock Purchase Plan (1999)

                          Notes to Financial Statements
                             June 30, 2004 and 2003


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