Form 10-Q
period 2004-09-30
FIRST MERCHANTS CORP
filed 2004-11-09
CIK 712534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 18,631,063 outstanding common shares, without par value, of the registrant.

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

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................24

 Item 4.          Controls and Procedures.....................................24

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................25

 Item 2.          Unregistered Sales of Equity
                  Securities and Use of Proceeds..............................25

 Item 3.          Defaults Upon Senior Securities.............................25

 Item 4.          Submission of Matters to a Vote of Security Holders.........25

 Item 5.          Other Information...........................................25

 Item 6.          Exhibits....................................................26

 Signatures...................................................................27

 Exhibit Index................................................................28

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                   September 30,   December 31,
                                                                        2004          2003
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    73,367    $    77,112
  Federal funds sold ............................................        22,700         32,415
                                                                    -----------    -----------
    Cash and cash equivalents ...................................        96,067        109,527
  Interest-bearing deposits......................................        12,204          8,141
  Investment securities available for sale ......................       415,138        348,860
  Investment securities held to maturity ........................         5,507          7,937
  Mortgage loans held for sale...................................         2,715          3,043
  Loans, net of allowance for loan losses of $25,243 and $25,493.     2,370,063      2,328,010
  Premises and equipment ........................................        38,170         39,639
  Federal Reserve and Federal Home Loan Bank stock...............        22,750         15,502
  Interest receivable ...........................................        17,594         16,840
  Goodwill ......................................................       118,715        118,679
  Core deposit intangibles ......................................        21,471         24,044
  Cash surrender value of life insurance.........................        41,700         37,927
  Other assets ..................................................        19,268         18,663
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,181,362    $ 3,076,812
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   373,548    $   338,201
    Interest-bearing ............................................     2,083,271      2,023,900
                                                                    -----------    -----------
      Total deposits ............................................     2,456,819      2,362,101
  Borrowings ....................................................       379,922        383,170
  Interest payable ..............................................         5,706          4,680
  Other liabilities..............................................        25,253         22,896
                                                                    -----------    -----------
      Total liabilities .........................................     2,867,700      2,772,847

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,562,001 and 18,408,177 shares....         2,320          2,314
  Additional paid-in capital ....................................       148,993        150,310
  Retained earnings .............................................       160,004        149,096
  Accumulated other comprehensive income ........................         2,345          2,245
                                                                    -----------    -----------
      Total stockholders' equity ................................       313,662        303,965
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,181,362    $ 3,076,812
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended       Nine Months Ended
                                                                      September 30,            September 30,
                                                                     2004        2003         2004         2003
Interest Income:
  Loans receivable
    Taxable ...................................................    $35,342     $35,607     $103,590     $106,539
    Tax exempt ................................................        143         185          443          512
  Investment securities
    Taxable ...................................................      2,146       1,342        6,147        4,621
    Tax exempt ................................................      1,679       1,562        4,529        4,819
  Federal funds sold ..........................................         18          49           73          339
  Deposits with financial institutions ........................        154          13          388           54
  Federal Reserve and Federal Home Loan Bank stock ............        319         201          954          610
                                                                   -------     -------     --------     --------
    Total interest income .....................................     39,801      38,959      116,124      117,494
                                                                   -------     -------     --------     --------
Interest expense:
  Deposits ....................................................      8,487       8,623       24,556       26,555
  Borrowings ..................................................      4,522       4,462       13,297       13,100
                                                                   -------     -------      -------      -------
    Total interest expense ....................................     13,009      13,085       37,853       39,655
                                                                   -------     -------      -------      -------
Net Interest Income ...........................................     26,792      25,874       78,271       77,839
Provision for loan losses .....................................      1,380       1,706        4,472        8,430
                                                                   -------     -------      -------      -------
Net Interest Income After Provision for Loan Losses ...........     25,412      24,168       73,799       69,609
                                                                   -------     -------      -------      -------
Other Income:
  Net realized gains on sales of available-for-sale securities.        332         512          732          950
  Other income ................................................      8,079       8,364       25,151       27,365
                                                                   -------     -------      -------      -------
Total other income ............................................      8,411       8,876       25,883       28,315
Total other expenses ..........................................     22,790      22,960       67,976       67,336
                                                                   -------     -------      -------      -------
Income before income tax ......................................     11,033      10,084       31,706       30,388
Income tax expense ............................................      3,380       2,735        9,763        8,636
                                                                   -------     -------      -------      -------
Net Income ....................................................    $ 7,653     $ 7,349      $21,943      $21,752
                                                                   =======     =======      =======      =======


Per share:

    Basic .....................................................    $   .41     $   .40      $ 1.18       $ 1.20
    Diluted ...................................................        .41         .39        1.18         1.19
    Dividends .................................................        .23         .23         .69          .67


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended       Nine Months Ended
                                                                                     September 30,            September 30,
                                                                                 ----------------------    ---------------------
                                                                                    2004         2003        2004         2003
                                                                                 ---------    ---------    ---------    --------
Net Income...................................................................... $  7,653     $  7,349     $21,943      $21,752

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax (expense) benefit of $(3,104), $2,753, $(359) and $1,590.......    4,656       (4,129)        539       (2,385)
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $133, $205, $293 and $380.....      199          307         439          570
                                                                                 ---------    ---------    ---------    ---------
                                                                                    4,457       (4,436)        100       (2,955)
                                                                                 ---------    ---------    ---------    ---------
Comprehensive income ........................................................... $ 12,110     $  2,913     $22,043      $18,797
                                                                                 =========    =========    =========    =========

See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2004         2003
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 303,965    $ 261,129

Net income .....................................................      21,943       21,752

Cash dividends .................................................     (12,777)     (12,302)

Other comprehensive income (loss), net of tax...................         100       (2,955)

Stock issued under employee benefit plans ......................         903          819

Stock issued under dividend reinvestment and stock purchase plan         977          887

Stock options exercised ........................................         981          838

Stock Redeemed .................................................      (2,430)        (301)

Issuance of stock in acquisitions...............................                   31,218

Cash paid in lieu of fractional shares..........................                      116
                                                                   ---------    ---------

Balances, September 30 .........................................   $ 313,662    $ 301,201
                                                                   =========    =========

   See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      ----------------------------------
                                                                                            2004                2003
                                                                                      ----------------    --------------
Cash Flows From Operating Activities:
  Net income........................................................................  $       21,943     $       21,752
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           4,472              8,430
    Depreciation and amortization...................................................           3,810              3,495
    Mortgage loans originated for sale..............................................         (66,111)          (190,639)
    Proceeds from sales of mortgage loans...........................................          66,439            200,142
    Change in interest receivable...................................................            (754)             1,069
    Change in interest payable......................................................           1,026             (1,175)
    Other adjustments...............................................................           2,557                564
                                                                                      ---------------    ---------------
      Net cash provided by operating activities.....................................  $       33,382     $       43,638
                                                                                      ---------------    ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $       (4,063)    $         (221)
  Purchases of
    Securities available for sale...................................................        (170,719)          (188,244)
  Proceeds from maturities of
    Securities available for sale...................................................          76,414            144,172
  Proceeds from sales of
    Securities available for sale...................................................          32,336             58,245
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................         (7,248)
  Net change in loans...............................................................        (46,525)           (49,331)
  Other adjustments.................................................................         (4,768)            (7,793)
  Net cash paid in acquisition......................................................                            (3,207)
                                                                                      ---------------    ---------------
      Net cash used by investing activities.........................................  $    (124,573)    $      (46,379)
                                                                                      ---------------    ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $       20,514     $        7,023
    Certificates of deposit and other time deposits.................................          74,204             (5,044)
    Borrowings......................................................................          (4,641)           (20,713)
  Cash dividends....................................................................         (12,777)           (12,604)
  Stock issued under employee benefit plan..........................................             903                887
  Stock issued under dividend reinvestment and stock purchase plan..................             977                838
  Stock options exercised...........................................................             981                819
  Stock redeemed....................................................................          (2,430)
  Cash paid in lieu of fractional shares............................................                                116
                                                                                      ---------------    ---------------
      Net cash provided (used) by financing activities..............................          77,731            (28,678)
                                                                                      ---------------    ---------------
Net Change in Cash and Cash Equivalents.............................................         (13,460)           (31,419)
Cash and Cash Equivalents, January 1................................................         109,527            119,038
                                                                                      ---------------    ---------------
Cash and Cash Equivalents, September 30.............................................  $       96,067     $       87,619
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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year.

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

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                     2004         2003          2004         2003
                                                                -------------------------  ------------------------
Net income, as reported .....................................   $    7,653    $    7,349   $   21,943    $   21,752
Add:  Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes...........................................                          2                         12

Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................         (140)         (149)        (599)         (641)
                                                                ----------    ----------   ----------    ----------
Pro forma net income ........................................   $    7,513    $    7,202   $   21,344    $   21,123
                                                                ==========    ==========   ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $      .41    $      .40   $     1.18    $     1.20
   Basic - pro forma ........................................          .41           .39         1.15          1.16
   Diluted - as reported ....................................          .41           .39         1.18          1.19
   Diluted - pro forma ......................................          .40           .39         1.14          1.16

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

NOTE 2.  Impact of Accounting Changes

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principals to Loan Commitments". Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of operations of the Corporation.

In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The adoption of this EITF did not have a material effect on the consolidated financial position or results of operation of the Corporation.


NOTE 3.  Investment Securities
                                                      Gross       Gross
                                         Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains      Losses     Value

Available for sale at September 30, 2004
  U.S. Treasury ....................     $  1,491   $          $     (1)  $  1,490
  Federal agencies..................       46,556        202        (78)    46,680
  State and municipal ..............      155,406      7,254        (78)   162,582
  Mortgage-backed securities .......      191,492        752     (1,558)   190,686
  Other asset-backed securities.....          518                              518
  Corporate obligations.............
  Marketable equity securities......       13,175          7                13,182
                                         --------   --------   --------   --------
      Total available for sale .....      408,638      8,215     (1,715)   415,138
                                         --------   --------   --------   --------


Held to maturity at September 30, 2004
  State and municipal...............        5,452        204                 5,656
  Mortgage-backed securities........           55                               55
                                         --------   --------   --------   --------
      Total held to maturity .......        5,507        204                 5,711
                                         --------   --------   --------   --------
      Total investment securities ..     $414,145   $  8,419   $ (1,715)  $420,849
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
                                           ========    ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                   September 30,  December 31,
                                                                                        2004          2003
                                                                                        ----          ----
Loans:
  Commercial and industrial loans ..............................................   $   445,235    $   443,140
  Agricultural production financing and other loans to farmers .................        99,464         95,048
  Real estate loans:
    Construction ...............................................................       154,711        149,865
    Commercial and farmland ....................................................       592,199        564,578
    Residential ................................................................       859,901        866,477
  Individuals' loans for household and other personal expenditures .............       203,763        196,093
  Tax-exempt loans .............................................................        11,062         16,363
  Other loans ..................................................................        28,971         21,939
                                                                                   -----------    -----------
                                                                                     2,395,306      2,353,503
  Allowance for loan losses.....................................................       (25,243)       (25,493)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,370,063    $ 2,328,010
                                                                                   ===========    ===========

                                                                                       Nine Months Ended
                                                                                         September 30,

                                                                                       2004           2003
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    25,493    $    22,417

  Allowance acquired in acquisition.............................................                        3,727

  Provision for losses .........................................................         4,472          8,430

  Recoveries on loans ..........................................................         1,234          1,539

  Loans charged off ............................................................        (5,956)        (6,271)
                                                                                   -----------    -----------
  Balances, September 30 .......................................................   $    25,243    $    29,842
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is              September 30,  December 31,
summarized below:                                      2004            2003
================================================================================

Non-accrual loans................................    $ 16,852       $ 19,453

Loans contractually past due 90 days
  or more other than nonaccruing.................       6,664          6,530

Restructured loans...............................       2,169            641
                                                     --------       --------
    Total........................................    $ 25,685       $ 26,624
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Net Income Per Share

                                                                     Three Months Ended September 30,
                                                           2004                                           2003
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    7,653        18,548,041    $     .41      $    7,349        18,466,678    $     .40
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      110,418                                        155,628
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    7,653        18,658,459    $     .41      $    7,349        18,622,306    $     .39
                                         ==========       ============   ==========     ==========       ============   ==========

Options to  purchase  415,186  and  167,483  shares for the three  months  ended
September 30, 2004 and 2003 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                    Nine Months Ended September 30,
                                                           2004                                           2003
                                        -------------------------------------------    --------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   21,943        18,525,947    $    1.18      $   21,752        18,144,970    $    1.20
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      123,632                                        128,352
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   21,943        18,649,579    $    1.18      $   21,752        18,273,322    $    1.19
                                         ==========       ============   ==========     ==========       ============   ==========


Options  to  purchase  295,025  and  289,909  shares for the nine  months  ended
September 30, 2004 and 2003 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

The following represents the pension cost for the three and nine months ended September 30.

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                                2004         2003            2004         2003
                                                           -------------------------    -------------------------
Pension Cost
------------
Service cost............................................   $      480    $      391     $    1,440    $    1,173

Interest cost ..........................................          697           654          2,091         1,962

Expected return on plan assets .........................         (701)         (630)        (2,103)       (1,889)

Amortization of the transition asset....................          (37)          (37)          (113)         (113)

Amortization of prior service cost......................           34            34            103           103

Amortization of the net loss............................           88            65            264           194
                                                           ----------    ----------     ----------    ----------
      Total Pension Cost................................   $      561    $      477     $    1,682    $    1,430
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


RESULTS OF OPERATIONS

        Net income for the three months ended September 30, 2004, equaled $7,653,000, compared to $7,349,000 in the same period of 2003. Diluted earnings per share were $.41, an increase of 2.5 percent from the $.40 reported for the third quarter 2003.

        Net income for the nine months ended September 30, 2004, equaled $21,943,000, compared to $21,752,000 during the same period in 2003. Diluted earnings per share were $1.18, a .8 percent decrease from the $1.19 reported in 2003.

        Annualized returns on average assets and average stockholders' equity for the nine months ended September 30, 2004 were .95 percent and 9.50 percent, respectively, compared with .99 percent and 9.98 percent for the same period of 2003.

        The decreases in diluted earning per share, return on equity and return on assets for the nine months ended September 30, 2004, are primarily due to a decrease in net interest margin of 21 basis points from the same period in 2003, decreased gains from the sale of mortgage loans of $2,790,000 mitigated by a reduction in the provision for loan losses of $3,958,000. For further analysis, see the respective sections of Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

CAPITAL

         The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and trust-preferred securities, less non-qualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was 7.6 percent at September 30, 2004 and 7.4 percent at year end 2003. In addition, at September 30, 2004, the Corporation had a Tier I risk-based capital ratio of 9.5 percent and total risk-based capital ratio of 11.6 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of
8.0 percent.

         The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.9 percent at September 30, 2004 and December 31, 2003. When the Corporation acquires other companies, GAAP capital increases by the entire amount of the purchase price.

         The   Corporation's   tangible   capital   ratio,   defined   as  total
stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled 6.0 percent as of September 30, 2004, up from
5.8 percent as of December 31, 2003.

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

                                             September 30,  December 31,
(Dollars in Thousands)                           2004           2003

Average Goodwill ..........................  $   112,281    $   107,232
Average Core Deposit Intangible (CDI) .....       22,574         24,393
Average Deferred Tax on CDI ...............       (8,254)        (8,951)
                                             -----------    -----------
  Intangible Adjustment ...................  $   126,601    $   122,674
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   308,035    $   293,603
Intangible Adjustment .....................     (126,601)      (122,674)
                                             -----------    -----------
  Average Tangible Capital ................  $   181,434    $   170,929
                                             ===========    ===========

Average Assets ............................  $ 3,083,919    $ 2,960,195
Intangible Adjustment .....................     (126,601)      (122,674)
                                             -----------    -----------
  Average Tangible Assets .................  $ 2,957,318    $ 2,837,521
                                             ===========    ===========

Net Income ................................  $    21,943    $    27,571
CDI Amortization, net of tax ..............        1,626          2,341
                                             -----------    -----------
  Tangible Net Income .....................  $    23,569    $    29,912
                                             ===========    ===========

Diluted Earnings per Share ................  $      1.18    $      1.50
Diluted Tangible Earnings per Share .......  $      1.26    $      1.63

Return on Average GAAP Capital ............         9.50%          9.39%
Return on Average Tangible Capital ........        17.32%         17.50%

Return on Average Assets ..................         0.95%          0.93%
Return on Average Tangible Assets .........         1.06%          1.05%

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

         At September 30, 2004, non-performing loans   totaled   $25,685,000,  a
decrease of $939,000 from December 31, 2003, as noted in the table on page 11.

         At September 30, 2004, impaired loans totaled $54,969,000, a increase of $10,197,000 from December 31, 2003. At September 30, 2004, an allowance for losses was not deemed necessary for impaired loans totaling $44,139,000, but an allowance of $3,912,000 was recorded for the remaining balance of impaired loans of $10,830,000 and is included in the Corporation's allowance for loan losses. The increase in impaired loans was primarily the result of two loans totaling
$9,272,000. The larger of the two credits totals $4,588,000 and is in the process of liquidation. The second totals $2,342,000 and is classified substandard due to weak cashflow. The average balance of impaired loans for the first nine months of 2004 was $54,166,000.

         At December 31, 2003, impaired loans totaled $44,772,000. An allowance for losses was not deemed necessary for impaired loans totaling $32,047,000, but an allowance of $5,728,000 was recorded for the remaining balance of impaired loans of $12,725,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2003 was $50,245,000.

         At September 30, 2004, the allowance for loan losses was $25,243,000, a decrease of $250,000 from year end 2003. As a percent of loans, the allowance was 1.05 percent at September 30, 2004 and 1.08 at December 31, 2003.

      The provision for loan losses for the first nine months of 2004 was $4,472,000, a decrease of $3,958,000 from $8,430,000 for the same period in 2003. The Corporation's provision for loan losses reflects reduced specific reserves, net charge-offs and non-performing loans, resulting in decreased provision expense. Current declines in the amount of non-performing loans and average impaired loan balances indicate that loan asset quality has improved during the first nine months of 2004.
                                                                         Page 17

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

      The liquidity of the Corporation is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of the Corporation's bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as a funding source. At September 30, 2004, total borrowings from the FHLB were $227,209,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2004, was $152,843,000. At September 30, 2004, the Corporation's revolving line of credit had a balance of $3,000,000 and a remaining borrowing capacity of $17,000,000. The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $415,138,000 at September 30, 2004, an increase of $66,278,000 or 19.0 percent over December 31, 2003. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $880,000 at September 30, 2004. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

     The  Corporation  provides  customers with off-balance sheet credit support
through   loan   commitments   and   standby   letters  of  credit.   Summarized
credit-related financial instruments at September 30, 2004 are as follows:

                                                                At September 30,
(Dollars in thousands)                                                2004
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  549,970
Standby letters of credit .......................................     27,522
                                                                  ----------
                                                                  $  577,492
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at September 30, 2004 are as follows:

                                2004       2005       2006       2007       2008      2009       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    384   $  1,443   $  1,327   $  1,112   $    916   $  3,255   $  8,437
Long-term debt ...........     70,507     29,727     27,882     24,995     51,653    175,158    379,922
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $ 70,891   $ 31,170   $ 29,209   $ 26,107   $ 52,569   $178,413   $388,359
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

         Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2004, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
The comparative rising and falling scenarios for the period ended June 30, 2005 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case senario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended June 30, 2005 are as follows:

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

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets at June 30, 2004. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                BASE        RISING     FALLING
================================================================================
Net Interest Income (dollars in thousands)    $107,825    $116,032    $ 93,395

Variance from base                                        $  8,206    $(14,431)

Percent of change from base                                    1.61%    (13.38)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

         The following table presents the earning asset mix as of September 30, 2004, and December 31, 2003.

         Loans increased approximately $16.2 million from December 31, 2003 to September 30, 2004, while investment securities increased by $63.8 million during the same period. The Corporation's interest sensitivity and liquidity position has allowed management to purchase securities resulting in increased net interest income from securities.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in Millions)                                          September 30,           December 31,
                                                                   2004                    2003
---------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing deposits               $    34.9               $     40.6

Investment securities available for sale .......                   415.1                    348.9

Investment securities held to maturity .........                     5.5                      7.9

Mortgage loans held for sale ...................                     2.7                      3.0

Loans ..........................................                 2,370.1                  2,353.6

Federal Reserve and Federal Home Loan Bank stock                    22.8                     15.5
                                                               ----------              ----------

                     Total .....................               $ 2,851.1               $  2,769.5
                                                               ==========              ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

         The following table presents the level of deposits and borrowed funds (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes, Federal Home Loan Bank advances, subordinated debentures and other borrowed funds)at September 30, 2004, and December 31, 2003.

--------------------------------------------------------------------------------

(Dollars in Millions)                              September 30,        December 31,
                                                       2004                2003
                                                    ----------         ------------
Deposits ........................................   $  2,456.8          $  2,362.1
Securities sold under repurchase agreements......         60.5                71.1
Federal Home Loan Bank advances .................        227.2               212.8
Subordinated debentures, revolving credit lines
   and term loans................................         92.0                97.8
Other borrowed funds ............................           .2                 1.5


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2004 and 2003.

         Annualized net interest income (FTE) for the nine months ended September 30, 2004 increased by $319,000, or .3 percent over the same period in 2003. For the same period interest income and interest expense, as a percent of average earning assets, decreased 40 basis points and 19 basis points respectively. This resulted in a 21 basis point decline in net interest income, as a percent of average earning assets, from the first nine months 2003 margin of 4.10 percent. Federal Reserve Bank rate reductions during 2003 significantly contributed to this margin compression. Net interest margin for the trailing four quarters equaled 3.78, 3.87, 3.87 and 3.89 percent. Since June 28, 2004, 75 basis points of prime rate increases have aided third quarter margin improvement.

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,               September 30,
(Dollars in Thousands)                                      2004          2003          2004          2003

Annualized Net Interest Income........................  $  107,168    $  103,496    $  104,362    $  103,785

Annualized FTE Adjustment.............................  $    3,924    $    3,809    $    3,569    $    3,827

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  111,092    $  107,305    $  107,931    $  107,612

Average Earning Assets................................  $2,818,392    $2,712,070    $2,772,189    $2,628,319

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        5.79%         5.89%         5.71%         6.11%

Interest Expense as a Percent
  of Average Earning Assets...........................        1.85%         1.93%         1.82%         2.01%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.94%         3.96%         3.89%         4.10%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

         Other income in the third quarter of 2004 was $465,000 or 5.2 percent lower than the same quarter of 2003. Gains on sales of mortgage loans decreased by $657,000 from the same period in 2003 as stabilizing mortgage rates caused reduced volume from refinancing of mortgage loans.

         Other income in the first nine months of 2004 was $2,432,000 or 8.6 percent lower than the same period of 2003. Gains on sales of mortgage loans decreased by $2,790,000 from the same period in 2003 as stabilizing mortgage rates caused reduced volume from refinancing of mortgage loans.

OTHER EXPENSES

         Total  other  expenses   represent   non-interest   expenses   of   the
Corporation. Total other expenses during the third quarter of 2004 decreased from the third quarter of 2003 by $170,000 or .7 percent.

         Total other expenses during the first nine months of 2004 exceeded the same period in 2003 by $640,000 or .7 percent.

Two areas account for the change:

1. Salaries and benefit expense grew $1,284,000, due to normal salary increases and additional salary cost related to the March 1, 2003 acquisition of Commerce National Bank.

2. In 2003, the Corporation accrued $460,000 in anticipation of a settlement of a claim. The claim has been settled for $184,500 causing a reduction in other expenses of $275,500.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

         Income tax expense, for the nine months ended September 30, 2004, increased by $1,127,000 from the same period in 2003. The effective tax rate was
30.8 and 28.4 percent for the 2004 and 2003 periods.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Unregistered Sales of Equity
         Securities and Use of Proceeds
---------------------------------------------------

         a.  None

         b.  None

         c.  None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         a.  None

         b. On October 12, 2004, the Board of Directors of the Corporation amended and restated the Corporation's By-Laws. As part of the amendments,
Article IV, Section 9 was amended to change the procedures by which shareholders of the Corporation may recommend nominees to the Corporation's Board of Directors. The new procedures are different than those set forth in the Corporation's March 5, 2004 Proxy Statement. The exact text of Article IV,
Section 9 of the Corporation's By-Laws which sets forth those procedures is set forth below in its entirety:

             Section 9. Nominations for Director. The Nominating and Governance Committee of the Board of Directors shall have the responsibility for nominating individuals to serve as members of the Board of Directors, including the slate of Directors to be elected each year at the annual meeting of shareholders. In so doing, the Committee shall maintain up-to-date criteria for selecting Directors and a process for identifying and evaluating prospective nominees. Shareholders may suggest a candidate for consideration by the Committee as a Director nominee by submitting the suggestion in writing and delivering or mailing it to the Secretary of the Corporation at the Corporation's principal office. Suggestions for nominees from shareholders must include: (a) the name, address and number of the Corporation's shares owned by the shareholder; (b) the name, address, age and principal occupation of the suggested nominee; (c) such other information concerning the suggested nominee as the shareholder may wish to submit or the Committee may reasonably request. The Committee shall evaluate suggestions for nominees from shareholders in the same manner as other candidates.
                                                                        Page 25

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

         a.  Exhibits

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants
                                Corporation, as most
                                recently amended on
                                October 12, 2004
                                (Incorporated by reference
                                to Exhibit 3(ii) to First
                                Merchants Corporation's
                                current report on Form 8-K
                                filed October 15, 2004.)

                10a             First Merchants Corporation          29
                                1999 Long-Term Equity
                                Incentive Plan, as most
                                recently amended on August
                                10, 2004

                31.1            Certification of Chief               43
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               44
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           45
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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date  11/09/04                          by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date  11/09/04                          by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------
                3(ii)           Bylaws of First Merchants
                                Corporation, as most
                                recently amended on
                                October 12, 2004
                                (Incorporated by reference
                                to Exhibit 3(ii) to First
                                Merchants Corporation's
                                current report on Form 8-K
                                filed October 15, 2004.)

                10a             First Merchants Corporation          29
                                1999 Long-Term Equity
                                Incentive Plan, as most
                                recently amended on August
                                10, 2004

                31.1            Certification of Chief               43
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               44
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           45
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002

                                  Exhibit 10a

                           FIRST MERCHANTS CORPORATION
                      1999 LONG-TERM EQUITY INCENTIVE PLAN


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

                           (iii) Limitation on Grants. No Incentive Stock Option shall be granted under this Plan after April 14, 2009.

                           (iv) Limitation on Transferability. No Incentive Stock Option shall be assignable or transferable except by will or under the laws of descent and distribution. Notwithstanding the foregoing, a Participant may, by delivering written notice to the Company in a form satisfactory to the Company, designate a person who, in the event of the Participant's death, shall thereafter be entitled to exercise the Option. During the lifetime of a Participant, the Incentive Stock Option shall be exercisable only by the Participant and may not be transferred or assigned pursuant to a qualified domestic relations order.

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

                  (h) Nontransferability. Unless otherwise determined by the Committee and provided in the Award Agreement, (i) no Award granted under this Plan may be transferred or assigned by the Participant to whom it is granted other than by will, pursuant to the laws of descent and distribution, or pursuant to a qualified domestic relations order, and (ii) an Award granted under this Plan may be exercised, during the Participant's lifetime, only by the Participant or by the Participant's guardian or legal representative. Notwithstanding the foregoing, a Participant may, by delivering written notice to the Company in a form satisfactory to the Company, designate a person who, the event of the Participant's death, shall thereafter be entitled to exercise the Award.

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

                  (o) "Fair Market Value" of a Common Share means the value of the share on a particular date, determined as follows:

                  (i) the last reported sale price of a share of common stock on such date, or if no sale took place, the last reported sale price of a share on the most recent day on which a sale of a share of stock took place as reported by NASDAQ or a national securities exchange on which the Company's stock is listed on such date; or

                  (ii) if the Company's stock is not listed on NASDAQ or a
                       national securities exchange on such date, the fair market value of a share on such date as determined in good faith by the Committee.

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

Date: November 9, 2004                  /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

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

Date: November 9, 2004                  /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                   Exhibit 32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  11/09/04                          by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  11/09/04                          by /s/ Mark K. Hardwick
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