Form 10-K
period 2004-12-31
FIRST MERCHANTS CORP
filed 2005-03-16
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________to_________

                         Commission file number 0-17071

                           FIRST MERCHANTS CORPORATION

             (Exact name of registrant as specified in its charter)

           Indiana                                               35-1544218
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

       200 East Jackson
        Muncie, Indiana                                         47305-2814
                                                                (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: (765) 747-1500

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

                   Common Stock, $.125 stated value per share

                                (Title of class)

        Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate  by check  mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

        The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $479,658,139 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004).

        As of March 9, 2005 there were 18,543,441 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
              Documents                          Into Which Incorporated

Portions of the Registrant's Annual        Part I (Item 1)
Report to Shareholders for the year
ended December 31, 2004                    Part II (Items 5, 6, 7, 7A, and 8)

Portions of the Registrant's               Part III (Items 10 through 14)
Definitive Proxy Statement for
Annual Meeting of Shareholders
to be held April 14, 2005

FORM 10-K TABLE OF CONTENTS

                                                                       Form 10-K
                                                                          Page
                                                                         Number

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.................................3

PART I

  Item 1 - Business............................................................4

  Item 2 - Properties.........................................................23

  Item 3 - Legal Proceedings..................................................23

  Item 4 - Submission of Matters to a Vote of Security Holders................23

  Supplemental Information - Executive Officers of the Registrant.............24

PART II

  Item 5 -  Market For the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities........................................................25

  Item 6 -  Selected Financial Data...........................................26

  Item 7 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................26

  Item 7A-  Quantitative and Qualitative Disclosures About Market Risk........26

  Item 8 -  Financial Statements and Supplementary Data.......................27

  Item 9 -  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure...............................27

  Item 9A-  Controls and Procedures...........................................27

  Item 9B-  Other Information.................................................28

PART III

  Item 10- Directors and Executive Officers of the Registrant.................29

  Item 11- Executive Compensation.............................................29

  Item 12- Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters.....................30

  Item 13- Certain Relationships and Related Transactions.....................30

  Item 14- Principal Accounting Fees and Services.............................30

PART IV

  Item 15- Exhibits and Financial Statement Schedules.........................31

           Signatures.........................................................33

           Exhibit Index......................................................34

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

                                     PART I

Item 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

     First Merchants Corporation (the "Corporation") is a financial holding company headquartered in Muncie, Indiana. The Corporation's Common Stock is traded on NASDAQ's National Market System under the symbol FRME and was organized in September 1982. Since its organization, the Corporation has grown to include ten affiliate banks with over seventy locations in seventeen Indiana and three Ohio counties, a trust company, a multi-line insurance agency, a reinsurance agency, and a title agency.

     The bank subsidiaries of the Corporation include the following:

       * First Merchants Bank, National Association in Delaware and Hamilton counties;

       *  The Madison  Community  Bank, National  Association in Madison County;

       *  First United Bank, National Association in Henry County;

       * The Union County National Bank of Liberty with locations in Union, Fayette, Wayne and Butler (OH) counties;

       *  The  Randolph  County  Bank, National Association;

       *  The First National Bank of Portland in Jay County;

       *  Decatur Bank & Trust Company,  National Association in Adams County;

       * Frances Slocum Bank & Trust Company, National Association in Wabash, Howard, and Miami counties;

       * Lafayette Bank and Trust Company, National Association in Tippecanoe, Carroll, Jasper, and White counties; and

       *  Commerce National Bank in Franklin and Hamilton counties in Ohio.

     Effective January 1, 2005, The Union County National Bank of Liberty was merged into The Randolph County Bank, National Association, and the name of the continuing institution is United Communities National Bank.

     The Corporation also operates First Merchants Insurance Services, Inc. a full- service property, casualty, personal lines, and health care insurance agency headquartered in Muncie, Indiana. On October 27, 2004, Mangas Agencies, Inc. merged with and into First Merchants Insurance Services, Inc. The Corporation is also the majority owner of the Indiana Title Insurance Company LLC, a full-service title insurance agency; operates First Merchants Reinsurance Co. Ltd., a reinsurance agency; and wholly-owns Merchants Trust Company, National Association, a trust and asset management services company.

     As of December 31, 2004, the Corporation had consolidated assets of $3.2 billion, consolidated deposits of $2.4 billion and stockholders' equity of $315 million. The Corporation is presently engaged in conducting commercial banking business through the offices of its ten banking subsidiaries. As of December 31, 2004, the Corporation and its subsidiaries had 1,100 full-time equivalent employees.

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

     The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at www.firstmerchants.com without charge, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These documents can also be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission's web site at http://www.sec.gov. Additionally, the Corporation will also provide without charge, a copy of its Form 10-K to any shareholder by mail. Requests should be sent to Mr. Brian Edwards, Shareholder Relations Officer, First Merchants Corporation, P.O. Box 792, Muncie, IN 47308-0792.

--------------------------------------------------------------------------------
ACQUISITION POLICY

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

COMPETITION

     The Corporation's banking subsidiaries are located in Indiana and Ohio counties where other financial services companies provide similar banking services. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the banking subsidiaries compete vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas.


                           REGULATION AND SUPERVISION

                 OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES

BANK HOLDING COMPANY REGULATION

     The Corporation is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Thus, it is the policy of the Federal Reserve that a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any subsidiary bank that may become "undercapitalized" (as defined in the FDICIA section of this Form 10-K) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

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

     The following are the Corporation's regulatory capital ratios as of December 31, 2004:

                                                         Regulatory Minimum
                                      Corporation            Requirement

Tier 1 Capital:                           9.6%                  4.0%
(to risk-weighted assets)

Total Capital:                           11.6%                  8.0%


BANK REGULATION

     Each of the Corporation's bank subsidiaries are national banks and are supervised, regulated and examined by the Office of the Comptroller of the Currency (the "OCC"). The OCC has the authority to issue cease-and-desist orders if it determines that activities of the bank regularly represent an unsafe and unsound banking practice or a violation of law. Federal law extensively regulates various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

BANK CAPITAL REQUIREMENTS

     The OCC has adopted risk-based capital ratio guidelines to which national banks are subject. The guidelines establish a framework that makes regulatory capital requirements more sensitive to differences in risk profiles. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

     Like the capital guidelines established by the Federal Reserve, these guidelines divide a bank's capital into tiers. Banks are required to maintain a total risk-based capital ratio of 8%. The OCC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     In addition, the OCC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

     All of the Corporation's affiliate banks exceed the risk-based capital guidelines of the OCC as of December 31, 2004.

     The Federal Reserve and the OCC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

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

FDICIA continued

     As of December 31, 2004, each bank subsidiary of First Merchants is "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

DIVIDEND LIMITATIONS

     National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2004, the Corporation's affiliate banks had a total of $11,090,000 retained net profits available for 2005 dividends to the Corporation without prior regulatory approval.

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

     The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate on financial institution borrowings, varying reserve requirements against financial institution deposits, and restricting certain borrowings by financial institutions and their subsidiaries. The monetary policies of the Federal Reserve have had a significant effect on the operating results of the bank subsidiaries in the past and are expected to continue to do so in the future.

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
(Dollars in Thousands)

                                               2004                            2003                           2002
                                  ------------------------------  ------------------------------  ------------------------------
                                              Interest                        Interest                        Interest
                                   Average    Income/    Average   Average    Income/    Average   Average    Income/    Average
                                   Balance    Balance      Rate    Balance    Balance      Rate    Balance    Balance      Rate
                                  ---------  ---------  --------  ---------  ---------  --------  ---------  ---------  --------
Assets:
Federal funds sold ............   $    7,759    $    165   2.1%   $   44,243    $    485   1.1%   $   39,239    $    557   1.4%
Interest-bearing deposits......       17,500         555   3.2         6,655          76   1.1         2,866         141   4.9
Federal Reserve and
  Federal Home Loan Bank stock.       22,655       1,250   5.5        13,615         649   4.8        12,327         735   6.0
Securities: (1)
  Taxable .......................    247,930       8,371   3.4       181,698       6,105   3.4       170,937       9,086   5.3
  Tax-exempt ....................    141,205       9,382   6.6       136,028       9,648   7.1       131,145       9,523   7.3
                                  ----------    --------          ----------    --------          ----------    --------
    Total Securities.............    389,135      17,753   4.6       317,726      15,753   5.0       302,082      18,609   6.2
Mortgage loans held for sale.....      4,205         240   5.7        12,294         725   5.9        21,545         503   2.3
Loans: (2)
  Commercial ....................  1,495,195      89,108   6.0     1,387,704      82,183   5.9     1,010,232      66,736   6.6
  Bankers' acceptance and
    Commercial paper purchased...                                      4,660          61   1.3
  Real estate mortgage...........    486,377      27,969   5.8       517,376      32,100   6.2       484,267      35,704   7.4
  Installment ...................    372,817      22,636   6.1       345,084      26,167   7.6       318,277      26,649   8.4
  Tax-exempt ....................     10,423         894   8.6        14,496       1,088   7.5         8,108         725   8.9
                                  ----------    --------          ----------    --------          ----------    --------
    Total loans .................  2,369,017     140,847   5.9     2,281,614     142,324   6.2     1,842,429     130,317   7.1
                                  ----------    --------          ----------    --------          ----------    --------
    Total earning assets.........  2,806,066     160,570   5.7     2,663,853     159,287   6.0     2,198,943     150,359   6.8
                                  ----------    --------          ----------    --------          ----------    --------
Net unrealized gain (loss) on securities
    available for sale...........      4,676                           7,553                           6,214
Allowance for loan losses........    (26,093)                        (28,906)                        (20,187)
Cash and due from banks..........     63,420                          75,801                          66,510
Premises and equipment ..........     38,397                          39,069                          44,088
Other assets ....................    222,638                         202,825                         110,683
                                   ---------                       ---------                       ---------
    Total assets ................ $3,109,104                      $2,960,195                      $2,406,251
                                  ==========                      ==========                      ==========
Liabilities:
Interest-bearing deposits:
    NOW accounts ................ $  346,525       1,779   0.5%   $  344,933       2,015   0.6%   $  273,126       3,680   1.3%

    Money market deposit accounts    359,359       3,219   0.9       336,669       3,360   1.0       332,811       3,290   1.0
    Savings deposits ............    297,364         992   0.3       293,119       1,376   0.5       184,849       2,184   1.2
    Certificates and other
      time deposits .............  1,051,092      27,854   2.7       988,957      28,107   2.8       838,272      30,546   3.6
                                  ----------    --------          ----------    --------          ----------    --------
  Total interest-bearing
    deposits.....................  2,054,340      33,844   1.6     1,963,678      34,858   1.8     1,629,058      39,700   2.4

Borrowings ......................    402,776      17,741   4.4       381,178      17,530   4.6       277,709      14,060   5.1
                                  ----------    --------          ----------    --------          ----------    --------
  Total interest-bearing
    liabilities..................  2,457,116      51,585   2.1     2,344,856      52,388   2.2     1,906,767      53,760   2.8
Noninterest-bearing deposits.....    310,966                         293,397                         227,995
Other liabilities ...............     31,018                          28,339                          33,914
                                  ----------                      ----------                      ----------
    Total liabilities............  2,799,100                       2,666,592                       2,168,676
Stockholders' equity ............    310,004                         293,603                         237,575
                                  ----------                      ----------                      ----------
    Total liabilities and
     stockholders' equity........ $3,109,104      51,585   1.8(3) $2,960,195      52,388   2.0(3) $2,406,251      53,760   2.4(3)
                                  ==========    --------          ==========    --------          ==========    --------
    Net interest income .........               $108,986                        $106,899                        $ 96,599
                                                ========                        ========                        ========
    Net interest margin..........                          3.9                             4.0                            4.4
(1)     Average  balance of securities  is computed  based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
(2)     Nonaccruing loans have been included in the average balances.
(3)     Total interest expense divided by total earning assets adjustment to convert tax exempt investment  securities to fully taxable equivalent
        basis,    using   marginal   rate   of   35%   for   2004,   2003,   and
        2002.............................
                                                 $3,597                          $3,757                          $3,676
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

                                                 2004 Compared to 2003                                2003 Compared to 2002
                                               Increase (Decrease) Due To                           Increase (Decrease) Due To
                                        ----------------------------------------          -----------------------------------------


                                          Volume         Rate          Total                   Volume         Rate          Total
                                          ------         ----          -----                   ------         ----          -----
                                                          (Dollars in Thousands on Fully Taxable Equivalent Basis)

Interest income:
  Federal funds sold ...............     $  (577)      $    257      $  (320)                 $    65       $   (135)     $   (70)
  Interest-bearing deposits ........         229            250          479                      127           (248)        (121)
  Federal Reserve and Federal
    Home Loan Bank stock ...........         474            127          601                       72           (158)         (86)
  Securities .......................       3,332         (1,332)       2,000                      924         (3,780)      (2,856)
  Mortgage loans held for sale .....        (462)           (23)        (485)                    (288)           510          222
  Loans ............................       5,843         (6,835)        (992)                  29,315        (17,475)      11,840
                                         --------      ---------    ---------                 --------      ---------    ---------
  Totals ...........................       8,839         (7,556)       1,283                   30,215        (21,286)       8,929
                                         --------      ---------    ---------                 --------      ---------    ---------
Interest expense:
  NOW accounts .....................           9           (245)        (236)                     794         (2,459)      (1,665)
  Money market deposit
    accounts........................         217           (358)        (141)                      38             32           70
  Savings deposits..................          20           (404)        (384)                     899         (1,707)        (808)
  Certificates and other
    time deposits...................       1,708         (1,961)        (253)                   4,948         (7,387)      (2,439)
  Borrowings........................         969           (758)         211                    4,853         (1,381)       3,472
                                         --------      ---------    ---------                 --------      ---------    ---------
    Totals..........................       2,923         (3,726)        (803)                  11,532        (12,902)      (1,370)
                                         --------      ---------    ---------                 --------      ---------    ---------

Change in net interest
  income (fully taxable
  equivalent basis)................      $ 5,916       $ (3,830)       2,086                  $18,683       $ (8,384)      10,299
                                         ========      =========                              ========      =========


Tax equivalent adjustment
  using marginal rate
  of 35% for 2004, 2003,
 and 2002..........................                                      161                                                  (80)
                                                                   ----------                                           ----------


Change in net interest
  income...........................                                $   2,247                                            $  10,219
                                                                   ==========                                           ==========


INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                           (Dollars in Thousands)
Available for sale at December 31, 2004
   U.S. Treasury ...............................      $  1,745                           $      1        $  1,744
   Federal agencies ............................        65,325          $     73              332          65,066
   State and municipal .........................       150,284             5,243               82         155,445
   Mortgage-backed securities ..................       183,200               485            1,980         181,705
   Corporate obligations .......................            18                                                 18
   Marketable equity securities ................        12,191                 8                           12,199
                                                      --------          --------         --------        --------
      Total available for sale .................       412,763             5,809            2,395         416,177
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2004
   State and municipal .........................         5,306               162                            5,468
   Mortgage-backed securities ..................            52                                                 52
                                                      --------          --------         --------        --------
      Total held to maturity ...................         5,358               162                            5,520
                                                      --------          --------         --------        --------
      Total investment securities ..............      $418,121          $  5,971         $  2,395        $421,697
                                                      ========          ========         ========        ========


Available for sale at December 31, 2003
                                                                           (Dollars in Thousands)
   U.S. Treasury ...............................      $  1,498                                           $  1,498
   Federal agencies ............................        38,290          $    523         $     52          38,761
   State and municipal .........................       118,794             6,932               86         125,640
   Mortgage-backed securities ..................       174,208               813            1,817         173,204
   Corporate obligations .......................           500                16                              516
   Marketable equity securities ................         9,237                 4                            9,241
                                                      --------          --------         --------        --------
      Total available for sale .................       342,527             8,288            1,955         348,860
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2003
   State and municipal .........................         7,860               389                            8,249
   Mortgage-backed securities ..................            77                                                 77
                                                      --------          --------         --------        --------
      Total held to maturity ...................         7,937               389                            8,326
                                                      --------          --------         --------        --------
      Total investment securities ..............      $350,464          $  8,677         $  1,955        $357,186
                                                      ========          ========         ========        ========

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                            Gross          Gross
                                                       Amortized         Unrealized      Unrealized        Fair
                                                          Cost              Gains          Losses         Value
                                                     ---------------   --------------  --------------  ------------
                                                                           (Dollars in Thousands)
Available for sale at December 31, 2002
   U.S. Treasury ...............................      $    125                                           $    125
   Federal agencies ............................        27,630          $    814         $      8          28,436
   State and municipal .........................       135,715             5,787              178         141,324
   Mortgage-backed securities ..................       117,724             2,448               54         120,118
   Other asset-backed securities ...............         1,000                                              1,000
   Corporate obligations .......................        12,101               465                           12,566
   Marketable equity securities ................        29,452                20              116          29,356
                                                      --------          --------         --------        --------
      Total available for sale .................       323,747             9,534              356         332,925
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2002
   State and municipal .........................         9,013               448                            9,461
   Mortgage-backed securities ..................           124                                                124
                                                      --------          --------         --------        --------
      Total held to maturity ...................         9,137               448                            9,585
                                                      --------          --------         --------        --------
      Total investment securities ..............      $332,884          $  9,982         $    356        $342,510
                                                      ========          ========         ========        ========


                                                                               Cost
                                                    ----------------------------------------------------------
                                                         2004                  2003                  2002
                                                         ----                  ----                  ----
                                                                       (Dollars in Thousands)
Federal Reserve and Federal Home Loan
   Bank stock at December 31:
Federal Reserve Bank stock ....................        $ 8,814                $ 2,320               $   493
Federal Home Loan Bank stock ..................         14,044                 13,182                10,916
                                                       -------                -------               -------
    Total .....................................        $22,858                $15,502               $11,409
                                                       =======                =======               =======

The fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

There were no issuers included in our investment security portfolio at December 31, 2004, 2003 or 2002 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its agencies and corporations.

The maturity distribution (Dollars in Thousands) and average yields for the securities portfolio at December 31, 2004 were:

Securities available for sale December 31, 2004:

                                                 Within 1 Year                 1-5 Years                  5-10 Years
                                                 -------------                 ---------                  ----------
                                              Amount        Yield*        Amount        Yield*       Amount        Yield*
                                              ------        ------        ------        ------       ------        ------
U.S. Treasury......................          $ 1,744          1.7%
Federal Agencies...................            1,502          2.8       $ 61,211         3.6%       $ 2,353          3.6%
State and Municipal................            9,882          7.1         69,151         5.0         51,086          6.2
                                             -------                    --------                    -------
    Total..........................          $13,128          5.9%      $130,362         4.3%       $53,439          6.1%
                                             =======                    ========                    =======

--------------------------------------------------------------------------------

                                                                            Marketable Equity
                                                                              and Mortgage -
                                             Due After Ten Years            Backed Securities                   Total
                                             -------------------         -----------------------                -----
                                            Amount         Yield*         Amount         Yield*          Amount        Yield*
                                            ------         ------         ------         ------          ------        ------
U.S. Treasury........................                                                                  $  1,744         1.7%
Federal Agencies.....................                                                                    65,066         3.6
State and Municipal..................     $ 25,326           7.3%                                       155,445         5.9
Marketable equity securities.........                                  $  12,199           5.4%          12,199         5.4
Mortgage-backed securities...........                                    181,705           3.9          181,705         3.9
Other asset-backed securities........           18           7.0                                             18         7.0
                                          --------                     ---------                       --------
    Total............................     $ 25,344           7.3%      $ 193,904           4.0%        $416,177         4.6%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 2004:

                                                  Within 1 Year                1-5 Years                   5-10 Years
                                                  -------------                ---------                   ----------
                                            Amount         Yield*         Amount        Yield*       Amount         Yield*
                                            ------         ------         ------        ------       ------         ------
State and municipal..................     $  1,110           8.1%        $ 2,760          8.1%       $  295           9.0%

                                                                             Mortgage-Backed
                                            Due After Ten Years                Securities                     Total
                                            -------------------               ------------                    -----
                                           Amount          Yield*         Amount        Yield*        Amount        Yield*
                                           ------          ------         ------        ------        ------        ------
State and municipal..................     $ 1,141            8.8%                                     $ 5,306         8.3%
Mortgage-backed securities...........                                    $    52          8.4%             52         8.4
                                          -------                        -------                      -------
     Total............................    $ 1,141            8.8%        $    52          8.4%        $ 5,358         8.3%
                                          =======                        =======                      =======

   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 2004:

                                           (Dollars in Thousands)
                                           Amount          Yield
Federal Reserve Bank Stock...........     $ 8,814           6.0%
Federal Home Loan Bank stock.........      14,044           4.3
                                          -------
    Total............................     $22,858           4.9%
                                          =======

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

                                                             Less than 12              12 Months or                  Total
                                                                Months                    Longer
                                                        ---------------------------------------------------------------------------
                                                                       GROSS                     GROSS                     GROSS
                                                           FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                                          VALUE        LOSSES       VALUE        LOSSES       VALUE        LOSSES
                                                        ---------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Temporarily impaired investment
   securities at December 31, 2004:
U.S. Treasury ........................................  $    1,496   $       (1)                            $    1,496   $       (1)
Federal agencies .....................................      46,227         (303)  $    1,472   $      (29)      47,699         (332)
State and municipal ..................................       2,976          (20)       1,094          (62)       4,070          (82)
Mortgage-backed securities ...........................     109,213       (1,129)      27,493         (851)     136,706       (1,980)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Total temporarily impaired investment securities ..  $  159,912   $   (1,453)  $   30,059   $     (942)    $189,971   $   (2,395)
                                                        ==========   ==========   ==========   ==========   ==========   ==========

                                                             Less than 12              12 Months or                  Total
                                                                Months                    Longer
                                                        ---------------------------------------------------------------------------
                                                                       GROSS                     GROSS                     GROSS
                                                           FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                                          VALUE        LOSSES       VALUE        LOSSES       VALUE        LOSSES
                                                        ---------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Temporarily impaired investment
   securities at December 31, 2003:
Federal agencies .....................................  $    7,410   $     (50)   $      747   $      (2)   $    8,157   $      (52)
State and municipal ..................................       2,547         (82)          166          (4)        2,713          (86)
Mortgage-backed securities ...........................      90,148      (1,817)                                 90,148       (1,817)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Total temporarily impaired investment securities ..  $  100,105   $  (1,949)   $      913   $      (6)   $  101,018   $   (1,955)
                                                        ==========   ==========   ==========   ==========   ==========   ==========

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:

                                                    2004              2003               2002              2001              2000
                                                    ----              ----               ----              ----              ----
                                                                                (Dollars in Thousands)
Loans at December 31:
  Commercial and
    industrial loans...........................  $  451,227        $  435,221         $  401,395        $  301,962        $  258,405
  Agricultural production
    financing and other loans
    to farmers.................................      98,902            95,048             85,059            29,645            24,547
  Real estate loans:
    Construction...............................     164,738           149,865            133,896            58,316            45,412
    Commercial and farmland....................     709,163           564,578            401,561           230,233           167,317
    Residential................................     761,163           866,477            746,349           544,028           466,660
  Individuals' loans for
    household and other
    personal expenditures......................     198,532           196,093            206,083           179,325           201,629
  Tax-exempt loans.............................       8,203            16,363             12,615             7,277             6,093
  Lease financing..............................      11,311             7,919              5,249
  Other loans..................................      24,812            21,939             12,170             8,800             5,523
                                                 ----------        ----------         ----------        ----------        ----------
            Total loans........................  $2,428,051        $2,353,503         $2,004,377        $1,359,586        $1,175,586
                                                 ==========        ==========         ==========        ==========        ==========

Residential Real Estate Loans Held for Sale at December 31, 2004, 2003, 2002, 2001 and 2000 were $3,367,000, $3,043,000, $21,545,000, $307,000, and $0.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding residential real estate, individuals' loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2004. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                               Maturing
                                                    Within              1-5               Over
                                                    1 Year             Years             5 Years            Total
                                                 --------------    ---------------    --------------     ------------
                                                                        (Dollars in Thousands)
Commercial and industrial loans................  $  334,525        $  84,987           $  31,715          $  451,227
Agricultural production financing
  and other loans to farmers...................      84,681           11,594               2,627              98,902
Real estate - Construction.....................     128,821           30,904               5,013             164,738
Real estate - Commercial and farmland..........     383,028          264,995              61,140             709,163
Tax-exempt loans...............................          55            3,177               4,971               8,203
Other loans....................................      11,013           13,484                 315              24,812
                                                 ----------        ---------            ---------         ----------
      Total....................................  $  942,123        $ 409,141            $105,781          $1,457,045
                                                 ==========        =========            =========         ==========


                                                                       Maturing
                                                  ---------------------------------------------------
                                                           1 - 5                       Over
                                                           Years                     5 Years
                                                           -----                     -------
                                                                (Dollars in Thousands)
Loans maturing after one year with:

  Fixed rate..............................          $     109,404               $     99,121
  Variable rate...........................                299,737                      6,660
                                                    -------------               ------------
    Total.................................          $     409,141               $    105,781
                                                    =============               ============

NONACCRUING, CONTRACTUALLY PAST DUE 90 DAYS OR MORE
OTHER THAN NONACCRUING AND RESTRUCTURED LOANS

                                                                            December 31
                                                  ---------------------------------------------------------------
                                                   2004          2003          2002          2001          2000
                                                   ----          ----          ----          ----          ----
                                                                       (Dollars in Thousands)
Nonaccruing loans.........................        $15,355       $19,453       $14,134       $6,327        $2,370
Loans contractually past due 90
  days or more other than
  nonaccruing.............................          1,907         6,530         6,676        4,828         2,483
Restructured loans........................          2,019           641         2,508        3,511         3,085
                                                  -------       -------       -------       -------       -------
                                                  $19,281       $26,624       $23,318       $14,666       $7,938
                                                  =======       =======       =======       =======       =======


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

Interest income of $3,029,000 for the year ended December 31, 2004, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $4,166,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $65,953,000 as of December 31, 2004, not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

The Corporation's affiliate banks generate commercial, mortgage and consumer loans from customers located primarily in north-central and east-central Indiana and Butler, Franklin and Hamilton counties in Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

----------------

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                                    2004             2003            2002            2001            2000
                                                    ----             ----            ----            ----            ----
                                                                            (Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1....................        $ 25,493         $ 22,417        $ 15,141        $ 12,454        $ 10,128

  Chargeoffs:
    Commercial and industrial(1)...........          7,455            5,023           4,711           1,688             974
    Real estate mortgage(3)................          1,588            2,111             800             227              43
    Individuals' loans for household and
      other personal expenditures,
      including other loans................          1,858            5,005           2,602           1,632           1,274
                                                  --------         --------        --------        --------        --------
      Total chargeoffs.....................         10,901           12,139           8,113           3,547           2,291
                                                  --------         --------        --------        --------        --------
  Recoveries:
    Commercial and industrial(2)...........          1,629            1,002             549             176             171
    Real estate mortgage(4)................            161              421              92              32               1
    Individuals' loans for household and
      other personal expenditures,
      including other loans................            461              588             672             365             407
                                                  --------         --------        --------        --------        --------
      Total recoveries.....................          2,251            2,011           1,313             573             579
                                                  --------         --------        --------        --------        --------

  Net chargeoffs...........................          8,650           10,128           6,800           2,974           1,712
                                                  --------         --------        --------        --------        --------
  Provisions for loan losses...............          5,705            9,477           7,174           3,576           2,625
  Allowance acquired in purchase...........                           3,727           6,902           2,085           1,413
                                                  --------         --------        --------        --------        --------
  Balance at December 31...................        $22,548          $25,493         $22,417         $15,141         $12,454
                                                  ========         ========        ========        ========        ========

  (1)Category also includes the chargeoffs for lease financing, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.
  (2)Category also includes the recoveries for lease financing, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.
  (3)Category includes the chargeoffs for construction, commercial and farmland and residential real estate loans.
  (4)Category includes the recoveries for construction, commercial and farmland and residential real estate loans.

  Ratio of net chargeoffs during the
   period to average loans
   outstanding during the period..........           .37%             .44%             .37%             .23%             .16%




----------------

The information regarding the analysis of loan loss experience on pages 9 and 10 of the First Merchants Corporation - Annual Report 2004 under the caption "ASSET QUALITY/PROVISION FOR LOAN LOSSES" is expressly incorporated herein by reference.

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans:

                                                                     2004                             2003
                                                         -------------------------        -------------------------
                                                          Amount          Per Cent         Amount          Per Cent
                                                         --------         --------        --------         --------
                                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $ 16,821            30.9%        $ 17,517            29.9%
  Real estate mortgage(2).....................              1,916            60.6            4,441            60.8
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              3,711             8.5            3,435             9.3
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 22,548           100.0%        $ 25,493           100.0%
                                                         ========           ======        ========           ======


                                                                    2002                              2001
                                                         -------------------------        -------------------------
                                                          Amount          Per Cent         Amount          Per Cent
                                                         --------         --------        --------         --------
                                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $ 12,405            31.8%        $  6,884            29.2%
  Real estate mortgage(2).....................              2,875            57.3            2,655            56.9
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              7,037            10.9            5,502            13.9
  Unallocated.................................                100             N/A              100            N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 22,417           100.0%        $ 15,141           100.0%
                                                         ========           ======        ========           ======

                                                                    2000
                                                         -------------------------
                                                          Amount          Per Cent
                                                         --------         --------
                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $  4,478            28.5%
  Real estate mortgage(2).....................              1,554            53.9
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              4,622            17.6
  Unallocated. .... ..........................              1,800            N/A
                                                         --------           ------
  Totals......................................           $ 12,454           100.0%
                                                         ========           ======

  (1) Category also includes the allowance for loan losses and percent of loans for lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
  (2) Category includes the allowance for loan losses and percent of loans for commercial and farmland and residential real estate loans.

At December 31, 2004, the Corporation had no concentration of loans exceeding 10 percent of total loans, which are not otherwise disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                                           2004              2003               2002
                                                                     ---------------   ---------------   ----------------
                                                                                    (Dollars in Thousands)
As of, and for the year ending December 31:
  Impaired loans with an allowance............................        $      7,728      $     12,725       $     16,901
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan................................              41,683            32,047             27,450
                                                                      ------------      ------------       ------------

        Total impaired loans..................................        $     49,411      $     44,772       $     44,351
                                                                      ============      ============       ============

Total impaired loans as a percent of total loans..............               2.03%             1.90%              2.19%

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses)..................        $      1,673      $      5,728       $      7,299
  Average balance of impaired loans...........................              59,568            50,245             49,663
  Interest income recognized on impaired loans................               4,166             3,259              3,656
  Cash basis interest included above..........................               3,029             2,714              2,344

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2004, 2003 and 2002 are presented within the "Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and Interest Differential" table on page 11 of this Form 10-K.

As of December 31, 2004, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                       Maturing
                                                   -------------------------------------------------
                                    3 Months            3-6              6-12            Over 12
                                    or less           Months            Months           Months             Total
                                  -------------    --------------    --------------   --------------    --------------
                                                                (Dollars in Thousands)
Certificates of deposit and
  other time deposits..........     $117,826         $ 22,121           $ 26,027         $ 92,388          $258,362
Per cent.......................           45%               9%                10%              36%              100%

RETURN ON EQUITY AND ASSETS

The information regarding return on equity and assets presented on page 2 of the First Merchants Corporation - Annual Report 2004 under the caption "Five - Year Summary of Selected Financial Data" is expressly incorporated herein by reference.

SHORT-TERM BORROWINGS

                                                                     2004                2003                2002
                                                              -----------------   -----------------   -----------------
                                                                                (Dollars in Thousands)
Balance at December 31:
  Securities sold under repurchase
    agreements (short-term portion)........                       $  87,472           $  71,095           $  65,962
  Federal funds purchased..................                          32,550
  U.S. Treasury demand notes...............
                                                                  ---------           ---------           ---------
          Total short-term borrowings......                       $ 120,022           $  71,095           $  65,962
                                                                  =========           =========           =========

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and Federal agency obligations.

Pertinent information with respect to short-term borrowings is summarized below:

                                                                       2004                2003                2002
                                                                 -----------------   -----------------   -----------------
                                                                                   (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:

    Securities sold under repurchase
        agreements(short-term portion)..............                   1.8%                1.4%                1.1%
    Total short-term borrowings.....................                   1.9                 1.4                 1.1

Weighted average interest rate during the year:
    Securities sold under repurchase
        agreements (short-term portion).............                    .8%                 .9%                1.4%
    Total short-term borrowings.....................                   1.0                  .9                 1.3

Highest amount outstanding at any month end
during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  37,771           $  69,396           $  54,375
    Total short-term borrowings.....................               120,019             113,618              67,984

Average amount outstanding during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  62,702           $  51,780           $  41,241
    Total short-term borrowings.....................                81,194              59,719              49,886



ITEM 2.  PROPERTIES.
--------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. The building is owned by First Merchants.

The Corporation's affiliate banks conduct business through numerous facilities owned and leased by the respective affiliate banks. Of the 70 banking offices operated by the Corporation's affiliate banks, 56 are owned by the respective banks and 14 are leased from non-affiliated third parties.

None of the properties owned by the Corporation's affiliate banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2004 was $38,254,000.

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

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                                 Offices with the Corporation                 Principal Occupation
               Name and Age                          And Subsidiary Banks                    During Past Five Years
------------------------------------------- ---------------------------------------- ----------------------------------------

Michael L. Cox                              President, Chief Executive Officer,      Chief Executive Officer of the
60                                          Corporation                              Corporation since April 1999;
                                                                                     President First Merchants from
                                                                                     April 1999 to September 2000;
                                                                                     President and Chief Operating Officer,
                                                                                     Corporation since August 1998 and from
                                                                                     May 1994 to April 1999 respectively;
                                                                                     President and Chief Operating Officer,
                                                                                     First Merchants from April, 1996 to
                                                                                     April 1999; Director, Corporation
                                                                                     and First Merchants since December, 1984.

Roger M. Arwood                             Executive Vice President and             Chief Operating Officer of the Corporation
53                                          Chief Operating Officer, Corporation     since August 2002; President and Chief
                                                                                     Executive Officer First Merchants from
                                                                                     September 2000 to August 2002; Bank of America
                                                                                     from 1983 to February 2000; Executive Vice
                                                                                     President of the Corporation since February of
                                                                                     2000.


Robert R. Connors                           Senior Vice President of Operations      Senior Vice President of Operations and
55                                          and Technology, Corporation and First    Technology, Corporation and First Merchants
                                            Merchants                                since August 2002; Senior Vice President of
                                                                                     Operations and Compliance Officer at First
                                                                                     Internet Bank of Indiana from 1999 to 2002.


Larry R. Helms                              Senior Vice President, General           Senior Vice President and General Counsel,
64                                          Counsel and Secretary, Corporation       Corporation since 1982  and Secretary
                                                                                     since January 1997; Senior Vice President,
                                                                                     First Merchants from January 1979 to  2002;
                                                                                     Director of First United Bank from 1991 to 2002
                                                                                     and Pendleton Banking Company from 1992 to
                                                                                     2002.


Mark K. Hardwick                            Senior Vice President and Chief          Senior Vice President and Chief Financial
34                                          Financial Officer, Corporation           Officer of the Corporation since April of 2002;
                                                                                     Corporate Controller, Corporation from
                                                                                     November 1997 to April 2002.



                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------
On October 15, 2004, the Corporation issued 68,548 unregistered shares of its common stock pursuant to a Merger Agreement dated October 15, 2004, between the Corporation, First Merchants Insurance Services, Inc. and Mangas Agencies, Inc. ("Mangas"). The Corporation issued the unregistered shares to the shareholders of Mangas, at a value of $24.80 per share, in exchange for all the common stock of Mangas. The issuance by the Corporation of its shares of common stock were not registered under the Securities Act of 1933, as amended ("Securities Act"). The shares were issued pursuant to the exemption contemplated in Section 4 (2) of the Securities Act, for transactions not involving a public offering.

The information on pages 54 and 55 of the First Merchants Corporation - Annual Report 2004 under the captions "Annual Meeting, Stock Price and Dividend Information" and "Common Stock Listing", is expressly incorporated herein by reference.

The following table presents information relating to the Corporation's purchases of its equity securities, as follows(1):

                                                                  TOTAL NUMBER OF            MAXIMUM NUMBER OF
                                                              SHARES PURCHASED AS PART      SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE     OF PUBLICLY ANNOUNCED          BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE      PLANS OR PROGRAMS           THE PLANS OR PROGRAMS
      ------            ----------------    --------------    -------------------------    -----------------------
October 1-31, 2004            0                                          0                            0
November 1-30, 2004        67,365 (2)           25.21                    0                            0
December 1-31, 2004        21,152 (3)           28.22                    0                            0

(1) On February 10, 2004, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization expired February 8, 2005.

(2) 63,000 of these shares were purchased in open-market transactions pursuant to the Board's authorization to repurchase shares. The remaining 4,365 shares were purchased in connection with the exercise of certain outstanding options.

(3) 13,500 of these shares were purchased in open-market transactions pursuant to the Board's authorization to repurchase shares. The remaining 7,652 shares were purchased in connection with the exercise of certain outstanding options.

The following table presents information relating to securities authorized under equity compensation plans.

                      Equity Compensation Plan Information

                                      Number of securities to    Weighted-average        Number of securities remaining
                                      be issued upon exercise    exercise price of       available for future issuance under
                                      of outstanding options,    outstanding options,    equity compensations plans (excluding
    Plan category                     warrants and rights        warrants and rights     securities reflected in first column)
    -------------                     -----------------------    --------------------    -------------------------------------
Equity compensation plans approved
  by stockholders                                    966,939     $             22.06                                400,000 (1)
Equity compensation plans not
  approved by stockholders(2)                         52,704                   20.83
                                      -----------------------    --------------------    -------------------------------------
  Total                                            1,019,643     $             22.00                                400,000 (1)
                                      =======================    ====================    =====================================

(1) This number does not include shares remaining available for future issuance under the 1999 Long-term Equity Incentive Plan, which was approved by the Corporation's shareholders at the 1999 annual meeting. The aggregate number of shares that are available for grants under that Plan in any calendar year is equal to the sum of: (a) 1% of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year; plus (b) the number of shares that were available for grants, but not granted, under the Plan in any previous year; but in no event will the number of shares available for grants in any calendar year exceed 1 1/2% of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year. The 1999 Long-term Equity Incentive Plan will expire in 2009.

(2) The only plan reflected above that was not approved by the Corporation's stockholders relates to certain First Merchants Corporation Stock Option Agreements ("Agreements"). These Agreements provided for non-qualified stock options of the common stock of the Corporation, awarded between 1995 and 2002 to each director of First Merchants Bank, National Association (the "Bank") who, on the date of the grants: (a) were serving as a director of the Bank; (b) were not an employee of the Corporation, the Bank, or any of the Corporation's other affiliated banks or non-bank subsidiaries; and (c) were not serving as a director of the Corporation. The exercise price of the shares was equal to the fair market value of the shares upon the grant of the option. Options became 100 percent vested when granted and are fully exercisable six months after the date of the grant, for a period of ten years.

ITEM 6.      SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

The information on page 2 of the First Merchants Corporation - Annual Report 2004 under the caption "Five-Year Summary of Selected Financial Data", is expressly incorporated herein by reference.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information on pages 3 through 19 of the First Merchants Corporation - Annual Report 2004 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", is expressly incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------------------

The information on pages 12 through 14 of the First Merchants Corporation - Annual Report 2004 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the section "Interest Sensitivity and Disclosures About Market Risk", is expressly incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

Pages 20 through 53 of the First Merchants Corporation - Annual Report 2004, are expressly incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 2004, there have been no disagreements with the Corporation's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

ITEM 9A.   CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

At the end of the period covered by this report (the "Evaluation Date"), the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of it's disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Corporation's internal control over financial reporting is designed to provide reasonable assurance to the Corporation's management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in "Internal Control - Integrated
Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation's internal control over financial reporting as of December 31, 2004 is effective based on the specified criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

There have been no changes in the Corporation's internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Merchants Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First Merchants Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated January 28, 2005, expressed an unqualified opinion thereon.

BKD, LLP


Indianapolis, Indiana
January 28, 2005


ITEM 9B.  OTHER INFORMATION
--------------------------------------------------------------------------------

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

The information in the Corporation's Proxy Statement dated March 3, 2005 furnished to its stockholders in connection with an annual meeting to be held April 14, 2005 (the "2005 Proxy Statement"), under the captions "ELECTION OF DIRECTORS", "COMMITTEES OF THE BOARD" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K and is expressly incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The information in the Corporation's 2005 Proxy Statement, under the captions, "COMPENSATION OF DIRECTORS", "COMPENSATION OF EXECUTIVE OFFICERS", "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Interlocks and Insider Participation", "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Report on Executive Compensation" and "PERFORMANCE GRAPH" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The information in the Corporation's 2005 Proxy Statement, under the caption, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 of this annual report on Form 10-K under the table entitled "Equity Compensation Plan Information" and is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

The information in the Corporation's 2005 Proxy Statement, under the caption "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS," is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
--------------------------------------------------------------------------------

The information in the Corporation's 2005 Proxy Statement, under the caption "INDEPENDENT PUBLIC ACCOUNTANTS", is expressly incorporated herein by reference.

                                     PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.
--------------------------------------------------------------------------------


(a) 1.      Financial Statements:
                 Independent accountants' report
                 Consolidated balance sheets at
                      December 31, 2004 and 2003
                 Consolidated statements of income,
                      years ended December 31, 2004,
                      2003 and 2002
                 Consolidated statements of comprehensive income,
                      years ended December 31, 2004, 2003 and 2002
                 Consolidated statements of stockholders' equity,
                      years ended December 31, 2004, 2003 and 2002
                 Consolidated statements of cash flows,
                      years ended December 31, 2004,
                      2003 and 2002
                 Notes to consolidated financial
                      statements


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

    3b         Bylaws of First Merchants Corporation (2)

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

       10j First Merchants Corporation Unfunded Deferred Compensation Plan. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

       10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

       10l First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

       13 First Merchants Corporation - Annual Report 2004 (except for the pages and information expressly incorporated by reference in this Form 10-K, the First Merchants Corporation
                   - Annual Report 2004 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K(2)

       21          Subsidiaries of Registrant(2)

       23          Consent of Independent Registered Public Accounting Firm(2)

       24          Limited Power of Attorney(2)

       31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

       31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

       32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

       99.1 Financial statements and independent registered public accounting firm's report for First Merchants Corporation Employee Stock Purchase Plan (See Exhibit 13 to this Form 10-K)(2)

       (1) Management contract or compensatory plan.
       (2) Filed here within.
       (3) Incorporated by reference to the registrant's Form 8-K filed on April 19, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2005.

                                              FIRST MERCHANTS CORPORATION

                                              By /s/ Michael L.Cox
                                              -----------------------------
                                                     Michael L. Cox, President
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 16th day of March, 2005.

/s/ Michael L. Cox                        /s/Mark K. Hardwick
--------------------------------------    --------------------------------------
    Michael L. Cox  President and           Mark K. Hardwick Sr. Vice President
                    Chief Executive                          and Chief Financial
                    Officer (Principal                       Officer (Principal
                    Executive Officer)                       Financial and
                                                             Accounting Officer)

/s/ Stefan S. Anderson*                    /s/ Michael L. Cox
------------------------------------       ------------------------------------
    Stefan S. Anderson      Director           Michael L. Cox          Director

/s/ Roger M. Arwood*                       /s/ Barry J. Hudson*
------------------------------------       ------------------------------------
    Roger M. Arwood         Director           Barry J. Hudson         Director

/s/ James F. Ault*
------------------------------------       ------------------------------------
    James F. Ault           Director           Robert T. Jeffares      Director

/s/Richard A. Boehning*                    /s/ Norman M. Johnson*
------------------------------------       ------------------------------------
   Richard A. Boehning      Director           Norman M. Johnson       Director

                                           /s/ Thomas D. McAuliffe*
------------------------------------       ------------------------------------
   Frank A. Bracken         Director           Thomas D. McAuliffe     Director

                                           /s/ Charles E. Schalliol*
------------------------------------       ------------------------------------
    Blaine M. Brownell      Director           Charles E. Schalliol    Director

/s/ Thomas B. Clark*
------------------------------------       ------------------------------------
    Thomas B. Clark         Director           Robert M. Smitson       Director

/s/ Roderick English*                      /s/ Jeam L. Wojtowicz*
------------------------------------       ------------------------------------
    Roderick English        Director           Jean L. Wojtowicz       Director

/s/ Dr. Jo Ann Gora*
------------------------------------
    Dr. Jo Ann Gora         Director

* By Mark K. Hardwick as Attorney-in Fact pursuant to a limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.
                                                 By  /s/ Mark K. Hardwick
                                                 ------------------------------
                                                         Mark K. Hardwick
                                                         As Attorney-in-Fact
                                                         March 16, 2005

INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b         Bylaws of First Merchants Corporation (2)

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

   10j First Merchants Corporation Unfunded Deferred Compensation Plan. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1996)(1)

   10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

   10l First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004)(1)

   13 First Merchants Corporation - Annual Report 2004 (except for the pages and information expressly incorporated by reference in this Form 10-K, the First Merchants Corporation
               - Annual Report 2004 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K(2)

   21          Subsidiaries of Registrant(2)

   23          Consent of Independent Registered Public Accounting Firm(2)

   24          Limited Power of Attorney(2)

   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

   32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

   99.1 Financial statements and independent registered public accounting firm's report for First Merchants Corporation Employee Stock Purchase Plan (See Exhibit 13 to this Form 10-K)(2)

   (1) Management contract or compensatory plan.
   (2) Filed here within.
   (3) Incorporated by reference to the registrant's Form 8-K filed on April 19, 2002.

                                   EXHIBIT-3b
                                    BYLAWS OF
                           FIRST MERCHANTS CORPORATION


         Following are the Bylaws, as amended and restated as of February 8, 2005, of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law, as amended (hereinafter referred to as the "Act"):

                                    ARTICLE I

                         Name, Principal Office and Seal

         Section 1. Name and Principal Office. The name of the Corporation is First Merchants Corporation. The post office address of the principal office of the Corporation is 200 East Jackson Street, Muncie, Indiana 47305.

         Section 2. Seal. The seal of the Corporation shall be circular in form and mounted upon a metal die, suitable for impressing the same upon paper. About the upper periphery of the seal shall appear the words "First Merchants Corporation" and about the lower periphery thereof the word "Muncie, Indiana". In the center of the seal shall appear the word "Seal".


                                   ARTICLE II

                                  Fiscal Year

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

         Section 5. Share Certificates. Shares of the Corporation's stock may but need not be represented by a certificate. The rights and obligations of shareholders of the same class or series of shares are identical whether or not their shares are represented by certificates.

         A book entry stock account shall be established in the name of each shareholder who is the beneficial owner of any shares of the Corporation's stock that are not represented by a certificate, which stock account shall set forth the number of such shares credited to the shareholder. A shareholder may request that a stock certificate, representing all or part of the shares credited to his or her stock account, be issued and delivered to the shareholder at any time.

         Any holder of capital stock of the Corporation shall be entitled to a stock certificate, signed by the President or a Vice President and the Secretary or any Assistant Secretary of the Corporation, stating the name of the registered holder, the number of shares represented by such certificate, the par value of each share of stock or that such shares of stock are without par value, and that such shares are fully paid and nonassessable. If such shares are not fully paid, the certificate shall be legibly stamped to indicate the per cent which has been paid, and as further payments are made, the certificate shall be stamped accordingly. The certificate may bear the seal of the Corporation or its facsimile.

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

         Section 7. Transfer of Shares. The shares of capital stock of the Corporation shall be transferable on the books of the Corporation upon surrender of the certificate or certificates representing the same, properly endorsed by the registered holder or by the holder's duly authorized attorney or accompanied by proper evidence of succession, assignment or authority to transfer. Shares that are not represented by a certificate shall be transferable on the books of the Corporation upon receipt of written direction to do so from the registered holder or the holder's duly authorized attorney or accompanied by proper evidence of succession, assignment or authority to transfer, in a form satisfactory to the Corporation, its transfer agent or registrar.

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

         Section 2. Annual Meeting. The annual meeting of shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be held at such time as the Board of Directors may set by resolution, following the close of the fiscal year of the Corporation. A failure to hold the annual meeting at the designated time shall not affect the validity of any corporate action.

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

         Section 7. Voting List. The Corporation or its transfer agent shall make, at least five (5) business days before each meeting of the shareholders, a complete list of the shareholders entitled by the Articles of Incorporation, as now or hereafter amended, to notice of the meeting, arranged in alphabetical order, with the address of and number of shares held by each, which list shall be on file at the principal office of the Corporation and subject to inspection during regular business hours by any shareholder entitled to vote at the meeting, or by the shareholder's agent or attorney authorized in writing. Such list shall be available continuing through the meeting, at the Corporation's principal office or at a place identified in the meeting notice in the city where the meeting will be held.

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

         Any nominations for election as Directors at any annual or special meeting of shareholders not made in accordance with this Section may be disregarded by the Chairman of the meeting, in the Chairman's discretion; and, upon the Chairman's instructions, the vote tellers or inspectors of shareholder votes may disregard all votes cast for each such nominee.

                                    ARTICLE V

                               Board of Directors

         Section 1. Election, Number and Term of Office. The business and affairs of the Corporation shall be managed in accordance with the Act under the direction of a Board consisting of seventeen (17) Directors, to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. The number of Directors may be changed by amendment of this Section by a two-thirds (2/3) vote of the Board of Directors.

         The Directors shall be divided into three (3) classes as nearly equal in number as possible, all Directors to serve three (3) year terms except as provided in the third paragraph of this Section. One class shall be elected at each annual meeting of the shareholders, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. Unless the number of Directors is changed by amendment of this Section, Classes I and II shall each have six (6) Directors, and Class III shall have five (5) Directors. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

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

         Section 5. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, the President, or by not less than a majority of the members of the Board of Directors. Notice of the time and place, either within or without the State of Indiana, of a special meeting shall be delivered personally, telephoned, faxed or sent by other electronic means to each Director at least twenty-four (24) hours, or mailed or delivered by express private delivery service, to each Director at the Director's usual place of business or residence at least forty-eight (48) hours, prior to the time of the meeting. Directors, in lieu of such notice, may sign a written waiver of notice either before the time of the meeting, at the meeting or after the meeting. Attendance by a Director in person at any special meeting shall constitute a waiver of notice.

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

         No member of any committee appointed by the Board of Directors shall continue to be a member thereof after he ceases to be a Director of the Corporation. However, where deemed in the best interests of the Corporation, to facilitate communication and utilize special expertise, directors of the Corporation's affiliated banks and corporations may be appointed to serve on such committees, as "affiliate representatives." Such affiliate representatives may attend and participate fully in meetings of such committees, but they shall not be entitled to vote on any matter presented to the meeting nor shall they be counted for the purpose of determining whether a quorum exists. The calling and holding of meetings of any such committee and its method of procedure shall be determined by the Board of Directors. To the extent permitted by law, a member of the Board of Directors, and any affiliate representative, serving on any such committee shall not be liable for any action taken by such committee if he has acted in good faith and in a manner the Director reasonably believed to be in the best interests of the Corporation. A member of a committee may participate in a meeting of the committee by means of a conference telephone or similar communications equipment by which all members participating in the meeting can communicate with each other, and participation by these means constitutes presence in person at the meeting.

                                   ARTICLE VI

                                    Officers

         Section 1. Principal Officers. The principal officers of the Corporation shall be a Chairman of the Board, a Vice Chairman of the Board, a Chief Executive Officer, a President, one (1) or more Vice Presidents (which may include one (1) or more Executive Vice Presidents, Senior Vice Presidents, First Vice Presidents and/or other Vice Presidents), a Treasurer and a Secretary. The Corporation may also have, at the discretion of the Board of Directors, such other subordinate officers as may be appointed in accordance with the provisions of these Bylaws. The Board of Directors may, from time to time, designate a chief operating officer and a chief financial officer from among the principal officers of the Corporation. Any two (2) or more offices may be held by the same person. No person shall be eligible for the office of Chairman of the Board, Vice Chairman of the Board, Chief Executive Officer or President who is not a Director of the Corporation.


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

         Section 4. Subordinate Officers. In addition to the principal officers enumerated in Section 1 of this Article VI, the Corporation may have one or more Assistant Treasurers, one or more Assistant Secretaries and such other officers, agents and employees as the Board of Directors may deem necessary, each to hold office for such period, to have such authority, and to perform such duties as the Chief Executive Officer or the Board of Directors may from time to time determine. The Board of Directors may delegate to any principal officer the power to appoint and to remove, either with or without cause, any such subordinate officers, agents or employees.


         Section 5. Resignations. Any officer may resign at any time by giving written notice to the Chairman of the Board of Directors, the Chief Executive Officer, the President, or the Secretary. Any such resignation shall take effect upon receipt of such notice or at any later time specified therein, and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

         Section 6. Vacancies. Any vacancy in any office for any cause may be filled for the unexpired portion of the term in the manner prescribed in these Bylaws for election or appointment to such office for such term.

         Section 7. Chairman of the Board. The Chairman of the Board shall preside at all meetings of shareholders and at all meetings of the Board of Directors. The Chairman of the Board shall perform such other duties and have such other powers as, from time to time, may be assigned by the Board of Directors.

         Section 8. Vice Chairman of the Board. The Vice Chairman of the Board shall act in the absence of the Chairman of the Board. The Vice Chairman of the Board shall perform such other duties and have such other powers as, from time to time, may be assigned by the Board of Directors.

         Section 9. Chief Executive Officer. The Chief Executive Officer, subject to the control of the Board of Directors, shall have overall responsibility for the affairs of the Corporation, including responsibility for developing and attaining major corporate goals and implementing policies approved by the Board. In general, the Chief Executive Officer shall perform the duties and exercise the powers incident to the office of Chief Executive Officer and all such other duties and powers as, from time to time, may be assigned by the Board of Directors. In the absence or disability of the Chairman of the Board and Vice Chairman of the Board, the Chief Executive Officer shall preside at all meetings of the shareholders and the Board of Directors at which the Chief Executive Officer is in attendance.

         Section 10. President. The President shall perform the duties and exercise the powers incident to the office of President and all such other duties and powers as, from time to time, may be assigned by the Board of Directors or the Chief Executive Officer. Subject to the control and direction of the Board of Directors and the Chief Executive Officer, the President may enter into, execute and deliver any agreement, instrument or document in the name and on behalf of the Corporation.

         Section 11. Vice Presidents. The Corporation shall have such Vice Presidents as the Board of Directors shall determine, which may include one
(1) or more Executive Vice Presidents, Senior Vice Presidents, First Vice Presidents and/or other Vice Presidents. The Board of Directors shall designate one of the Vice Presidents (an Executive Vice President, if one has been appointed) to perform the duties and exercise the powers of the President in the absence or disability of the President. The Vice Presidents shall perform such duties and have such powers as the Chief Executive Officer, the President, or the Board of Directors may from time to time assign.

         Section 12. Treasurer. The Treasurer shall have charge and custody of, and be responsible for, all funds and securities of the Corporation and shall deposit all such funds in the name of the Corporation in such banks or other depositories as shall be selected by the Board of Directors. The Treasurer shall upon request exhibit at all reasonable times the Treasurer's books of account and records to any of the Directors of the Corporation during business hours at the office of the Corporation where such books and records shall be kept; shall render upon request by the Board of Directors a statement of the condition of the finances of the Corporation at any meeting of the Board of Directors or at the annual meeting of the shareholders; shall receive, and give receipt for, moneys due and payable to the Corporation from any source whatsoever; and in general, shall perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to the Treasurer by the Chief Executive Officer, the President, or the Board of Directors. The Treasurer shall give such bond, if any, for the faithful discharge of the Treasurer's duties as the Board of Directors may require. All acts affecting the Treasurer's duties and responsibilities shall be subject to the review and approval of the Corporation's chief financial officer.

         Section 13. Secretary. The Secretary shall keep or cause to be kept in the books provided for that purpose the minutes of the meetings of the shareholders and of the Board of Directors; shall duly give and serve all notices required to be given in accordance with the provisions of these Bylaws and by the Act; shall be custodian of the records and of the seal of the Corporation and see that the seal is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these Bylaws; and, in general, shall perform all duties incident to the office of Secretary and such other duties as may, from time to time, be assigned to the Secretary by the Chief Executive Officer, the President, or the Board of Directors.

Section 14. Voting Corporation's Securities. Unless otherwise ordered by the Board of Directors, the Chairman of the Board, the Chief Executive Officer, the President and the Secretary, and each of them, are appointed attorneys and agents of the Corporation, and shall have full power and authority in the name and on behalf of the Corporation, to attend, to act, and to vote all stock or other securities entitled to be voted at any meetings of security holders of corporations, or associations in which the Corporation may hold securities, in person or by proxy, as a stockholder or otherwise, and at such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such securities, and which as the owner thereof the Corporation might have possessed and exercised, if present, or to consent in writing to any action by any such other corporation or association. The Board of Directors by resolution from time to time may confer like powers upon any other person or persons.

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

                                   EXHIBIT-13
                FIRST MERCHANTS CORPORATION - ANNUAL REPORT 2004

EXHIBIT 13--FIRST MERCHANTS CORPORATION - ANNUAL REPORT 2004


FINANCIAL REVIEW

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA                                   2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       20

CONSOLIDATED FINANCIAL STATEMENTS                                             21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    25

ANNUAL MEETING, STOCK PRICE AND DIVIDEND INFORMATION                          54

COMMON STOCK LISTING                                                          55

FORM 10-K, FINANCIAL INFORMATION AND CODE OF ETHICS                           56

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except share data)                              2004           2003           2002            2001           2000
===================================================================================================================================
Operations (3)
Net Interest Income
     Fully Taxable Equivalent (FTE) Basis ..............    $  108,986     $  106,899     $   96,599      $   66,806     $   58,619
Less Tax Equivalent Adjustment .........................         3,597          3,757          3,676           2,445          2,637
                                                            ----------     ----------     ----------      ----------     ----------
Net Interest Income ....................................       105,389        103,142         92,923          64,361         55,982
Provision for Loan Losses ..............................         5,705          9,477          7,174           3,576          2,625
                                                            ----------     ----------     ----------      ----------     ----------
Net Interest Income
     After Provision for Loan Losses ...................        99,684         93,665         85,749          60,785         53,357
Total Other Income .....................................        34,554         35,902         27,077          18,543         16,634
Total Other Expenses ...................................        91,642         91,279         71,009          45,195         40,083
                                                            ----------     ----------     ----------      ----------     ----------
     Income Before Income Tax Expense ..................        42,596         38,288         41,817          34,133         29,908
Income Tax Expense .....................................        13,185         10,717         13,981          11,924          9,968
                                                            ----------     ----------     ----------      ----------     ----------
Net Income .............................................    $   29,411     $   27,571     $   27,836      $   22,209     $   19,940
                                                            ==========     ==========     ==========      ==========     ==========

Per share data (1)(3)
Basic Net Income .......................................    $     1.59     $     1.51     $     1.70      $     1.63     $     1.51
Diluted Net Income .....................................          1.58           1.50           1.69            1.61           1.50
Cash Dividends Paid ....................................           .92            .90            .86             .84            .78
December 31 Book Value .................................         16.93          16.42          15.24           12.82          11.61
December 31 Market Value (Bid Price) ...................         28.30          25.51          21.67           21.78          19.54

Average balances (3)
Total Assets ...........................................    $3,109,104     $2,960,195     $2,406,251      $1,689,694     $1,532,691
Total Loans (4).........................................     2,369,017      2,281,614      1,842,429       1,270,555      1,104,013
Total Deposits .........................................     2,365,306      2,257,075      1,857,053       1,331,631      1,209,015
Securities Sold Under Repurchase Agreements
     (long-term portion) ...............................           181                        66,535          44,394         53,309
Total Federal Home Loan Bank Advances ..................       225,375        208,733        155,387         103,941         80,008
Total Subordinated Debentures, Revolving
      Credit and Term Loans ............................        96,230         94,203         52,756           2,571
Total Stockholders' Equity .............................       310,004        293,603        237,575         166,232        141,446

Year-end balances (3)
Total Assets ...........................................    $3,191,668     $3,076,812     $2,678,687      $1,787,035     $1,621,063
Total Loans (4).........................................     2,431,418      2,356,546      2,025,922       1,359,893      1,175,586
Total Deposits .........................................     2,408,150      2,362,101      2,036,688       1,421,251      1,288,299
Securities Sold Under Repurchase Agreements
      (long-term portion) ..............................           320                        23,632          32,500         32,500
Total Federal Home Loan Bank Advances ..................       223,663        212,779        184,677         103,499         93,182
Total Subordinated Debentures, Revolving
      Credit and Term Loans ............................        97,206         97,782         72,488           8,500
Total Stockholders' Equity .............................       314,603        303,965        261,129         179,128        156,063

Financial ratios (3)
Return on Average Assets ...............................           .95%           .93%          1.16%           1.31%          1.30%
Return on Average Stockholders' Equity .................          9.49           9.39          11.72           13.36          14.10
Average Earning Assets to Total Assets .................         90.28          89.99          91.38           93.29          94.85
Allowance for Loan Losses as % of Total Loans ..........           .93           1.08           1.11            1.11           1.06
Dividend Payout Ratio ..................................         58.23          60.00          50.89           52.17          52.00
Average Stockholders' Equity to Average Assets .........          9.97           9.92           9.87            9.84           9.23
Tax Equivalent Yield on Earning Assets (2)..............          5.72           5.98           6.83            7.80           8.19
Cost of Supporting Liabilities .........................          1.84           1.97           2.44            3.56           4.16
Net Interest Margin on Earning Assets ..................          3.88           4.01           4.39            4.24           4.03

(1)   Restated for all stock dividends and stock splits.

(2) Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(3) Business combinations that affect the comparability of the 2004, 2003 and 2002 information are discussed in Note 2 to the Consolidated Financial Statements. Business combinations that affect the comparability of the 2001 and 2000 information are discussed in the Corporation's Forms 10-K for years ended December 31, 2003 and 2002.

(4)   Includes loans held for sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

First Merchants Corporation ("Corporation") from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, such as Form 10-K and Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "estimate," "project," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include:

      o   statements of the Corporation's goals, intentions and expectations;

      o statements regarding the Corporation's business plan and growth strategies;

      o statements regarding the asset quality of the Corporation's loan and investment portfolios; and

      o   estimates of the Corporation's risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

      o fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect the Corporation's net interest margin, asset valuations and expense expectations;

      o adverse changes in the economy, which might affect the Corporation's business prospects and could cause credit-related losses and expenses;

      o adverse developments in the Corporation's loan and investment portfolios;

      o competitive factors in the banking industry, such as the trend towards consolidation in the Corporation's market; and

      o changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like the Corporation's affiliate banks.

Because of these and other uncertainties, the Corporation's actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Corporation's past results of operations do not necessarily indicate its future results.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of the Corporation's significant accounting policies, see the notes to the consolidated financial statements and discussion throughout this Annual Report. Below is a discussion of the Corporation's critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES continued

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

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation's internal loan review. An unallocated reserve, primarily based on the factors noted above, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES continued

for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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

The annual pension expense for the Corporation is currently most sensitive to the discount rate. Each 25 basis point reduction in the 2005 discount rate of
6.0 percent would increase the Corporation's 2005 pension expense by approximately $206,000. In addition, each 25 basis point reduction in the 2005 expected rate of return of 8.0 percent would increase the Corporation's 2005 pension expense by approximately $96,000.

Goodwill and Intangibles. For purchase acquisitions, the Company is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL ACCOUNTING POLICIES continued

discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

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

BUSINESS SUMMARY

The Corporation is a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 10 affiliate banks with over 70 locations in 17 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation's business activities are currently limited to one significant business segment, which is community banking. The Corporation's financial service affiliates include 10 nationally chartered banks: First Merchants Bank, N.A., The Madison Community Bank, N.A., First United Bank, N.A., The Randolph County Bank, N.A., Union County National Bank, First National Bank, Decatur Bank and Trust Company, N.A., Frances Slocum Bank & Trust Company, N.A., Lafayette Bank and Trust Company, N.A. and Commerce National Bank. Effective January 1, 2005, Union County National Bank was merged into The Randolph County Bank, N.A., and the name of the continuing institution is United Communities National Bank. The banks provide commercial and retail banking services. In addition, the Corporation's trust company, multi-line insurance company and title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

Management believes that its mission, guiding principles and strategic initiatives produce profitable growth for stockholders. Our vision is to satisfy all the financial needs of our customers, help them succeed financially and be recognized as the premier financial services company in our markets. Our primary strategy to achieve this vision is to increase product usage and focus on providing each customer with all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles.

Management believes it is important to maintain a well controlled environment as we continue to grow our businesses. Sound credit policies are maintained and have resulted in declining nonperforming loans and net charge-offs as a percentage of loans outstanding from the prior year. Interest rate and market risks inherent in our asset and liability balances are managed within prudent ranges, while ensuring

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSSINESS SUMMARY continued

adequate liquidity and funding. Our stockholder value has continued to increase due to customer satisfaction and the balanced way we manage our business risk.

RESULTS OF OPERATIONS

As of December 31, 2004 total assets equaled $3,191,668,000, an increase of $114,856,000 or 3.7 percent over 2003. Of this amount, loans increased $74,548,000 and investments increased $64,738,000. Details of these changes are discussed within the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2003 total assets equaled $3,076,812,000, an increase of $398,125,000 from December 31, 2002. Of this amount, loans increased $349,126,000, investments increased $14,735,000, intangibles, including goodwill, increased $35,506,000 and cash value of life insurance increased by $23,618,000. The addition of Commerce National Bank on March 1, 2003 accounted for $298,702,000 in loan growth, $12,500,000 in investment growth and most of the increase in intangibles.

Absent Commerce National Bank, total loans increased by $50,424,000 in 2003. Positive growth of commercial and industrial and commercial real estate loans of $73,436,000 was mitigated by declines in installment loans and residential real estate loans of $12,166,000 and $9,776,000, respectively.

The Corporation also completed the purchase of $23 million in Bank Owned Life Insurance (BOLI) during May, 2003. The BOLI yield is 8.34 percent on a fully tax equivalent basis, adjustable annually. The tax-free investment was used to offset the cost of current employee benefit programs.

Net income for 2004 totaled $29,411,000, an increase of $1,840,000 or 6.7 percent. The increase was primarily attributable to loan growth and improved credit quality. Diluted earnings per share totaled $1.58, a 5.3 percent increase from $1.50 reported for 2003.

Net income for 2003 totaled $27,571,000, down from $27,836,000 in 2002. The $265,000 decrease was attributable to several factors, including compression of the net interest margin, increased provision for loan losses and increased noninterest expenses. These factors and others are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations. Diluted earnings per share totaled $1.50, a
11.2 percent decrease from $1.69 reported for 2002.

Return on equity totaled 9.49 percent in 2004, 9.39 percent in 2003 and 11.72 percent in 2002. Return on assets totaled .95 percent in 2004, .93 percent in 2003 and 1.16 percent in 2002. Multiple factors impacting the reported financial results are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was 7.50 percent and 7.38 percent at December 31, 2004 and 2003, respectively. In addition, at December 31, 2004, the Corporation had a Tier I risk-based capital ratio of 9.57 percent and total risk-based capital ratio of
11.57 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.86 percent as of December 31, 2004, down from 9.88 percent in 2003. When the Corporation acquires other companies for stock, GAAP capital increases by the entire amount of the purchase price.

The Corporation's tangible capital ratio, defined as total stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled
5.92 percent as of December 31, 2004 up from 5.78 percent in 2003.

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

                                                               December 31,
(Dollars in Thousands)                                     2004         2003
===============================================================================
Average Goodwill.....................................   $  112,281   $  107,232
Average Core Deposit Intangible (CDI)................       22,164       24,393
Average Deferred Tax on CDI..........................       (8,105)      (8,951)
                                                        ----------   ----------
  Intangible Adjustment..............................   $  126,340   $  122,674
                                                        ==========   ==========

Average Stockholders' Equity (GAAP Capital)..........   $  310,004   $  293,603
Intangible Adjustment................................     (126,340)    (122,674)
                                                        ----------   ----------
  Average Tangible Capital...........................   $  183,664   $  170,929
                                                        ==========   ==========

Average Assets.......................................   $3,109,104   $2,960,195
Intangible Adjustment................................     (126,340)    (122,674)
                                                        ----------   ----------
  Average Tangible Assets............................   $2,982,764   $2,837,521
                                                        ==========   ==========

Net Income...........................................   $   29,411   $   27,571
CDI Amortization, net of tax.........................        2,133        2,341
                                                        ----------   ----------
  Tangible Net Income................................   $   31,544   $   29,912
                                                        ==========   ==========

Diluted Earnings per Share...........................   $     1.58   $     1.50
Diluted Tangible Earnings per Share..................   $     1.69   $     1.63

Return on Average GAAP Capital.......................         9.49%        9.39%
Return on Average Tangible Capital...................        17.49%       17.50%

Return on Average Assets.............................         0.95%        0.93%
Return on Average Tangible Assets....................         1.06%        1.05%

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY/PROVISION FOR LOAN LOSSES

The Corporation's primary business focus is middle market commercial and residential real estate, auto and small consumer lending, which results in portfolio diversification. Management ensures that appropriate methods to understand and underwrite risk are utilized. Commercial loans are individually underwritten and judgmentally risk rated. They are periodically monitored and prompt corrective actions are taken on deteriorating loans. Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review primarily provided by an outside accounting firm. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See Critical Accounting Policies)

At December 31, 2004, non-performing loans totaled $19,281,000, a decrease of $7,343,000, as noted in the following table. Loans 90 days past due other than non-accrual and restructured loans decreased by $4,623,000. The amount of non-accrual loans, totaling $15,355,000 at December 31, 2004, will increase or decrease going forward due to portfolio growth, routine problem loans recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower's management.

At December 31, 2004, impaired loans totaled $49,411,000, an increase of $4,639,000 from year end 2003. At December 31, 2004, a specific allowance for losses was not deemed necessary for impaired loans totaling $41,683,000, but a specific allowance of $1,673,000 was recorded for the remaining balance of impaired loans of $7,728,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2004 was $59,568,000. The increase of total impaired loans of $4,639,000 is primarily due to the increase of performing, substandard classified loans, which comprise a portion of the Corporation's total impaired loans. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. For the Corporation, all performing, substandard classified loans are included in the impaired loan total.

At December 31, 2004, the allowance for loan losses was $22,548,000, a decrease of $2,945,000 from year end 2003. As a percent of loans, the allowance was .93 percent at December 31, 2004 and 1.08 percent at December 31, 2003. Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at December 31, 2004. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes, will

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY/PROVISION FOR LOAN LOSSES continued

increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

The provision for loan losses in 2004 was $5,705,000, a decrease of $3,772,000 from $9,477,000 in 2003. The Corporation's allowance for loan losses reflects decreased non-performing loans as noted in the following table and decreased specific reserves, resulting in decreased provision expense.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.

(Dollars in Thousands)                                   December 31,
                                                        2004       2003
=========================================================================

Non-accrual loans ..............................      $ 15,355   $ 19,453

Loans contractually
   past due 90 days or more
   other than non-accruing .....................         1,907      6,530

Restructured loans .............................         2,019        641
                                                      --------   --------

   Total .......................................      $ 19,281   $ 26,624
                                                      ========   ========

The table below represents loan loss experience for the years indicated.

(Dollars in Thousands)                                       2004      2003      2002
======================================================================================
Allowance for loan losses:
    Balance at January 1 ...............................   $25,493   $22,417   $15,141
                                                           -------   -------   -------
    Chargeoffs .........................................    10,901    12,139     8,113
    Recoveries .........................................     2,251     2,011     1,313
                                                           -------   -------   -------
    Net chargeoffs .....................................     8,650    10,128     6,800
    Provision for loan losses ..........................     5,705     9,477     7,174
    Allowance acquired in acquisitions..................               3,727     6,902
                                                           -------   -------   -------
    Balance at December 31 .............................   $22,548   $25,493   $22,417
                                                           =======   =======   =======
   Ratio of net chargeoffs during the period to
     average loans outstanding during the period .......       .37%      .44%      .37%

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

The liquidity of the Corporation is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations as explained in Note 14 to the consolidated financial statements, and access to other funding sources. Liquidity of the Corporation's bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

investment securities, net cash provided by operating activities, and access to other funding sources.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") as a funding source. At December 31, 2004, total borrowings from the FHLB were $223,663,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2004, was $148,451,000.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $416,177,000 at December 31, 2004. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,110,000 at December 31, 2004. In addition, other types of assets-such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year-are sources of liquidity.

In the normal course of business, the Corporation is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation's consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments and commitments under operating leases.

The Corporation provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2004 are as follows:

                                                                 At December 31,
(Dollars in Thousands)                                                2004
================================================================================

Amounts of commitments:
Loan commitments to extend credit ...............................  $  540,087
Standby letters of credit .......................................      22,024
                                                                   ----------
                                                                   $  562,111
                                                                   ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and other borrowing arrangements at December 31, 2004 are as follows:

                                    2005      2006      2007      2008       2009       2010      Total
(Dollars in Thousands)                                                                and after
=========================================================================================================
Operating leases                  $  1,746   $ 1,515   $ 1,145   $   880   $    829   $   2,287  $  8,402
Federal funds purchased             32,550                                                         32,550
Securities sold under
  repurchase agreements             87,152       320                                               87,472
Federal Home Loan Bank Advances     33,477    29,859    24,995    19,306      9,428     106,598   223,663
Subordinated debentures,
  revolving credit lines and
  term loans                         8,250                                               88,956    97,206
                                  --------   -------   -------   -------   --------   ---------  --------
Total                             $163,175   $31,694   $26,140   $20,186   $ 10,257   $ 197,841  $449,293
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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK continued

Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2004, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2004.

(Dollars in Thousands)                                                                 At December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                1-180 DAYS   181-365 DAYS    1-5 YEARS    BEYOND 5 YEARS      TOTAL
====================================================================================================================================
Rate-Sensitive Assets:

   Federal funds sold and interest-bearing deposits ........   $    9,343                                                 $    9,343
   Investment securities ...................................       37,978    $   47,068     $  223,942     $  112,547        421,535
   Loans ...................................................    1,198,089       252,368        831,534        149,427      2,431,418
   Federal Reserve and Federal Home Loan Bank stock ........                                    21,323          1,535         22,858
                                                               ----------    ----------     ----------     ----------     ----------
        Total rate-sensitive assets ........................    1,245,410       299,436      1,076,799        263,509      2,885,154
                                                               ----------    ----------     ----------     ----------     ----------
Rate-Sensitive Liabilities:
   Interest-bearing deposits ...............................    1,411,013       173,153        489,473          3,826      2,077,465
   Securities sold under repurchase agreements .............       87,472                                                     87,472
   Federal Home Loan Bank advances .........................        9,750        21,174         87,664        105,075        223,663
   Subordinated debentures, revolving credit
     lines and term loans ..................................       13,250                                      83,956         97,206
                                                               ----------    ----------     ----------     ----------     ----------
        Total rate-sensitive liabilities ...................    1,521,485       194,327        577,137        192,857      2,485,806
                                                               ----------    ----------     ----------     ----------     ----------

Interest rate sensitivity gap by period ....................   $ (276,075)   $  105,109     $  499,662     $   70,652
Cumulative rate sensitivity gap ............................     (276,075)     (170,966)       328,696        399,348
Cumulative rate sensitivity gap ratio
   at December 31, 2004 ....................................         81.9%         90.0%         114.3%         116.1%
   at December 31, 2003 ....................................         73.6%         83.6%         111.6%         115.1%

The Corporation had a cumulative negative gap of $170,966,000 in the one-year horizon at December 31, 2004, just over 5.4 percent of total assets.

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

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For mortgage-related assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, e.g., savings, money market,

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK continued

NOW and demand deposits reflect management's best estimate of expected future behavior.

The comparative rising and falling scenarios for the period ended December 31, 2005 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended December 31, 2005 are as follows:

Driver Rates            RISING             FALLING
=============================================================
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Two-Year CMT            200                (200)
CD's                    200                 (74)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
=========================================================================
Net Interest Income (Dollars in Thousands)  $109,311  $117,212   $ 97,757

Variance from base                                    $  7,901   $(11,554)

Percent of change from base                                7.2%     (10.6)%

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

Driver Rates            RISING             FALLING
=============================================================
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

                                              BASE     RISING     FALLING
=========================================================================
Net Interest Income (Dollars in Thousands)  $100,873  $102,792   $ 87,217

Variance from base                                    $  1,919   $(13,656)

Percent of change from base                               1.90%    (13.54)%

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

Earnings assets increased approximately $115.7 million during 2004 as compared to 2003. Loans grew by $74.5 million. Positive growth of commercial and industrial and commercial, construction and farmland real estate loans of approximately $178.9 million was mitigated by a $105.3 million decline in residential real estate loans.

Investment securities increased by $64.7 million. The Corporation purchased agency mortgage-backed securities, including ten year amortizing pools and five and seven year mortgage balloon pools. In addition, three to five year tax exempt state and municipal securities and federal agency securities were purchased during 2004.

The table below reflects the earning asset mix for the years 2004 and 2003 (at December 31).

Earning Assets
(Dollars in Millions)                                            December 31,
================================================================================
                                                               2004       2003
                                                             --------   --------
     Federal funds sold and interest-bearing time deposits   $    9.3   $   40.6
     Securities available for sale .......................      416.2      348.9
     Securities held to maturity .........................        5.4        7.9
     Mortgage loans held for sale ........................        3.4        3.0
     Loans ...............................................    2,428.0    2,353.6
     Federal Reserve and Federal Home Loan Bank stock ....       22.9       15.5
                                                             --------   --------
         Total ...........................................   $2,885.2   $2,769.5
                                                             ========   ========

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (repurchase agreements; Federal Home Loan Bank advances; subordinated debentures, revolving credit lines and term loans; and other borrowed funds) based on year-end levels at December 31, 2004 and 2003.

(Dollars in Millions)                                      December 31,
                                                       2004           2003
                                                    ----------     ----------
Deposits ........................................   $  2,408.2     $  2,362.1
Federal funds purchased..........................         32.6
Securities sold under repurchase agreements......         87.5           71.1
Federal Home Loan Bank advances .................        223.7          212.8
Subordinated debentures, revolving credit lines
   and term loans................................         97.2           97.8
Other borrowed funds ............................                         1.5

The Corporation has continued to leverage its capital position with Federal Home Loan Bank advances, as well as repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "LIQUIDITY" and "INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK".

NET INTEREST INCOME

Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The following table reflects the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME continued

In 2004, asset yields decreased 26 basis points (FTE) and interest cost decreased 13 basis points, resulting in a 13 basis point (FTE) decrease in net interest income as compared to 2003. Margins remained compressed through the first half of 2004 as the combined first and second quarters net interest margin equaled 3.87 percent. In June 2004, the first of five 25 basis point overnight federal funds rate increases by the Federal Open Market Committee occurred, helping increase the combined third and fourth quarter net interest margin to
3.90 percent. However, the net interest margin for the 2004 fourth quarter declined to 3.85 percent. This was primarily due to the reversal of approximately $340,000 of interest income in the fourth quarter, related to loans placed on non-accrual status and charged-off during the quarter. In addition, the Corporation maintained an average federal funds sold position of approximately $60 million, which generated lower yields.

In 2003, asset yields decreased 85 basis points (FTE) and interest cost decreased 47 basis points, resulting in a 38 basis point (FTE) decrease in net interest income as compared with 2002. The margin compression was primarily a result of a stressed Indiana economy and an interest rate cycle that approximated a 40-year low during 2003.

(Dollars in Thousands)                                          December 31,
                                                      2004          2003          2002
                                                   ----------   -----------    ----------
Net Interest Income..............................  $  105,389   $   103,142    $   92,923

FTE Adjustment...................................  $    3,597   $     3,757    $    3,676

Net Interest Income
  On a Fully Taxable Equivalent Basis............  $  108,986   $   106,899    $   96,599

Average Earning Assets...........................  $2,806,776   $ 2,663,853    $2,198,943

Interest Income (FTE) as a Percent
  of Average Earning Assets......................        5.72%         5.98%         6.83%

Interest Expense as a Percent
  of Average Earning Assets......................        1.84%         1.97%         2.44%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets......................        3.88%         4.01%         4.39%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

OTHER INCOME

The Corporation offers a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

Other income in 2004 amounted to $34,554,000, a 3.8 percent decline from 2003. The decrease of $1,348,000 is primarily attributable to the following factors:

      1. Net gains and fees on sales of mortgage loans included in other income decreased by $2,759,000 due to decreased mortgage volume during 2004.

      2. Life insurance proceeds included in other income was $0 for 2004 compared to $535,000 for 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME continued

      3. Service charges on deposit accounts increased $533,000 or 4.8 percent due to increased number of customer accounts and price adjustments.

      4. Revenues from fiduciary activities increased $896,000 or 13.3 percent due to expansion, market improvements and price adjustments.

Other income in 2003 amounted to $35,902,000 or 32.6 percent higher than in 2002. The increase of $8,825,000 is primarily attributable to the following factors:

      1. Net gains and fees on sales of mortgage loans included in other income increased by $4,676,000 due to increased mortgage volume during most of 2003.

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

      3. Life insurance proceeds included in other income was $535,000 for 2003, compared to $0 for the same period last year.

      4. Insurance commissions increased by $465,000 or 21.1 percent primarily as a result of the September 6, 2002 acquisition of Stephenson Insurance Services, Inc.

      5. Revenues from fiduciary activities increased $478,000 or 7.6 percent due primarily to the additional fees related to the acquisition of Lafayette.

OTHER EXPENSES

Other expenses represent non-interest operating expenses of the Corporation. Other expenses amounted to $91,642,000 in 2004, an increase of 0.4 percent from the prior year, or $363,000. The following factors account for most of the increase:

      1. Salaries and benefit expense grew $1,995,000 or 4.0 percent, due to normal salary increases and additional salary cost related to the March 1, 2003 acquisition of Commerce National.

      2. Prepayment penalties for early prepayment of FHLB advances totaled $340,000 for 2003 and no such penalties were incurred during 2004.

      3. Investment securities write-downs totaling $615,000 were incurred in 2003, resulting from other-than-temporary losses being recognized on two securities. No investment security write-downs resulting from other-than temporary losses were incurred during 2004.

      4. In 2003, the Corporation incurred $460,000 expense to fund the anticipation of a settlement of a claim. No such expense was incurred during 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER EXPENSES continued

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

      6. Investment securities write-downs totaling $615,000 were incurred in 2003, resulting from other-than-temporary losses being recognized on two securities.

INCOME TAXES

Income tax expense totaled $13,185,000 for 2004, which is an increase of $2,468,000 from 2003. The 2004 increase in tax expense is primarily a result of the increase of the 2004 income before income tax, as compared to 2003.

In addition, the effective tax rates for the periods ending December 31, 2004, 2003 and 2002 were 31.0 percent, 28.0 percent and 33.4 percent, respectively. The effective tax rate has remained lower than the federal statutory income tax rate of 34 percent, primarily due to the Corporation's tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, income generated by subsidiaries domiciled in a state with no state or local income tax, increases in tax exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.

INFLATION

Changing prices of goods, services and capital affect the financial position of every business enterprise. The level of market interest rates and the price of funds loaned or borrowed fluctuate due to changes in the rate of inflation and various other factors, including government monetary policy.

Fluctuating interest rates affect the Corporation's net interest income, loan volume and other operating expenses, such as employee salaries and benefits, reflecting the effects of escalating prices, as well as increased levels of operations and other factors. As the inflation rate increases, the purchasing power of the dollar

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFLATION continued

decreases. Those holding fixed-rate monetary assets incur a loss, while those holding fixed-rate monetary liabilities enjoy a gain. The nature of a financial holding company's operations is such that there will generally be an excess of monetary assets over monetary liabilities, and, thus, a financial holding company will tend to suffer from an increase in the rate of inflation and benefit from a decrease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Merchants Corporation's internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 28, 2005 expressed unqualified opinions on management's assessment and on the effectiveness of the Corporation's internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
January 28, 2005

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(in thousands, except share data)                                                      December 31,
==========================================================================================================
                                                                                   2004           2003
Assets
   Cash and due from banks ................................................     $    69,960    $    77,112
   Federal funds sold .....................................................                         32,415
                                                                                -----------    -----------
   Cash and cash equivalents ..............................................          69,960        109,527
   Interest-bearing time deposits .........................................           9,343          8,141
   Investment securities

      Available for sale ..................................................         416,177        348,860
      Held to maturity (fair value of $5,520 and $8,326) ..................           5,358          7,937
                                                                                -----------    -----------
        Total investment securities .......................................         421,535        356,797
   Mortgage loans held for sale ...........................................           3,367          3,043
   Loans, net of allowance for loan losses of $22,548 and $25,493..........       2,405,503      2,328,010
   Premises and equipment .................................................          38,254         39,639
   Federal Reserve and Federal Home Loan Bank stock .......................          22,858         15,502
   Interest receivable ....................................................          17,318         16,840
   Core deposit intangibles ...............................................          20,669         24,044
   Goodwill................................................................         120,615        118,679
   Cash value of life insurance............................................          42,061         37,927
   Other assets ...........................................................          20,185         18,663
                                                                                -----------    -----------
        Total assets ......................................................     $ 3,191,668    $ 3,076,812
                                                                                ===========    ===========

Liabilities
   Deposits
     Noninterest-bearing ..................................................     $   330,685    $   338,201
     Interest-bearing .....................................................       2,077,465      2,023,900
                                                                                -----------    -----------
       Total deposits .....................................................       2,408,150      2,362,101
   Borrowings .............................................................         440,891        383,170
   Interest payable .......................................................           4,411          4,680
   Other liabilities ......................................................          23,613         22,896
                                                                                -----------    -----------
       Total liabilities ..................................................       2,877,065      2,772,847

Commitments and Contingent Liabilities

Stockholders' equity
   Preferred stock, no-par value
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value
      Authorized -- 50,000,000 shares
      Issued and outstanding -- 18,573,997 and 18,512,834 shares ..........           2,322          2,314
   Additional paid-in capital .............................................         150,862        150,310
   Retained earnings ......................................................         161,459        149,096
   Accumulated other comprehensive income (loss)...........................             (40)         2,245
                                                                                -----------    -----------
        Total stockholders' equity ........................................         314,603        303,965
                                                                                -----------    -----------
        Total liabilities and stockholders' equity ........................     $ 3,191,668    $ 3,076,812
                                                                                ===========    ===========

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income

(in thousands, except share data)                                       Year Ended December 31,
====================================================================================================
                                                                     2004         2003        2002
Interest income
   Loans receivable
     Taxable ................................................      $139,953     $141,236    $129,279
     Tax exempt .............................................           581          707         638
   Investment securities
     Taxable ................................................         8,371        6,105       9,086
     Tax exempt .............................................         6,098        6,270       6,190
   Federal funds sold .......................................           165          487         557
   Deposits with financial institutions .....................           555           76         197
   Federal Reserve and Federal Home Loan Bank stock .........         1,251          649         735
                                                                   --------     --------    --------
       Total interest income ................................       156,974      155,530     146,682
                                                                   --------     --------    --------
Interest expense
   Deposits .................................................        33,844       34,858      39,700
   Securities sold under repurchase agreements ..............           517        1,521       2,060
   Federal Home Loan Bank advances ..........................         9,777        9,439       8,166
   Subordinated debentures, revolving
     credit and term loans ..................................         6,784        6,161       3,756
   Other borrowings .........................................           663          409          77
                                                                   --------     --------    --------
        Total interest expense ..............................        51,585       52,388      53,759
                                                                   --------     --------    --------
Net interest income .........................................       105,389      103,142      92,923
   Provision for loan losses ................................         5,705        9,477       7,174
                                                                   --------     --------    --------

Net interest income after provision for loan losses .........        99,684       93,665      85,749
                                                                   --------     --------    --------
Other income
   Fiduciary activities .....................................         7,632        6,736       6,258
   Service charges on deposit accounts ......................        11,638       11,105       9,330
   Other customer fees ......................................         4,083        4,124       3,918
   Net realized gains on

     sales of available-for-sale securities .................         1,188          950         739
   Commission income ........................................         3,088        2,668       2,203
   Earnings on cash surrender value

     of life insurance ......................................         1,798        1,347         689
   Net gains and fees on sales of loans .....................         3,629        6,388       1,712
   Other income .............................................         1,498        2,584       2,228
                                                                   --------     --------    --------
        Total other income ..................................        34,554       35,902      27,077
                                                                   --------     --------    --------

Other expenses
   Salaries and employee benefits ...........................        52,479       50,484      39,150
   Net occupancy expenses ...................................         5,308        4,894       3,632
   Equipment expenses .......................................         7,665        8,073       6,709
   Marketing expenses........................................         1,709        1,797       1,495
   Outside data processing fees .............................         4,920        4,118       3,664
   Printing and office supplies .............................         1,580        1,706       1,597
   Core deposit amortization.................................         3,375        3,704       2,589
   Other expenses ...........................................        14,606       16,503      12,173
                                                                   --------     --------    --------
        Total other expenses ................................        91,642       91,279      71,009
                                                                   --------     --------    --------

Income before income tax ....................................        42,596       38,288      41,817
   Income tax expense .......................................        13,185       10,717      13,981
                                                                   --------     --------    --------
Net income ..................................................      $ 29,411     $ 27,571    $ 27,836
                                                                   ========     ========    ========

Net income per share:
   Basic ....................................................      $   1.59     $   1.51    $   1.70
   Diluted ..................................................          1.58         1.50        1.69

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income

Year Ended December 31,
 (in thousands)                                                                              2004            2003          2002
==================================================================================================================================
Net income ............................................................................    $  29,411       $ 27,571      $  27,836
                                                                                           ---------       --------      ---------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale:
     Unrealized holding gains (losses) arising during the period,
     net of income tax (expense) benefit of $1,199, $1,465, and $(2,426)...............       (1,799)        (2,197)         3,639
     Less: Reclassification adjustment for gains included in net income,
       net of income tax expenses of $(475), $(380), and $(296)........................          713            570            443
  Unrealized loss on pension minimum funding liability:
     Unrealized loss arising during the period,
     net of income tax benefit of $150, $357, and $879 ................................         (227)          (536)        (1,318)
                                                                                           ---------       --------      ---------
                                                                                              (2,285)        (2,231)         1,878
                                                                                           ---------       --------      ---------
  COMPREHENSIVE INCOME                                                                     $  27,126       $ 25,340      $  29,714
                                                                                           =========       ========      =========


Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------------
                                                        COMMON STOCK
                                                  ----------------------     ADDITIONAL    RETAINED   ACCUMULATED OTHER
                                                     SHARES       AMOUNT   PAID-IN CAPITAL EARNINGS      COMPREHENSIVE     TOTAL
                                                                                                         INCOME (LOSS)
                                                  -----------    --------  --------------- ---------   ----------------- ---------
Balances, January 1, 2002                          12,670,307    $  1,584      $ 50,642    $ 124,304       $  2,598      $ 179,128
  Net income for 2002..........................                                               27,836                        27,836
  Cash dividends ($.86 per share)..............                                              (13,995)                      (13,995)
  Other comprehensive income (loss),
     net of tax ...............................                                                               1,878          1,878
  Stock issued under employee benefit plans ...        35,613           4           654                                        658
  Stock issued under dividend reinvestment
     and stock purchase plan ..................        28,487           5           946                                        951
  Stock options exercised .....................        49,689           6           488                                        494
  Stock redeemed ..............................      (148,405)        (20)       (4,313)                                    (4,333)
  Issuance of stock related to acquisitions....     2,912,869         364        68,183                                     68,547
  Five percent (5%) stock dividend.............       774,188          97           (97)
  Cash paid in lieu of fractional shares.......                                                  (35)                          (35)
                                                  -----------    --------      --------    ---------       --------      ---------
Balances, December 31, 2002                        16,322,748       2,040       116,503      138,110          4,476        261,129
  Net income for 2003..........................                                               27,571                        27,571
  Cash dividends ($.90 per share)..............                                              (16,557)                      (16,557)
  Other comprehensive income (loss),
     net of tax ...............................                                                              (2,231)        (2,231)
  Stock issued under employee benefit plans ...        39,747           5           814                                        819
  Stock issued under dividend reinvestment
     and stock purchase plan ..................        48,168           6         1,218                                      1,224
  Stock options exercised .....................        66,513           8         1,183                                      1,191
  Stock redeemed ..............................       (17,915)         (2)         (486)                                      (488)
  Issuance of stock related to acquisition.....     1,173,996         147        31,188                                     31,335
  Five percent (5%) stock dividend.............       879,577         110          (110)
  Cash paid in lieu of fractional shares.......                                                  (28)                          (28)
                                                  -----------    --------      --------    ---------       --------      ---------
Balances, December 31, 2003                        18,512,834       2,314       150,310      149,096          2,245        303,965
  Net income for 2004..........................                                               29,411                        29,411
  Cash dividends ($.92 per share)..............                                              (17,048)                      (17,048)
  Other comprehensive income (loss),
     net of tax ...............................                                                              (2,285)        (2,285)
  Stock issued under employee benefit plans ...        45,267           6           897                                        903
  Stock issued under dividend reinvestment
     and stock purchase plan ..................        50,799           6         1,272                                      1,278
  Stock options exercised .....................        90,338          11         1,393                                      1,404
  Stock redeemed ..............................      (193,789)        (24)       (4,702)                                    (4,726)
  Issuance of stock related to acquisition.....        68,548           9         1,692                                      1,701
                                                  -----------    --------      --------    ---------       --------      ---------
Balances, December 31, 2004                        18,573,997    $  2,322      $150,862    $ 161,459       $    (40)     $ 314,603
                                                  ===========    ========      ========    =========       ========      =========

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

===============================================================================================================
                                                                                  Year Ended December 31,
(in thousands, except share data)                                             2004         2003         2002
===============================================================================================================
Operating activities:
   Net income .........................................................     $  29,411    $  27,571    $  27,836
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses ........................................         5,705        9,477        7,174
     Depreciation and amortization.....................................         5,064        4,769        4,273
     Mortgage loans originated for sale ...............................       (83,313)    (212,243)    (140,584)
     Proceeds from sales of mortgage loans ............................        82,989      230,745      126,905
     Net change in

         Interest receivable ..........................................          (478)       1,368          763
         Interest payable .............................................          (269)      (1,695)      (1,318)
     Other adjustments ................................................           842        5,677       (7,354)
                                                                            ---------    ---------    ---------
         Net cash provided by operating activities ....................        39,951       65,669       17,695
                                                                            ---------    ---------    ---------

Investing activities:
   Net change in interest-bearing deposits ............................        (1,202)      (4,573)      10,729
   Purchases of
     Securities available for sale ....................................      (214,393)    (260,467)    (182,511)
   Proceeds from maturities of
     Securities available for sale ....................................       116,294      174,003      164,273
     Securities held to maturity ......................................                                   4,307
   Proceeds from sales of
     Securities available for sale ....................................        32,336       58,245       21,363
   Purchase of Federal Reserve and Federal Home Loan Bank stock                (7,356)      (4,093)       (3,059)
   Net change in loans ................................................       (83,198)     (56,825)    (100,650)
   Net cash paid in acquisition .......................................          (201)      (7,793)     (12,532)
   Other adjustments ..................................................        (6,106)      (2,262)      (2,435)
                                                                            ---------    ---------    ---------
         Net cash used by investing activities.........................     (163,826)    (103,765)    (100,515)
                                                                            ---------    ---------    ---------

Cash flows from financing activities:
   Net change in
     Demand and savings deposits ......................................        89,008       39,400       34,818
     Certificates of deposit and other time deposits ..................       (42,959)      14,476      (26,662)
   Receipt of borrowings ..............................................       181,211       73,303       138,981
   Repayment of borrowings ............................................      (124,763)     (84,755)     (32,047)
   Cash dividends .....................................................       (17,048)     (16,557)     (13,995)
   Stock issued under employee benefit plans ..........................           903          819          658
   Stock issued under dividend reinvestment
     and stock purchase plan ..........................................         1,278        1,224          951
   Stock options exercised ............................................         1,404        1,191          494
   Stock redeemed .....................................................        (4,726)        (488)      (4,333)
   Cash paid in lieu of issuing fractional shares .....................                        (28)         (35)
                                                                            ---------    ---------    ---------
         Net cash provided by activities ..............................        84,308       28,585       98,830
                                                                            ---------    ---------    ---------
Net change in cash and cash equivalents ...............................       (39,567)      (9,511)      16,010
Cash and cash equivalents, beginning of year ..........................       109,527      119,038      103,028
                                                                            ---------    ---------    ---------
Cash and cash equivalents, end of year ................................     $  69,960    $ 109,527    $ 119,038
                                                                            =========    =========    =========
Additional cash flows information:

   Interest paid .......................................................    $  51,854    $  53,727    $  53,228
   Income tax paid .....................................................       10,501       13,952       14,313

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation ("Corporation"), and its wholly owned subsidiaries, First Merchants Bank, N.A. ("First Merchants"), The Madison Community Bank, N.A. ("Madison"), First United Bank, N.A. ("First United"), The Randolph County Bank, N.A. ("Randolph County"), The Union County National Bank ("Union National"), First National Bank ("First National"), Decatur Bank and Trust Company, N.A. ("Decatur"), Frances Slocum Bank & Trust Company, N.A. ("Frances Slocum"), Lafayette Bank and Trust Company, N.A. ("Lafayette"), and Commerce National Bank ("Commerce National"), (collectively the "Banks"), Merchants Trust Company, National Association ("MTC"), First Merchants Insurance Services, Inc. ("FMIS"), First Merchants Reinsurance Company ("FMRC"), Indiana Title Insurance Company ("ITIC") and CNBC Retirement Services, Inc. ("CRS, Inc."), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below. Effective January 1, 2005, Union National was merged into Randolph County, and the name of the continuing institution is United Communities National Bank.

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

The Corporation is a financial holding company whose principal activity is the ownership and management of the Banks and operates in a single significant business segment. The Banks operate under national bank charters and provide full banking services, including trust services. As national banks, the Banks are subject to the regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

The Banks generate commercial, mortgage, and consumer loans and receive deposits from customers located primarily in north-central and east-central Indiana and Butler, Franklin and Hamilton counties in Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets and business assets.

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

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

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

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

GOODWILL is maintained by applying the provisions of SFAS No. 142. Goodwill is reviewed for impairment annually in accordance with this statement with any loss recognized through the income statement, at that time.

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

APB No. 25 requires compensation expense for stock options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of the grant. Accordingly, the Corporation recognized compensation expense of $12,000 in 2003 and $23,000 in 2002, related to specific grants in which the market price exceeded the exercise price. For all remaining grants, no stock-based employee compensation cost is reflected in net income, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   Year Ended December 31
                                                  2004       2003      2002
                                                ----------------------------
Net income, as reported ......................  $29,411    $27,571   $27,836
Add:  Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes ...........................                  12        23
Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ...............   (1,083)    (1,034)   (1,029)
                                                -------    -------   -------
Pro forma net income                            $28,328    $26,549   $26,830
                                                =======    =======   =======

Earnings per share:
   Basic - as reported .......................  $  1.59    $  1.51   $  1.70
   Basic - pro forma .........................  $  1.53    $  1.46   $  1.64
   Diluted - as reported .....................  $  1.58    $  1.50   $  1.69
   Diluted - pro forma .......................  $  1.52    $  1.45   $  1.63

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year.

NOTE 2

BUSINESS COMBINATIONS

Effective October 15, 2004, the Corporation acquired Mangas Agencies, Inc., which was merged into FMIS, a wholly-owned subsidiary of the Corporation. The Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

BUSINESS COMBINATIONS continued

issued 68,548 shares of its common stock at a cost of $24.80 per share to complete the transaction. The acquisition was deemed to be an immaterial acquisition.

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

                                                   Year Ended
                                                  December 31,
                                               2003        2002
                                             --------    --------

      Net Interest Income...........         $104,797    $102,641

      Net Income....................           23,601      29,454

      Per Share - combined:
         Basic Net Income...........             1.28        1.67
         Diluted Net Income.........             1.27        1.66

Effective January 1, 2003, the Corporation formed MTC, a wholly-owned subsidiary of the Corporation, through a capital contribution totaling approximately $2,038,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

BUSINESS COMBINATIONS continued

On January 1, 2003, MTC purchased the trust operations of First Merchants, First National and Lafayette for a fair value acquisition price of $20,687,000. MTC united the trust and asset management services of all affiliate banks of the Corporation. All intercompany transactions related to this purchase by MTC have been eliminated in the consolidated financial statements of the Corporation.

Effective September 6, 2002, the Corporation acquired Stephenson Insurance Service, Inc., which was merged into FMIS, a wholly-owned subsidiary of the Corporation. The Corporation issued 38,090 shares of its common stock at a cost of $26.16 per share to complete the transaction. This acquisition was deemed to be an immaterial acquisition.

On April 1, 2002, the Corporation acquired 100 percent of the outstanding stock of Lafayette Bancorporation, the holding company of Lafayette, which is located in Lafayette, Indiana. Lafayette is a national chartered bank with branches located in central Indiana. Lafayette Bancorporation was merged into the Corporation, and Lafayette maintained its bank charter as a subsidiary of First Merchants Corporation. The Corporation issued approximately 3,057,298 shares of its common stock at a cost of $21.30 per share and approximately $50,867,000 in cash to complete the transaction. As a result of the acquisition, the Corporation has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $115,978,000, including goodwill of $57,893,000 none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $16,052,000 were recognized and are being amortized over 10 years using the 150 percent declining balance method.

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

                                           Year Ended
                                          December 31,
                                              2002
                                          ------------
Net Interest Income ....................  $     98,855

Net Income .............................        28,016
Per share - combined:
  Basic Net Income .....................          1.16
  Diluted Net Income ...................          1.60

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

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004, was $4,397,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES

---------------------------------------------------------------------------------------------------------
                                                                       GROSS        GROSS
                                                        AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                           COST        GAINS        LOSSES       VALUE
=========================================================================================================
Available for sale at December 31, 2004
   U.S. Treasury ....................................   $    1,745                $        1   $    1,744
   Federal agencies .................................       65,325   $       73          332       65,066
   State and municipal ..............................      150,284        5,243           82      155,445
   Mortgage-backed securities .......................      183,200          485        1,980      181,705
   Other asset-backed securities ....................           18                                     18
   Marketable equity securities .....................       12,191            8                    12,199
                                                        ----------   ----------   ----------   ----------
      Total available for sale ......................      412,763        5,809        2,395      416,177
                                                        ----------   ----------   ----------   ----------

Held to maturity at December 31, 2004
   State and municipal ..............................        5,306          162                     5,468
   Mortgage-backed securities .......................           52                                     52
                                                        ----------   ----------   ----------   ----------
      Total held to maturity ........................        5,358          162                     5,520
                                                        ----------   ----------   ----------   ----------
      Total investment securities ...................   $  418,121   $    5,971   $    2,395   $  421,697
                                                        ==========   ==========   ==========   ==========

Available for sale at December 31, 2003
   U.S. Treasury ....................................   $    1,498                             $    1,498
   Federal agencies .................................       38,290   $      523   $       52       38,761
   State and municipal ..............................      118,794        6,932           86      125,640
   Mortgage-backed securities .......................      174,208          813        1,817      173,204
   Corporate obligations ............................          500           16                       516
   Marketable equity securities .....................        9,237            4                     9,241
                                                        ----------   ----------   ----------   ----------
      Total available for sale ......................      342,527        8,288        1,955      348,860
                                                        ----------   ----------   ----------   ----------

Held to maturity at December 31, 2003
   State and municipal ..............................        7,860          389                     8,249
   Mortgage-backed securities .......................           77                                     77
                                                        ----------   ----------   ----------   ----------
      Total held to maturity ........................        7,937          389                     8,326
                                                        ----------   ----------   ----------   ----------
      Total investment securities ...................   $  350,464   $    8,677   $    1,955   $  357,186
                                                        ==========   ==========   ==========   ==========

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The historical cost of these investments totaled $192,366,000 and $102,973,000 at December 31, 2004 and 2003,
respectively. Total fair value of these investments was $189,971,000 and $101,018,000, which is approximately 45.1 and 28.3 percent of the Corporation's available-for-sale and held-to-maturity investment portfolio at December 31, 2004 and 2003, respectively. These declines primarily resulted from recent increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

                                                             Less than 12              12 Months or                  Total
                                                                Months                    Longer
                                                        ---------------------------------------------------------------------------
                                                                       GROSS                     GROSS                     GROSS
                                                           FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                                          VALUE        LOSSES       VALUE        LOSSES       VALUE        LOSSES
                                                        ---------------------------------------------------------------------------
Temporarily impaired investment
   securities at December 31, 2004:
U.S. Treasury .......................................   $    1,496   $       (1)                            $    1,496   $       (1)
Federal agencies ....................................       46,227         (303)  $    1,472   $      (29)      47,699         (332)
State and municipal .................................        2,976          (20)       1,094          (62)       4,070          (82)
Mortgage-backed securities ..........................      109,213       (1,129)      27,493         (851)     136,706       (1,980)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Total temporarily impaired investment securities .   $  159,912   $   (1,453)  $   30,059   $     (942)    $189,971   $   (2,395)
                                                        ==========   ==========   ==========   ==========   ==========   ==========

                                                             Less than 12              12 Months or                  Total
                                                                Months                    Longer
                                                        ---------------------------------------------------------------------------
                                                                       GROSS                     GROSS                     GROSS
                                                           FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                                          VALUE        LOSSES       VALUE        LOSSES       VALUE        LOSSES
                                                        ---------------------------------------------------------------------------
Temporarily impaired investment
   securities at December 31, 2003:
Federal agencies ....................................   $    7,410   $      (50)  $      747   $       (2)  $    8,157   $      (52)
State and municipal .................................        2,547          (82)         166           (4)       2,713          (86)
Mortgage-backed securities ..........................       90,148       (1,817)                                90,148       (1,817)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Total temporarily impaired investment securities .   $  100,105   $   (1,949)  $      913   $       (6)  $  101,018   $   (1,955)
                                                        ==========   ==========   ==========   ==========   ==========   ==========

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

----------------------------------------------------------------------------------------------------------------
                                                           AVAILABLE FOR SALE              HELD TO MATURITY
                                                       AMORTIZED COST   FAIR VALUE   AMORTIZED COST   FAIR VALUE
================================================================================================================
Maturity distribution at December 31, 2004:
  Due in one year or less............................    $  13,026      $  13,128       $  1,110       $  1,125
  Due after one through five years ..................      129,277        130,362          2,760          2,856
  Due after five through ten years ..................       50,916         53,439            295            328
  Due after ten years ...............................       24,132         25,323          1,141          1,159
                                                         ---------      ---------       --------       --------
                                                           217,351        222,252          5,306          5,468

  Mortgage-backed securities ........................      183,200        181,705             52             52
  Other asset-backed securities .....................           21             21
  Marketable equity securities ......................       12,191         12,199
                                                         ---------      ---------       --------       --------

    Totals ..........................................    $ 412,763      $ 416,177       $  5,358       $  5,520
                                                         =========      =========       ========       ========

Securities with a carrying value of approximately $157,356,000 and $158,474,000 were pledged at December 31, 2004 and 2003 to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2004, 2003 and 2002 were $32,336,000, $58,245,000 and $21,363,000. Gross gains of $1,502,000,
$950,000 and $739,000 in 2004, 2003 and 2002, and gross losses of $314,000 in
2004 were realized on those sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE

                                                                         2004        2003
============================================================================================
Loans at December 31:
  Commercial and industrial loans ..................................  $  462,538  $  443,140
  Agricultural production financing and other loans to farmers .....      98,902      95,048
  Real estate loans:
       Construction ................................................     164,738     149,865
       Commercial and farmland .....................................     709,163     564,578
       Residential .................................................     761,163     866,477
  Individuals' loans for household and other personal expenditures .     198,532     196,093
  Tax-exempt loans .................................................       8,203      16,363
  Other loans ......................................................      24,812      21,939
                                                                      ----------  ----------
                                                                       2,428,051   2,353,503
   Allowance for loan losses........................................     (22,548)    (25,493)
                                                                      ----------  ----------
       Total loans .................................................  $2,405,503  $2,328,010
                                                                      ==========  ==========

                                              2004         2003         2002
===============================================================================
Allowance for loan losses:
   Balance, January 1 ...................  $   25,493   $   22,417   $   15,141
   Allowance acquired in acquisitions                        3,727        6,902
   Provision for losses .................       5,705        9,477        7,174

   Recoveries on loans ..................       2,251        2,011        1,313
   Loans charged off ....................     (10,901)     (12,139)      (8,113)
                                           ----------   ----------   ----------
   Balance, December 31 .................  $   22,548   $   25,493   $   22,417
                                           ==========   ==========   ==========

Information on nonaccruing, contractually past due 90 days or more other than nonaccruing and restructured loans is summarized below:

                                              2004         2003         2002
===============================================================================

At December 31:
Non-accrual loans .......................  $   15,355   $   19,453   $   14,134

Loans contractually past due 90 days
  or more other than nonaccruing ........       1,907        6,530        6,676

Restructured loans ......................       2,019          641        2,508
                                           ----------   ----------   ----------
     Total non-performing loans..........  $   19,281   $   26,624   $   23,318
                                           ==========   ==========   ==========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE continued

Information on impaired loans is summarized below:         2004         2003         2002
============================================================================================
As of, and for the year ending December 31:
   Impaired loans with an allowance .................   $    7,728   $   12,725   $   16,901
   Impaired loans for which the discounted
       cash flows or collateral value exceeds the
       carrying value of the loan ...................       41,683       32,047       27,450
                                                        ----------   ----------   ----------
          Total impaired loans ......................   $   49,411   $   44,772   $   44,351
                                                        ==========   ==========   ==========
   Total impaired loans as a percent
       of total loans ...............................         2.03%        1.90%        2.19%

   Allowance for impaired loans (included in the
       Corporation's allowance for loan losses) .....   $    1,673   $    5,728   $    7,299
   Average balance of impaired loans ................       59,568       50,245       49,663
   Interest income recognized on impaired loans .....        4,166        3,259        3,656
   Cash basis interest included above ...............        3,029        2,714        2,344

NOTE 6

PREMISES AND EQUIPMENT

                                                           2004         2003
===============================================================================
Cost at December 31:
   Land .............................................   $    8,281   $    7,463
   Buildings and leasehold improvements .............       40,520       40,308
   Equipment ........................................       38,852       38,777
                                                        ----------   ----------
       Total cost ...................................       87,653       86,548
   Accumulated depreciation and amortization ........      (49,399)     (46,909)
                                                        ----------   ----------
       Net ..........................................   $   38,254   $   39,639
                                                        ==========   ==========

The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities. Total lease expense for 2004, 2003 and 2002 was $2,151,000, $1,629,000 and $1,027,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2004, expiring at various dates through the year 2013 are as follows for the years ending December 31:

====================================================
2005  .....................................  $ 1,746
2006  .....................................    1,515
2007  .....................................    1,145
2008  .....................................      880
2009  .....................................      829
After 2009 ................................    2,287
                                             -------
Total future minimum obligations             $ 8,402
                                             =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 7

GOODWILL

The changes in the carrying amount of goodwill at December 31 are noted below. No impairment loss was recorded in 2004 and 2003.

                                                           2004         2003
===============================================================================

Balance, January 1 ..................................   $  118,679   $   87,640
Goodwill acquired ...................................        1,900       30,291
Adjustments to previously
  acquired goodwill .................................           36          748
                                                        ----------   ----------
Balance, December 31 ................................   $  120,615   $  118,679
                                                        ==========   ==========

NOTE 8

CORE DEPOSIT INTANGIBLES

The carrying basis and accumulated amortization of recognized core deposit intangibles at December 31 were:

                                                           2004         2003
===============================================================================

Gross carrying amount ...............................   $   31,073   $   31,073
Accumulated amortization ............................      (10,404)      (7,029)
                                                        ----------   ----------
   Core deposit intangibles .........................   $   20,669   $   24,044
                                                        ==========   ==========

Amortization expense for the years ended December 31, 2004, 2003 and 2002, was $3,375,000, $3,704,000 and $2,571,000, respectively. Estimated amortization expense for each of the following five years is:

2005 .....................................   $  3,065
2006 .....................................      3,013
2007 .....................................      3,013
2008 .....................................      3,013
2009 .....................................      3,013
After 2009 ...............................      5,552
                                             --------
                                             $ 20,669
                                             ========

NOTE 9

DEPOSITS

                                                           2004         2003
===============================================================================
Deposits at December 31:

   Demand deposits ..................................   $  703,989   $  706,202
   Savings deposits .................................      634,132      643,328
   Certificates and other time deposits
     of $100,000 or more ............................      258,362      279,810
   Other certificates and time deposits .............      811,667      732,761
                                                        ----------   ----------
       Total deposits ...............................   $2,408,150   $2,362,101
                                                        ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

DEPOSITS continued

=====================================================
Certificates and other time deposits maturing in years ending December 31:

2005 ....................................  $  608,607
2006 ....................................     214,577
2007 ....................................     168,394
2008 ....................................      47,572
2009 ....................................      27,009
After 2009 ..............................       3,870
                                           ----------
                                           $1,070,029
                                           ==========

NOTE 10

BORROWINGS

                                                           2004         2003
===============================================================================
Borrowings at December 31:
   Federal funds purchased ..........................   $   32,550
   Securities sold under repurchase agreements ......       87,472   $   71,095
   Federal Home Loan Bank advances ..................      223,663      212,779
   Subordinated debentures, revolving credit
     lines and term loans ...........................       97,206       97,782
   Other borrowed funds..............................                     1,514
                                                        ----------   ----------
       Total borrowings .............................   $  440,891   $  383,170
                                                        ==========   ==========

Securities sold under repurchase agreements consist of obligations of the Banks to other parties. The obligations are secured by U.S. Treasury, Federal agency obligations and corporate asset-backed securities. The maximum amount of outstanding agreements at any month-end during 2004 and 2003 totaled $87,472,000 and $74,969,000, and the average of such agreements totaled $62,669,000 and $70,354,000 during 2004 and 2003.

Maturities of securities sold under repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans as of December 31, 2004, are as follows:

                                                                                               SUBORDENATED DEBENTURES
                                            SECURITIES SOLD UNDER       FEDERAL HOME LOAN      REVOLOVING CREDIT LINES
                                            REPURCHASE AGREEMENTS         BANK ADVANCES            AND TERM LOANS
----------------------------------------------------------------------------------------------------------------------

                                                   AMOUNT                    AMOUNT                    AMOUNT
======================================================================================================================
Maturities in years ending December 31:

      2005 ..............................         $ 87,152                  $  33,477                 $  8,250
      2006 ..............................              320                     29,859
      2007 ..............................                                      24,995
      2008 ..............................                                      19,306
      2009 ..............................                                       9,428
      After 2009 ........................                                     106,598                   88,956
                                                  --------                  ---------                 --------
             Total ......................         $ 87,472                  $ 223,663                 $ 97,206
                                                  ========                  =========                 ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

BORROWINGS continued

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans and all otherwise unpledged investment securities in an amount equal to at least 160 percent of these advances. Advances are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2004, was $148,451,000.

Subordinated Debentures, Revolving Credit Lines and Term Loans. Three borrowings were outstanding on December 31, 2004, for $97,206,000.

      o First Merchants Capital Trust I. The subordinated debenture, entered into on April 12, 2002, for $54,832,000 will mature on June 20, 2032. The Corporation may redeem the debenture no earlier than June 30, 2007, subject to the prior approval of the Federal Reserve, as required by law or regulation. Interest is fixed at 8.75 percent and payable on March 31, June 30, September 30 and December 31 of each year.

      o CNBC Statutory Trust I. As part of the March 1, 2003, acquisition of CNBC Bancorp, the Corporation assumed $4,124,000 of a junior subordinated debenture entered into on February 22, 2001. The subordinated debenture of $4, 124,000 will mature on February 22, 2031. Interest is fixed at 10.20 percent and payable on February 22 and August 22 of each year. The Corporation may redeem the debenture, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.10 percent of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System.

      o Lasalle Bank, N.A. The outstanding balance of a Loan and Subordinated Debenture Loan Agreement ("LaSalle Agreement") entered into with LaSalle Bank, N.A. on March 25, 2003 for $38,250,000. The LaSalle Agreement includes three credit facilities:

              o The Term Loan of $5,000,000 matures on March 25, 2010. Interest is calculated at a floating rate equal to the lender's prime rate or LIBOR plus 1.50 percent. The Term Loan is secured by 100 percent of the common stock of First Merchants Bank, N.A. and 100 percent of the common stock of Lafayette Bank and Trust Company, N.A. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

              o The Revolving Loan had a balance of $8,250,000 at December 31, 2004. Interest is payable quarterly based on LIBOR plus 1 percent. Principal and interest are due on or before March 23,2005. The total principal amount outstanding at any one time may not exceed $20,000,000. The Revolving Loan is secured by 100 percent of the common stock of First Merchants Bank, N.A. and 100 percent of the common stock of Lafayette Bank and Trust Company, N.A. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

BORROWINGS continued

                  asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

              o The Subordinated Debenture of $25,000,000 matures on March 25, 2010. Interest is calculated at a floating rate equal to, at the Corporation's option, either the lender's prime rate or LIBOR plus 2.50 percent. The Subordinated Debenture is treated as Tier 2 Capital for regulatory capital purposes.

NOTE 11

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $113,344,000, $105,865,000 and $90,346,000 at December 31, 2004, 2003 and 2002. The amount of capitalized servicing assets is considered immaterial.

NOTE 12

INCOME TAX

                                                                        2004         2003         2002
=========================================================================================================
Income tax expense for the year ended December 31:
  Currently payable:
     Federal .....................................................   $   11,934   $    9,475   $   11,869
     State .......................................................        1,772        1,569        2,615
  Deferred:
     Federal .....................................................         (615)        (597)        (446)
     State .......................................................           94          270          (57)
                                                                     ----------   ----------   ----------
        Total income tax expense .................................   $   13,185   $   10,717   $   13,981
                                                                     ==========   ==========   ==========

Reconciliation of federal statutory to actual tax expense:
     Federal statutory income tax at 34% .........................   $   14,483   $   13,030   $   14,085
     Tax-exempt interest .........................................       (2,098)      (2,198)      (2,006)
     Graduated tax rates .........................................          335          289          355
     Effect of state income taxes ................................        1,178        1,213        1,613
     Earnings on life insurance ..................................         (472)        (512)        (133)
     Tax credits .................................................         (274)        (317)        (293)
     Other .......................................................           33         (788)         360
                                                                     ----------   ----------   ----------
        Actual tax expense .......................................   $   13,185   $   10,717   $   13,981
                                                                     ==========   ==========   ==========

Tax expense applicable to security gains and losses for the years ended December 31, 2004, 2003 and 2002, was $475,000, $380,000, and $296,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 12

INCOME TAX continued

A cumulative net deferred tax liability is included in the consolidated balance sheets. The components of the net liability are as follows:

                                                                        2004         2003
============================================================================================
Deferred tax liability at December 31:
Assets:
   Differences in accounting for loan losses .....................   $    9,438   $   11,305
   Deferred compensation .........................................        2,707        2,514
   State income tax ..............................................          524           18
   Other .........................................................          222          135
                                                                     ----------   ----------
       Total assets ..............................................       12,891       13,972
                                                                     ----------   ----------
Liabilities:
   Differences in depreciation methods ...........................        3,469        3,061
   Differences in accounting for loans and securities ............        8,181        9,905
   Differences in accounting for loan fees .......................          628          715
   Differences in accounting for pensions
     and other employee benefits .................................          339          861
   State income tax ..............................................
   Net unrealized gain on securities available for sale...........        2,220        2,123
   Other .........................................................        1,317        1,102
                                                                     ----------   ----------
       Total liabilities .........................................       16,154       17,767
                                                                     ----------   ----------
       Net deferred tax liability ................................   $   (3,263)  $   (3,795)
                                                                     ==========   ==========

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

Financial instruments whose contract amount represents credit risk as of December 31, were as follows:

                             2004                2003
                           ---------           ---------
Commitments
to extend credit           $ 540,087           $ 481,771

Standby letters
of credit                     22,024              25,242

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 13

COMMITMENTS AND CONTINGENT LIABILITIES continued

include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

NOTE 14

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2004, First Merchants, Union National, First National and Frances Slocum had no retained net profits available for 2005 dividends to the Corporation without prior regulatory approval. The amount at December 31, 2004, available for 2005 dividends from Madison, First United, Randolph County, Decatur, Lafayette and Commerce National to the Corporation totaled $3,937,000, $238,000, $927,000, $17,000, $2,807,000 and $3,164,000, respectively.

Total stockholders' equity for all subsidiaries at December 31, 2004, was $393,772,000, of which $370,668,000 was restricted from dividend distribution to the Corporation.

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

On August 15, 2003 and August 13 2002, the Board of Directors of the Corporation declared a five percent (5%) stock dividend on its outstanding common shares. The new shares were distributed on September 12, 2003 and September 13, 2002, to holders of record on August 29, 2003 and August 30, 2002, respectively.

NOTE 15

REGULATORY CAPITAL

The Corporation and Banks are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 15

REGULATORY CAPITAL continued

and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations.

At December 31, 2004, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Corporation and Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. There have been no conditions or events since that notification that management believes have changed this categorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 15

REGULATORY CAPITAL continued

Actual and required capital amounts and ratios are listed below.

                                                                2004                                        2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      REQUIRED FOR                                REQUIRED FOR
                                                    ACTUAL         ADEQUATE CAPITAL (1)          ACTUAL        ADEQUATE CAPITAL (1)
                                                AMOUNT     RATIO     AMOUNT      RATIO      AMOUNT     RATIO     AMOUNT      RATIO
===================================================================================================================================
December 31
Total Capital (1)(to risk-weighted assets)
   Consolidated ......................        $275,786     11.57%  $190,736       8.00%   $266,488     11.60%  $183,793       8.00%
   First Merchants ...................          68,064     11.47     47,474       8.00      67,425     11.08     48,667       8.00
   First United ......................           7,703     11.86      5,196       8.00      21,682     10.71     16,198       8.00
   First United ......................           7,703     11.86      5,196       8.00       6,679     10.95      4,882       8.00
   Randolph County ...................           8,847     11.58      6,111       8.00       8,023     11.20      5,731       8.00
   Union County ......................          16,293     12.00     10,858       8.00      15,679     11.37     11,032       8.00
   First National ....................          10,198     11.42      7,146       8.00      10,643     12.25      6,951       8.00
   Decatur ...........................          11,419     11.62      7,862       8.00      11,273     11.84      7,616       8.00
   Frances Slocum ....................          17,491     12.93     10,825       8.00      18,173     15.19      9,571       8.00
   Lafayette .........................          71,962     11.35     50,701       8.00      70,401     11.32     49,765       8.00
   Commerce National .................          36,829     10.70     27,532       8.00      36,698     12.31     23,851       8.00

Tier I Capital (1)(to risk-weighted assets)
   Consolidated ......................        $228,234      9.57%  $ 95,368       4.00%   $215,995      9.40%  $ 91,896       4.00%
   First Merchants ...................          62,310     10.50     23,737       4.00      59,858      9.84     24,334       4.00
   Madison ...........................          23,671     10.54      8,981       4.00      19,473      9.62      8,099       4.00
   First United ......................           7,100     10.93      2,598       4.00       5,985      9.81      2,441       4.00
   Randolph County ...................           7,998     10.47      3,055       4.00       7,160     10.00      2,865       4.00
   Union County ......................          14,596     10.75      5,429       4.00      14,067     10.20      5,516       4.00
   First National ....................           9,322     10.44      3,573       4.00       9,750     11.22      3,476       4.00
   Decatur ...........................          10,635     10.82      3,931       4.00      10,268     10.79      3,808       4.00
   Frances Slocum.....................          15,793     11.67      5,412       4.00      16,669     13.93      4,785       4.00
   Lafayette .........................          67,028     10.58     25,350       4.00      64,982     10.45     24,883       4.00
   Commerce National .................          27,648      8.03     13,766       4.00      27,472      9.21     11,926       4.00

Tier I Capital (1) (to average assets)
   Consolidated ......................        $228,234      7.50%  $121,711       4.00%   $215,995      7.38%  $117,110       4.00%
   First Merchants ...................          62,310      7.78     32,024       4.00      59,858      7.37     32,475       4.00
   Madison ...........................          23,671      9.01     10,510       4.00      19,473      8.07      9,658       4.00
   First United ......................           7,100      7.68      3,700       4.00       5,985      6.99      3,426       4.00
   Randolph County ...................           7,998      8.42      3,799       4.00       7,160      7.89      3,632       4.00
   Union County ......................          14,596      7.47      7,814       4.00      14,067      7.30      7,709       4.00
   First National ....................           9,322      7.99      4,664       4.00       9,750      8.53      4,571       4.00
   Decatur ...........................          10,635      7.96      5,342       4.00      10,268      7.61      5,400       4.00
   Frances Slocum.....................          15,793      9.58      6,593       4.00      16,669     10.52      6,341       4.00
   Lafayette .........................          67,028      7.94     33,747       4.00      64,982      8.02     32,397       4.00
   Commerce National .................          27,648      7.01     15,785       4.00      27,472      7.78     14,133       4.00

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

The table below sets forth the plans' funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of September 30, 2004 and 2003.

                                                                December 31
                                                              2004       2003
===============================================================================
Change in benefit obligation
     Benefit obligation at beginning of year ............   $ 45,579   $ 44,718
     Service cost .......................................      1,920      1,564
     Interest cost ......................................      2,789      2,617
     Actuarial (gain) loss ..............................      1,917     (1,667)
     Benefits paid ......................................     (1,847)    (1,653)
                                                            --------   --------
     Benefit obligation at end of year ..................     50,358     45,579
                                                            --------   --------
Change in plan assets
     Fair value of plan assets at beginning of year .....     33,940     31,650
     Actual return on plan assets .......................      3,080      3,876
     Benefits paid ......................................     (1,847)    (1,653)
     Employer contributions .............................      3,854         67
                                                            --------   --------
     Fair value of plan assets at end of year ...........     39,027     33,940
                                                            --------   --------
     Unfunded status ....................................    (11,331)   (11,639)
     Unrecognized net actuarial loss.....................     10,944      9,656
     Unrecognized prior service cost ....................      1,697      1,834
     Unrecognized transition asset ......................        (27)      (178)
                                                            --------   --------
     Prepaid benefit cost (liability) ...................      1,283       (327)
     Additional pension liability .......................     (5,416)    (4,924)
                                                            --------   --------
     Net minimum liability...............................   $ (4,133)  $ (5,251)
                                                            ========   ========

Amounts recognized in the balance sheets consist of:
     Prepaid benefit cost (liability) ...................   $  1,283   $   (327)
     Additional pension liability .......................     (5,416)    (4,924)
     Intangible asset ...................................      1,697      1,834
     Deferred taxes .....................................      1,487      1,236
     Accumulated other comprehensive loss ...............      2,232      1,854
                                                            --------   --------
Net amount recognized ...................................   $  1,283   $   (327)
                                                            ========   ========

In January 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Pension Plan (the "Plan"). Employees of the Corporation and certain of its subsidiaries who are participants in the Plan were notified that, on and after March 1, 2005, no additional pension benefits will be earned by employees who have not both attained the age of fifty-five (55) and accrued at least ten (10) years of "Vesting Service". As a result of this action, the Corporation has decided to record a $1,630,000 pension curtailment loss to record previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits." This loss will be recognized and recorded by the Corporation in the first quarter of 2005.

At December 31, 2004 and 2003, the plans' accumulated benefit obligation totaled $43,161,000 and $39,192,000, respectively. Projected future benefit payments in years ending December 31 are as follows:

2005  ................................   $ 1,821
2006  ................................     1,985
2007  ................................     2,136
2008  ................................     2,210
2009  ................................     2,380
2010 to 2014 .........................    15,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

The Corporation's planned and required contributions to its defined-benefit pension plans in 2005 total $564,000. The Corporation's contributions paid to its defined-benefit pension plans in 2004 totaled $3,854,000, of which $2,108,000 was required and $1,746,000 was discretionary.

At September 30, 2004 the plans' assets were allocated 68 percent to equity securities, 28 percent to debt securities, and 4 percent to real estate and other plan assets. The targeted allocation for those categories of plan assets are 40 to 80 percent, 20 to 60 percent and 1 to 15 percent, respectively.

At September 30, 2003 the plans' assets were allocated 67 percent to equity securities, 25 percent to debt securities, and 8 percent to real estate and other plan assets. The targeted allocation for those categories of plan assets are 40 to 80 percent, 20 to 60 percent, and 0 to 15 percent, respectively.

                                                                 2004       2003       2002(1)
==============================================================================================
Pension cost includes the following components:
   Service cost-benefits earned during the year ............    $ 1,920    $ 1,564    $ 1,770
   Interest cost on projected benefit obligation ...........      2,789      2,617      2,202
   Actual (return) loss on plan assets .....................     (3,080)    (3,876)     2,654
   Net amortization and deferral ...........................        614      1,617     (5,674)
                                                                -------    -------    -------
      Total pension cost ...................................    $ 2,243    $ 1,922    $   952
                                                                =======    =======    =======

         (1) Lafayette components are included beginning as of April 1, 2002.

                                                                   2004       2003       2002
==============================================================================================
Assumptions used in the accounting as of December 31 were:
      Discount rate ........................................       6.00%      6.25%      6.75%
      Rate of increase in compensation .....................       4.00%      4.00%      4.00%
      Expected long-term rate of return on assets ..........       8.00%      8.00%      8.14%

The above assumptions used to measure benefit obligations as of the plan's measurement date were the same assumptions used to determine the net benefit cost.

At September 30, 2004 and 2003, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans' investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans' are invested in accordance with the plans' Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

At December 31, 2004, the maturities of the plans' debt securities ranged from 14 days to 6.2 years, with a weighted average maturity of 2.9 years. At December 31, 2003, the maturities of the plans' debt securities ranged from 59 days to
5.6 years, with a weighted average maturity of 2.5 years.

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

The 1999 Long-term Equity Incentive Plan was approved by the Corporation's shareholders at the 1999 annual meeting. The aggregate number of shares that are available for grants under that Plan in any calendar year is equal to the sum of: (a) 1 percent of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year; plus (b) the number of shares that were available for grants, but not granted, under the Plan in any previous year; but in no event will the number of shares available for grants in any calendar year exceed 1.5 percent of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year. Options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. The 1999 Long-term Equity Incentive Plan will expire in 2009.

The table below is a summary of the status of the Corporation's stock option plans and changes in those plans as of and for the years ended December 31, 2004, 2003 and 2002.

Year Ended December 31,                                      2004                        2003                       2002
-----------------------------------------------------------------------------------------------------------------------------------

                                                       WEIGHTED-AVERAGE            WEIGHTED-AVERAGE          WEIGHTED-AVERAGE
      OPTIONS                                      SHARES      EXERCISE PRICE  SHARES     EXERCISE PRICE  SHARES     EXERCISE PRICE
===================================================================================================================================
Outstanding, beginning of year ................     951,509       $ 20.71      842,583       $ 19.89      770,817       $ 17.91
Granted .......................................     185,170         25.60      190,714         23.46      166,760         26.85
Exercised .....................................     (95,899)        15.48      (69,672)        16.93      (71,538)        12.74
Cancelled .....................................     (21,137)        25.36      (12,116)        22.27      (23,456)        22.18
                                                  ---------                    -------                    -------
Outstanding, end of year ......................   1,019,643       $ 22.00      951,509       $ 20.71      842,583       $ 19.89
                                                  =========                    =======                    =======
Options exercisable at year end ...............     693,560                    653,040                    569,758
Weighted-average fair value of
   options granted during the year ............                   $  6.98                    $  5.99                    $  7.47

As of December 31, 2004, other information by exercise price range for options outstanding and exercisable is as follows:

                                OUTSTANDING                                                EXERCISABLE
----------------------------------------------------------------------------      -----------------------------
 EXERCISE PRICE     NUMBER     WEIGHTED-AVERAGE        WEIGHTED-AVERAGE            NUMBER      WEIGHTED-AVERAGE
     RANGE         OF SHARES    EXERCISE PRICE    REMAINING CONTRACTUAL LIFE      OF SHARES     EXERCISE PRICE
===============================================================================================================
$ 12.43 - $19.73     417,854        $17.77                4.1 years                 417,484          $17.77

  20.46 -  25.60     449,631         24.28                7.8 years                 123,963           23.29

  26.29 -  26.93     152,158         26.87                7.2 years                 152,113           26.87
                   ---------                                                        -------
                   1,019,643        $22.00                6.2 years                 693,560          $20.75
                   =========                                                        =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

Although the Corporation has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Corporation had accounted for its employee stock options under that Statement.

The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                     2004           2003           2002
                                    -----          -----          -----

Risk-free interest rates........     4.57%          3.55%          4.78%

Dividend yields.................     3.64%          3.65%          3.63%

Volatility factors of expected
    market price common stock...    30.89%         31.29%         31.02%

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

The 1999 Employee Stock Purchase Plan enabled eligible employees to purchase the Corporation's common stock. A total of 289,406 shares of the Corporation's common stock were initially reserved for issuance pursuant to the plan. The price of the stock to be paid by the employees was determined by the Corporation's compensation committee, but was not less than 85 percent of the lesser of the fair market value of the Corporation's common stock at the beginning or at the end of the offering period. Common stock purchases were made annually and paid through advance payroll deductions of up to 20 percent of eligible compensation. Participants under the plan purchased 45,267 shares in 2004 at $19.94 per share. The fair value on the purchase date was $25.60. The 1999 Employee Stock Purchase Plan expired after the July 1, 2004 purchase of shares.

The Corporation's Employee Stock Purchase Plan is accounted for in accordance with APB No. 25. Although the Corporation has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Corporation had accounted for the purchased shares under that statement. The pro forma disclosures are included in Note 1 to the consolidated financial statements and were estimated using an option pricing model with the following assumptions for 2004, 2003 and 2002, respectively: dividend yield of 3.64, 3.65, and 3.63 percent; an expected life of one year for all years; expected volatility of 30.89, 31.29, and 31.02 percent; and risk-free interest rates of 4.57, 3.55 and 4.78 percent. The fair value of those purchase rights granted in 2004, 2003 and 2002 was $6.38, $4.81 and $10.14 respectively.

The First Merchants Corporation 2004 Employee Stock Purchase Plan was approved by the Corporation's stockholders at their annual meeting on April 22, 2004. The effective date of the Plan was July 1, 2004. Its purpose is to provide eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through annual offerings financed by payroll deductions. A total of 400,000 shares of the Corporation's common stock are reserved for issuance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

pursuant to the plan. The price of the stock to be paid by the employees is determined by the Corporation's compensation committee, but may not be less than 85 percent of the lesser of the fair market value of the Corporation's common stock at the beginning or at the end of the offering period. Common stock purchases are made annually and are paid through advance payroll deductions of up to 20 percent of eligible compensation. At December 31, 2004, $904,000 has been withheld from compensation, plus interest, toward the purchase of shares after June 30, 2005, the end of the annual offering period.

The Corporation maintains retirement savings 401(k) plans in which substantially all employees may participate. The Corporation matches employees' contributions at the rate of 25 to 50 percent for the first 5 to 6 percent of base salary contributed by participants. The Corporations' expense for the plans was $660,000 for 2004, $600,000 for 2003, and $315,000 for 2002.

The Corporation maintains supplemental executive retirement and other nonqualified retirement plans for the benefit of certain directors and officers. Under the plans, the Corporation agrees to pay retirement benefits that are actuarially determined based upon plan participants' compensation amounts and years of service. Accrued benefits payable totaled $ 3,004,000 and $2,511,000 at December 31, 2004 and 2003. Benefit plan expense was $615,000, $485,000 and $436,000 for 2004, 2003 and 2002.

The Corporation maintains post-retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation's health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable. The accrued benefits payable under the plans totaled $1,022,000 and $898,000 at December 31, 2004 and 2003. Post-retirement plan expense totaled $202,000, $240,000 and $19,000 for the years ending December 31, 2004, 2003 and 2002.

NOTE 17

NET INCOME PER SHARE

=================================================================================================================================
Year Ended December 31,                          2004                            2003                           2002
---------------------------------------------------------------------------------------------------------------------------------
                                      WEIGHTED-AVERAGE PER SHARE      WEIGHTED-AVERAGE PER SHARE     WEIGHTED-AVERAGE PER SHARE
                                     INCOME      SHARES     AMOUNT   INCOME      SHARES    AMOUNT   INCOME      SHARES     AMOUNT
=================================================================================================================================
Basic net income per share:
  Net income available to
    common stockholders ..........   $29,411   18,540,451   $ 1.59   $27,571   18,233,855  $ 1.51   $27,836   16,364,788   $ 1.70
                                                            ======                         ======                          ======
Effect of dilutive stock options..                126,826                         137,575                        137,703
                                     -------   ----------            -------   ----------           -------   ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions ......   $29,411   18,667,277   $ 1.58   $27,571   18,371,430  $ 1.50   $27,836   16,502,491   $ 1.69
                                     =======   ==========   ======   =======   ==========  ======   =======   ==========   ======

Options to purchase 320,661, 233,658 and 162,207 shares of common stock with weighted average exercise prices of $24.66, $24.01 and $25.94 at December 31, 2004, 2003 and 2002 were excluded from the computation of diluted net income per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

NET INCOME PER SHARE continued

share because the options exercise price was greater than the average market price of the common stock.

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

NOTE 18

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

OFF-BALANCE SHEET COMMITMENTS

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the Banks' exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                             2004                        2003
-----------------------------------------------------------------------------------------------------------------------
                                                                    CARRYING        FAIR        CARRYING        FAIR
                                                                     AMOUNT        VALUE         AMOUNT        VALUE
=======================================================================================================================
Assets at December 31:
   Cash and cash equivalents ..................................    $   69,960    $   69,960    $  109,527    $  109,527
   Interest-bearing time deposits .............................         9,343         9,343         8,141         8,141
   Investment securities available for sale ...................       416,177       416,177       348,860       348,860
   Investment securities held to maturity .....................         5,358         5,520         7,937         8,326
   Mortgage loans held for sale ...............................         3,367         3,367         3,043         3,043
   Loans ......................................................     2,405,503     2,415,924     2,328,010     2,383,666
   FRB and FHLB stock .........................................        22,858        22,858        15,502        15,502
   Interest receivable ........................................        17,318        17,318        16,840        16,840
   Cash value of life insurance ...............................        42,061        42,061        37,927        37,927

Liabilities at December 31:
   Deposits ...................................................     2,408,150     2,404,595     2,362,101     2,378,669
   Borrowings:
       Federal funds purchased ................................        32,550        32,550
       Securities sold under repurchase agreements ............        87,472        85,136        71,095        71,139
       FHLB advances ..........................................       223,663       234,247       212,779       239,251
       Subordinated debentures, revolving credit
         lines and term loans .................................        97,206       105,139        97,782       103,313
       Other borrowed funds....................................                                     1,514         1,514
   Interest payable ...........................................         4,411         4,411         4,680         4,680

NOTE 19

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEETS

                                                                December 31,
                                                             2004       2003
==============================================================================
Assets
   Cash ..............................................     $    987   $  3,235
   Investment securities available for sale...........        3,500      3,500
   Investment in subsidiaries ........................      401,721    391,241
   Goodwill ..........................................          448        448
   Other assets ......................................       10,039     10,500
                                                           --------   --------
      Total assets ...................................     $416,695   $408,924
                                                           ========   ========
Liabilities
   Borrowings ........................................     $ 97,206   $ 99,550
   Other liabilities .................................        4,886      5,409
                                                           --------   --------
      Total liabilities ..............................      102,092    104,959

Stockholders' equity .................................      314,603    303,965
                                                           --------   --------
      Total liabilities and stockholders' equity .....     $416,695   $408,924
                                                           ========   ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

CONDENSED FINANCIAL INFORMATION (parent company only) continued

CONDENSED STATEMENTS OF INCOME

                                                                                         December 31,
                                                                                  2004       2003       2002
===============================================================================================================
Income
  Dividends from subsidiaries ................................................  $ 28,983   $ 45,445   $  22,720
  Administrative services fees from subsidiaries..............................    13,767     10,849       6,580
  Other income ...............................................................       375        472         535
                                                                                --------   --------   ---------
     Total income ............................................................    43,125     56,766      29,835
                                                                                --------   --------   ---------
Expenses
  Amortization of core deposit intangibles
   and fair value adjustments ................................................        11         26          28
  Interest expense............................................................     6,785      6,463       3,858
  Salaries and employee benefits..............................................    11,240      9,531       7,641
  Net occupancy expenses......................................................     1,481      1,869       1,527
  Equipment expenses..........................................................     2,918      1,955       1,447
  Telephone expenses..........................................................     1,383      1,571       1,543
  Other expenses..............................................................     3,228      3,730       2,767
                                                                                --------   --------   ---------
     Total expenses ..........................................................    27,046     25,145      18,811
                                                                                --------   --------   ---------
Income before income tax benefit and equity in
undistributed income of subsidiaries .........................................    16,079     31,621      11,024
     Income tax benefit ......................................................     4,557      5,577       4,336
                                                                                --------   --------   ---------
Income before equity in undistributed income of subsidiaries .................    20,636     37,198      15,360

   Equity in undistributed (distributions in excess of)
    income of subsidiaries ...................................................     8,775     (9,627)     12,476
                                                                                --------   --------   ---------
Net Income ...................................................................  $ 29,411   $ 27,571   $  27,836
                                                                                ========   ========   =========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
================================================================================================================

                                                                                 2004        2003       2002
================================================================================================================
Operating activities:
   Net income ........................................................          $ 29,411   $ 27,571   $  27,836
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization ....................................................                11         26          28
     Distributions in excess of (equity in undistributed)
       income of subsidiaries ............... ........................            (8,775)    (9,627)    (12,476)
     Net change in:
        Other assets .................................................              (535)     2,406      (6,892)
        Other liabilities ............................................               461         (6)      4,430
                                                                                --------   --------   ---------
           Net cash provided by operating activities .................            20,573     20,370      12,926
                                                                                --------   --------   ---------
Investing activities - Investment in subsidiaries ....................            (2,289)   (25,858)    (51,135)
                                                                                --------   --------   ---------
           Net cash used by investing activities .....................            (2,289)   (25,858)    (51,135)
                                                                                --------   --------   ---------
Financing activities:
   Cash dividends ....................................................           (17,048)   (16,557)    (13,995)
   Borrowings.........................................................             7,251     47,594      55,832
   Repayment of borrowings ...........................................            (9,594)   (29,550)
   Stock issued under employee benefit plans .........................               903        819         658
   Stock issued under dividend reinvestment
     and stock purchase plan .........................................             1,278      1,339         951
   Stock options exercised ...........................................             1,404      1,191         494
   Stock redeemed ....................................................            (4,726)      (489)     (4,333)
   Cash paid in lieu of issuing fractional shares ....................                          (28)        (35)
                                                                                --------   --------   ---------
           Net cash provided (used) by financing activities ..........           (20,532)     4,319      39,572
                                                                                --------   --------   ---------
Net change in cash ...................................................            (2,248)    (1,169)      1,363
Cash, beginning of year ..............................................             3,235      4,404       3,041
                                                                                --------   --------   ---------
Cash, end of year ....................................................          $    987   $  3,235   $   4,404
                                                                                ========   ========   =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2004 and 2003:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                   AVERAGE SHARES OUTSTANDING NET INCOME PER SHARE
   QUARTER           INTEREST   INTEREST  NET INTEREST  PROVISION FOR     NET      -----------------------------------------------
    ENDED             INCOME     EXPENSE     INCOME      LOAN LOSSES     INCOME         BASIC       DILUTED     BASIC   DILUTED
2004:
March ............  $   38,224  $ 12,592  $     25,632  $       1,372   $  6,935      18,518,282   18,645,571   $  .37   $  .37
June .............      38,099    12,252        25,847          1,720      7,355      18,511,190   18,633,301      .40      .40
September.........      39,801    13,009        26,792          1,380      7,653      18,548,041   18,658,459      .41      .41
December..........      40,850    13,732        27,118          1,233      7,468      18,583,492   18,720,802      .41      .40
                    ----------  --------  ------------  -------------   --------                                ------   ------
                    $  156,974  $ 51,585  $    105,389  $       5,705   $ 29,411      18,540,451   18,667,277   $ 1.59   $ 1.58
                    ==========  ========  ============  =============   ========                                ======   ======
2003:
March ............  $   38,981  $ 12,971  $     26,010  $       4,601   $  5,658      17,565,405   17,675,633   $  .32   $  .32
June .............      39,554    13,599        25,955          2,123      8,745      18,392,925   18,519,155      .48      .48
September.........      38,959    13,085        25,874          1,706      7,349      18,466,678   18,622,306      .40      .39
December..........      38,036    12,733        25,303          1,047      5,819      18,497,612   18,666,079      .31      .31
                    ----------  --------  ------------  -------------   --------                                ------   ------
                    $  155,530  $ 52,388  $    103,142  $       9,477   $ 27,571      18,233,855   18,371,400   $ 1.51   $ 1.50
                    ==========  ========  ============  =============   ========                                ======   ======

NOTE 21

ACCOUNTING MATTERS

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires acquired loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for the loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a material impact on the Corporation's results of operations or financial condition.

In March 2004, the Emerging Issues Task Force (EITF) finalized and issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary, requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Corporation for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1, pending the issuance of further implementation guidance. We are currently evaluating the effect of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB's revisions to EITF 03-1, we currently believe the adoption of EITF 03-1 will not result in a material impact on the Corporation's results of operations or financial condition.

In December, 2004, FASB issued an amendment to SFAS 123 (SFAS 123R), which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

ACCOUNTING MATTERS continued

and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Corporation beginning July 1, 2005. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Corporation may elect to apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, the Corporation may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Corporation will first report compensation cost under SFAS 123R in the third quarter of 2005. For liability-classified awards, the Corporation will initially measure the cost of employee services received in exchange for an award based on its current fair value; the fair value will be remeasured subsequently at each reporting date through the settlement date, and changes in fair value will be recognized as compensation cost. For equity-classified awards, the grant date fair value will be recognized in earnings over the requisite service period. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R, but we currently believe the adoption of SFAS 123R will not result in a material impact on the Corporation's results of operations or financial condition.

ANNUAL MEETING, STOCK PRICE AND DIVIDEND INFORMATION

The 2005 Annual Meeting of Stockholders
of First Merchants Corporation
will be held...

Thursday, April 14, 2005 at 3:30 p.m.

Horizon Convention Center
401 South High Street
Muncie, Indiana

STOCK INFORMATION

                                             PRICE PER SHARE
    QUARTER                             HIGH                  LOW          DIVIDENDS DECLARED(1)
=================================================================================================
                                    2004       2003     2004      2003        2004          2003
                                 -------------------   -----------------   ----------------------
First Quarter  .............     $  26.33   $  23.15   $ 23.50   $ 21.29     $ .23         $ .22
Second Quarter .............        25.88      24.56     22.20     21.72       .23           .22
Third Quarter ..............        25.77      27.25     22.96     23.47       .23           .23
Fourth Quarter .............        29.19      27.22     24.15     25.00       .23           .23

(1) The Liquidity section of Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 14 to Consolidated Financial Statements include discussions regarding dividend restrictions from the bank subsidiaries to the Corporation.

The table above lists per share prices and dividend payments during 2004 and 2003. Prices are as reported by the National Association of Securities Dealers. Automated Quotation - National Market System.

Numbers rounded to nearest cent when applicable.

COMMON STOCK LISTING

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ National Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on January 31, 2005, the number of shares outstanding was 18,578,882. There were 2,975 stockholders of record on that date.

General Stockholder Inquiries

Stockholders and interested investors may obtain information about the Corporation upon written request or by calling:

Mr. Brian Edwards
Shareholder Relations Officer
First Merchants Corporation
P. O. Box 792
Muncie, Indiana 47308-0792
765-741-7278
800-262-4261 Ext. 7278

Stock Transfer Agent and Registrar

American Stock Transfer & Trust Company
59 Maiden Lane, 1st Floor
New York, NY 10038

FORM 10-K, FINANCIAL INFORMATION AND CODE OF ETHICS

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

United Communities National Bank............................U.S.

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

Wabash Valley Holdings, Inc...............................Nevada

Merchants Trust Company, National Association...............U.S.

CNBC Retirement Services, Inc...............................Ohio

CNBC Statutory Trust I...............................Connecticut

                                   EXHIBIT-23
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of First Merchants Corporation (the "Corporation") and the Registration Statements on Form S-8, File Numbers 333-116074, 333-111374, 333-50484, 333-80119 and 333-80117 of our reports dated January 28, 2005, with respect to the consolidated financial statements of the Corporation, the Corporation's management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of the Corporation, all as included in this Annual Report on Form 10-K of the Corporation.


BKD, LLP

Indianapolis, Indiana
March 16, 2005

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

Dated: February 8, 2005

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

                                            /s/ Richard A. Boehning
                                            ------------------------------------
                                                Richard A. Boehning     Director


                                            ------------------------------------
                                                Frank A. Bracken        Director


                                            ------------------------------------
                                                Blaine M. Brownell      Director


                                            /s/ Thomas B. Clark
                                            ------------------------------------
                                                Thomas B. Clark         Director

                                            /s/ Michael L. Cox
                                            ------------------------------------
                                                Michael L. Cox          Director

                                            /s/ Roderick English
                                            ------------------------------------
                                                Roderick English        Director

                                            /s/ Dr. Jo Ann Gora
                                            ------------------------------------
                                                Dr. Jo Ann Gora         Director

                                            /s/ Barry J. Hudson
                                            ------------------------------------
                                                Barry J. Hudson         Director


                                            ------------------------------------
                                                Robert T. Jeffares      Director

                                            /s/ Norman M. Johnson
                                            ------------------------------------
                                                Norman M. Johnson       Director

                                            /s/ Thomas D. McAuliffe
                                            ------------------------------------
                                                Thomas D. McAuliffe     Director

                                            /s/ Charles E. Schalliol
                                            ------------------------------------
                                                Charles E. Schalliol    Director


                                            ------------------------------------
                                                Robert M. Smitson       Director

                                            /s/ Jean L. Wojtowicz
                                            ------------------------------------
                                                Jean L. Wojtowicz       Director

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

                                   FORM 10-K
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Michael L. Cox, President and Chief Executive Officer of First Merchants Corporation, certify that:

1.     I have reviewed this Annual Report on Form 10-K of First Merchants
       Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

       (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

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

Date:  March 16, 2005                   /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

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

                                   FORM 10-K
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Mark K. Hardwick, Senior Vice President and Chief Financial Officer of First Merchants Corporation, certify that:

1.     I have reviewed this Annual Report on Form 10-K of First Merchants
       Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

       (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

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

Date:  March 16, 2005                   /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 16, 2005                    by /s/ Michael L. Cox
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



In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 16, 2005                    by /s/ Mark K. Hardwick
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

                                  EXHIBIT-99.1
             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT
          FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN

EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING
              FIRM'S REPORT FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

The annual financial statements and independent registered public accounting firm's report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending December 31, 2004, will be filed as an amendment to the 2004 Annual Report on Form 10-K.