Form 10-Q
period 2005-03-31
FIRST MERCHANTS CORP
filed 2005-05-10
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

(Address of principal executive offices)                           (Zip code)

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

As of April 30, 2005, there were 18,499,954 outstanding common shares, without par value, of the registrant.

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

 Index to Exhibits............................................................28

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                      March 31,   December 31,
                                                                        2005          2004
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    67,904    $    69,960
  Federal funds sold ............................................        22,075
                                                                    -----------    -----------
    Cash and cash equivalents ...................................        89,979         69,960
  Interest-bearing deposits......................................        10,737          9,343
  Investment securities available for sale ......................       405,510        416,177
  Investment securities held to maturity ........................         4,310          5,358
  Mortgage loans held for sale...................................         3,084          3,367
  Loans, net of allowance for loan losses of $24,488 and $22,548.     2,389,611      2,405,503
  Premises and equipment ........................................        37,525         38,254
  Federal Reserve and Federal Home Loan Bank stock...............        22,883         22,858
  Interest receivable ...........................................        16,606         17,318
  Goodwill ......................................................       120,697        120,615
  Core deposit intangibles ......................................        19,881         20,669
  Cash surrender value of life insurance.........................        42,426         42,061
  Other assets ..................................................        24,337         20,185
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,187,586    $ 3,191,668
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   333,614    $   330,685
    Interest-bearing ............................................     2,118,605      2,077,465
                                                                    -----------    -----------
      Total deposits ............................................     2,452,219      2,408,150
  Borrowings ....................................................       391,193        440,891
  Interest payable ..............................................         5,296          4,411
  Other liabilities..............................................        28,280         23,613
                                                                    -----------    -----------
      Total liabilities .........................................     2,876,988      2,877,065

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,497,462 and 18,573,997 shares....         2,312          2,322
  Additional paid-in capital ....................................       148,347        150,862
  Retained earnings .............................................       163,761        161,459
  Accumulated other comprehensive income (loss)..................        (3,822)           (40)
                                                                    -----------    -----------
      Total stockholders' equity ................................       310,598        314,603
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,187,586    $ 3,191,668
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005        2004
Interest Income:
  Loans receivable
    Taxable ...................................................   $ 36,822    $ 34,227
    Tax exempt ................................................        134         163
  Investment securities
    Taxable ...................................................      2,329       1,949
    Tax exempt ................................................      1,553       1,430
  Federal funds sold ..........................................         27          18
  Deposits with financial institutions ........................        142         109
  Federal Reserve and Federal Home Loan Bank stock ............        308         328
                                                                  --------    --------
    Total interest income .....................................     41,315      38,224
                                                                  --------    --------
Interest expense:
  Deposits ....................................................      9,806       8,190
  Borrowings ..................................................      4,567       4,402
                                                                  --------    --------
    Total interest expense ....................................     14,373      12,592
                                                                  --------    --------
Net Interest Income ...........................................     26,942      25,632
Provision for loan losses .....................................      2,667       1,372
                                                                  --------    --------
Net Interest Income After Provision for Loan Losses ...........     24,275      24,260
                                                                  --------    --------
Other Income:
  Net realized gains on sales of available-for-sale securities.                     37
  Other income ................................................      9,046       8,179
                                                                  --------    --------
Total other income ............................................      9,046       8,216
Total other expenses ..........................................     24,231      22,564
                                                                  --------    --------
Income before income tax ......................................      9,090       9,912
Income tax expense ............................................      2,523       2,977
                                                                  --------    --------
Net Income ....................................................   $  6,567    $  6,935
                                                                  ========    ========


Per share:

    Basic .....................................................        .35         .37
    Diluted ...................................................        .35         .37
    Dividends .................................................        .23         .23


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                 ----------------------
                                                                                    2005         2004
                                                                                 ---------    ---------
Net Income...................................................................... $  6,567     $  6,935

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax benefit (expense) of $2,522, and $(1,438)......................   (3,783)       2,157
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $15 ..........................                    22
                                                                                 ---------    ---------
                                                                                   (3,783)       2,135
                                                                                 ---------    ---------
Comprehensive income ........................................................... $  2,784     $  9,070
                                                                                 =========    =========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2005         2004
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 314,603    $ 303,965

Net income .....................................................       6,567        6,935

Cash dividends .................................................      (4,264)      (4,260)

Other comprehensive income (loss), net of tax...................      (3,783)       2,135

Stock issued under dividend reinvestment and stock purchase plan         335          342

Stock options exercised ........................................         757           95

Stock redeemed .................................................      (3,617)         (65)
                                                                   ---------    ---------

Balances, March 31 .............................................   $ 310,598    $ 309,147
                                                                   =========    =========

   See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      ------------------------------------
                                                                                            2005                2004
                                                                                      ----------------    ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $         6,567     $         6,935
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................            2,667               1,372
    Depreciation and amortization...................................................            2,276               1,288
    Mortgage loans originated for sale..............................................          (12,840)            (25,054)
    Proceeds from sales of mortgage loans...........................................           13,123              24,214
    Change in interest receivable...................................................              712               1,779
    Change in interest payable......................................................              885                (138)
    Other adjustments...............................................................            2,111                (141)
                                                                                      ----------------    ----------------
      Net cash provided by operating activities.....................................           15,501              10,255
                                                                                      ----------------    ----------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................           (1,394)             (2,533)
  Purchases of
    Securities available for sale...................................................          (11,654)            (41,837)
  Proceeds from maturities of
    Securities available for sale...................................................           16,246              19,314
    Securities held to maturity.....................................................            1,048
  Proceeds from sales of
    Securities available for sale...................................................                                4,728
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................              (25)             (6,454)
  Net change in loans...............................................................           13,225              32,994
  Other adjustments.................................................................             (510)               (624)
                                                                                      ----------------    ----------------
      Net cash provided by investing activities.....................................           16,936               5,588
                                                                                      ----------------    ----------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................          (95,211)            (37,002)
    Certificates of deposit and other time deposits.................................          139,280             (11,680)
    Borrowings......................................................................          (49,698)            (12,434)
  Cash dividends....................................................................           (4,264)             (4,260)
  Stock issued under dividend reinvestment and stock purchase plan..................              335                 342
  Stock options exercised...........................................................              757                  95
  Stock redeemed....................................................................           (3,617)                (65)
                                                                                      ----------------    ----------------
      Net cash used by financing activities.........................................          (12,418)            (65,004)
                                                                                      ----------------    ----------------
Net Change in Cash and Cash Equivalents.............................................           20,019             (49,161)
Cash and Cash Equivalents, January 1................................................           69,960             109,527
                                                                                      ----------------    ----------------
Cash and Cash Equivalents, March 31.................................................  $        89,979     $        60,366
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

     The consolidated condensed balance sheet of the Corporation as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission.

     The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year.

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

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2005          2004
                                                                -------------------------
Net income, as reported .....................................   $    6,567    $    6,935
Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................         (276)         (230)
                                                                ----------    ----------
Pro forma net income ........................................   $    6,291    $    6,705
                                                                ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $      .35    $      .37
   Basic - pro forma ........................................          .34           .36
   Diluted - as reported ....................................          .35           .37
   Diluted - pro forma ......................................          .34           .36

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

NOTE 2.  Impact of Accounting Changes

     On April 14, 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statemetns have not yet been issued. The Corporation expects to adopt SFAS No. 123(R) on January 1, 2006.


NOTE 3.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value

Available for sale at March 31, 2005
  U.S. Treasury ....................   $  1,743                         $  1,743
  Federal agencies..................     69,975   $     26   $ (1,391)    68,610
  State and municipal ..............    151,087      3,364       (281)   154,170
  Mortgage-backed securities .......    172,698        256     (4,396)   168,558
  Other asset-backed securities.....         17                               17
  Marketable equity securities......     12,402         10                12,412
                                       --------   --------   --------   --------
      Total available for sale .....    407,922      3,656     (6,068)   405,510
                                       --------   --------   --------   --------


Held to maturity at March 31, 2005
  State and municipal...............      4,262        108                 4,370
  Mortgage-backed securities........         48                               48
                                       --------   --------   --------   --------
      Total held to maturity .......      4,310        108                 4,418
                                       --------   --------   --------   --------
      Total investment securities ..   $412,232   $  3,764   $ (6,068)  $409,928
                                       ========   ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

                                                     Gross       Gross
                                        Amortized  Unrealized  Unrealized   Fair
                                          Cost       Gains       Losses    Value
(Dollars in Thousands)
Available for sale at December 31, 2004
  U.S. Treasury .........................$  1,745             $     (1) $  1,744
  Federal agencies ......................  65,325  $     73       (332)   65,066
  State and municipal ................... 150,284     5,243        (82)  155,445
  Mortgage-backed securities ............ 183,200       485     (1,980)  181,705
  Other asset-backed securities..........      18                             18
  Marketable equity securities ..........  12,191         8               12,199
                                         --------  --------   --------  --------
     Total available for sale ........... 412,763     5,809     (2,395)  416,177
                                         --------  --------   --------  --------

Held to maturity at December 31, 2004
  State and municipal ...................   5,306       162                5,468
  Mortgage-backed securities ............      52                             52
                                         --------  --------   --------  --------
     Total held to maturity .............   5,358       162                5,520
                                         --------  --------   --------  --------
     Total investment securities ........$418,121  $  5,971   $ (2,395) $421,697
                                         ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                      March 31,    December 31,
                                                                                        2005          2004
                                                                                        ----          ----
Loans:
  Commercial and industrial loans ..............................................   $   447,552    $   462,538
  Agricultural production financing and other loans to farmers .................        83,800         98,902
  Real estate loans:
    Construction ...............................................................       170,498        164,738
    Commercial and farmland ....................................................       726,345        709,163
    Residential ................................................................       760,560        761,163
  Individuals' loans for household and other personal expenditures .............       187,552        198,532
  Tax-exempt loans .............................................................        10,592          8,203
  Lease financing receivables, net of unearned income...........................        10,704         11,305
  Other loans ..................................................................        16,496         13,507
                                                                                   -----------    -----------
                                                                                     2,414,099      2,428,051
  Allowance for loan losses.....................................................       (24,488)       (22,548)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,389,611    $ 2,405,503
                                                                                   ===========    ===========

                                                                                      Three Months Ended
                                                                                           March 31,

                                                                                       2005           2004
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    22,548    $    25,493

  Provision for losses .........................................................         2,667          1,372

  Recoveries on loans ..........................................................           222            297

  Loans charged off ............................................................          (949)          (703)
                                                                                   -----------    -----------
  Balances, March 31 ...........................................................   $    24,488    $    26,459
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                March 31,      December 31,
summarized below:                                      2005            2004
================================================================================

Non-accrual loans................................    $ 13,272       $ 15,355

Loans contractually past due 90 days
  or more other than nonaccruing.................       1,948          1,907

Restructured loans...............................         337          2,019
                                                     --------       --------
    Total........................................    $ 15,557       $ 19,281
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Net Income Per Share

                                                                      Three Months Ended March 31,
                                                           2005                                           2004
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    6,567        18,559,664    $     .35      $    6,935        18,518,282    $     .37
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      136,862                                        127,289
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    6,567        18,696,526    $     .35      $    6,935        18,645,571    $     .37
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 152,158 and 234,285 shares for the three months ended March 31, 2005 and 2004 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

     In January 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Pension Plan (the "Plan"). Employees of the Corporation and certain of its subsidiaries who are participants in the Plan were notified that, on and after March 1, 2005, no additional pension benefits will be earned by employees who have not both attained the age of fifty-five (55) and accrued at least ten (10) years of "Vesting Service". As a result of this action, the Corporation has decided to record a $1,630,000 pension curtailment loss to record previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits." This loss was recognized and recorded by the Corporation in the first quarter of 2005.

     The following represents the pension cost for the three months ended March 31, 2005.

                                                                Three Months Ended
                                                                     March 31,
                                                                2005          2004
                                                           --------------------------
Pension Cost
------------
Service cost............................................   $      145    $      550

Interest cost ..........................................          658           698

Expected return on plan assets .........................         (768)         (660)

Amortization of the transition asset....................           (7)          (38)

Amortization of prior service cost......................            1            34

Amortization of the net loss............................           24            88

Curtailment loss........................................        1,630
                                                           ----------    ----------
      Total Pension Cost................................   $    1,683    $      672
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CRITICAL ACCOUNTING POLICIES

      Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Corporation must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Corporation's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Corporation's 2004 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Corporation's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" within the Corporation's 2004 Annual Report.

BUSINESS SUMMARY

      The Corporation is a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 9 affiliate banks with over 70 locations in 17 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

      The Corporation's business activities are currently limited to one significant business segment, which is community banking. The Corporation's financial service affiliates include 9 nationally chartered banks: First Merchants Bank, N.A., The Madison Community Bank, N.A., First United Bank, N.A., United Communities National Bank, First National Bank, Decatur Bank and Trust Company, N.A., Frances Slocum Bank & Trust Company, N.A., Lafayette Bank and Trust Company, N.A. and Commerce National Bank. The banks provide commercial and retail banking services. In addition, the Corporation's trust company, multi-line insurance company and title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

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

      Management believes it is important to maintain a well controlled environment as we continue to grow our businesses. Sound credit policies are maintained and have resulted in declining nonperforming loans and net charge-offs as a percentage of loans outstanding from the prior period. Interest rate and market risks inherent in our asset and liability balances are managed within prudent ranges, while ensuring adequate liquidity and funding. Our stockholder value has continued to increase due to customer satisfaction and the balanced way we manage our business risk.

RESULTS OF OPERATIONS

        Net income for the three months ended March 31, 2005, equaled $6,567,000, compared to $6,935,000 in the same period of 2004. Diluted earnings per share were $.35, a decrease of 5.4 percent from the $.37 reported for the first quarter 2004.

        Annualized returns on average assets and average stockholders' equity for the three months ended March 31, 2005 were .83 percent and 8.33 percent, respectively, compared with .91 percent and 9.05 percent for the same period of 2004.

        The decreases in diluted earning per share, return on average stockholders' equity and return on average assets for the three months ended March 31, 2005, are primarily due to increased provision for loan losses and a pension accounting loss resulting from the curtailment of the accumulation of defined benefits in the Corporation's defined benefit pension plan. These losses were somewhat mitigated by an increase in net interest margin of 2 basis points from the same period in 2004. For further analysis, see the respective sections of Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

CAPITAL

         The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was 7.6 percent at March 31, 2005 and 7.5 percent at year end 2004. In addition, at March 31, 2005, the Corporation had a Tier I risk-based capital ratio of 9.8 percent and total risk-based capital ratio of 11.9 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

         The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.7 percent at March 31, 2005 and 9.9 percent at December 31, 2004. When the Corporation acquires other companies for stock, GAAP capital increases by the entire amount of the purchase price.

         The   Corporation's   tangible   capital   ratio,   defined   as  total
stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled 5.8 percent as of March 31, 2005, down from 5.9 percent as of December 31, 2004.

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

                                               March 31,     December 31,
(Dollars in thousands)                           2005           2004

Average Goodwill ..........................  $   112,281    $   112,281
Average Core Deposit Intangible (CDI) .....       20,152         22,164
Average Deferred Tax on CDI ...............       (7,376)        (8,105)
                                             -----------    -----------
  Intangible Adjustment ...................  $   125,057    $   126,340
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   315,326    $   310,004
Intangible Adjustment .....................     (125,057)      (126,340)
                                             -----------    -----------
  Average Tangible Capital ................  $   190,269    $   183,664
                                             ===========    ===========

Average Assets ............................  $ 3,163,548    $ 3,109,104
Intangible Adjustment .....................     (125,057)      (126,340)
                                             -----------    -----------
  Average Tangible Assets .................  $ 3,038,491    $ 2,982,764
                                             ===========    ===========

Net Income ................................  $     6,567    $    29,411
CDI Amortization, net of tax ..............          497          2,133
                                             -----------    -----------
  Tangible Net Income .....................  $     7,064    $    31,544
                                             ===========    ===========

Diluted Earnings per Share ................  $      0.35    $      1.58
Diluted Tangible Earnings per Share .......  $      0.38    $      1.69

Return on Average GAAP Capital ............         8.33%          9.49%
Return on Average Tangible Capital ........        14.85%         17.49%

Return on Average Assets ..................         0.83%          0.95%
Return on Average Tangible Assets .........         0.93%          1.06%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


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

         The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified.

         At  March  31,  2005,  non-performing  loans  totaled   $15,557,000,  a
decrease of $3,724,000 from December 31, 2004, as noted in Note 4. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

         At March 31, 2005, impaired loans totaled $45,232,000, a decrease of $4,179,000 from December 31, 2004. At March 31, 2005, an allowance for losses was not deemed necessary for impaired loans totaling $35,515,000, but an allowance of $2,535,000 was recorded for the remaining balance of impaired loans of $9,717,000 and is included in the Corporation's allowance for loan losses.

         At December 31, 2004, impaired loans totaled $49,411,000. An allowance for losses was not deemed necessary for impaired loans totaling $41,683,000, but an allowance of $1,673,000 was recorded for the remaining balance of impaired loans of $7,728,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2004 was $59,568,000.

         At March 31, 2005, the allowance for loan losses was $24,488,000, an increase of $1,940,000 from year end 2004. As a percent of loans, the allowance was 1.01 percent at March 31, 2005 and .93 percent at December 31, 2004. The allowance for loan losses increased due to additional provisioning, which is discussed below.

      The provision for loan losses for the first three months of 2005 was $2,667,000, an increase of $1,295,000 from $1,372,000 for the same period in 2004. The Corporation's provision for loan losses increased primarily due to a higher historical loan charge-off ratio utilized within the Corporation's allowance for loan losses calculation and due to an increase in the specific reserve for one commercial loan.
                                                                         Page 17

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

      The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank. ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At March 31, 2005, total borrowings from the FHLB were $221,791,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2005, was $132,228,000. At March 31, 2005, the Corporation's revolving line of credit had a balance of $12,588,000 and a remaining borrowing capacity of $7,412,000.

      The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $405,510,000 at March 31, 2005, a decrease of $10,667,000 or 2.6 percent over
December 31, 2004. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,270,000 at March 31, 2005. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

     The  Corporation  provides  customers with off-balance sheet credit support
through   loan   commitments   and   standby   letters  of  credit.   Summarized
credit-related financial instruments at March 31, 2005 are as follows:

                                                                  At March 31,
(Dollars in thousands)                                                2005
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  584,255
Standby letters of credit .......................................     20,554
                                                                  ----------
                                                                  $  604,809
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at March 31, 2005 are as follows:

                                2005       2006       2007       2008       2009      2010       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $  1,311   $  1,515   $  1,144   $    880   $    829   $  2,286   $  7,965
Long-term debt ...........     95,614     42,417     24,995     21,272      9,423    197,471    391,192
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $ 96,925   $ 43,932   $ 26,139   $ 22,152   $ 10,252   $199,757   $399,157
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

         Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2005, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising and falling scenarios for the period ended February 28, 2006 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended February 28, 2006 are as follows:

Driver Rates            RISING             FALLING
=============================================================
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Two-Year CMT            200                (200)
CD's                    200                 (91)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets and liabilities at February 28, 2005. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $114,655  $121,441   $100,057

Variance from base                                    $  6,786   $(14,598)

Percent of change from base                               5.92%    (12.73)%

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

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $109,311  $117,212   $ 97,757

Variance from base                                    $  7,901   $(11,554)

Percent of change from base                                7.2%     (10.6)%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

     The following table presents the earning asset mix as of March 31, 2005, and December 31, 2004.

     Loans decreased approximately $13,952,000 from December 31, 2004 to March 31, 2005, while investment securities decreased by approximately $11,715,000 during the same period. Real estate construction, real estate commercial and farmland and commercial and industrial loans increased approximately $7,956,000 during the first quarter of 2005 as compared to the balances outstanding at December 31, 2004. These increases were mitigated by declines in agricultural loans and loans to individuals of approximately $15,102,000 and $10,980,000 respectively.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                            March 31,             December 31,
                                                                    2005                    2004
---------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing time deposits          $   32,812               $    9,343

Investment securities available for sale ............             405,510                  416,177

Investment securities held to maturity ..............               4,310                    5,358

Mortgage loans held for sale ........................               3,084                    3,367

Loans ...............................................           2,414,099                2,428,051

Federal Reserve and Federal Home Loan Bank stock                   22,883                   22,858
                                                               ----------               ----------

                     Total ..........................          $2,882,698               $2,885,154
                                                               ==========               ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

         The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances and subordinated debentures, revolving credit lines and term loans) based on period ending amounts as of March 31, 2005 and December 31, 2004.

(Dollars in thousands)                               March 31,    December 31,
                                                       2005           2004
                                                    ----------     ----------
Deposits ........................................   $2,452,219     $2,408,150
Federal funds purchased..........................                      32,550
Securities sold under repurchase agreements......       67,887         87,472
Federal Home Loan Bank advances .................      221,791        223,663
Subordinated debentures, revolving credit lines
   and term loans................................      101,514         97,206
                                                    ----------     ----------
                                                    $2,843,411     $2,849,041
                                                    ==========     ==========

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2005 and 2004.

                                                            Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                      2005          2004

Annualized Net Interest Income........................  $  107,768    $  102,528

Annualized FTE Adjustment.............................  $    3,634    $    3,433

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  111,402    $  105,961

Average Earning Assets................................  $2,866,551    $2,739,297

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        5.90%         5.71%

Interest Expense as a Percent
  of Average Earning Assets...........................        2.01%         1.84%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.89%         3.87%


         Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

         Other income in the first quarter of 2005 was $830,000 or 10.1 percent greater than the same quarter of 2004.

Two items primarily account for most of the change:

1. Insurance commissions increased by $551,000, due to the receipt of larger profit sharing payments from insurance underwriters, as compared to the same period in 2004.

2. A cash payment was received of approximately $200,000, related to the Corporation's membership in a credit card network that was merged with another card network.

OTHER EXPENSES

         Total  other  expenses   represent   non-interest   expenses   of   the
Corporation. Total other expenses during the first quarter of 2005 increased from the same quarter of 2004 by $1,667,000 or 7.4 percent.

         The primary reason for the increase is due to a pension accounting loss, totaling approximately $1,630,000, recorded during the first quarter of 2005. The loss resulted from the curtailment of the accumulation of defined benefits in the Corporation's defined benefit pension plan.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

         Income tax expense, for the three months ended March 31, 2005, decreased by $454,000 from the same period in 2004. The effective tax rate was
27.8 and 30.0 percent for the 2005 and 2004 periods.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Unregistered Sales of Equity
         Securities and Use of Proceeds
---------------------------------------------------

         a.  None

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to the Corporation's purchases of its equity securities during the quarter ended March 31, 2005, as follows(1):

                                                                  TOTAL NUMBER OF            MAXIMUM NUMBER OF
                                                              SHARES PURCHASED AS PART      SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE     OF PUBLICLY ANNOUNCED          BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE      PLANS OR PROGRAMS           THE PLANS OR PROGRAMS
      ------            ----------------    --------------    -------------------------    -----------------------
01/01/05 - 01/31/05           3,489(2)          $28.08                    0                            0
02/01/05 - 02/28/05          57,000(3)          $26.35                    0                            0
03/01/05 - 03/31/05          76,841(4)          $26.24                    0                            0

(1) On February 8, 2005, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization expires February 14, 2006.

(2) These shares were purchased in connection with the exercise of certain outstanding options.

(3) These shares were purchased in open-market transactions pursuant to the Board's authorization to repurchase shares.

(4) 74,500 of these shares were purchased in open-market transactions pursuant to the board's authorization to repurchase shares. The remaining 2,341 shares were purchased in connection with the exercise of certain outstanding options.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

         a.  Exhibits

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                10.1            First Merchants Corporation          29
                                Senior Management Incentive
                                Compensation Program, as
                                amended on February 1, 2005

                31.1            Certification of Chief               35
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               36
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           37
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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date  05/10/05                          by /s/ Michael L. Cox
    ---------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date  05/10/05                          by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                10.1            First Merchants Corporation          29
                                Senior Management Incentive
                                Compensation Program, as
                                amended on February 1, 2005

                31.1            Certification of Chief               35
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               36
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           37
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002

                                  EXHIBIT-10.1

                           First Merchants Corporation
                           Senior Management Incentive
                              Compensation Program
                              Adopted May 22, 2000
                            Amended February 1, 2005

I.       Purpose

The Board of Directors of First Merchants Corporation (FMC) has established an executive compensation program, which is designed to provide incentives to executive officers to achieve short-term and long-term corporate strategic management goals, with the ultimate objective of obtaining a superior return on the shareholders' investment. The purpose of the plan is to: (1) incorporate modern incentive plan techniques; (2) incorporate executive retention features; and (3) to closely align the interests of executives with those of shareholders.

II.      Administration

This plan will be administered solely by the Compensation and Human Resources Committee (Committee) of FMC, with supporting documentation and recommendations provided by the Chief Executive Officer (CEO) of FMC. The Committee will annually review the targets for applicability and competitiveness.

The Committee  will have the authority to: (a) modify the formal plan  document;
(b) make the final award determinations; (c) set conditions for eligibility and awards; (d) define extraordinary accounting events in calculating earnings; (e) establish future payout schedules; (f) determine circumstances/causes for which payouts can be withheld; and (g) abolish the plan.

III.     Covered Individuals by Title and Position Description

         A. President and Chief Executive Officer of FMC;
         B. Executive Vice President and Chief Operating Officer of FMC;
         C. Senior Executives of FMC as recommended by CEO;
         D. Affiliate Bank CEOs; and
         E. Non-Bank Affiliate CEOs.

In order to receive an award, a participant must be employed at the time of the award except for conditions of death, disability or retirement.

IV.      Implementation Parameters

         A. The FMC CEO and COO earnings component payouts will be determined by changes in FMC EPS calculated on both a GAAP and "cash basis". When an FMC earnings component is included in the plans of all other participants, it will be based on cash basis EPS growth.

               Payouts to affiliate participants on their respective company earnings component will be determined by changes in "operating earnings" (net income plus or minus non-operating items including goodwill amortization and corporate administrative charges.)

          B. To calculate the payouts under the plan, the prior year payouts will weight at 40% and the current year will weight at 60%.

          C. Affiliate participants' bonus will be determined by a balanced scorecard tailored to each unit incorporating a specific weighting on various operating initiatives as set by the CEO and COO.

          D. Two-thirds (2/3) of the bonus will be paid in cash after approval of the bonus by the Committee following the end of the applicable plan year and one-third (1/3) in deferred stock units payable in January after the end of the second plan year following the plan year for which the deferred stock units were allocated, unless the deferred component is less than $1,000 in which event the entire bonus will be paid in cash. The deferred stock units, when paid, will be paid in cash at a value equal to the fair market value of FMC stock on the December 31 preceding the payment date plus accumulated dividends. Termination for cause or voluntary termination, excluding retirement, death or disability, prior to the payment date will cancel these deferred stock units.

          E. Participants may elect to defer all or part of the cash bonus to be paid at a future time determined by the participant. Such deferral elections must be made no later than November 30 of each year and will be credited quarterly at an interest factor equivalent to the current five-year Treasury bond.

V.       Plan Structure
         All payouts will be determined from the attached schedules of percentage change in EPS (Section VI, B) and ROE attainment (Section VI, C).

         A.       CEO of FMC
                  1.       Target bonus of 45% of base compensation
                  2.       A weighting of % change in:
                           a.       Operating EPS at 40%;
                           b.       Diluted GAAP EPS at 30%; and
                           c.       30% based on a target ROE of 15%
         B.       EVP & COO of FMC
                  1.       Target bonus of 40% of base compensation
                  2.       A weighting of % change in:
                           a.       Operating EPS at 40%;
                           b.       Diluted GAAP EPS at 30%; and
                           c.       30% based on a target ROE of 15%
         C.       SVP of FMC
                  1.       Target bonus of 30% of base compensation.
                  2.       A weighting of % change in:
                           a.       FMC Operating EPS at 70%; and
                           b.       Personal objectives at 30%.
         D.       Senior Officers of FMC
                  1.       Target bonus of 25% of base compensation
                  2.       A weighting of % change in:
                           a.       FMC Operating EPS at 70%; and
                           b.       Personal objectives at 30%
         E.       Division Heads of FMC
                  1.       Target bonus of 15% of base compensation
                  2.       A weighting of % change in:
                           a.       FMC Operating EPS at 70%; and
                           b.       Personal objectives at 30%

         F.       Affiliate Bank CEOs (see attached balanced scorecard schedule)
                  1.       Target bonus of 25% of base compensation
                  2.       A % weighting of:  (to be determined annually by CEO
                           & COO)
                           a.       Balanced scorecard objectives;
                           b.       FMC Operating EPS; and
                           c.       Personal objectives

         G.       Non-Bank Affiliate CEOs
                  1.       Target bonus of 25% of base compensation
                  2.       A weighting of % change in:
                           a. Affiliate revenue growth predetermined by FMC CEO;
                           b. Affiliate operating earnings predetermined by CEO; and
                           c.       Personal objectives

VI.      Supporting Parameters

          A.   Where  individual   components  are  applicable,   they  must  be
               measurable with both beginning points and standard targets cited.

          B. Schedule Determining both Operating earnings and EPS and GAAP earnings and EPS Payouts for Year 2005

                  Operating Earnings % Change*             Payout %
                                    <3%                                   0%
                                     3%                                  30%
                                     4%                                  40%
                                     5%                                  50%
                                     6%                                  60%
                                     7%                                  70%
                                     8%                                  80%
                                     9%                                  90%
                  Target            10%                                 100%
                                    12%                                 120%
                                    14%                                 140%
                                    16%                                 160%
                                    18%                                 180%
                                    20%                                 200%

          *Operating earnings adds back charges for amortization of goodwill and other non-operating expenses as determined by the Committee.

          C.   Schedule ROE Payouts for Year 2005

                      Operating ROE*Payout %
                                  <10%                                   0%
                                   10%                                  10%
                                   11%                                  20%
                                   12%                                  40%
                                   13%                                  60%
                                   14%                                  80%
                 Target            15%                                 100%
                                   16%                                 120%
                                   17%                                 140%
                                   18%                                 160%
                                   19%                                 180%
                                   20%                                 200%

          *Operating earnings adds back charges for amortization of goodwill and other non-operating expenses as determined by the Committee.


          D. Schedule Determining Operating Earnings Payouts for Year 2005 for Non-Bank Affiliates

                     Operating Earnings % Change*                  Payout %
                                  <15%                                  0%
                                   15%                                 30%
                                   20%                                 40%
                                   25%                                 50%
                                   30%                                 60%
                                   35%                                 70%
                                   40%                                 80%
                                   45%                                 90%
                 Target   >50%    100%

          *Operating earnings adds back charges for amortization of goodwill and other non-operating expenses as determined by the Committee.

          E.   Schedule of Participants (referenced in Section III)

                  Section           Group                     Name
                  VII, A            FMC CEO                   Michael L. Cox
                  VII, B            FMC COO                   Roger M. Arwood

                  VII, C            FMC SVP                   Bob Connors
                                                              Kim Ellington
                                                              Mark Hardwick
                                                              Larry R. Helms



                  VII, D            FMC Senior Officers

                  VII, E            FMC Division Heads        Jeff Davis
                                                              Stephan Fluhler
                                                              Phil Fortner
                                                              Chris Hoyt
                                                              Jeff Lorentson
                                                              Gary Marshall
                                                              Pam Miller
                                                              David Ortega
                                                              Bob Rhoades


                  VII, F            Affiliate Bank CEOs       Tony Albrecht
                                                              Mike Baker
                                                              Bob Bell
                                                              Dennis Bieberich
                                                              Jack Demaree
                                                              John Finnerty
                                                              Hal Job
                                                              Jim Meinerding
                                                              Tom McAuliffe
                                                              James Thrash

                  VII, G            Non-Bank Affiliate CEOs   Dan VanTreese

                                  EXHIBIT-31.1

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

Date:  May 10, 2005                     /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

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

Date:  May 10, 2005                     /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  May 10, 2005                      by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark
K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  May 10, 2005                      by /s/ Mark K. Hardwick
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