Form 10-Q
period 2005-06-30
FIRST MERCHANTS CORP
filed 2005-08-09
CIK 712534

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

As of July 20, 2005, there were 18,462,045 outstanding common shares, without par value, of the registrant.

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

 Signatures...................................................................27

 Index to Exhibits............................................................28

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                      June 30,    December 31,
                                                                        2005          2004
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    71,498    $    69,960
  Interest-bearing deposits......................................         9,255          9,343
  Investment securities available for sale ......................       416,758        416,177
  Investment securities held to maturity ........................         3,927          5,358
  Mortgage loans held for sale...................................         1,356          3,367
  Loans, net of allowance for loan losses of $25,091 and $22,548.     2,415,815      2,405,503
  Premises and equipment ........................................        37,240         38,254
  Federal Reserve and Federal Home Loan Bank stock...............        23,054         22,858
  Interest receivable ...........................................        16,950         17,318
  Goodwill ......................................................       120,697        120,615
  Core deposit intangibles ......................................        19,102         20,669
  Cash surrender value of life insurance.........................        42,827         42,061
  Other assets ..................................................        22,819         20,185
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,201,298    $ 3,191,668
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   363,654    $   330,685
    Interest-bearing ............................................     2,040,624      2,077,465
                                                                    -----------    -----------
      Total deposits ............................................     2,404,278      2,408,150
  Borrowings ....................................................       454,400        440,891
  Interest payable ..............................................         5,068          4,411
  Other liabilities..............................................        24,194         23,613
                                                                    -----------    -----------
      Total liabilities .........................................     2,887,940      2,877,065

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,415,725 and 18,573,997 shares....         2,302          2,322
  Additional paid-in capital ....................................       146,057        150,862
  Retained earnings .............................................       167,452        161,459
  Accumulated other comprehensive income (loss)..................        (2,453)           (40)
                                                                    -----------    -----------
      Total stockholders' equity ................................       313,358        314,603
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,201,298    $ 3,191,668
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                     2005        2004         2005         2004
Interest Income:
  Loans receivable
    Taxable ...................................................    $38,831     $34,021     $ 75,653     $ 68,248
    Tax exempt ................................................        189         137          323          300
  Investment securities
    Taxable ...................................................      2,376       2,052        4,705        4,001
    Tax exempt ................................................      1,554       1,420        3,107        2,850
  Federal funds sold ..........................................        112          37          139           55
  Deposits with financial institutions ........................        166         125          308          234
  Federal Reserve and Federal Home Loan Bank stock ............        285         307          593          635
                                                                   -------     -------     --------     --------
    Total interest income .....................................     43,513      38,099       84,828       76,323
                                                                   -------     -------     --------     --------
Interest expense:
  Deposits ....................................................     10,829       7,879       20,535       16,069
  Borrowings ..................................................      4,763       4,373        9,430        8,775
                                                                   -------     -------      -------      -------
    Total interest expense ....................................     15,592      12,252       29,965       24,844
                                                                   -------     -------      -------      -------
Net Interest Income ...........................................     27,921      25,847       54,863       51,479
Provision for loan losses .....................................      1,948       1,720        4,615        3,092
                                                                   -------     -------      -------      -------
Net Interest Income After Provision for Loan Losses ...........     25,973      24,127       50,248       48,387
                                                                   -------     -------      -------      -------
Other Income:
  Net realized gains on sales of available-for-sale securities.          6         363            6          400
  Other income ................................................      8,756       8,893       17,802       17,072
                                                                   -------     -------      -------      -------
Total other income ............................................      8,762       9,256       17,808       17,472
                                                                   -------     -------      -------      -------
Other expenses:
  Salaries and benefits .......................................     13,258      13,059       28,079       26,083
  Other expenses ..............................................      9,941       9,563       19,351       19,103
                                                                   -------     -------      -------      -------
Total other expenses ..........................................     23,199      22,622       47,430       45,186
                                                                   -------     -------      -------      -------
Income before income tax ......................................     11,536      10,761       20,626       20,673
Income tax expense ............................................      3,615       3,406        6,138        6,383
                                                                   -------     -------      -------      -------
Net Income ....................................................    $ 7,921     $ 7,355      $14,488      $14,290
                                                                   =======     =======      =======      =======


Per share:

    Basic .....................................................    $   .43     $   .40      $  .78       $  .77
    Diluted ...................................................        .43         .40         .78          .77
    Dividends .................................................        .23         .23         .46          .46

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended        Six Months Ended
                                                                                         June 30                  June 30
                                                                                 ----------------------    ---------------------
                                                                                    2005         2004        2005         2004
                                                                                 ---------    ---------    ---------    ---------
Net Income...................................................................... $  7,921     $  7,355     $14,488      $14,290

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax (expense) benefit of $(916), $4,183, $1,606 and $2,745.........    1,374       (6,274)     (2,409)      (4,117)
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $2, $145, $2 and $160.........        4          218           4          240
                                                                                 ---------    ---------    ---------    ---------
                                                                                    1,370       (6,492)     (2,413)      (4,357)
                                                                                 ---------    ---------    ---------    ---------
Comprehensive income ........................................................... $  9,291     $    863     $12,075      $ 9,933
                                                                                 =========    =========    =========    =========

See notes to consolidated condensed financial statements

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        2005         2004
                                                                     ---------    ---------
Balances, January 1 .............................................    $ 314,603    $ 303,965

Net income ......................................................       14,488       14,290

Cash dividends ..................................................       (8,495)      (8,510)

Other comprehensive loss, net of tax ............................       (2,413)      (4,357)

Stock issued under dividend reinvestment and stock purchase plans          335          674

Stock options exercised .........................................        1,631          636

Stock redeemed ..................................................       (6,791)      (2,430)
                                                                     ---------    ---------

Balances, June 30 ...............................................    $ 313,358    $ 304,268
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      ----------------------------------
                                                                                            2005               2004
                                                                                      ----------------   ---------------
Cash Flows From Operating Activities:
  Net income........................................................................  $       14,488     $       14,290
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           4,615              3,092
    Depreciation and amortization...................................................           2,463              2,549
    Mortgage loans originated for sale..............................................         (29,737)           (47,746)
    Proceeds from sales of mortgage loans...........................................          31,748             46,788
    Change in interest receivable...................................................             368              1,897
    Change in interest payable......................................................             657               (464)
    Other adjustments...............................................................             474              1,302
                                                                                      ---------------    ---------------
      Net cash provided by operating activities.....................................  $       25,076     $       21,708
                                                                                      ---------------    ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $           88     $      (12,283)
  Purchases of securities available for sale........................................         (44,581)          (126,522)
  Proceeds from maturities of securities available for sale.........................          39,493             44,001
  Proceeds from sales of securities available for sale..............................           1,735             23,180
  Purchase of Federal Reserve and Federal Home Loan Bank Stock......................            (196)            (6,992)
  Net change in loans...............................................................         (14,927)           (14,952)
  Other adjustments.................................................................          (1,467)            (3,830)
                                                                                      ---------------    ---------------
      Net cash used by investing activities.........................................  $      (19,855)    $      (97,398)
                                                                                      ---------------    ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $     (123,516)    $      (26,586)
    Certificates of deposit and other time deposits.................................         119,644             36,594
    Borrowings......................................................................          13,508             38,216
  Cash dividends....................................................................          (8,494)            (8,510)
  Stock issued under dividend reinvestment and stock purchase plans.................             335                674
  Stock options exercised...........................................................           1,631                637
  Stock redeemed....................................................................          (6,791)            (2,430)
                                                                                      ---------------    ---------------
      Net cash provided/(used) by financing activities..............................          (3,683)            38,595
                                                                                      ---------------    ---------------
Net Change in Cash and Cash Equivalents.............................................           1,538            (37,095)
Cash and Cash Equivalents, January 1................................................          69,960            109,527
                                                                                      ---------------    ---------------
Cash and Cash Equivalents, June 30..................................................  $       71,498     $       72,432
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

     The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year.

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

                                                                    Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                     2005          2004         2005          2004
                                                                -------------------------  -------------------------
Net income, as reported .....................................   $    7,921    $    7,355   $   14,488    $   14,290

Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................         (271)         (229)        (547)         (459)
                                                                ----------    ----------   ----------    ----------
Pro forma net income ........................................   $    7,650    $    7,126   $   13,941    $   13,831
                                                                ==========    ==========   ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $      .43    $      .40   $      .78    $      .77
   Basic - pro forma ........................................          .42           .38          .75           .75
   Diluted - as reported ....................................          .43           .40          .78           .77
   Diluted - pro forma ......................................          .41           .38          .75           .74

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

NOTE 2.  Impact of Accounting Changes

     In June 2005, the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value."FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

     FSP  FAS  115-1  will  be  effective  for  other-than-temporary  impairment analysis conducted in periods beginning after September 15, 2005. The Corporation has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Corporation's financial condition or results of operation.

     In April 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statemetns have not yet been issued. The Corporation expects to adopt SFAS No. 123(R) on January 1, 2006.

NOTE 3.  Investment Securities
                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value
Available for sale at June 30, 2005
  U.S. Treasury ....................   $  1,732              $     (1)  $  1,731
  Federal agencies..................     72,443   $     14       (682)    71,775
  State and municipal ..............    156,227      3,614       (243)   159,598
  Mortgage-backed securities .......    176,847        260     (2,839)   174,268
  Other asset-backed securities.....         16                               16
  Marketable equity securities......      9,791                  (421)     9,370
                                       --------   --------   --------   --------
      Total available for sale .....    417,056      3,888     (4,186)   416,758
                                       --------   --------   --------   --------


Held to maturity at June 30, 2005
  State and municipal...............      3,882        148                 4,030
  Mortgage-backed securities........         45                               45
                                       --------   --------   --------   --------
      Total held to maturity .......      3,927        148                 4,075
                                       --------   --------   --------   --------
      Total investment securities ..   $420,983   $  4,036   $ (4,186)  $420,833
                                       ========   ========   ========   ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

                                                     Gross       Gross
                                        Amortized  Unrealized  Unrealized   Fair
                                          Cost       Gains       Losses    Value
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
                                         ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                      June 30,    December 31,
                                                                                        2005          2004
                                                                                        ----          ----
Loans:
  Commercial and industrial loans ..............................................   $   463,002    $   451,227
  Agricultural production financing and other loans to farmers .................        93,274         98,902
  Real estate loans:
    Construction ...............................................................       166,367        164,738
    Commercial and farmland ....................................................       723,099        709,163
    Residential ................................................................       759,003        761,163
  Individuals' loans for household and other personal expenditures .............       182,362        198,532
  Tax-exempt loans .............................................................        14,135          8,203
  Lease financing receivables, net of unearned income...........................        10,533         11,311
  Other loans ..................................................................        29,131         24,812
                                                                                   -----------    -----------
                                                                                     2,440,906      2,428,051
  Allowance for loan losses.....................................................       (25,091)       (22,548)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,415,815    $ 2,405,503
                                                                                   ===========    ===========

                                                                                       Six Months Ended
                                                                                            June 30,

                                                                                       2005           2004
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    22,548    $    25,493

  Provision for losses .........................................................         4,615          3,092

  Recoveries on loans ..........................................................           893            632

  Loans charged off ............................................................        (2,965)        (3,707)
                                                                                   -----------    -----------
  Balances, June 30 ............................................................   $    25,091    $    25,510
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                June 30,      December 31,
summarized below:                                      2005            2004
================================================================================

Non-accrual loans................................    $ 11,626       $ 15,355

Loans contractually past due 90 days
  or more other than nonaccruing.................       3,696          1,907

Restructured loans...............................         531          2,019
                                                     --------       --------
    Total........................................    $ 15,853       $ 19,281
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Net Income Per Share

                                                                     Three Months Ended June 30,
                                                           2005                                           2004
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    7,921        18,435,677    $     .43      $    7,355        18,511,190    $     .40
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      100,460                                        122,111
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    7,921        18,536,137    $     .43      $    7,355        18,633,301    $     .40
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 329,286 and 234,282 shares for the three months ended June 30, 2005 and 2004 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                     Six Months Ended June 30,
                                                           2005                                           2004
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   14,488        18,497,328    $     .78      $   14,290        18,514,716    $     .77
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      116,348                                        130,237
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   14,488        18,613,676    $     .78      $   14,290        18,644,953    $     .77
                                         ==========       ============   ==========     ==========       ============   ==========


Options to purchase 319,256 and 234,283 shares for the six months ended June 30, 2005 and 2004 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

     In January 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Pension Plan (the "Plan"). Employees of the Corporation and certain of its subsidiaries who are participants in the Plan were notified that, on and after March 1, 2005, no additional pension benefits will be earned by employees who have not both attained the age of fifty-five (55) and accrued at least ten (10) years of "Vesting Service". As a result of this action, the Corporation recorded a $1,630,000 pension curtailment loss to record previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits." This loss was recognized and recorded by the Corporation in the first quarter of 2005.

     The following represents the pension cost for the three and six months ended June 30, 2005.

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                                2005          2004             2005          2004
                                                           --------------------------     --------------------------
Pension Cost
------------
Service cost............................................   $      145    $      410       $      290    $      960

Interest cost ..........................................          658           697            1,316         1,394

Expected return on plan assets .........................         (768)         (742)          (1,537)       (1,402)

Amortization of the transition asset....................           (7)          (38)             (14)          (75)

Amortization of prior service cost......................            1            34                3            69

Amortization of the net loss............................           24            88               47           176

Curtailment loss........................................                                       1,630
                                                           ----------    ----------       ----------    ----------
      Total Pension Cost................................   $       53    $      449       $    1,735    $    1,122
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

BUSINESS SUMMARY

      The Corporation is a financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 9 affiliate banks with 68 locations in 17 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

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

RESULTS OF OPERATIONS

        Net income for the three months ended June 30, 2005, equaled $7,921,000, compared to $7,355,000 in the same period of 2004. Diluted earnings per share were $.43, an increase of 7.5 percent from the $.40 reported for the second quarter 2004. The increase in earnings per share is primarily a result of the increase in the net interest margin of 12 basis points from the same period of 2004.

        Net income for the six months ended June 30, 2005, equaled $14,488,000, compared to $14,290,000 during the same period in 2004. Diluted earnings per share were $.78, a 1.3 percent increase from the $.77 reported in 2004.

        Annualized returns on average assets and average stockholders' equity for the three months ended June 30, 2005, were .99 percent and 10.13 percent, respectively, compared with .96 percent and 9.56 percent for the same period of 2004.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

RESULTS OF OPERATIONS  (continued)

        Annualized returns on average assets and average stockholders' equity for the six months ended June 30, 2005 were .91 percent and 9.23 percent, respectively, compared with .93 percent and 9.30 percent for the same period of 2004. The decreases in return on average shareholders' equity and return on average assets for the six months ended June 30, 2005, were primarily due to increased provision for loan losses and a pension accounting loss resulting from the curtailment of the accumulation of defined benefits in the Corporation's defined benefit pension plan. These losses were somewhat mitigated by an increase in net interest margin of 6 basis points from the same period in 2004. For further analysis, see the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL

         The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was 7.6 percent at June 30, 2005 and 7.5 percent at year end 2004. In addition, at June 30, 2005, the Corporation had a Tier I risk-based capital ratio of 9.7 percent and total risk-based capital ratio of 11.8 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

         The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.8 percent at June 30, 2005 and 9.9 percent at December 31, 2004. When the Corporation acquires other companies for stock, GAAP capital increases by the entire amount of the purchase price.

         The   Corporation's   tangible   capital   ratio,   defined   as  total
stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled 5.9 percent as of June 30, 2005, and at December 31, 2004.

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

                                               June 30,     December 31,
(Dollars in thousands)                           2005           2004

Average Goodwill ..........................  $   112,281    $   112,281
Average Core Deposit Intangible (CDI) .....       19,766         22,164
Average Deferred Tax on CDI ...............       (7,236)        (8,105)
                                             -----------    -----------
  Intangible Adjustment ...................  $   124,811    $   126,340
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   313,961    $   310,004
Intangible Adjustment .....................     (124,811)      (126,340)
                                             -----------    -----------
  Average Tangible Capital ................  $   189,150    $   183,664
                                             ===========    ===========

Average Assets ............................  $ 3,178,420    $ 3,109,104
Intangible Adjustment .....................     (124,811)      (126,340)
                                             -----------    -----------
  Average Tangible Assets .................  $ 3,053,609    $ 2,982,764
                                             ===========    ===========

Net Income ................................  $    14,488    $    29,411
CDI Amortization, net of tax ..............          988          2,133
                                             -----------    -----------
  Tangible Net Income .....................  $    15,476    $    31,544
                                             ===========    ===========

Diluted Earnings per Share ................  $      0.78    $      1.58
Diluted Tangible Earnings per Share .......  $      0.83    $      1.69

Return on Average GAAP Capital ............         9.23%          9.49%
Return on Average Tangible Capital ........        16.36%         17.49%

Return on Average Assets ..................         0.91%          0.95%
Return on Average Tangible Assets .........         1.01%          1.06%

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

         At June 30, 2005, non-performing loans totaled $15,853,000, a decrease of $3,428,000 from December 31, 2004, as noted in Note 4. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

         At June 30, 2005, impaired loans totaled $44,885,000, a decrease of $4,526,000 from December 31, 2004. At June 30, 2005, an allowance for losses was not deemed necessary for impaired loans totaling $35,959,000, but an allowance of $3,081,000 was recorded for the remaining balance of impaired loans of $8,925,000 and is included in the Corporation's allowance for loan losses.

         At December 31, 2004, impaired loans totaled $49,411,000. An allowance for losses was not deemed necessary for impaired loans totaling $41,683,000, but an allowance of $1,673,000 was recorded for the remaining balance of impaired loans of $7,728,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2004 was $59,568,000.

         At June 30, 2005, the allowance for loan losses was $25,091,000, an increase of $2,543,000 from year end 2004. As a percent of loans, the allowance was 1.03 percent at June 30, 2005 and .93 percent at December 31, 2004. The allowance for loan losses increased due to additional provision for loan losses expense recorded, which is discussed below.

      The provision for loan losses for the first six months of 2005 was $4,615,000, an increase of $1,523,000 from $3,092,000 for the same period in 2004. The Corporation's provision for loan losses increased primarily due to an increase in the five-year rolling historical loan charge-off ratio utilized within the Corporation's allowance for loan losses calculation.
                                                                         Page 17

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

      The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank. ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At June 30, 2005, total borrowings from the FHLB were $230,558,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2005, was $97,579,000. At June 30, 2005, the Corporation's revolving line of credit had a balance of $16,583,000 and a remaining borrowing capacity of $3,417,000.

      The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $416,758,000 at June 30, 2005, an increase of $581,000 or .4 percent over December 31, 2004. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $90,000 at June 30, 2005. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

     The  Corporation  provides  customers with off-balance sheet credit support
through   loan   commitments   and   standby   letters  of  credit.   Summarized
credit-related financial instruments at June 30, 2005 are as follows:

                                                                   At June 30,
(Dollars in thousands)                                                2005
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  511,145
Standby letters of credit .......................................     22,640
                                                                  ----------
                                                                  $  533,785
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at June 30, 2005 are as follows:

                                2005       2006       2007       2008       2009      2010       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    873   $  1,515   $  1,144   $    880   $    829   $  2,286   $  7,527
Long-term debt ...........    132,503     50,942     32,475     29,178      9,289    199,713    454,100
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $133,376   $ 52,457   $ 33,619   $ 30,058   $ 10,118   $201,999   $461,627
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

         Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2005, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

     The comparative rising and falling scenarios for the period ended May 31, 2006 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended May 31, 2006 are as follows:

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

     Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets and liabilities at May 31, 2005. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $105,476  $109,870   $ 95,533

Variance from base                                    $  4,394   $ (9,943)

Percent of change from base                               4.17%     (9.43)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

     The following table presents the earning asset mix as of June 30, 2005, and December 31, 2004.

     Loans increased approximately $12,855,000 from December 31, 2004 to June 30, 2005, while investment securities decreased by approximately $850,000 during the same period. Real estate construction, real estate commercial and farmland, commercial and industrial loans and other loans increased approximately $37,584,000 during the first six months of 2005 as compared to the balances outstanding at December 31, 2004. These increases were mitigated by declines in agricultural loans, residential real estate loans, leases and loans to individuals of approximately $24,730,000.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                            June 30,              December 31,
                                                                    2005                    2004
----------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing time deposits          $    9,255               $    9,343

Investment securities available for sale ............             416,758                  416,177

Investment securities held to maturity ..............               3,927                    5,358

Mortgage loans held for sale ........................               1,356                    3,367

Loans ...............................................           2,440,906                2,428,051

Federal Reserve and Federal Home Loan Bank stock                   23,054                   22,858
                                                               ----------               ----------

                     Total ..........................          $2,895,256               $2,885,154
                                                               ==========               ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

         The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances and subordinated debentures, revolving credit lines and term loans) based on period ending amounts as of June 30, 2005 and December 31, 2004.

(Dollars in thousands)                               June 30,      December 31,
                                                       2005           2004
                                                    ----------     ----------
Deposits ........................................   $2,404,278     $2,408,150
Federal funds purchased..........................       28,500         32,550
Securities sold under repurchase agreements......       89,803         87,472
Federal Home Loan Bank advances .................      230,558        223,663
Subordinated debentures, revolving credit lines
   and term loans................................      105,539         97,206
                                                    ----------     ----------
                                                    $2,858,678     $2,849,041
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2005 and 2004.

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
(Dollars in Thousands)                                      2005          2004          2005          2004

Annualized Net Interest Income........................  $  111,683    $  103,389    $  109,725    $  102,958

Annualized FTE Adjustment.............................  $    3,753    $    3,352    $    3,694    $    3,292

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  115,435    $  106,741    $  113,419    $  106,250

Average Earning Assets................................  $2,897,984    $2,758,369    $2,882,354    $2,748,832

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        6.14%         5.65%         6.01%         5.68%

Interest Expense as a Percent
  of Average Earning Assets...........................        2.15%         1.78%         2.08%         1.81%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.99%         3.87%         3.93%         3.87%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

         Other income in the second quarter of 2005 was $494,000 or 5.3 percent lower than the same quarter of 2004. Gains on loan sales decreased by $573,000 from the same period in 2004 as stabilizing mortgage rates caused reduced volume from refinancing of mortgage loans.

         Other income in the first six months of 2005 was $336,000 or 1.9 percent higher than the same period of 2004.

Three items primarily account for the change:

1. Insurance commissions increased by $531,000, due to the receipt of larger profit sharing payments from insurance underwriters, as compared to the same period in 2004.

2. A cash payment was received of approximately $200,000, related to the Corporation's membership in a credit card network that was merged with another card network.

3. Gains on loan sales decreased by $697,000 or 32.4 percent from the same period in 2004 as stabilizing mortgage rates caused reduced volume from refinancing of mortgage loans.

OTHER EXPENSES

         Total  other  expenses   represent   non-interest   expenses   of   the
Corporation. Total other expenses during the second quarter of 2005 increased from the second quarter of 2004 by $2,244,000 or 5.0 percent.

Two areas account for most of the change in the first six months:

1. A pension accounting loss, totaling approximately $1,630,000, recorded during the first quarter of 2005. The loss resulted from the curtailment of the accumulation of defined benefits in the Corporation's defined benefit pension plan.

2. In 2004, the Corporation reversed an accrual of $260,000 on a claim that was settled for less than the accrued amount causing a reduction in other expenses in the second quarter of 2004.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

         Income tax expense, for the six months ended June 30, 2005, decreased by $245,000 from the same period in 2004. The effective tax rate was 29.8 and
30.9 percent for the 2005 and 2004 periods.

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

Item 2.  Unregistered Sales of Equity
         Securities and Use of Proceeds
---------------------------------------------------

         a.  None

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to the Corporation's purchases of its equity securities during the quarter ended June 30, 2005, as follows(1):

                                                                                              MAXIMUM NUMBER OF
                                                                   TOTAL NUMBER OF           SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE     SHARES PURCHASED AS PART        BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE    OF BOARD AUTHORIZATION(1)      BOARD AUTHORIZATION(1)
      ------            ----------------    --------------    -------------------------    ------------------------
04/01/05 - 04/30/05          75,000(2)          $25.10                    0                           0
05/01/05 - 05/31/05          50,608(3)          $25.53                    0                           0
06/01/05 - 06/30/05               0                0                      0                           0

(1) On February 8, 2005, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. On June 14, 2005, the Corporation's Board authorized management to repurchase an additional 6,500 shares of the Corporation's Common Stock. These authorizations were not publicly announced and expire February 14, 2006. There were no remaining shares that may yet be purchased pursuant to such authorizations as of June 30, 2005.

(2) These shares were purchased in open-market transactions pursuant to the Board's authorization to repurchase shares.

(3) 50,000 of these shares were purchased in open-market transactions pursuant to the Board's authorization to repurchase shares. The remaining 608 shares were purchased in connection with the exercise of certain outstanding options.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          a. The Annual Meeting of Shareholders of the Corporation was held on April 14, 2005.

          b.  No response is required.

          c.  The following matters were voted on by shareholders:

          i) Election of Directors - The following directors were elected for a term of three years, except for Charles E. Schalliol who was elected for a term of two years.

                                          Vote Count
                              ------------------------------------------------
                                  Vote For       Vote Against   Vote Abstained
                              ----------------  --------------  --------------
     Thomas B. Clark             14,635,384           0            242,675
     Roderick English            14,647,346           0            230,713
     Jo Ann M. Gora              14,576,143           0            301,916
     Charles E. Schalliol        14,668,769           0            209,290
     Jean L. Wojtowicz           14,659,005           0            219,054


          ii) Ratification of the appointment of Registered Independent Public Accounting Firm - BKD, LLP, Indianapolis, Indiana: Votes For - 14,737,725, Votes Against - 40,542, Votes Abstained - 99,791.

          d.  Not applicable.

Item 5.  Other Information
--------------------------

         a.  None

         b.  None

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                10.1            First Merchants Corporation          29
                                Senior Management Incentive
                                Compensation Program, as
                                amended on June 6, 2005

                10.2            First Merchants Corporation
                                Change of Control Agreement
                                with Shawn Blackburn dated
                                May 2, 2005. (Incorporated by
                                reference to registrant's
                                Form 8-K filed on May 4,
                                2005.)

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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date: August 9, 2005                    by /s/ Michael L. Cox
     --------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date: August 9, 2005                    by /s/ Mark K. Hardwick
     --------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                10.1            First Merchants Corporation          29
                                Senior Management Incentive
                                Compensation Program, as
                                amended on June 6, 2005

                10.2            First Merchants Corporation
                                Change of Control Agreement
                                with Shawn Blackburn dated
                                May 2, 2005. (Incorporated by
                                reference to registrant's
                                Form 8-K filed on May 4,
                                2005.)

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
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002

                                  EXHIBIT-10.1

                           First Merchants Corporation
                           Senior Management Incentive
                              Compensation Program
                            Approved February 1, 2005
                              Amended June 6, 2005

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

          D. Two-thirds (2/3) of the bonus will be paid in cash after approval of the bonus by the Committee following the end of the applicable plan year and one-third (1/3) in deferred stock units payable not later than the last day of February after the end of the second plan year following the plan year for which the deferred stock units were allocated, unless the deferred component is less than $1,000 in which event the entire bonus will be paid in cash. The deferred stock units, when paid, will be paid in cash at a value equal to the fair market value of FMC stock on the December 31 preceding the payment date plus accumulated dividends.
               Termination for cause or voluntary termination, excluding retirement, death or disability, prior to the payment date will cancel these deferred stock units.

          E. Participants may elect to defer all or part of the cash bonus to be paid at a future time determined by the participant. Such deferral elections must be made no later than June 30 of each year and will be credited quarterly at an interest factor equivalent to the current five-year Treasury bond.

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

Date: August 9, 2005                    /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

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

Date: August 9, 2005                    /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  August 9, 2005                    by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark
K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  August 9, 2005                    by /s/ Mark K. Hardwick
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