Form 10-K/A
period 2004-12-31
FIRST MERCHANTS CORP
filed 2005-10-26
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                                                   Part of Form 10-K
    Documents                                   Into Which Incorporated

Portions of the Registrant's Annual         Part I (Item 1)
Report to Shareholders for the year
ended December 31, 2004                     Part II (Items 5, 6, 7, 7A, and 8)

Portions of the Registrant's                Part III (Items 10 through 14)
Definitive Proxy Statement for
Annual Meeting of Shareholders
to be held April 14, 2005

                           FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2004:

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


                                         FIRST MERCHANTS CORPORATION
                                          (Registrant)


                                         By /s/Mark K. Hardwick
                                         ___________________________
                                         Mark K. Hardwick
                                         Chief Financial Officer

Date:  October 26, 2005

                                   EXHIBIT 23


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File Number 33-28900) of our report dated September 1, 2005, on the audit of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (2004) for the three year period ended June 30, 2005.


[OBJECT OMITTED]

BKD, LLP
Indianapolis, Indiana
                                        October 24, 2005

                                   EXHIBIT 28





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 11-K


                   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





                     For the fiscal year ended June 30, 2005





                           FIRST MERCHANTS CORPORATION
                       EMPLOYEE STOCK PURCHASE PLAN (2004)
                            (Full title of the plan)





                           FIRST MERCHANTS CORPORATION
          (Name of issuer of the securities held pursuant to the plan)





                             200 East Jackson Street
                              Muncie, Indiana 47305
                     (Address of principal executive office)

             Report of Independent Registered Public Accounting Firm


Compensation Committee of the
    Board of Directors
First Merchants Corporation
Muncie, Indiana


We have audited the accompanying statements of financial condition of the First Merchants Corporation Employee Stock Purchase Plan (2004) (formerly, the 1999
Plan) as of June 30, 2005 and 2004, and the related statements of income and changes in plan equity for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the First Merchants Corporation Employee Stock Purchase Plan (2004) (formerly, the 1999 Plan) as of June 30, 2005 and 2004, and the results of its operations for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


BKD, LLP


Indianapolis, Indiana
September 1, 2005

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)

                        Statements of Financial Condition
                             June 30, 2005 and 2004


Assets

                                                                                     2005               2004
                                                                             ----------------------------------------

      Investments - interest-bearing deposits                                  $        918,138    $        907,998


  Plan Equity                                                                  $        918,138    $        907,998



See Notes to Financial Statements

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)

                 Statements of Income and Changes in Plan Equity
                    Years Ended June 30, 2005, 2004 and 2003

                                                                 2005                2004               2003
                                                          -----------------------------------------------------------

      Investment income - interest                          $         10,727   $         10,352    $          7,646

      Participant contributions                                      993,138            956,912             888,315

                                                                   1,003,865            967,264             895,961


      Withdrawals and terminations paid in cash                       91,101             63,930              72,424

      Purchase and distribution of stock                             902,624            819,656             658,467

                                                                     993,725            883,586             730,891


      Income and changes in Plan equity for the year                  10,140             83,678             165,070


      Plan equity at beginning of year                               907,998            824,320             659,250


      Plan equity at end of year                            $        918,138   $        907,998    $        824,320



See Notes to Financial Statements

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)

                          Notes to Financial Statements
                             June 30, 2005 and 2004



Note 1:  Summary of Significant Accounting Policies


     Organization - The Plan was originally adopted by the Board of Directors of First Merchants Corporation (Corporation) in February 1989, and commenced operations in July 1989. Effective July 1, 1994, the Plan was amended by the adoption of the 1994 Employee Stock Purchase Plan (1994
     Plan), and effective July 1, 1999, amended again by the adoption of the 1999 Employee Stock Purchase Plan (1999 Plan). The 1999 Plan was adopted by the Board of Directors of the Corporation in February 1999 and approved by Corporation stockholders in April 1999. In December 2003, the Compensation Committee of the Board of Directors approved a new Plan that was approved by Corporation stockholders in April 2004 to be effective July 1, 2004. A total of 400,000 shares of the Corporation's common stock are to be reserved for issuance pursuant to the 2004 Plan. The purpose of the Plan is to provide eligible employees of the Corporation and participating subsidiaries the opportunity to purchase Corporation common stock through annual offerings financed by payroll deductions.


     Investments,  consisting  of  interest-bearing   deposit   accounts   at  a
     subsidiary of the Corporation, are carried at cost which approximates current value.



Note 2:  General Information


     The Plan provides for the purchase of up to 400,000 shares of the Corporation's common stock by eligible employees through a maximum of five offerings of twelve month durations. Prior to each offering period, eligible employees elect to have up to 20 percent of their compensation deducted from their pay and accumulated with interest until the end of that offering period, but not to exceed $25,000 per offering period.


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


     In July 2005 and 2004, the Corporation issued 43,238 and 45,267 shares of its common stock for the offering period ended June 30, 2005 and 2004, at $21.12 and $19.94 per share.


     At June 30, 2005 and 2004, the Plan had 463 and 478 participants.

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)

                          Notes to Financial Statements
                             June 30, 2005 and 2004





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