Form 10-Q
period 2005-09-30
FIRST MERCHANTS CORP
filed 2005-11-09
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 17, 2005, there were 18,508,305 outstanding common shares, without par value, of the registrant.

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

 Signatures...................................................................27

 Index to Exhibits............................................................28

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                   September 30,   December 31,
                                                                        2005          2004
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    81,310    $    69,960
  Interest-bearing deposits......................................        10,708          9,343
  Investment securities available for sale ......................       424,818        416,177
  Investment securities held to maturity ........................        11,976          5,358
  Mortgage loans held for sale...................................         5,026          3,367
  Loans, net of allowance for loan losses of $25,149 and $22,548.     2,418,782      2,405,503
  Premises and equipment ........................................        38,473         38,254
  Federal Reserve and Federal Home Loan Bank stock...............        23,165         22,858
  Interest receivable ...........................................        19,561         17,318
  Goodwill ......................................................       121,266        120,615
  Core deposit intangibles ......................................        18,331         20,669
  Cash surrender value of life insurance.........................        43,230         42,061
  Other assets ..................................................        21,792         20,185
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,238,438    $ 3,191,668
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   346,318    $   330,685
    Interest-bearing ............................................     2,118,975      2,077,465
                                                                    -----------    -----------
      Total deposits ............................................     2,465,293      2,408,150
  Borrowings ....................................................       423,959        440,891
  Interest payable ..............................................         5,643          4,411
  Other liabilities..............................................        25,153         23,613
                                                                    -----------    -----------
      Total liabilities .........................................     2,920,048      2,877,065

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,507,970 and 18,573,997 shares....         2,313          2,322
  Additional paid-in capital ....................................       148,004        150,862
  Retained earnings .............................................       171,419        161,459
  Accumulated other comprehensive income (loss)..................        (3,346)           (40)
                                                                    -----------    -----------
      Total stockholders' equity ................................       318,390        314,603
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,238,438    $ 3,191,668
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                   --------------------    ---------------------
                                                                     2005        2004        2005         2004
                                                                   -------     -------     --------     --------
Interest Income:
  Loans receivable
    Taxable ...................................................    $40,853     $35,342     $116,506     $103,590
    Tax exempt ................................................        160         143          483          443
  Investment securities
    Taxable ...................................................      2,427       2,146        7,132        6,147
    Tax exempt ................................................      1,595       1,679        4,702        4,529
  Federal funds sold ..........................................         51          18          190           73
  Deposits with financial institutions ........................        185         154          493          388
  Federal Reserve and Federal Home Loan Bank stock ............        296         319          889          954
                                                                   -------     -------     --------     --------
    Total interest income .....................................     45,567      39,801      130,395      116,124
                                                                   -------     -------     --------     --------
Interest expense:
  Deposits ....................................................     12,172       8,487       32,707       24,556
  Borrowings ..................................................      5,255       4,522       14,685       13,297
                                                                   -------     -------      -------      -------
    Total interest expense ....................................     17,427      13,009       47,392       37,853
                                                                   -------     -------      -------      -------
Net Interest Income ...........................................     28,140      26,792       83,003       78,271
Provision for loan losses .....................................      1,794       1,380        6,409        4,472
                                                                   -------     -------      -------      -------
Net Interest Income After Provision for Loan Losses ...........     26,346      25,412       76,594       73,799
                                                                   -------     -------      -------      -------
Other Income:
  Net realized gains on sales of available-for-sale securities.         16         332           22          732
  Other income ................................................      8,764       8,079       26,566       25,151
                                                                   -------     -------      -------      -------
Total other income ............................................      8,780       8,411       26,588       25,883
                                                                   -------     -------      -------      -------
Other expenses:
  Salaries and benefits .......................................     13,384      13,087       41,463       39,170
  Other expenses ..............................................      9,917       9,703       29,268       28,806
                                                                   -------     -------      -------      -------
Total other expenses ..........................................     23,301      22,790       70,731       67,976
                                                                   -------     -------      -------      -------
Income before income tax ......................................     11,825      11,033       32,451       31,706
Income tax expense ............................................      3,605       3,380        9,743        9,763
                                                                   -------     -------      -------      -------
Net Income ....................................................    $ 8,220     $ 7,653      $22,708      $21,943
                                                                   =======     =======      =======      =======


Per share:

    Basic .....................................................    $   .45     $   .41      $ 1.23       $ 1.18
    Diluted ...................................................        .44         .41        1.22         1.18
    Dividends .................................................        .23         .23         .69          .69

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended        Nine Months Ended
                                                                                      September 30              September 30
                                                                                 ----------------------    ----------------------
                                                                                    2005         2004        2005         2004
                                                                                 ---------    ---------    ---------    ---------
Net Income...................................................................... $  8,220     $  7,653     $ 22,708     $ 21,943

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax (expense) benefit of $589, $(3,104), $2,195 and $(359).........     (883)       4,656       (3,293)         539
    Less:  Reclassification adjustment for gains included
      in net income, net of income tax expense of $6, $133, $9 and $293.........       10          199           13          439
                                                                                 ---------    ---------    ---------    ---------
                                                                                     (893)       4,457       (3,306)         100
                                                                                 ---------    ---------    ---------    ---------
Comprehensive income ........................................................... $  7,327     $ 12,110     $ 19,402     $ 22,043
                                                                                 =========    =========    =========    =========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       2005         2004
                                                                    ---------    ---------
Balances, January 1 ............................................   $ 314,603    $ 303,965

Net income .....................................................      22,708       21,943

Cash dividends .................................................     (12,748)     (12,777)

Other comprehensive income (loss), net of tax...................      (3,306)         100

Stock issued under employee benefit plans.......................         913          903

Stock issued under dividend reinvestment and stock purchase plan         638          977

Stock options exercised ........................................       2,114          981

Stock redeemed .................................................      (6,970)      (2,430)

Issuance of stock in acquisition................................         438
                                                                   ---------    ---------
Balances, September 30 .........................................   $ 318,390    $ 313,662
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      ----------------------------------
                                                                                            2005               2004
                                                                                      ----------------   ---------------
Cash Flows From Operating Activities:
  Net income........................................................................  $       22,708     $       21,943
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           6,409              4,472
    Depreciation and amortization...................................................           3,829              3,810
    Mortgage loans originated for sale..............................................         (55,065)           (66,111)
    Proceeds from sales of mortgage loans...........................................          53,406             66,439
    Change in interest receivable...................................................          (2,243)              (754)
    Change in interest payable......................................................           1,232              1,026
    Other adjustments...............................................................           3,397              2,557
                                                                                      ---------------    ---------------
      Net cash provided by operating activities.....................................  $       33,673     $       33,382
                                                                                      ---------------    ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $       (1,365)    $       (4,063)
  Purchases of securities available for sale........................................         (77,867)          (170,719)
  Proceeds from maturities of securities available for sale.........................          54,770             76,414
  Proceeds from sales of securities available for sale..............................           2,023             32,336
  Purchase of Federal Reserve and Federal Home Loan Bank Stock......................            (307)            (7,248)
  Net change in loans...............................................................         (19,688)           (46,525)
  Other adjustments.................................................................          (4,048)            (4,768)
                                                                                      ---------------    ---------------
      Net cash used by investing activities.........................................  $      (46,482)    $     (124,573)
                                                                                      ---------------    ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $     (171,585)    $       20,514
    Certificates of deposit and other time deposits.................................         228,729             74,204
    Borrowings......................................................................          99,151             (4,641)
    Repayment of borrowings.........................................................        (116,083)
  Cash dividends....................................................................         (12,748)           (12,777)
  Stock issued under employee benefit plans.........................................             913                903
  Stock issued under dividend reinvestment and stock purchase plans.................             638                977
  Stock options exercised...........................................................           2,114                981
  Stock redeemed....................................................................          (6,970)            (2,430)
                                                                                      ---------------    ---------------
      Net cash provided by financing activities.....................................          24,159             77,731
                                                                                      ---------------    ---------------
Net Change in Cash and Cash Equivalents.............................................          11,350            (13,460)
Cash and Cash Equivalents, January 1................................................          69,960            109,527
                                                                                      ---------------    ---------------
Cash and Cash Equivalents, September 30.............................................  $       81,310     $       96,067
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

     The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year.

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

     During the three months ended September 30, 2005, the Corporation accelerated the vesting of options previously granted, and the vesting period for 2005 grants was established so that those grants would be fully vested by year-end. The term of the acceleration is such that no expense will be recognized by the Corporation on those grants, although it will continue to report the impact of the acceleration in its proforma disclosures of the earnings per share.

     The following table illustrates the effect on net income and earnings per share if the Corporation has applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                 -----------------------   ------------------------
                                                                     2005         2004        2005          2004
                                                                 ----------   ----------   ----------    ----------
Net income, as reported .....................................   $    8,220    $    7,653   $   22,708    $   21,943
Add:  Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes...........................................

Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ..............................       (1,083)         (140)      (1,630)         (599)
                                                                ----------    ----------   ----------    ----------
Pro forma net income ........................................   $    7,137    $    7,513   $   21,078    $   21,344
                                                                ==========    ==========   ==========    ==========

Earnings per share:
   Basic - as reported ......................................   $      .45    $      .41   $     1.23    $     1.18
   Basic - pro forma ........................................          .39           .41         1.14          1.15
   Diluted - as reported ....................................          .44           .41         1.22          1.18
   Diluted - pro forma ......................................          .38           .40         1.13          1.14

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

     On April 14, 2005, the SEC amended the compliance date for SFAS No. 123(R) from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Corporation expects to adopt SFAS No. 123(R) as of January 1, 2006. The effect on the Corporation's results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted for future awards.

     The FASB has issued a proposed amendment to SFAS No. 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The primary impact on the Corporation of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

     Currently SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under this proposed Statement, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change is not expected to have a significant impact on the Corporation's diluted earnings per share.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)


NOTE 3.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at September 30, 2005
  U.S. Treasury ........................     $  1,495              $     (1)  $  1,494
  U.S. Government-sponsored
    agency securities...................       78,002   $              (965)    77,037
  State and municipal ..................      162,982      3,325       (427)   165,880
  Mortgage-backed securities ...........      173,121        213     (3,400)   169,934
  Other asset-backed securities.........           16                               16
  Marketable equity securities..........       10,870                  (413)    10,457
                                             --------   --------   --------   --------
      Total available for sale .........      426,486      3,538     (5,206)   424,818
                                             --------   --------   --------   --------


Held to maturity at September 30, 2005
  State and municipal...................       11,933        399       (275)    12,057
  Mortgage-backed securities............           43                               43
                                             --------   --------   --------   --------
      Total held to maturity ...........       11,976        399       (275)    12,100
                                             --------   --------   --------   --------
      Total investment securities ......     $438,462   $  3,937   $ (5,481)  $436,918
                                             ========   ========   ========   ========


                                                           Gross       Gross
                                              Amortized  Unrealized  Unrealized   Fair
                                                Cost       Gains       Losses    Value
Available for sale at December 31, 2004
  U.S. Treasury ........................       $  1,745             $     (1) $  1,744
  U.S. Government-sponsored
    agency securities ..................         65,325  $     73       (332)   65,066
  State and municipal ..................        150,284     5,243        (82)  155,445
  Mortgage-backed securities ...........        183,200       485     (1,980)  181,705
  Other asset-backed securities.........             18                             18
  Marketable equity securities .........         12,191         8               12,199
                                               --------  --------   --------  --------
     Total available for sale ..........        412,763     5,809     (2,395)  416,177
                                               --------  --------   --------  --------

Held to maturity at December 31, 2004
  State and municipal ..................          5,306       162                5,468
  Mortgage-backed securities ...........             52                             52
                                               --------  --------   --------  --------
     Total held to maturity ............          5,358       162                5,520
                                               --------  --------   --------  --------
     Total investment securities .......       $418,121  $  5,971   $ (2,395) $421,697
                                               ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                    September 30,  December 31,
                                                                                        2005          2004
                                                                                   -----------    -----------
Loans:
  Commercial and industrial loans ..............................................   $   476,010    $   451,227
  Agricultural production financing and other loans to farmers .................        94,262         98,902
  Real estate loans:
    Construction ...............................................................       171,667        164,738
    Commercial and farmland ....................................................       719,154        709,163
    Residential ................................................................       746,777        761,163
  Individuals' loans for household and other personal expenditures .............       186,792        198,532
  Tax-exempt loans .............................................................        12,439          8,203
  Lease financing receivables, net of unearned income...........................         9,538         11,311
  Other loans ..................................................................        27,292         24,812
                                                                                   -----------    -----------
                                                                                     2,443,931      2,428,051
  Allowance for loan losses.....................................................       (25,149)       (22,548)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,418,782    $ 2,405,503
                                                                                   ===========    ===========

                                                                                        Nine Months Ended
                                                                                          September 30,

                                                                                       2005           2004
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    22,548    $    25,493

  Provision for losses .........................................................         6,409          4,472

  Recoveries on loans ..........................................................         1,436          1,234

  Loans charged off ............................................................        (5,244)        (5,956)
                                                                                   -----------    -----------
  Balances, September 30 .......................................................   $    25,149    $    25,243
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is              September 30,    December 31,
summarized below:                                      2005            2004
================================================================================

Non-accrual loans................................    $ 11,757       $ 15,355

Loans contractually past due 90 days
  or more other than nonaccruing.................       3,560          1,907

Restructured loans...............................         454          2,019
                                                     --------       --------
    Total........................................    $ 15,771       $ 19,281
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Net Income Per Share

                                                                     Three Months Ended September 30,
                                                           2005                                           2004
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    8,220        18,478,154    $     .45      $    7,653        18,548,041    $     .41
                                                                         ==========                                     ==========
Effect of dilutive stock options........                      111,880                                        110,418
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    8,220        18,590,034    $     .44      $    7,653        18,658,459    $     .41
                                         ==========       ============   ==========     ==========       ============   ==========

Options to  purchase  207,349  and  415,186  shares for the three  months  ended
September 30, 2005 and 2004 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                  Nine Months Ended September 30,
                                                          2005                                       2004
                                        ---------------------------------------    ---------------------------------------
                                                        Weighted-                                  Weighted-
                                                         Average      Per Share                     Average      Per Share
                                         Income          Shares         Amount         Income       Shares         Amount
                                         ----------   ------------   ----------     ----------   ------------   ----------
Basic net income per share:
  Net income available to
    common stockholders................. $   22,708    18,490,866    $    1.23      $   21,943    18,525,947    $    1.18
                                                                     ==========                                 ==========
Effect of dilutive stock options........                  115,042                                    123,632
                                         ----------   ------------                  ----------   ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   22,708    18,605,908    $    1.22      $   21,943    18,649,579    $    1.18
                                         ==========   ============   ==========     ==========   ============   ==========


Options  to  purchase  170,312  and  295,025  shares for the nine  months  ended
September 30, 2005 and 2004 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

     The following represents the pension cost for the three and nine months ended September 30, 2005.

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                           ------------------------       ------------------------
                                                              2005          2004             2005          2004
                                                           ----------    ----------       ----------    ----------
Pension Cost
------------
Service cost............................................   $      145    $      480       $      434    $    1,440

Interest cost ..........................................          658           697            1,974         2,091

Expected return on plan assets .........................         (768)         (701)          (2,305)       (2,103)

Amortization of the transition asset....................           (7)          (37)             (20)         (113)

Amortization of prior service cost......................            1            34                4           103

Amortization of the net loss............................           24            88               70           264

Curtailment loss........................................                                       1,630
                                                           ----------    ----------       ----------    ----------
      Total Pension Cost................................   $       53    $      561       $    1,787    $    1,682
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

BUSINESS SUMMARY

      The Corporation is a financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 9 affiliate banks with 65 locations in 17 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

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

RESULTS OF OPERATIONS

        Net income for the three months ended September 30, 2005, equaled $8,220,000, compared to $7,653,000 in the same period of 2004. Diluted earnings per share were $.44, an increase of 7.3 percent from the $.41 reported for the third quarter 2004. The increase in earnings is primarily due to an increase in net interest margin, which is partially offset by an increase of the provision for loan losses during the period. These factors are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Net income for the nine months ended September 30, 2005, equaled $22,708,000, compared to $21,943,000 during the same period in 2004. Diluted earnings per share were $1.22, a 3.4 percent increase from the $1.18 reported in 2004. The increase in earnings is primarily due to an increase in net interest margin, which is partially offset by an increase of the provision for loan losses during the period. These factors are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Annualized returns on average assets and average stockholders' equity for the three months ended September 30, 2005, were 1.03 percent and 10.38 percent, respectively, compared with .98 percent and 9.88 percent for the same period of 2004.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

RESULTS OF OPERATIONS  (continued)

        Annualized returns on average assets and average stockholders' equity for the nine months ended September 30, 2005 were .95 percent and 9.62 percent, respectively, compared with .95 percent and 9.50 percent for the same period of 2004.

CAPITAL

         The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was 7.7 percent at September 30, 2005 and 7.5 percent at year end 2004. In addition, at September 30, 2005, the Corporation had a Tier I risk-based capital ratio of 9.8 percent and total risk-based capital ratio of
11.9 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

         The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.8 percent at September 30, 2005 and 9.9 percent at December 31, 2004. When the Corporation acquires other companies for stock, GAAP capital increases by the entire amount of the purchase price.

         The   Corporation's   tangible   capital   ratio,   defined   as  total
stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled 6.0 percent as of September 30, 2005, and 5.9 percent at December 31, 2004.

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

                                             September 30,  December 31,
(Dollars in thousands)                           2005           2004

Average Goodwill ..........................  $   112,281    $   112,281
Average Core Deposit Intangible (CDI) .....       19,382         22,164
Average Deferred Tax on CDI ...............       (7,097)        (8,105)
                                             -----------    -----------
  Intangible Adjustment ...................  $   124,566    $   126,340
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   314,856    $   310,004
Intangible Adjustment .....................     (124,566)      (126,340)
                                             -----------    -----------
  Average Tangible Capital ................  $   190,290    $   183,664
                                             ===========    ===========

Average Assets ............................  $ 3,185,815    $ 3,109,104
Intangible Adjustment .....................     (124,566)      (126,340)
                                             -----------    -----------
  Average Tangible Assets .................  $ 3,061,249    $ 2,982,764
                                             ===========    ===========

Net Income ................................  $    22,708    $    29,411
CDI Amortization, net of tax ..............        1,474          2,133
                                             -----------    -----------
  Tangible Net Income .....................  $    24,182    $    31,544
                                             ===========    ===========

Diluted Earnings per Share ................  $      1.22    $      1.58
Diluted Tangible Earnings per Share .......  $      1.30    $      1.69

Return on Average GAAP Capital ............         9.62%          9.49%
Return on Average Tangible Capital ........        16.94%         17.49%

Return on Average Assets ..................         0.95%          0.95%
Return on Average Tangible Assets .........         1.05%          1.06%

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

         The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an ongoing loan review. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified.

         At September 30, 2005, non-performing loans totaled $15,771,000, a decrease of $3,510,000 from December 31, 2004, as noted in Note 4. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

         At September 30, 2005, impaired loans totaled $43,357,000, a decrease of $6,054,000 from December 31, 2004. At September 30, 2005, an allowance for losses was not deemed necessary for impaired loans totaling $34,818,000, but an allowance of $2,427,000 was recorded for the remaining balance of impaired loans of $8,538,000 and is included in the Corporation's allowance for loan losses.

         At December 31, 2004, impaired loans totaled $49,411,000. An allowance for losses was not deemed necessary for impaired loans totaling $41,683,000, but an allowance of $1,673,000 was recorded for the remaining balance of impaired loans of $7,728,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2004 was $59,568,000.

         At September 30, 2005, the allowance for loan losses was $25,149,000, an increase of $2,601,000 from year end 2004. As a percent of loans, the allowance was 1.03 percent at September 30, 2005 and .93 percent at December 31, 2004. The allowance for loan losses increased due to additional provision for loan losses expense recorded, which is discussed below.

         The provision for loan losses for the first nine months of 2005 was $6,409,000, an increase of $1,937,000 from $4,472,000 for the same period in 2004. The Corporation's provision for loan losses increased primarily due to an increase in the five-year rolling historical loan charge-off ratio utilized within the Corporation's allowance for loan losses calculation.
                                                                         Page 17

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

      The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank. ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At September 30, 2005, total borrowings from the FHLB were $231,448,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2005, was $90,126,000. At September 30, 2005, the Corporation's revolving line of credit had a balance of $13,500,000 and a remaining borrowing capacity of $6,500,000.

      The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $424,818,000 at September 30, 2005, an increase of $8,641,000 or 2.1 percent over December 31, 2004. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,053,000 at September 30, 2005. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

     The  Corporation  provides  customers with off-balance sheet credit support
through   loan   commitments   and   standby   letters  of  credit.   Summarized
credit-related financial instruments at September 30, 2005 are as follows:

                                                                At September 30,
(Dollars in thousands)                                                2005
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  546,209
Standby letters of credit .......................................     27,462
                                                                  ----------
                                                                  $  573,671
                                                                  ==========

      Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

     In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and long-term debt at September 30, 2005 are as follows:

                                2005       2006       2007       2008       2009      2010       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    438   $  1,515   $  1,144   $    880   $    829   $  2,286   $  7,092
Long-term debt ...........     99,555     48,859     32,495     31,882     11,385    199,783    423,959
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $ 99,993   $ 50,374   $ 33,639   $ 32,762   $ 12,214   $202,069   $431,051
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

         Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2005, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

     The comparative rising and falling scenarios for the period ended August 31, 2006 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended August 31, 2006 are as follows:

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

     Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets and liabilities at August 31, 2005. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $106,411  $110,914   $100,179

Variance from base                                    $  4,504   $ (6,232)

Percent of change from base                               4.2%     (5.9)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

     The following table presents the earning asset mix as of September 30, 2005, and December 31, 2004.

     Loans increased approximately $8,641,000 from December 31, 2004 to September 30, 2005, and investment securities increased by approximately $15,259,000 during the same period. Real estate construction, real estate commercial and farmland, commercial and industrial loans, tax exempt loans and other loans increased approximately $48,419,000 during the first nine months of 2005 as compared to the balances outstanding at December 31, 2004. These increases were offset by a $30,880,000 decline in agricultural loans, residential real estate loans, leases and loans to individuals.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                         September 30,            December 31,
                                                                   2005                     2004
----------------------------------------------------------------------------------------------------
Federal funds sold and interest-bearing time deposits          $   10,708               $    9,343

Investment securities available for sale ............             424,818                  416,177

Investment securities held to maturity ..............              11,976                    5,358

Mortgage loans held for sale ........................               5,026                    3,367

Loans ...............................................           2,443,931                2,428,051

Federal Reserve and Federal Home Loan Bank stock                   23,165                   22,858
                                                               ----------               ----------

                     Total ..........................          $2,919,624               $2,885,154
                                                               ==========               ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

         The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans) based on period ending amounts as of September 30, 2005 and December 31, 2004.

(Dollars in thousands)                             September 30,   December 31,
                                                       2005           2004
                                                    ----------     ----------
Deposits ........................................   $2,465,293     $2,408,150
Federal funds purchased..........................       19,450         32,550
Securities sold under repurchase agreements......       70,605         87,472
Federal Home Loan Bank advances .................      231,448        223,663
Subordinated debentures, revolving credit lines
   and term loans................................      102,456         97,206
                                                    ----------     ----------
                                                    $2,889,252     $2,849,041
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

         Net Interest Income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The table below presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2005 and 2004.

         During the nine months ended September 30, 2005, asset yields increased 44 basis points (FTE) and interest costs increased 37 basis points resulting in a seven basis point (FTE) increase in net interest income as compared to the same period in 2004. The improvement in margin was primarily a result of five 25 basis point overnight federal funds rate increases by the Federal Open Market Committee during this period. As a result, the Corporation's prime lending rates increased accordingly, while offsetting deposit rate increases were less significant.


                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                        ------------------------    ------------------------
(Dollars in Thousands)                                      2005          2004          2005          2004
                                                        ----------    ----------    ----------    ----------
Annualized Net Interest Income........................  $  112,560    $  107,168    $  110,670    $  104,362

Annualized FTE Adjustment.............................  $    3,781    $    3,924    $    3,723    $    3,569

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  116,341    $  111,092    $  114,393    $  107,931

Average Earning Assets................................  $2,908,431    $2,818,392    $2,891,142    $2,772,189

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        6.40%         5.79%         6.15%         5.71%

Interest Expense as a Percent
  of Average Earning Assets...........................        2.40%         1.85%         2.19%         1.82%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        4.00%         3.94%         3.96%         3.89%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

         Other income in the third quarter of 2005 was $369,000 or 4.4 percent higher than the same quarter of 2004. Most of the increase was related to an increase in fees for debit card usage.

         Other income in the first nine months of 2005 was $705,000 or 2.7 percent higher than the same period of 2004.

Four items primarily account for the change:

1. Insurance commissions increased by $714,000, due to the receipt of larger profit sharing payments from insurance underwriters, as compared to the same period in 2004.

2.       An increase of $542,000 in fees for debit card usage.

3. A cash payment was received of approximately $232,000, related to the Corporation's membership in a credit card network that was merged with another card network.

4. Gains on loan sales decreased by $697,000 or 32.4 percent from the same period in 2004 as stabilizing mortgage rates caused reduced volume from refinancing of mortgage loans.

OTHER EXPENSES

         Total  other  expenses   represent   non-interest   expenses   of   the
Corporation. Total other expenses during the third quarter of 2005 increased from the third quarter of 2004 by $511,000 or 2.2 percent.

         Other expense in the first nine months of 2005 was $2,755,000 or 4.1 percent higher than the same period in 2004.

Two areas account for most of the change:

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

         Income tax expense, for the nine months ended September 30, 2005, decreased by $20,000 from the same period in 2004. The effective tax rate was
30.0 and 30.8 percent for the 2005 and 2004 periods.

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

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         None

Item 2.  Unregistered Sales of Equity
         Securities and Use of Proceeds
---------------------------------------------------

         a. On September 1, 2005, the Corporation issued 16,762 unregistered shares of its common stock pursuant to a Merger Agreement dated September 1, 2005, between the Corporation, First Merchants Insurance Services, Inc. and Trustcorp Financial Services of Greenville, Inc. ("Trustcorp"). The Corporation issued the unregistered shares to the shareholders of Trustcorp, at a value of $25.95 per share, in exchange for all the common stock of Trustcorp. The issuance by the Corporation of its shares of common stock were not registered under the Securities Act of 1933, as amended ("Securities Act"). The shares were issued pursuant to the exemption contemplated in Section 4 (2) of the Securities Act, for transactions not involving a public offering.

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to the Corporation's purchases of its equity securities during the quarter ended September 30, 2005, as follows(1):

                                                                                              MAXIMUM NUMBER OF
                                                                   TOTAL NUMBER OF           SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE     SHARES PURCHASED AS PART        BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE    OF BOARD AUTHORIZATION(1)      BOARD AUTHORIZATION(1)
      ------            ----------------    --------------    -------------------------    ------------------------
07/01/05 - 07/31/05           5,967(2)          $26.67                    0                           0
08/01/05 - 08/31/05             693(2)          $26.00                    0                           0
09/01/05 - 09/30/05               0                0                      0                           0

(1) On February 8, 2005, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. On June 14, 2005 and August 9, 2005, the Corporation's Board authorized management to repurchase additional shares of the Corporation's Common Stock, totaling 6,500 and 243,500 shares, respectively. These authorizations were not publicly announced and expire February 14, 2006. There were 243,500 remaining shares that may yet be purchased pursuant to such authorizations as of September 30, 2005.

(2) All shares were purchased in connection with the exercise of certain outstanding options.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         a.  None

         b.  None

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                31.1            Certification of Chief               29
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               30
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           31
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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date: November 9, 2005                  by /s/ Michael L. Cox
     --------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer


Date: November 9, 2005                  by /s/ Mark K. Hardwick
     --------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                31.1            Certification of Chief               29
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               30
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           31
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

Date: November 9, 2005                  /s/Michael L. Cox
                                        ----------------------------------------
                                           Michael L. Cox
                                           President and Chief Executive Officer

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

Date: November 9, 2005                  /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and Chief
                                           Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2005                  by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2005                  by /s/ Mark K. Hardwick
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