Form 10-K
period 2005-12-31
FIRST MERCHANTS CORP
filed 2006-03-16
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

        Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate  by check  mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer[ ] Accelerated filer[X] Non-accelerated filer[ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

        The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $457,630,766 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2005).

        As of March 7, 2006 there were 18,427,098 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
              Documents                          Into Which Incorporated

Portions of the Registrant's Annual        Part I (Item 1)
Report to Shareholders for the year
ended December 31, 2005                    Part II (Items 5, 6, 7, 7A, and 8)

Portions of the Registrant's               Part III (Items 10 through 14)
Definitive Proxy Statement for
Annual Meeting of Shareholders
to be held April 13, 2006

FORM 10-K TABLE OF CONTENTS

                                                                       Form 10-K
                                                                          Page
                                                                         Number

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.................................3

PART I

  Item 1 - Business............................................................4

  Item 1A- Risk Factors.......................................................23

  Item 1B- Unresolved Staff Comments..........................................26

  Item 2 - Properties.........................................................27

  Item 3 - Legal Proceedings..................................................27

  Item 4 - Submission of Matters to a Vote of Security Holders................27

  Supplemental Information - Executive Officers of the Registrant.............28

PART II

  Item 5 -  Market For the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities........................................................29

  Item 6 -  Selected Financial Data...........................................30

  Item 7 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................30

  Item 7A-  Quantitative and Qualitative Disclosures About Market Risk........30

  Item 8 -  Financial Statements and Supplementary Data.......................31

  Item 9 -  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure...............................31

  Item 9A-  Controls and Procedures...........................................31

  Item 9B-  Other Information.................................................32

PART III

  Item 10- Directors and Executive Officers of the Registrant.................33

  Item 11- Executive Compensation.............................................33

  Item 12- Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters.....................34

  Item 13- Certain Relationships and Related Transactions.....................34

  Item 14- Principal Accounting Fees and Services.............................34

PART IV

  Item 15- Exhibits and Financial Statement Schedules.........................35

           Signatures.........................................................37

           Exhibit Index......................................................38

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

                                     PART I

Item 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

     First Merchants Corporation (the "Corporation") is a financial holding company headquartered in Muncie, Indiana. The Corporation's Common Stock is traded on NASDAQ's National Market System under the symbol FRME and was organized in September 1982. Since its organization, the Corporation has grown to include nine affiliate banks with over sixty-five locations in seventeen Indiana and three Ohio counties, a trust company, a multi-line insurance agency, a reinsurance agency, and a title agency.

     The bank subsidiaries of the Corporation include the following:

       * First Merchants Bank, National Association in Delaware and Hamilton counties;

       *  The Madison  Community  Bank, National  Association in Madison County;

       *  First United Bank, National Association in Henry County;

       * United Communities National Bank with locations in Randolph, Union, Fayette, Wayne and Butler (OH) counties;

       *  The First National Bank of Portland in Jay County;

       *  Decatur Bank & Trust Company,  National Association in Adams County;

       * Frances Slocum Bank & Trust Company, National Association in Wabash, Howard, and Miami counties;

       * Lafayette Bank and Trust Company, National Association in Tippecanoe, Carroll, Jasper, and White counties; and

       *  Commerce National Bank in Franklin and Hamilton counties in Ohio.

     Effective January 1, 2006, First United Bank, National Association was merged into First Merchants Bank, National Association, and the name of the continuing institution is First Merchants Bank, National Association.

     The Corporation also operates First Merchants Insurance Services, Inc. a full- service property, casualty, personal lines, and health care insurance agency headquartered in Muncie, Indiana. On September 1, 2005, Trustcorp Financial Services of Greenville, Inc. merged with and into First Merchants Insurance Services, Inc. The Corporation is also the majority owner of the Indiana Title Insurance Company LLC, a full-service title insurance agency; operates First Merchants Reinsurance Co. Ltd., a reinsurance agency; and wholly-owns Merchants Trust Company, National Association, a trust and asset management services company.

     As of December 31, 2005, the Corporation had consolidated assets of $3.2 billion, consolidated deposits of $2.4 billion and stockholders' equity of $313 million. The Corporation is presently engaged in conducting commercial banking business through the offices of its nine banking subsidiaries. As of December 31, 2005, the Corporation and its subsidiaries had 1,109 full-time equivalent employees.

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

     The following are the Corporation's regulatory capital ratios as of December 31, 2005:

                                                         Regulatory Minimum
                                      Corporation            Requirement

Tier 1 Capital:                           9.7%                  4.0%
(to risk-weighted assets)

Total Capital:                           11.7%                  8.0%


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

     All of the Corporation's affiliate banks exceed the risk-based capital guidelines of the OCC as of December 31, 2005.

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

FDICIA continued

     As of December 31, 2005, each bank subsidiary of First Merchants is "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

DIVIDEND LIMITATIONS

     National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2005, the Corporation's affiliate banks had a total of $17,060,000 retained net profits available for 2006 dividends to the Corporation without prior regulatory approval.

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
(Dollars in Thousands)

                                               2005                            2004                            2003
                                  ------------------------------  ------------------------------  ------------------------------
                                              Interest                        Interest                        Interest
                                   Average    Income/    Average   Average    Income/    Average   Average    Income/    Average
                                   Balance    Balance      Rate    Balance    Balance      Rate    Balance    Balance      Rate
                                  ---------  ---------  --------  ---------  ---------  --------  ---------  ---------  --------
Assets:
Federal funds sold ............   $    8,385    $    264   3.1%   $    7,759    $    165   2.1%   $   44,243    $    485   1.1%
Interest-bearing deposits......       16,683         695   4.2        17,500         555   3.2         6,655          76   1.1
Federal Reserve and
  Federal Home Loan Bank stock.       23,019       1,185   5.1        22,655       1,250   5.5        13,615         649   4.8
Securities: (1)
  Taxable .......................    263,435       9,612   3.6       247,930       8,371   3.4       181,698       6,105   3.4
  Tax-exempt (3).................    162,965       9,807   6.0       141,205       9,382   6.6       136,028       9,648   7.1
                                  ----------    --------          ----------    --------          ----------    --------
    Total Securities.............    426,400      19,419   4.6       389,135      17,753   4.6       317,726      15,753   5.0
Mortgage loans held for sale.....      2,746         113   4.1         4,205         240   5.7        12,294         725   5.9
Loans: (2)
  Commercial ....................  1,569,270     105,740   6.7     1,495,195      89,108   6.0     1,387,704      82,183   5.9
  Bankers' acceptance and
    Commercial paper purchased...                                                                      4,660          61   1.3
  Real estate mortgage...........    464,426      27,334   5.9       486,377      27,969   5.8       517,376      32,100   6.2
  Installment ...................    385,097      25,248   6.6       372,817      22,636   6.1       345,084      26,167   7.6
  Tax-exempt (3).................     12,595         989   7.9        10,423         894   8.6        14,496       1,088   7.5
                                  ----------    --------          ----------    --------          ----------    --------
    Total loans .................  2,434,134     159,424   6.5     2,369,017     140,847   5.9     2,281,614     142,324   6.2
                                  ----------    --------          ----------    --------          ----------    --------
    Total earning assets.........  2,908,621     180,987   6.3     2,806,066     160,570   5.7     2,663,853     159,287   6.0
                                  ----------    --------          ----------    --------          ----------    --------
Net unrealized gain (loss) on securities
    available for sale...........     (1,217)                          4,676                           7,553
Allowance for loan losses........    (24,889)                        (26,093)                        (28,906)
Cash and due from banks..........     53,037                          63,420                          75,801
Premises and equipment ..........     38,284                          38,397                          39,069
Other assets ....................    205,628                         222,638                         202,825
                                   ---------                       ---------                       ---------
    Total assets ................ $3,179,464                      $3,109,104                      $2,960,195
                                  ==========                      ==========                      ==========
Liabilities:
Interest-bearing deposits:
    NOW accounts ................ $  395,356       2,058   0.5%   $  346,525       1,779   0.5%   $  344,933       2,015   0.6%
    Money market deposit accounts    280,508       4,899   1.7       359,359       3,219   0.9       336,669       3,360   1.0
    Savings deposits ............    319,552       2,583   0.8       297,364         992   0.3       293,119       1,376   0.5
    Certificates and other
      time deposits .............  1,149,679      36,581   3.2     1,051,092      27,854   2.7       988,957      28,107   2.8
                                  ----------    --------          ----------    --------          ----------    --------
  Total interest-bearing
    deposits.....................  2,145,095      46,121   2.2     2,054,340      33,844   1.6     1,963,678      34,858   1.8

Borrowings ......................    412,091      19,959   4.8       402,776      17,741   4.4       381,178      17,530   4.6
                                  ----------    --------          ----------    --------          ----------    --------
    Total interest-bearing
     liabilities.................  2,557,186      66,080   2.6     2,457,116      51,585   2.1     2,344,856      52,388   2.2
Noninterest-bearing deposits.....    273,657                         310,966                         293,397
Other liabilities ...............     33,096                          31,018                          28,339
                                  ----------                      ----------                      ----------
    Total liabilities............  2,863,939                       2,799,100                       2,666,592
Stockholders' equity ............    315,525                         310,004                         293,603
                                  ----------                      ----------                      ----------
    Total liabilities and
     stockholders' equity........ $3,179,464      66,080   2.3    $3,109,104      51,585   1.8    $2,960,195      52,388   2.0
                                  ==========    --------          ==========    --------          ==========    --------
    Net interest income .........               $114,907                        $108,985                        $106,899
                                                ========                        ========                        ========
    Net interest margin..........                          4.0                             3.9                             4.0
(1)     Average  balance of securities  is computed  based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
(2)     Nonaccruing loans have been included in the average balances.
(3)     Tax  exempt  securities  and loans are presented on  a fully taxable equivalent basis, using a marginal tax  rate  of  35%  for 2005, 2004, and 2003..........................
                                                 $3,778                          $3,597                          $3,757
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

                                                 2005 Compared to 2004                             2004 Compared to 2003
                                               Increase (Decrease) Due To                        Increase (Decrease) Due To
                                        ----------------------------------------          ----------------------------------------


                                          Volume         Rate          Total                Volume         Rate          Total
                                          ------         ----          -----                ------         ----          -----
                                                        (Dollars in Thousands on Fully Taxable Equivalent Basis)

Interest income:
  Federal funds sold ...............     $    14       $     85      $    99               $  (577)      $    257      $  (320)
  Interest-bearing deposits ........         (27)           167          140                   229            250          479
  Federal Reserve and Federal
    Home Loan Bank stock ...........          36           (101)         (65)                  474            127          601
  Securities .......................       1,697            (31)       1,666                 3,332         (1,332)       2,000
  Mortgage loans held for sale .....         (70)           (57)        (127)                 (462)           (23)        (485)
  Loans ............................       4,027         14,677       18,704                 5,843         (6,835)        (992)
                                         --------      ---------    ---------              --------      ---------    ---------
  Totals ...........................       5,677         14,740       20,417                 8,839         (7,556)       1,283
                                         --------      ---------    ---------              --------      ---------    ---------
Interest expense:
  NOW accounts .....................         254             25          279                     9           (245)        (236)
  Money market deposit
    accounts........................        (832)         2,512        1,680                   217           (358)        (141)
  Savings deposits..................          79          1,512        1,591                    20           (404)        (384)
  Certificates and other
    time deposits...................       2,780          5,947        8,727                 1,708         (1,961)        (253)
  Borrowings........................         418          1,800        2,218                   969           (758)         211
                                         --------      ---------    ---------              --------      ---------    ---------
    Totals..........................       2,699         11,796       14,495                 2,923         (3,726)        (803)
                                         --------      ---------    ---------              --------      ---------    ---------

Change in net interest
  income (fully taxable
  equivalent basis)................      $ 2,978       $  2,944        5,922               $ 5,916       $ (3,830)       2,086
                                         ========      =========                           ========      =========


Tax equivalent adjustment
  using marginal rate
  of 35% for 2005, 2004,
 and 2003..........................                                     (182)                                              161
                                                                   ----------                                        ----------


Change in net interest
  income...........................                                $   5,740                                         $   2,247
                                                                   ==========                                        ==========


INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                           (Dollars in Thousands)
Available for sale at December 31, 2005
   U.S. Treasury ...............................      $  1,586                           $      1        $  1,585
   U.S. Government-sponsored agency securities..        83,026          $      1            1,836          81,191
   State and municipal .........................       167,095             2,159            1,131         168,123
   Mortgage-backed securities ..................       168,019               139            5,656         162,502
   Other asset-backed securities ...............             1                                                  1
   Marketable equity securities ................         9,660                                435           9,225
                                                      --------          --------         --------        --------
      Total available for sale .................       429,387             2,299            9,059         422,627
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2005
   State and municipal .........................        11,609               283              412          11,480
   Mortgage-backed securities ..................            30                                                 30
                                                      --------          --------         --------        --------
      Total held to maturity ...................        11,639               283              412          11,510
                                                      --------          --------         --------        --------
      Total investment securities ..............      $441,026          $  2,582         $  9,471        $434,137
                                                      ========          ========         ========        ========

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                           (Dollars in Thousands)
Available for sale at December 31, 2004
   U.S. Treasury ...............................      $  1,745                           $      1        $  1,744
   U.S. Government-sponsored agency securities..        65,325          $     73              332          65,066
   State and municipal .........................       150,284             5,243               82         155,445
   Mortgage-backed securities ..................       183,200               485            1,980         181,705
   Other asset-backed securities ...............            18                                                 18
   Marketable equity securities ................        12,191                 8                           12,199
                                                      --------          --------         --------        --------
      Total available for sale .................       412,763             5,809            2,395         416,177
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2004
   State and municipal .........................         5,306               162                            5,468
   Mortgage-backed securities ..................            52                                                 52
                                                      --------          --------         --------        --------
      Total held to maturity ...................         5,358               162                            5,520
                                                      --------          --------         --------        --------
      Total investment securities ..............      $418,121          $  5,971         $  2,395        $421,697
                                                      ========          ========         ========        ========

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                           (Dollars in Thousands)
Available for sale at December 31, 2003
   U.S. Treasury ...............................      $  1,498                                           $  1,498
   U.S. Government-sponsored agency securities..        38,290          $    523         $     52          38,761
   State and municipal .........................       118,794             6,932               86         125,640
   Mortgage-backed securities ..................       174,208               813            1,817         173,204
   Corporate obligations .......................           500                16                              516
   Marketable equity securities ................         9,237                 4                            9,241
                                                      --------          --------         --------        --------
      Total available for sale .................       342,527             8,288            1,955         348,860
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2003
   State and municipal .........................         7,860               389                            8,249
   Mortgage-backed securities ..................            77                                                 77
                                                      --------          --------         --------        --------
      Total held to maturity ...................         7,937               389                            8,326
                                                      --------          --------         --------        --------
      Total investment securities ..............      $350,464          $  8,677         $  1,955        $357,186
                                                      ========          ========         ========        ========

                                                                               Cost
                                                    ----------------------------------------------------------
                                                         2005                  2004                  2003
                                                         ----                  ----                  ----
                                                                       (Dollars in Thousands)
Federal Reserve and Federal Home Loan
   Bank stock at December 31:
Federal Reserve Bank stock ....................        $ 8,913                $ 8,814                $ 2,320
Federal Home Loan Bank stock ..................         14,287                 14,044                 13,182
                                                       -------                -------                -------
    Total .....................................        $23,200                $22,858                $15,502
                                                       =======                =======                =======

The fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

There were no issuers included in our investment security portfolio at December 31, 2005, 2004 or 2003 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution (Dollars in Thousands) and average yields for the securities portfolio at December 31, 2005 were:

Securities available for sale December 31, 2005:

                                                        Within 1 Year                 1-5 Years                  5-10 Years
                                                        -------------                 ---------                  ----------
                                                    Amount        Yield*        Amount        Yield*       Amount        Yield*
                                                    ------        ------        ------        ------       ------        ------
U.S. Treasury................................      $ 1,585          4.2%
U.S. Government-sponsored agency securities..        3,093          2.5       $ 78,098         3.9%
State and Municipal..........................        8,167          5.1         90,109         4.6        $53,734          6.3%
                                                   -------                    --------                    -------
    Total....................................      $12,845          4.4%      $168,207         4.3%       $53,734          6.3%
                                                   =======                    ========                    =======

--------------------------------------------------------------------------------

                                                                            Marketable Equity
                                                                              and Mortgage -
                                             Due After Ten Years            Backed Securities                   Total
                                             -------------------         -----------------------                -----
                                            Amount         Yield*         Amount         Yield*          Amount        Yield*
                                            ------         ------         ------         ------          ------        ------
U.S. Treasury........................                                                                  $  1,585         4.2%
U.S. Government-sponsored
   agency securities.................                                                                    81,191         3.8
State and Municipal..................     $ 16,112           7.8%                                       168,122         5.5
Marketable equity securities.........                                  $   9,225           5.6%           9,225         5.6
Mortgage-backed securities...........                                    162,503           4.0          162,503         4.0
Other asset-backed securities........                                          1           7.0                1         7.0
                                          --------                     ---------                       --------
    Total............................     $ 16,112           7.8%      $ 171,729           4.1%        $422,627         4.6%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 2005:

                                                  Within 1 Year                1-5 Years                   5-10 Years
                                                  -------------                ---------                   ----------
                                            Amount         Yield*         Amount        Yield*       Amount         Yield*
                                            ------         ------         ------        ------       ------         ------
State and municipal..................     $    733           7.9%        $ 1,943          8.1%       $  960           6.3%

                                                                             Mortgage-Backed
                                            Due After Ten Years                Securities                     Total
                                            -------------------               ------------                    -----
                                           Amount          Yield*         Amount        Yield*        Amount        Yield*
                                           ------          ------         ------        ------        ------        ------
State and municipal..................     $ 7,973            7.0%                                     $11,609         7.2%
Other asset-backed securities........                                    $    30          8.4%             30         8.4
                                          -------                        -------                      -------
     Total............................    $ 7,973            7.0%        $    30          8.4%        $11,639         7.2%
                                          =======                        =======                      =======

   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 2005:

                                           (Dollars in Thousands)
                                           Amount          Yield
Federal Reserve Bank Stock...........     $ 8,913           6.0%
Federal Home Loan Bank stock.........      14,287           4.3
                                          -------
    Total............................     $23,200           4.9%
                                          =======

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

                                                             Less than 12              12 Months or                  Total
                                                                Months                    Longer
                                                        ---------------------------------------------------------------------------
                                                                       GROSS                     GROSS                     GROSS
                                                           FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                                          VALUE        LOSSES       VALUE        LOSSES       VALUE        LOSSES
                                                        ---------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Temporarily impaired investment
   securities at December 31, 2005:
U.S. Treasury ........................................  $    1,487   $       (1)                            $    1,487   $       (1)
U.S. Government-sponsored agency securities...........      31,692         (581)  $   45,466   $   (1,255)      77,158       (1,836)
State and municipal ..................................      90,905       (1,501)       2,124          (42)      93,029       (1,543)
Mortgage-backed securities ...........................      59,595       (1,511)      96,120       (4,141)     155,715       (5,652)
Marketable equity securities..........................          27           (8)       1,072         (431)       1,099         (439)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Total temporarily impaired investment securities ..  $  183,706   $   (3,602)  $  144,782   $   (5,869)    $328,488   $   (9,471)
                                                        ==========   ==========   ==========   ==========   ==========   ==========

                                                             Less than 12              12 Months or                  Total
                                                                Months                    Longer
                                                        ---------------------------------------------------------------------------
                                                                       GROSS                     GROSS                     GROSS
                                                           FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                                          VALUE        LOSSES       VALUE        LOSSES       VALUE        LOSSES
                                                        ---------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Temporarily impaired investment
   securities at December 31, 2004:
U.S. Treasury ........................................  $    1,496   $       (1)                            $    1,496   $       (1)
U.S. Government-sponsored agency securities...........      46,227         (303)  $    1,472   $      (29)      47,699         (332)
State and municipal ..................................       2,976          (20)       1,094          (62)       4,070          (82)
Mortgage-backed securities ...........................     109,213       (1,129)      27,493         (851)     136,706       (1,980)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Total temporarily impaired investment securities ..  $  159,912   $   (1,453)  $   30,059   $     (942)    $189,971   $   (2,395)
                                                        ==========   ==========   ==========   ==========   ==========   ==========

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:

                                                    2005              2004              2003               2002              2001
                                                    ----              ----              ----               ----              ----
                                                                              (Dollars in Thousands)
Loans at December 31:
  Commercial and industrial loans..............  $  461,102        $  451,227        $  435,221         $  401,395        $  301,962
  Agricultural production
    financing and other loans to farmers.......      95,130            98,902            95,048             85,059            29,645
  Real estate loans:
    Construction...............................     174,783           164,738           149,865            133,896            58,316
    Commercial and farmland....................     734,865           709,163           564,578            401,561           230,233
    Residential................................     751,217           761,163           866,477            746,349           544,028
  Individuals' loans for
    household and other personal expenditures..     200,139           198,532           196,093            206,083           179,325
  Tax-exempt loans.............................       8,263             8,203            16,363             12,615             7,277
  Lease financing receivibles,
    net of unearned income ....................       8,713            11,311             7,919              5,249
  Other loans..................................      23,215            24,812            21,939             12,170             8,800
                                                 ----------        ----------        ----------         ----------        ----------
            Total loans........................  $2,457,427        $2,428,051        $2,353,503         $2,004,377        $1,359,586
                                                 ==========        ==========        ==========         ==========        ==========

Residential  Real Estate Loans Held for Sale at December 31, 2005,  2004,  2003,
2002  and  2001  were  $4,910,000,  $3,367,000,  $3,043,000,   $21,545,000,  and
$307,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding residential real estate, individuals' loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2005. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                               Maturing
                                                    Within              1-5               Over
                                                    1 Year             Years             5 Years            Total
                                                 --------------    ---------------    --------------     ------------
                                                                        (Dollars in Thousands)
Commercial and industrial loans................  $  296,921        $ 100,558           $  63,623          $  461,102
Agricultural production financing
  and other loans to farmers...................      79,693           11,343               4,094              95,130
Real estate - Construction.....................     135,165           33,906               5,712             174,783
Real estate - Commercial and farmland..........     358,951          314,272              61,642             734,865
Tax-exempt loans...............................       1,539            1,788               4,936               8,263
Other loans....................................      12,384           10,551                 280              23,215
                                                 ----------        ---------            ---------         ----------
      Total....................................  $  884,653        $ 472,418            $140,287          $1,497,358
                                                 ==========        =========            =========         ==========


                                                                       Maturing
                                                  ---------------------------------------------------
                                                           1 - 5                       Over
                                                           Years                     5 Years
                                                           -----                     -------
                                                                (Dollars in Thousands)
Loans maturing after one year with:

  Fixed rate..............................          $     118,119               $     94,083
  Variable rate...........................                354,299                     46,204
                                                    -------------               ------------
    Total.................................          $     472,418               $    140,287
                                                    =============               ============

NONACCRUING, CONTRACTUALLY PAST DUE 90 DAYS OR MORE
OTHER THAN NONACCRUING AND RESTRUCTURED LOANS

                                                                            December 31
                                                  ---------------------------------------------------------------
                                                   2005          2004          2003          2002          2001
                                                   ----          ----          ----          ----          ----
                                                                      (Dollars in Thousands)
Nonaccruing loans.........................        $10,030       $15,355       $19,453       $14,134       $6,327
Loans contractually past due 90
  days or more other than
  nonaccruing.............................          3,965         1,907         6,530         6,676        4,828
Restructured loans........................            310         2,019           641         2,508        3,511
                                                  -------       -------       -------       -------       -------
                                                  $14,305       $19,281       $26,624       $23,318       $14,666
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

Interest income of $788,000 for the year ended December 31, 2005, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $1,074,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $64,494,000 as of December 31, 2005, not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

The Corporation's affiliate banks generate commercial, mortgage and consumer loans from customers located primarily in north-central and east-central Indiana and Butler, Franklin and Hamilton counties in Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

----------------

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                                    2005             2004             2003            2002            2001
                                                    ----             ----             ----            ----            ----
                                                                             (Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1....................        $ 22,548         $ 25,493         $ 22,417        $ 15,141        $ 12,454

  Chargeoffs:
    Commercial and industrial(1)...........          3,763            7,455            5,023           4,711           1,688
    Real estate mortgage(3)................          2,117            1,588            2,111             800             227
    Individuals' loans for household and
      other personal expenditures,
      including other loans................          1,864            1,858            5,005           2,602           1,632
                                                  --------         --------         --------        --------        --------
      Total chargeoffs.....................          7,744           10,901           12,139           8,113           3,547
                                                  --------         --------         --------        --------        --------
  Recoveries:
    Commercial and industrial(2)...........          1,283            1,629            1,002             549             176
    Real estate mortgage(4)................            122              161              421              92              32
    Individuals' loans for household and
      other personal expenditures,
      including other loans................            625              461              588             672             365
                                                  --------         --------         --------        --------        --------
      Total recoveries.....................          2,030            2,251            2,011           1,313             573
                                                  --------         --------         --------        --------        --------

  Net chargeoffs...........................          5,714            8,650           10,128           6,800           2,974
                                                  --------         --------         --------        --------        --------
  Provisions for loan losses...............          8,354            5,705            9,477           7,174           3,576
  Allowance acquired in purchase...........                                            3,727           6,902           2,085
                                                  --------         --------         --------        --------        --------
  Balance at December 31...................        $25,188          $22,548          $25,493         $22,417         $15,141
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

  Ratio of net chargeoffs during the
   period to average loans
   outstanding during the period..........           .23%             .37%             .44%             .37%             .23%




----------------

The information regarding the analysis of loan loss experience on pages 9 and 10 of the First Merchants Corporation - Annual Report 2005 under the caption "ASSET QUALITY/PROVISION FOR LOAN LOSSES" is expressly incorporated herein by reference.

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans:

                                                                    2005                             2004
                                                         -------------------------        -------------------------
                                                          Amount          Per Cent         Amount          Per Cent
                                                         --------         --------        --------         --------
                                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $  7,430            31.0%        $ 16,821            30.9%
  Real estate mortgage(2).....................             13,149            60.5            1,916            60.6
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              4,509             8.5            3,711             8.5
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 25,188           100.0%        $ 22,548           100.0%
                                                         ========           ======        ========           ======


                                                                     2003                             2002
                                                         -------------------------         -------------------------
                                                          Amount          Per Cent         Amount          Per Cent
                                                         --------         --------        --------         --------
                                                                            (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $ 17,517            29.9%        $ 12,405            31.8%
  Real estate mortgage(2).....................              4,441            60.8            2,875            57.3
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              3,435             9.3            7,037            10.9
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 25,493           100.0%        $ 22,417           100.0%
                                                         ========           ======        ========           ======

                                                                     2001
                                                         -------------------------
                                                          Amount          Per Cent
                                                         --------         --------
                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $  6,884            29.2%
  Real estate mortgage(2).....................              2,655            56.9
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              5,502            13.9
  Unallocated. .... ..........................                100            N/A
                                                         --------           ------
  Totals......................................           $ 15,141           100.0%
                                                         ========           ======

  (1) Category also includes the allowance for loan losses and percent of loans for lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
  (2) Category includes the allowance for loan losses and percent of loans for commercial real estate, farmland and residential real estate loans.

At December 31, 2005, the Corporation had no concentration of loans exceeding 10 percent of total loans, which are not otherwise disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.

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

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                                           2005              2004              2003
                                                                     ---------------   ---------------   ---------------
                                                                                    (Dollars in Thousands)
As of, and for the year ending December 31:
  Impaired loans with an allowance............................        $      7,540      $      7,728      $     12,725
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan................................              44,840            41,683            32,047
                                                                      ------------      ------------      ------------

        Total impaired loans..................................        $     52,380      $     49,411      $     44,772
                                                                      ============      ============      ============

Total impaired loans as a percent of total loans..............               2.13%             2.03%             1.90%

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses)..................        $      2,824      $      1,673      $      5,728
  Average balance of impaired loans...........................              44,790            59,568            50,245
  Interest income recognized on impaired loans................               3,747             4,166             3,259
  Cash basis interest included above..........................               3,951             3,029             2,714

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2005, 2004 and 2003 are presented within the "Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and Interest Differential" table on page 11 of this Form 10-K.

As of December 31, 2005, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                       Maturing
                                                   -------------------------------------------------
                                    3 Months            3-6              6-12            Over 12
                                    or less           Months            Months           Months             Total
                                  -------------    --------------    --------------   --------------    --------------
                                                                (Dollars in Thousands)
Certificates of deposit and
  other time deposits..........     $109,317         $ 33,338           $ 41,961         $ 92,063          $276,679
Per cent.......................           40%              12%                15%              33%              100%

RETURN ON EQUITY AND ASSETS

The information regarding return on equity and assets presented on page 2 of the First Merchants Corporation - Annual Report 2005 under the caption "Five - Year Summary of Selected Financial Data" is expressly incorporated herein by reference.

SHORT-TERM BORROWINGS

                                                                     2005                2004                2003
                                                              -----------------   -----------------   -----------------
                                                                               (Dollars in Thousands)
Balance at December 31:
  Securities sold under repurchase
    agreements (short-term portion)........                       $ 106,415           $  87,472           $  71,095
  Federal funds purchased..................                          50,000              32,550
                                                                  ---------           ---------           ---------
          Total short-term borrowings......                       $ 156,415           $ 120,022           $  71,095
                                                                  =========           =========           =========

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-sponsored agency securities.

Pertinent information with respect to short-term borrowings is summarized below:

                                                                       2005                2004                2003
                                                                 -----------------   -----------------   -----------------
                                                                                  (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:

    Securities sold under repurchase
        agreements(short-term portion)..............                   3.8%                1.8%                1.4%
    Total short-term borrowings.....................                   4.3                 1.9                 1.4

Weighted average interest rate during the year:
    Securities sold under repurchase
        agreements (short-term portion).............                   2.1%                 .8%                 .9%
    Total short-term borrowings.....................                   2.3                 1.0                  .9

Highest amount outstanding at any month end
during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  68,198           $  37,771           $  69,396
    Total short-term borrowings.....................               144,898             120,019             113,618

Average amount outstanding during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  77,969           $  62,702           $  51,780
    Total short-term borrowings.....................                95,447              81,194              59,719



ITEM 1A. RISK FACTORS
--------------------------------------------------------------------------------

RISK FACTORS

There are a number of factors, including those specified below, that may adversely affect the Corporation's business, financial results or stock price. Additional risks that the Corporation currently does not know about or currently views as immaterial may also impair the Corporation's business or adversely impact its financial results or stock price.

INDUSTRY RISK FACTORS

* The Corporation's business and financial results are significantly affected by general business and economic conditions.

The Corporation's business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. For example, an economic downturn, an increase in unemployment, or other events that affect household and/or corporate incomes could result in a deterioration of credit quality, a change in the allowance for loan losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation's borrowers could negatively affect repayment of those borrowers' loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation's liquidity needs.

*  Changes  in  the  domestic   interest  rate  environment   could  reduce  the
Corporation's net interest income.

The operations of financial institutions such as the Corporation are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, the Corporation's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other investment vehicles (including mutual funds) generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

* Changes in the laws, regulations and policies governing banks and financial services companies could alter the Corporation's business environment and adversely affect operations.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part the Corporation's cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect the Corporation's net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that the Corporation holds, such as debt securities. The Corporation and its bank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Congress and state legislatures and federal and state agencies continually review banking laws, regulations and policies for possible changes. Changes in statutes, regulations or policies could affect the Corporation in substantial and unpredictable ways, including limiting the types of financial services and products that the Corporation offers and/or increasing the ability of non-banks to offer competing financial services and products. The Corporation cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Corporation's financial condition or results of operations.

* The banking and financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Corporation's financial results.

The Corporation operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The Corporation competes with other banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Corporation's competitors have fewer regulatory constraints and some have lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which the Corporation and financial services industry are highly dependent, could present operational issues and require capital spending.

* Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Geopolitical conditions may also affect the Corporation's earnings. Acts or threats or terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions.

CORPORATION RISK FACTORS

* The Corporation's allowance for loan losses may not be adequate to cover actual losses.

The Corporation maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses represents management's estimate of probable losses inherent in the Corporation's loan portfolio. The Corporation's allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the first two components of the allowance. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes, will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

* The Corporation may suffer losses in its loan portfolio despite its underwriting practices.

The Corporation seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. The Corporation's strategy for credit risk management includes conservative credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality. There is a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. Although the Corporation believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Corporation may incur losses on loans due to the factors previously discussed.

* Because the nature of the financial services business involves a high volume of transactions, the Corporation faces significant operational risks.

The Corporation operates in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from the Corporation's operations, including, but not limited to, the risk of fraud by employees or persons outside of the Corporation, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Corporation could suffer financial loss, face regulatory action and suffer damage to its reputation.

*  A natural disaster could harm the Corporation's business.

Natural disasters could harm the Corporation's operations directly through interference with communications, as well as through the destruction of facilities and operational, financial and management information systems. These events could prevent the Corporation from gathering deposits, originating loans and processing and controlling its flow of business.

* The Corporation faces systems failure risks as well as security risks, including "hacking" and "identity theft."

The computer systems and network infrastructure the Corporation uses could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in our operations could adversely affect our business and financial results. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.

* The Corporation relies on dividends from its subsidiaries for its liquidity needs.

The Corporation is a separate and distinct legal entity from its bank and non-bank subsidiaries. The Corporation receives substantially all of its cash from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Corporation's stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank subsidiaries may pay to the Corporation.

* The Corporation's reported financial results depend on management's selection of accounting methods and certain assumptions and estimates.

The Corporation's accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation's management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with Generally Accepted Accounting Principles and reflect management's judgment of the most appropriate manner to report the Corporation's financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation's reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation's financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for loan losses; the valuation of investment securities; the valuation of goodwill and intangible assets; and pension accounting. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following: significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; or significantly increase its pension liability. For more information, refer to pages 3 through 6 of the First Merchants Corporation - Annual Report 2005 under the caption "Critical Accounting Policies."

* Changes in accounting standards could materially impact the Corporation's financial statements.

From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of the Corporation's financial statements. These changes can be hard to predict and can materially impact how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively, resulting in the Corporation's restating prior period financial statements.

* Significant legal actions could subject the Corporation to substantial uninsured liabilities.

The Corporation is from time to time subject to claims related to its operations. These claims and legal actions, including supervisory actions by the Corporation's regulators, could involve large monetary claims and significant defense costs. To protect itself from the cost of these claims, the Corporation maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations. However, the Corporation's insurance coverage may not cover all claims against the Corporation or continue to be available to the Corporation at a reasonable cost. As a result, the Corporation may be exposed to substantial uninsured liabilities, which could adversely affect the Corporation's results of operations and financial condition.

* Negative publicity could damage the Corporation's reputation and adversely impact its business and financial results.

Reputation risk, or the risk to the Corporation's earnings and capital from negative publicity, is inherent in the Corporation's business. Negative publicity can result from the Corporation's actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect the Corporation's ability to keep and attract customers and can expose the Corporation to litigation and regulatory action. Although the Corporation takes steps to minimize reputation risk in dealing with customers and other constituencies, the Corporation is inherently exposed to this risk.

* Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

The Corporation regularly explores opportunities to acquire banks, financial institutions, or other financial services businesses or assets. The Corporation cannot predict the number, size or timing of acquisitions. Difficulty in integrating an acquired business or company may cause the Corporation not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Corporation's business or the business of the acquired company, or otherwise adversely affect the Corporation's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

*  The Corporation's stock price can be volatile.

The Corporation's stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Corporation's quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; strategic partnerships, joint ventures or capital commitments; operating and stock price performance of other companies that investors deem comparable to the Corporation; new technology used or services offered by the Corporation's competitors; news reports relating to trends, concerns and other issues in the banking and financial services industry, and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Corporation's stock price to decrease, regardless of the Corporation's operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
--------------------------------------------------------------------------------

None.

ITEM 2.  PROPERTIES.
--------------------------------------------------------------------------------

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. The building is owned by First Merchants.

The Corporation's affiliate banks conduct business through numerous facilities owned and leased by the respective affiliate banks. Of the 65 banking offices operated by the Corporation's affiliate banks, 51 are owned by the respective banks and 14 are leased from non-affiliated third parties.

None of the properties owned by the Corporation's affiliate banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2005 was $39,417,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

No matters were submitted during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                                 Offices with the Corporation                 Principal Occupation
               Name and Age                          And Subsidiary Banks                    During Past Five Years
------------------------------------------- ---------------------------------------- ----------------------------------------

Michael L. Cox                              President, Chief Executive Officer,      Chief Executive Officer of the Corporation
61                                          Corporation                              since April 1999; President First Merchants
                                                                                     from April 1999 to September 2000; President
                                                                                     and Chief Operating Officer, Corporation since
                                                                                     August 1998 and from May 1994 to April 1999
                                                                                     respectively; President and Chief Operating
                                                                                     Officer, First Merchants from April, 1996 to
                                                                                     April 1999; Director, Corporation and First
                                                                                     Merchants since December, 1984.

Michael C. Rechin                           Executive Vice President and Chief       Executive Vice President and Chief Operating
47                                          Operating Officer, Corporation           Officer, Corporation since November 2005;
                                                                                     Executive Vice President, Corporate Banking
                                                                                     National City Bank from 1995 to November 2005.

Mark K. Hardwick                            Executive Vice President and Chief       Executive Vice President and Chief Financial
35                                          Financial Officer, Corporation           Officer of the Corporation since December 2005;
                                                                                     Senior Vice President and Chief Financial
                                                                                     Officer from April 2002 to December 2005;
                                                                                     Corporate Controller, Corporation from November
                                                                                     1997 to April 2002.

Robert R. Connors                           Senior Vice President, Chief             Senior Vice President and Chief Information
56                                          Information Officer, Corporation         Officer of the Corporation and First Merchants
                                            and First Merchants                      since January 2006; Senior Vice President of
                                                                                     Operations and Technology, Corporation and
                                                                                     First Merchants from August 2002 to January
                                                                                     2006; Senior Vice President of Operations and
                                                                                     Compliance Officer at First Internet Bank of
                                                                                     Indiana from 1999 to 2002.

Shawn R. Blackburn                          Senior Vice President of                 Senior Vice President of Administrative
52                                          Administrative Services, Corporation     Services, Corporation since May 2005; Senior
                                                                                     National Bank Examiner, Office of Comptroller
                                                                                     of the Currency from 1978 to 2005.

Kimberly J. Ellington                      Senior Vice President and Director of     Senior Vice President and Director of Human
46                                         Human Resources, Corporation              Resources since 2004; Vice President and
                                                                                     Director of Human Resources, Corporation from
                                                                                     1999 to 2004.

Jeffrey B. Lorentson                       First Vice President and Corporate        First Vice President and Corporate Controller,
42                                         Controller, Corporation                   Corporation since March 2003; Vice President
                                                                                     and Corporate Controller, Corporation from
                                                                                     April 2002 to March 2003; Senior Manager, Ernst
                                                                                     & Young, LLP from 1998 to 2002.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------
The information on pages 52 and 53 of the First Merchants Corporation - Annual Report 2005 under the captions "Annual Meeting, Stock Price and Dividend Information" and "Common Stock Listing", is expressly incorporated herein by reference.

The following table presents information relating to the Corporation's purchases of its equity securities during the quarter ended December 31, 2005, as follows(1):

                                                                                              MAXIMUM NUMBER OF
                                                                   TOTAL NUMBER OF           SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE      SHARES PURCHASED AS PART       BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE     OF BOARD AUTHORIZATION(1)    BOARD AUTHORIZATION(1)
      ------            ----------------    --------------    -------------------------    -----------------------
October 1-31, 2005            0                   0                      0                            0
November 1-30, 2005        105,000(2)           25.60                    0                            0
December 1-31, 2005           0                   0                      0                            0

(1) On February 8, 2005, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. On June 14,
2005 and August 9, 2005, the Corporation's Board authorized management to repurchase addtional shares of the Corporation's Common Stock, totaling 6,500 and 243,500 shares, respectively. These authorizations were not publicly announced and expire February 14, 2006. There were 138,500 remaining shares that may yet be purchased pursuant to such authorizations as of December 31, 2005.

(2) These shares were purchased in open-market transactions pursuant to the Board's authorization to repurchase shares.

The following table presents information relating to securities authorized under equity compensation plans.

                      Equity Compensation Plan Information

                                      Number of securities to    Weighted-average        Number of securities remaining
                                      be issued upon exercise    exercise price of       available for future issuance under
                                      of outstanding options,    outstanding options,    equity compensations plans (excluding
    Plan category                     warrants and rights        warrants and rights     securities reflected in first column)
    -------------                     -----------------------    --------------------    -------------------------------------
Equity compensation plans approved
  by stockholders                                  1,060,108     $             23.37                                400,000 (1)
Equity compensation plans not
  approved by stockholders(2)                         44,679                   21.18
                                      -----------------------    --------------------    -------------------------------------
  Total                                            1,104,787     $             23.28                                400,000 (1)
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

ITEM 6.      SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

The information on page 2 of the First Merchants Corporation - Annual Report 2005 under the caption "Five-Year Summary of Selected Financial Data", is expressly incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information on pages 3 through 18 of the First Merchants Corporation - Annual Report 2005 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", is expressly incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------------------

The information on pages 12 through 14 of the First Merchants Corporation - Annual Report 2005 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the section "Interest Sensitivity and Disclosures About Market Risk", is expressly incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

Pages 19 through 51 of the First Merchants Corporation - Annual Report 2005, are expressly incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 2005, there have been no disagreements with the Corporation's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in "Internal Control - Integrated
Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation's internal control over financial reporting as of December 31, 2005 is effective based on the specified criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Merchants Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that First Merchants Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated January 27, 2006, expressed an unqualified opinion thereon.

BKD, LLP


Indianapolis, Indiana
January 27, 2006


ITEM 9B.  OTHER INFORMATION
--------------------------------------------------------------------------------

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

The information in the Corporation's Proxy Statement dated March 2, 2006 furnished to its stockholders in connection with an annual meeting to be held April 13, 2006 (the "2006 Proxy Statement"), under the captions "ELECTION OF DIRECTORS", "COMMITTEES OF THE BOARD" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K and is expressly incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Controller and Treasurer. It is part of the Corporation's Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Ethics may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation's web site, which can be accessed at http://www.firstmerchants.com.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The information in the Corporation's 2006 Proxy Statement, under the captions, "COMPENSATION OF DIRECTORS", "COMPENSATION OF EXECUTIVE OFFICERS", "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Interlocks and Insider Participation" and "PERFORMANCE GRAPH" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The information in the Corporation's 2006 Proxy Statement, under the caption, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 of this annual report on Form 10-K under the table entitled "Equity Compensation Plan Information" and is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

The information in the Corporation's 2006 Proxy Statement, under the caption "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS," is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
--------------------------------------------------------------------------------

The information in the Corporation's 2006 Proxy Statement, under the caption "INDEPENDENT PUBLIC ACCOUNTANTS", is expressly incorporated herein by reference.

                                     PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.
--------------------------------------------------------------------------------


(a) 1.      Financial Statements:
                 Independent accountants' report
                 Consolidated balance sheets at
                      December 31, 2005 and 2004
                 Consolidated statements of income,
                      years ended December 31, 2005,
                      2004 and 2003
                 Consolidated statements of comprehensive income,
                      years ended December 31, 2005, 2004 and 2003
                 Consolidated statements of stockholders' equity,
                      years ended December 31, 2005, 2004 and 2003
                 Consolidated statements of cash flows,
                      years ended December 31, 2005,
                      2004 and 2003
                 Notes to consolidated financial
                      statements


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


(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b Bylaws of First Merchants Corporation (Incorporated by reference to registrant's Form 10-K for year ended December 31, 2004)

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

   4.5         Preferred Securities Guarantee Agreement dated April 17, 2002 (3)

   4.6         Indenture dated April 17, 2002 (3)

   4.7         First Supplemental Indenture dated April 17, 2002 (3)

   4.8         8.75% Junior Subordinated Debenture due June 30, 2002 (3)

--------------------------------------------------------------------------------

       10a First Merchants Corporation Senior Management Incentive Compensation Program, as amended. (Incorporated by reference to the registrant's Form 10-Q for the quarter ended June 30,
                   2005)(1)

       10b         First  Merchants   Corporation  1994  Stock  Option  Plan.
                   (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1993)(1)

       10c First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006. (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006)(1)

       10d First Merchants Corporation Change of Control Agreement with Michael C. Rechin dated December 13, 2005. (Incorporated by reference to registrant's Form 8-K filed on December 19,
                   2005)(1)

       10e First Merchants Corporation Change of Control Agreement with Shawn R. Blackburn dated May 2, 2005. (Incorporated by reference to registrant's Form 8-K filed on May 4, 2005)(1)

       10f First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2002)(1)

       10g First Merchants Corporation Change of Control Agreement with Michael L. Cox dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31, 2003)(1)

       10h First Merchants Corporation Change of Control Agreement with Kimberly J. Ellington dated January 1, 2005.(2)

       10i First Merchants Corporation Change of Control Agreement with Jeffrey B. Lorentson dated January 1, 2004.(2)

       10j First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

       10k First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

       13 First Merchants Corporation - Annual Report 2005 (except for the pages and information expressly incorporated by reference in this Form 10-K, the First Merchants Corporation
                   - Annual Report 2005 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)(2)

       21          Subsidiaries of Registrant(2)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2006.

                                              FIRST MERCHANTS CORPORATION

                                              By /s/ Michael L.Cox
                                              -----------------------------
                                                     Michael L. Cox, President
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 16th day of March, 2006.

/s/ Michael L. Cox                        /s/ Mark K. Hardwick
--------------------------------------    --------------------------------------
   Michael L. Cox  President and          Mark K. Hardwick  Executive Vice
                   Chief Executive                          President and Chief
                   Officer (Principal                       Financial Officer
                   Executive Officer)                       (Principal Financial
                                                            and Principal
                                                            Accounting Officer)

/s/ Robert M. Smitson*                     /s/ Michael L. Cox
------------------------------------       ------------------------------------
    Robert M. Smitson       Director           Michael L. Cox          Director

/s/ Michael C. Rechin*                     /s/ Barry J. Hudson*
------------------------------------       ------------------------------------
    Michael C. Rechin       Director           Barry J. Hudson         Director

/s/ James F. Ault*                         /s/ Robert T. Jeffares*
------------------------------------       ------------------------------------
    James F. Ault           Director           Robert T. Jeffares      Director

/s/Richard A. Boehning*                    /s/ Thomas D. McAuliffe*
------------------------------------       ------------------------------------
   Richard A. Boehning      Director           Thomas D. McAuliffe     Director

/s/ Thomas B. Clark*                       /s/ Charles E. Schalliol*
------------------------------------       ------------------------------------
    Thomas B. Clark         Director           Charles E. Schalliol    Director

/s/ Roderick English*
------------------------------------       ------------------------------------
    Roderick English        Director           Jean L. Wojtowicz       Director

/s/ Dr. Jo Ann M. Gora*
------------------------------------
    Dr. Jo Ann M. Gora      Director


* By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

                                                 By  /s/ Mark K. Hardwick
                                                 ------------------------------
                                                         Mark K. Hardwick
                                                         As Attorney-in-Fact
                                                         March 16, 2006

INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b Bylaws of First Merchants Corporation (Incorporated by reference to registrant's Form 10-K for year ended December 31, 2004)

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

   4.5         Preferred Securities Guarantee Agreement dated April 17, 2002 (3)

   4.6         Indenture dated April 17, 2002 (3)

   4.7         First Supplemental Indenture dated April 17, 2002 (3)

   4.8         8.75% Junior Subordinated Debenture due June 30, 2002 (3)

       10a First Merchants Corporation Senior Management Incentive Compensation Program, as amended. (Incorporated by reference to the registrant's Form 10-Q for the quarter ended June 30,
                   2005)(1)

       10b         First  Merchants   Corporation  1994  Stock  Option  Plan.
                   (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1993)(1)

       10c First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006. (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006)(1)

       10d First Merchants Corporation Change of Control Agreement with Michael C. Rechin dated December 13, 2005. (Incorporated by reference to registrant's Form 8-K filed on December 19,
                   2005)(1)

       10e First Merchants Corporation Change of Control Agreement with Shawn R. Blackburn dated May 2, 2005. (Incorporated by reference to registrant's Form 8-K filed on May 4, 2005)(1)

       10f First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2002)(1)

       10g First Merchants Corporation Change of Control Agreement with Michael L. Cox dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31, 2003)(1)

       10h First Merchants Corporation Change of Control Agreement with Kimberly J. Ellington dated January 1, 2005.(2)

       10i First Merchants Corporation Change of Control Agreement with Jeffrey B. Lorentson dated January 1, 2004.(2)

       10j First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

       10k First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

       13 First Merchants Corporation - Annual Report 2005 (except for the pages and information expressly incorporated by reference in this Form 10-K, the First Merchants Corporation
                   - Annual Report 2005 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)(2)

       21          Subsidiaries of Registrant(2)

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

                                   EXHIBIT-10h
          First Merchants Corporation Change of Control Agreement with
                 Kimberly J. Ellington dated January 1, 2005.

                           CHANGE OF CONTROL AGREEMENT

         This Agreement is made and entered into as of January 1, 2005, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Kimberly J. Ellington (hereinafter referred to as "Executive"), of Yorktown, Indiana.

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

         NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Senior Vice President and Director of Human Resources, the Corporation and the Executive, each intending to be legally bound, covenant and agree as follows:

         1.       Term of Agreement.

         This  Agreement  shall  continue in effect  through  December 31,  2005;  provided,  however,  that commencing  on  December  31,  2005 and each  December  31  thereafter,  the  term of this  Agreement  shall automatically  be extended for one  additional  year  unless,  not later than October 31, 2005 or October 31 immediately  preceding any December 31 thereafter,  the  Corporation  shall have given the Executive  notice that it does not wish to extend this  Agreement;  and provided  further,  that if a Change of Control of the
Corporation,  as defined in Section 2, shall have  occurred  during the  original or  extended  term of this
Agreement,  this Agreement  shall continue in effect for a period of not less than  twenty-four  (24) months beyond the month in which such Change of Control occurred.


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

                  (E)      If  the  payments  or  benefits,  if  any,  received  or to be  received  by  the
                           Executive  (whether  under this  Agreement or under any other plan,  arrangement, or agreement  between the Executive  and the  Corporation),  in  connection  with termination or Constructive  Termination of the Executive's  employment following a Change  of  Control,  constitute  an  "excess  parachute  payment"  within  the meaning of ss.280G of the Internal  Revenue Code ("Code"), the Corporation  shall pay to the  Executive,  no  later  than  the  fifth  day  following  the  Date of
                           Termination,   an  additional   amount  (as   determined  by  the   Corporation's
                           independent  public  accountants) equal to the excise tax, if any, imposed on the
                           "excess parachute  payment" under ss.4999 of the Code; provided, however,  if the amount  of such  excise  tax is  finally  determined  to be more or less than the amount paid to the  Executive  hereunder,  the  Corporation  (or the Executive if the finally  determined  amount is less than the original  amount paid) shall pay the  difference  between the amount  originally  paid and the finally  determined amount to the other  party no later  than the fifth day  following  the date such final determination is made;

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

         IN WITNESS  WHEREOF,  the  Corporation  has caused  this  Agreement  to be  executed  by their duly authorized  officers,  and the  Executive has  hereunder  subscribed  his name, as of the day and year first above written.


"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION


By ______________________________           By ______________________________
    Michael L. Cox,                              Kimberly J. Ellington
    President & Chief Executive Officer


                                   EXHIBIT-10i
          First Merchants Corporation Change of Control Agreement with
                   Jeffrey B. Lorentson dated January 1, 2004.

                           CHANGE OF CONTROL AGREEMENT

         This Agreement is made and entered into as of January 1, 2004, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Jeffrey B. Lorentson (hereinafter referred to as "Executive"), of Fishers, Indiana.

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

         NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its First Vice President and Corporate Controller, the Corporation and the Executive, each intending to be legally bound, covenant and agree as follows:

         1.       Term of Agreement.

         This Agreement shall continue in effect through  December 31, 2004;  provided,  however, that  commencing  on  December  31,  2004  and  each  December  31  thereafter,  the term of this
Agreement  shall  automatically  be  extended  for one  additional  year  unless,  not later than
October  31,  2004  or  October  31  immediately  preceding  any  December  31  thereafter,   the
Corporation  shall  have  given  the  Executive  notice  that it does  not  wish to  extend  this
Agreement;  and provided further,  that if a Change of Control of the Corporation,  as defined in
Section 2, shall have  occurred  during the  original or extended  term of this  Agreement,  this
Agreement shall continue in effect for a period of not less than  twenty-four  (24) months beyond the month in which such Change of Control occurred.


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

                  (B)      In lieu of any further  salary  payments to the  Executive for periods subsequent  to the Date of  Termination,  no later  than the fifth day following the Date of Termination,  the  Corporation  shall pay to the
                           Executive a lump sum severance  payment,  in cash, equal to one (1.00)
                           times the sum of (a) the  Executive's  annual  base  salary rate as in effect on the date of the Notice of  Termination,  and (b) the largest bonus received by the Executive  during the two (2) years  immediately preceding the Date of Termination under the  Corporation's  Management
                           Incentive Plan covering the Executive;

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

                  (E)      If the  payments or  benefits,  if any,  received or to be received by the Executive  (whether  under this Agreement or under any other plan, arrangement,  or agreement between the Executive and the Corporation), in connection  with  termination  or  Constructive  Termination of the
                           Executive's  employment  following a Change of Control,  constitute an
                           "excess  parachute  payment" within  the  meaning  of  ss.280G of  the
                           Internal  Revenue  Code  ("Code"),  the  Corporation  shall pay to the
                           Executive,  no  later  than  the  fifth  day  following  the  Date  of
                           Termination,  an additional amount (as determined by the Corporation's independent  public  accountants)  equal to the  excise  tax,  if any, imposed on the "excess  parachute  payment" under ss.4999 of the Code;
                           provided,  however,  if the  amount  of  such  excise  tax is  finally determined  to be more or less than the amount  paid to the  Executive
                           hereunder,   the   Corporation   (or  the  Executive  if  the  finally
                           determined  amount is less than the  original  amount  paid) shall pay the  difference  between  the amount  originally  paid and the finally determined  amount  to the  other  party no later  than the  fifth day following the date such final determination is made;

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


"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION


By ______________________________           By ______________________________
    Michael L. Cox,                             Jeffrey B. Lorentson
    President & Chief Executive Officer


                                   EXHIBIT-13
                FIRST MERCHANTS CORPORATION - ANNUAL REPORT 2005

EXHIBIT 13--FIRST MERCHANTS CORPORATION - ANNUAL REPORT 2005

FINANCIAL REVIEW

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA                                   1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       19

CONSOLIDATED FINANCIAL STATEMENTS                                             20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    24

ANNUAL MEETING, STOCK PRICE AND DIVIDEND INFORMATION                          52

COMMON STOCK LISTING                                                          53

FORM 10-K, FINANCIAL INFORMATION AND CODE OF ETHICS                           54

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except share data)                               2005           2004           2003           2002           2001
===================================================================================================================================
Operations (3)(5)(6)
Net Interest Income
     Fully Taxable Equivalent (FTE) Basis ..............     $  114,907     $  108,986     $  106,899     $   96,599     $   66,806
Less Tax Equivalent Adjustment .........................          3,778          3,597          3,757          3,676          2,445
                                                             ----------     ----------     ----------     ----------     ----------
Net Interest Income ....................................        111,129        105,389        103,142         92,923         64,361
Provision for Loan Losses ..............................          8,354          5,705          9,477          7,174          3,576
                                                             ----------     ----------     ----------     ----------     ----------
Net Interest Income
     After Provision for Loan Losses ...................        102,775         99,684         93,665         85,749         60,785
Total Other Income .....................................         34,717         34,554         35,902         27,077         18,543
Total Other Expenses ...................................         93,957         91,642         91,279         71,009         45,195
                                                             ----------     ----------     ----------     ----------     ----------
     Income Before Income Tax Expense ..................         43,535         42,596         38,288         41,817         34,133
Income Tax Expense .....................................         13,296         13,185         10,717         13,981         11,924
                                                             ----------     ----------     ----------     ----------     ----------
Net Income .............................................     $   30,239     $   29,411     $   27,571     $   27,836     $   22,209
                                                             ==========     ==========     ==========     ==========     ==========
Per share data (1)(3)(5)(6)
Basic Net Income .......................................     $     1.64     $     1.59     $     1.51     $     1.70     $     1.63
Diluted Net Income .....................................           1.63           1.58           1.50           1.69           1.61
Cash Dividends Paid ....................................            .92            .92            .90            .86            .84
December 31 Book Value .................................          17.02          16.93          16.42          15.24          12.82
December 31 Market Value (Bid Price) ...................          26.00          28.30          25.51          21.67          21.78

Average balances (3)(5)(6)
Total Assets ...........................................     $3,179,464     $3,109,104     $2,960,195     $2,406,251     $1,689,694
Total Loans (4) ........................................      2,434,134      2,369,017      2,281,614      1,842,429      1,270,555
Total Deposits .........................................      2,418,752      2,365,306      2,257,075      1,857,053      1,331,631
Securities Sold Under Repurchase Agreements
     (long-term portion) ...............................                           181                        66,535         44,394
Total Federal Home Loan Bank Advances ..................        227,311        225,375        208,733        155,387        103,941
Total Subordinated Debentures, Revolving
      Credit Lines and Term Loans ......................        106,811         96,230         94,203         52,756          2,571
Total Stockholders' Equity .............................        315,525        310,004        293,603        237,575        166,232

Year-end balances (3)(5)(6)
Total Assets ...........................................     $3,237,079     $3,191,668     $3,076,812     $2,678,687     $1,787,035
Total Loans (4) ........................................      2,462,337      2,431,418      2,356,546      2,025,922      1,359,893
Total Deposits .........................................      2,382,576      2,408,150      2,362,101      2,036,688      1,421,251
Securities Sold Under Repurchase Agreements
      (long-term portion) ..............................                           320                        23,632         32,500
Total Federal Home Loan Bank Advances ..................        247,865        223,663        212,779        184,677        103,499
Total Subordinated Debentures, Revolving
      Credit Lines and Term Loans ......................        103,956         97,206         97,782         72,488          8,500
Total Stockholders' Equity .............................        313,396        314,603        303,965        261,129        179,128

Financial ratios (3)(5)(6)
Return on Average Assets ...............................            .95%           .95%           .93%          1.16%          1.31%
Return on Average Stockholders' Equity .................           9.58           9.49           9.39          11.72          13.36
Average Earning Assets to Total Assets .................          90.93          90.28          89.99          91.38          93.29
Allowance for Loan Losses as % of Total Loans ..........           1.02            .93           1.08           1.11           1.11
Dividend Payout Ratio ..................................          56.44          58.23          60.00          50.89          52.17
Average Stockholders' Equity to Average Assets .........           9.92           9.97           9.92           9.87           9.84
Tax Equivalent Yield on Earning Assets (2) .............           6.26           5.72           5.98           6.83           7.80
Cost of Supporting Liabilities .........................           2.29           1.84           1.97           2.44           3.56
Net Interest Margin on Earning Assets ..................           3.97           3.88           4.01           4.39           4.24

(1)  Restated for all stock dividends and stock splits.

(2) Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(3) Business combinations that affect the comparability of the 2005, 2004 and 2003 information are discussed in Note 2 to the Consolidated Financial Statements.

(4)  Includes loans held for sale.

(5) On April 1, 2002, the Corporation acquired 100 percent of the outstanding stock of Lafayette Bancorporation, the holding company of Lafayette Bank and Trust Company, N.A. ("Lafayette"), which is located in Lafayette, Indiana. Lafayette is a national chartered bank with branches located in central Indiana. Lafayette Bancorporation was merged into the Corporation, and Lafayette maintained its bank charter as a subsidiary of First Merchants Corporation. The Corporation issued approximately 3,057,298 shares of its common stock at a cost of $21.30 per share and approximately $50,867,000 in cash to complete the transaction. As a result of the acquisition, the Corporation has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $115,978,000, including investments of $104,717,000; loans of $552,016,000; premises and equipment of $10,269,000; other assets of $64,074,000; deposits of $607,281,000; other liabilities of $81,762,000 and goodwill of $57,893,000. None of the goodwill is deductible for tax purposes. Additionally, core deposit intangibles totaling $16,052,000 were recognized and are being amortized over 10 years using the 150 percent declining balance method. The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of April 1, 2002. The purchase accounting adjustments are being amortized over the life of the respective asset or liability. Lafayette's results of operations are included in the Corporation's consolidated results of operations beginning April 1, 2002.

(6) On July 1, 2001, the Corporation acquired 100 percent of the outstanding stock of Francor Financial, Inc., the holding company of Frances Slocum Bank & Trust Company, N.A. ("Frances Slocum"), which is located in Wabash, Indiana. Frances Slocum is a national chartered bank with branches located in east-central Indiana. Francor Financial, Inc. was merged into the Corporation, and Frances Slocum maintained its bank charter as a subsidiary of First Merchants Corporation. The Corporation issued 784,838 shares of its common stock at a cost of $19.53 per share and $14,490,985 in cash to complete the transaction. As a result of the acquisition, the Corporation has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $29,454,000, including investments of $6,348,000; loans of $134,505,000;
     premises and equipment of $4,401,000; other assets of $28,233,000; deposits of $150,252,000; other liabilities of $6,492,000 and goodwill of $7,907,000. None of the goodwill is deductible for tax purposes. Additionally, core deposit intangibles totaling $4,804,000 were recognized and are being amortized over 10 years using the 150 percent declining balance method. The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of July 1, 2001. The purchase accounting adjustments are being amortized over the life of the respective asset or liability. Frances Slocum's results of operations are included in the Corporation's consolidated results of operations beginning July 1, 2001.

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

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the volume of loans, changes in mix, concentrations of loans in specific industries, asset quality trends (delinquencies, charge-offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation's internal loan review.

An unallocated reserve, primarily based on the factors noted above, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES continued

for individual loans or pools of loans. Allowances on individual loans and historical loss allocations are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions.

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

The annual pension expense for the Corporation is currently most sensitive to the discount rate. Each 25 basis point reduction in the 2006 discount rate of
5.5 percent would increase the Corporation's 2006 pension expense by approximately $93,000. In addition, each 25 basis point reduction in the 2006 expected rate of return of 7.5 percent would increase the Corporation's 2006 pension expense by approximately $97,000.

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


BUSINESS SUMMARY

The Corporation is a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include nine affiliate banks with over 65 locations in 17 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation's business activities are currently limited to one significant business segment, which is community banking. The Corporation's financial service affiliates include nine nationally chartered banks: First Merchants Bank, N.A., The Madison Community Bank, N.A., First United Bank, N.A., United Communities National Bank, First National Bank, Decatur Bank and Trust Company, N.A., Frances Slocum Bank & Trust Company, N.A., Lafayette Bank and Trust Company, N.A. and Commerce National Bank. Effective January 1, 2006, First United Bank, N.A. was merged into First Merchants Bank, N.A., and the name of the continuing institution is First Merchants Bank, N.A. The banks provide commercial and retail banking services. In addition, the Corporation's trust company, multi-line insurance company and title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

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

Management believes it is important to maintain a well controlled environment as we continue to grow our businesses. Sound credit policies are maintained and have resulted in declining nonperforming loans and net charge-offs as a percentage of loans outstanding from the prior year. Interest rate and market risks inherent in

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY continued

our asset and liability balances are managed within prudent ranges, while ensuring adequate liquidity and funding.

RESULTS OF OPERATIONS

As of December 31, 2005 total assets equaled $3,237,079,000, an increase of $45,411,000 from December 31, 2004. Of this amount, loans increased $30,919,000, investments increased $12,731,000, intangibles, including goodwill, decreased $2,451,000 and cash value of life insurance increased by $1,518,000. Details of these changes are discussed within the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2004 total assets equaled $3,191,668,000, an increase of $114,856,000 or 3.7 percent over 2003. Of this amount, loans increased $74,548,000 and investments increased $64,738,000.

Net income for 2005 totaled $30,239,000, an increase of $828,000 or 2.8 percent from 2004. Diluted earnings per share totaled $1.63, a 3.2 percent increase from $1.58 reported for 2004. The increase was primarily attributable to an improved net interest margin of 9 basis points as compared to 2004. However, the improvement to net interest margin and its impact to net income was partially mitigated by a $1,630,000 pension curtailment loss recorded during the year. These factors and others are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Return on equity totaled 9.58 percent in 2005, 9.49 percent in 2004, and 9.39 percent in 2003. Return on assets totaled .95 percent in 2005, .95 percent in 2004, and .93 percent in 2003. Multiple factors impacting the reported financial results are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. The Corporation's Tier I capital to average assets ratio was 7.70 percent and 7.50 percent at December 31, 2005 and 2004, respectively. In addition, at December 31, 2005, the Corporation had a Tier I risk-based capital ratio of 9.66 percent and total risk-based capital ratio of
11.72 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.68 percent as of December 31, 2005, down from 9.86 percent in 2004. When the Corporation acquires other companies for stock, GAAP capital increases by the entire amount of the purchase price.

The Corporation's tangible capital ratio, defined as total stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled
5.82 percent as of December 31, 2005 down from 5.92 percent in 2004.

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

                                                                    December 31,
(Dollars in Thousands)                                          2005            2004
========================================================================================
Average Goodwill.....................................        $  112,281      $  112,281
Average Core Deposit Intangible (CDI)................            19,001          22,164
Average Deferred Tax on CDI..........................            (6,959)         (8,105)
                                                             ----------      ----------
  Intangible Adjustment..............................        $  124,323      $  126,340
                                                             ==========      ==========

Average Stockholders' Equity (GAAP Capital)..........        $  315,525      $  310,004
Intangible Adjustment................................          (124,323)       (126,340)
                                                             ----------      ----------
  Average Tangible Capital...........................        $  191,202      $  183,664
                                                             ==========      ==========

Average Assets.......................................        $3,179,464      $3,109,104
Intangible Adjustment................................          (124,323)       (126,340)
                                                             ----------      ----------
  Average Tangible Assets............................        $3,055,141      $2,982,764
                                                             ==========      ==========

Net Income...........................................        $   30,239      $   29,411
CDI Amortization, net of tax.........................             1,955           2,133
                                                             ----------      ----------
  Tangible Net Income................................        $   32,194      $   31,544
                                                             ==========      ==========

Diluted Earnings per Share...........................        $     1.63      $     1.58
Diluted Tangible Earnings per Share..................        $     1.73      $     1.69

Return on Average GAAP Capital.......................              9.58%           9.49%
Return on Average Tangible Capital...................             16.84%          17.49%

Return on Average Assets.............................              0.95%           0.95%
Return on Average Tangible Assets....................              1.05%           1.06%

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY/PROVISION FOR LOAN LOSSES

The Corporation's primary business focus is small business and middle market commercial and residential real estate, auto and small consumer lending, which results in portfolio diversification. Management ensures that appropriate methods to understand and underwrite risk are utilized. Commercial loans are individually underwritten and judgmentally risk rated. They are periodically monitored and prompt corrective actions are taken on deteriorating loans. Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See Critical Accounting Policies)

At December 31, 2005, non-performing loans totaled $14,305,000, a decrease of $4,976,000, as noted in the following table. Loans 90 days past due other than non-accrual and restructured loans increased by $349,000. The amount of non-accrual loans totaled $10,030,000 at December 31, 2005. Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loans recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower's management.

At December 31, 2005, impaired loans totaled $52,380,000, an increase of $2,969,000 from year end 2004. At December 31, 2005, a specific allowance for losses was not deemed necessary for impaired loans totaling $44,840,000, but a specific allowance of $2,824,000 was recorded for the remaining balance of impaired loans of $7,540,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2005 was $44,790,000. The increase of total impaired loans is primarily due to the increase of performing, substandard classified loans, which comprise a portion of the Corporation's total impaired loans. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. For the Corporation, all performing, substandard classified loans are included in the impaired loan total.

At December 31, 2005, the allowance for loan losses was $25,188,000, an increase of $2,640,000 from year end 2004. As a percent of loans, the allowance was 1.02 percent at December 31, 2005 and .93 percent at December 31, 2004. Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at December 31, 2005. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes, will

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY/PROVISION FOR LOAN LOSSES continued

increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

The provision for loan losses in 2005 was $8,354,000, an increase of $2,649,000 from $5,705,000 in 2004. The Corporation's provision for loan losses increased primarily due to an increase in the five-year rolling historical loan charge-off ratio utilized within the Corporation's allowance for loan losses calculation.

The provision for loan losses in 2004 was $5,705,000, a decrease of $3,772,000 from $9,477,000 in 2003. The Corporation's allowance for loan losses reflected decreased non-performing loans and specific reserves, resulting in decreased provision expense in 2004.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.

(Dollars in Thousands)                                         December 31,
                                                           2005            2004
================================================================================

Non-accrual loans ..............................         $10,030         $15,355

Loans contractually
   past due 90 days or more
   other than non-accruing .....................           3,965           1,907

Restructured loans .............................             310           2,019
                                                         -------         -------

   Total .......................................         $14,305         $19,281
                                                         =======         =======

The table below represents loan loss experience for the years indicated.

(Dollars in Thousands)                                             2005            2004            2003
========================================================================================================
Allowance for loan losses:
    Balance at January 1 ..................................      $22,548         $25,493         $22,417
                                                                 -------         -------         -------
    Chargeoffs ............................................        7,744          10,901          12,139
    Recoveries ............................................        2,030           2,251           2,011
                                                                 -------         -------         -------
    Net chargeoffs ........................................        5,714           8,650          10,128
    Provision for loan losses .............................        8,354           5,705           9,477
    Allowance acquired in acquisitions.....................                                        3,727
                                                                 -------         -------         -------
    Balance at December 31 ................................      $25,188         $22,548         $25,493
                                                                 =======         =======         =======
   Ratio of net chargeoffs during the period to
     average loans outstanding during the period ..........         .23%            .37%            .44%

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

The most stable source, of liability-funded liquidity for both the long-term and short-term, is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. ("LaSalle") as funding sources. At December 31, 2005, total borrowings from the FHLB were $247,865,000, and the outstanding balance of the LaSalle revolving line of credit totaled $15,000,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacities from FHLB and LaSalle at December 31, 2005, were $62,228,000 and $5,000,000, respectively.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $422,627,000 at December 31, 2005. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $733,000 at December 31, 2005. In addition, other types of assets-such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year-are sources of liquidity.

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

The Corporation provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2005 are as follows:

                                                                 At December 31,
(Dollars in Thousands)                                                  2005
================================================================================

Amounts of commitments:
Loan commitments to extend credit ..........................        $574,384
Standby letters of credit ..................................          30,410
                                                                    --------
                                                                    $604,794
                                                                    ========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and other borrowing arrangements at December 31, 2005 are as follows:

                                                                                        2010
(Dollars in Thousands)               2006      2007      2008      2009       2010   and after    Total
===========================================================================================================
Operating leases                  $  2,055   $ 1,756   $ 1,275   $ 1,111   $  1,057   $  1,649  $  8,903
Federal funds purchased             50,000                                                        50,000
Securities sold under
  repurchase agreements            106,415                                                       106,415
Federal Home Loan Bank advances     56,335    32,495    32,839    11,382     35,192     79,622   247,865
Subordinated debentures,
  revolving credit lines and
  term loans                        15,000                                              88,956   103,956
                                  --------   -------   -------   -------   --------   --------  --------
Total                             $229,805   $34,251   $34,114   $12,493   $ 36,249   $170,227  $517,139
                                  ========   =======   =======   =======   ========   ========  ========

The Corporation has various purchase obligations for new facilities or improvements to existing facilities. At December 31, 2005, the Corporation's purchase obligations outstanding totaled $6,156,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK continued

Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2005, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2005.

(Dollars in Thousands)                                                             At December 31, 2005
-----------------------------------------------------------------------------------------------------------------------------------
                                                              1-180 DAYS   181-365 DAYS     1-5 YEARS    BEYOND 5 YEARS    TOTAL
===================================================================================================================================
Rate-Sensitive Assets:
   Interest-bearing deposits ...............................   $    8,748                                               $    8,748
   Investment securities ...................................       56,711    $   47,049     $  245,520     $   84,986      434,266
   Loans ...................................................    1,057,267       310,978        888,487        205,605    2,462,337
   Federal Reserve and Federal Home Loan Bank stock ........                                    21,665          1,535       23,200
                                                               ----------    ----------     ----------     ----------   ----------
        Total rate-sensitive assets ........................    1,122,726       358,027      1,155,672        292,126    2,928,551
                                                               ----------    ----------     ----------     ----------   ----------
Rate-Sensitive Liabilities:
   Federal funds purchased .................................       50,000                                                   50,000
   Interest-bearing deposits ...............................    1,355,305       233,450        428,325         51,161    2,068,241
   Securities sold under repurchase agreements .............      106,295           120                                    106,415
   Federal Home Loan Bank advances .........................       38,500        17,835        111,908         79,622      247,865
   Subordinated debentures, revolving credit
     lines and term loans  .................................       15,000                                      88,956      103,956
                                                               ----------    ----------     ----------     ----------   ----------
        Total rate-sensitive liabilities ...................    1,565,100       251,405        540,233        219,739    2,576,477
                                                               ----------    ----------     ----------     ----------   ----------

Interest rate sensitivity gap by period ....................   $ (442,374)   $  106,622     $  615,439     $   72,387
Cumulative rate sensitivity gap ............................     (447,374)     (335,752)       279,687        352,074
Cumulative rate sensitivity gap ratio
   at December 31, 2005 ....................................         71.7%         81.5%         111.9%         113.7%
   at December 31, 2004 ....................................         81.9%         90.0%         114.3%         116.1%

The Corporation had a cumulative negative gap of $335,752,000 in the one-year horizon at December 31, 2005, just over 10.4 percent of total assets.

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

The comparative rising and falling scenarios for the period ending December 31, 2006 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended December 31, 2006 are as follows:

Driver Rates                      RISING                 FALLING
================================================================================
Prime                             200 Basis Points       (200) Basis Points
Federal Funds                     200                    (200)
One-Year CMT                      200                    (200)
Two-Year CMT                      200                    (200)
Three-Year CMT                    200                    (200)
Five-Year CMT                     200                    (200)
CD's                              200                     (89)
FHLB Advances                     200                    (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon the Corporation's rate sensitive assets and liabilities at November 30, 2005. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                   BASE     RISING     FALLING
===============================================================================
Net Interest Income (Dollars in Thousands)       $111,989  $114,930   $109,220

Variance from base                                         $  2,941   $ (2,769)

Percent of change from base                                    2.63%     (2.47)%

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

Driver Rates                      RISING                FALLING
================================================================================
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

                                                   BASE     RISING     FALLING
================================================================================
Net Interest Income (Dollars in Thousands)       $109,311  $117,212   $ 97,757

Variance from base                                         $  7,901   $(11,554)

Percent of change from base                                     7.2%     (10.6)%

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

Earnings assets increased approximately $43,397,000 during 2005 as compared to 2004. Loans grew by $30,919,000. Positive growth of commercial and industrial loans, real estate construction and farmland real estate loans totaled approximately $45,622,000. In addition, individuals' loans for household and other personal expenditures grew approximately $1,607,000 during 2005. These increases were mitigated by a decline in residential real estate loans, agriculture loans and leases of approximately $14,773,000.

The table below reflects the earning asset mix for the years 2005 and 2004 (at December 31).

Earning Assets
(Dollars in Thousands)                                           December 31,
===================================================================================
                                                              2005          2004
                                                           ----------    ----------
       Interest-bearing time deposits .................    $    8,748    $    9,343
       Investment securities available for sale .......       422,627       416,177
       Investment securities held to maturity .........        11,639         5,358
       Mortgage loans held for sale ...................         4,910         3,367
       Loans ..........................................     2,457,427     2,428,051
       Federal Reserve and Federal Home Loan Bank stock        23,200        22,858
                                                           ----------    ----------
           Total ......................................    $2,928,551    $2,885,154
                                                           ==========    ==========

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; subordinated debentures, revolving credit lines and term loans) based on year-end levels at December 31, 2005 and 2004.

(Dollars in Thousands)                                        December 31,
                                                           2005           2004
                                                        ----------    ----------
Deposits ...........................................    $2,382,576    $2,408,150
Federal funds purchased ............................        50,000        32,550
Securities sold under repurchase agreements ........       106,415        87,472
Federal Home Loan Bank advances ....................       247,865       223,663
Subordinated debentures, revolving credit lines
   and term loans ..................................       103,956        97,206
                                                        ----------    ----------
                                                        $2,890,812    $2,849,041
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

NET INTEREST INCOME

Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The following table presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME continued

In 2005, asset yields increased 54 basis points (FTE) and interest cost increased 45 basis points, resulting in a 9 basis point (FTE) increase in net interest income as compared to 2004. The improvement in margin was primarily a result of eight 25 basis point overnight federal funds rate increases by the Federal Open Market Committee during this period. As a result, the Corporation's prime lending rates increased accordingly, while offsetting deposit rate increases were less significant.

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

(Dollars in Thousands)                                            December 31,
                                                         2005          2004           2003
                                                         ----          ----           ----
Net Interest Income ..........................        $  111,129    $  105,389     $  103,142
FTE Adjustment ...............................        $    3,778    $    3,597     $    3,757

Net Interest Income
  On a Fully Taxable Equivalent Basis ........        $  114,907    $  108,986     $  106,899

Average Earning Assets .......................        $2,891,121    $2,806,776     $2,663,853

Interest Income (FTE) as a Percent
  of Average Earning Assets ..................              6.26%         5.72%          5.98%

Interest Expense as a Percent
  of Average Earning Assets ..................              2.29%         1.84%          1.97%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets ..................              3.97%         3.88%          4.01%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME continued

Other income in 2005 amounted to $34,717,000, a .5 percent increase from 2004. The change in other income from 2005 to 2004 was minor and primarily attributable to fluctuations within the following other income items:

      1. Insurance commissions increased by $733,000, due to the receipt of increased profit sharing payments from insurance underwriters, as compared to the same period in 2004.

      2. Fees on debit cards and ATMs increased by approximately $899,000 as compared to the same period in 2004. This was primarily a result of increased card usage by customers.

      3. Net gains and fees on sales of mortgage loans decreased by $727,000 from the same period in 2004, as stabilizing mortgage interest rates caused reduced volumes of mortgage refinancing.

      4. In 2005, sales of available for sale securities resulted in a net loss of $2,000; however, in 2004, sales of available for sale securities resulted in net gains totaling $1,188,000.

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

OTHER EXPENSES

Other expenses represent non-interest operating expenses of the Corporation. Other expenses amounted to $93,957,000 in 2005, an increase of 2.5 percent from the prior year, or $2,315,000. A pension accounting loss, totaling approximately $1,630,000, was recorded during the first quarter of 2005 and accounts for most of the increase. The loss resulted from the curtailment of the accumulation of defined benefits in the Corporation's defined benefit plan.

Other expenses amounted to $91,642,000 in 2004, an increase of 0.4 percent from the prior year, or $363,000. The following factors account for most of the 2004 increase:

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

      3. Investment securities write-downs totaling $615,000 were incurred in 2003, resulting from other-than-temporary losses being recognized on two securities. No investment security write-downs, resulting from other-than temporary losses, were incurred during 2004.

      4. In 2003, the Corporation incurred $460,000 expense to fund the anticipation of a settlement of a claim. No such expense was incurred during 2004.

INCOME TAXES

Income tax expense totaled $13,296,000 for 2005, which is an increase of $111,000 from 2004. The 2005 increase in tax expense is primarily a result of the increase of the 2005 income before income tax, as compared to 2004.

In addition, the effective tax rates for the periods ending December 31, 2005, 2004 and 2003 were 30.5 percent, 31.0 percent and 28.0 percent, respectively. The effective tax rate has remained lower than the federal statutory income tax rate of 34 percent, primarily due to the Corporation's tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, income generated by subsidiaries domiciled in a state with no state or local income tax, increases in tax exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Merchants Corporation's internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 27, 2006 expressed unqualified opinions on management's assessment and on the effectiveness of the Corporation's internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
January 27, 2006

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(in thousands, except share data)                                                                       December 31,
==============================================================================================================================
                                                                                                      2005              2004
Assets
   Cash and due from banks ...........................................................           $    70,417       $    69,960
   Interest-bearing time deposits ....................................................                 8,748             9,343
   Investment securities
      Available for sale .............................................................               422,627           416,177
      Held to maturity (fair value of $11,510 and $5,520) ............................                11,639             5,358
                                                                                                 -----------       -----------
        Total investment securities ..................................................               434,266           421,535

   Mortgage loans held for sale ......................................................                 4,910             3,367
   Loans, net of allowance for loan losses of $25,188 and $22,548 ....................             2,432,239         2,405,503
   Premises and equipment ............................................................                39,417            38,254
   Federal Reserve and Federal Home Loan Bank stock ..................................                23,200            22,858
   Interest receivable ...............................................................                19,690            17,318
   Core deposit intangibles ..........................................................                17,567            20,669
   Goodwill ..........................................................................               121,266           120,615
   Cash value of life insurance ......................................................                43,579            42,061
   Other assets ......................................................................                21,780            20,185
                                                                                                 -----------       -----------
        Total assets .................................................................           $ 3,237,079       $ 3,191,668
                                                                                                 ===========       ===========

Liabilities
   Deposits
     Noninterest-bearing .............................................................           $   314,335       $   330,685
     Interest-bearing ................................................................             2,068,241         2,077,465
                                                                                                 -----------       -----------
       Total deposits ................................................................             2,382,576         2,408,150
   Borrowings ........................................................................               508,236           440,891
   Interest payable ..................................................................                 5,874             4,411
   Other liabilities .................................................................                26,997            23,613
                                                                                                 -----------       -----------
       Total liabilities .............................................................             2,923,683         2,877,065

Commitments and Contingent Liabilities

Stockholders' equity
   Preferred stock, no-par value
      Authorized and unissued -- 500,000 shares
   Common stock, $.125 stated value
      Authorized -- 50,000,000 shares
      Issued and outstanding - 18,416,714 and 18,573,997 shares ......................                 2,302             2,322
   Additional paid-in capital ........................................................               145,682           150,862
   Retained earnings .................................................................               174,717           161,459
   Accumulated other comprehensive loss ..............................................                (9,305)              (40)
                                                                                                 -----------       -----------
        Total stockholders' equity ...................................................               313,396           314,603
                                                                                                 -----------       -----------
        Total liabilities and stockholders' equity ...................................           $ 3,237,079       $ 3,191,668
                                                                                                 ===========       ===========

See notes to consolidated financial statements.

Consolidated Statements of Income

(in thousands, except share data)                                                                Year Ended December 31,
===================================================================================================================================
                                                                                       2005               2004               2003
Interest income
   Loans receivable
     Taxable .............................................................           $158,436           $139,953           $141,236
     Tax exempt ..........................................................                643                581                707
   Investment securities
     Taxable .............................................................              9,612              8,371              6,105
     Tax exempt ..........................................................              6,374              6,098              6,270
   Federal funds sold ....................................................                264                165                487
   Deposits with financial institutions ..................................                695                555                 76
   Federal Reserve and Federal Home Loan Bank stock ......................              1,185              1,251                649
                                                                                     --------           --------           --------
       Total interest income .............................................            177,209            156,974            155,530
                                                                                     --------           --------           --------
Interest expense
   Deposits ..............................................................             46,121             33,844             34,858
   Securities sold under repurchase agreements ...........................              1,612                517              1,521
   Federal Home Loan Bank advances .......................................              9,777              9,777              9,439
   Subordinated debentures, revolving
     credit lines and term loans .........................................              7,432              6,784              6,161
   Other borrowings ......................................................              1,138                663                409
                                                                                     --------           --------           --------
        Total interest expense ...........................................             66,080             51,585             52,388
                                                                                     --------           --------           --------
Net interest income ......................................................            111,129            105,389            103,142
   Provision for loan losses .............................................              8,354              5,705              9,477
                                                                                     --------           --------           --------

Net interest income after provision for loan losses ......................            102,775             99,684             93,665
                                                                                     --------           --------           --------
Other income
   Fiduciary activities ..................................................              7,481              7,632              6,736
   Service charges on deposit accounts ...................................             11,298             11,638             11,105
   Other customer fees ...................................................              5,094              4,083              4,124
   Net realized gains (losses) on
     sales of available-for-sale securities ..............................                 (2)             1,188                950
   Commission income .....................................................              3,821              3,088              2,668
   Earnings on cash surrender value
     of life insurance ...................................................              1,667              1,798              1,347
   Net gains and fees on sales of loans ..................................              2,902              3,629              6,388
   Other income ..........................................................              2,456              1,498              2,584
                                                                                     --------           --------           --------
        Total other income ...............................................             34,717             34,554             35,902
                                                                                     --------           --------           --------

Other expenses
   Salaries and employee benefits ........................................             54,059             52,479             50,484
   Net occupancy expenses ................................................              5,796              5,308              4,894
   Equipment expenses ....................................................              7,562              7,665              8,073
   Marketing expenses.....................................................              2,012              1,709              1,797
   Outside data processing fees ..........................................              4,010              4,920              4,118
   Printing and office supplies ..........................................              1,369              1,580              1,706
   Core deposit amortization..............................................              3,102              3,375              3,704
   Other expenses ........................................................             16,047             14,606             16,503
                                                                                     --------           --------           --------
        Total other expenses .............................................             93,957             91,642             91,279
                                                                                     --------           --------           --------

Income before income tax .................................................             43,535             42,596             38,288
   Income tax expense ....................................................             13,296             13,185             10,717
                                                                                     --------           --------           --------
Net income ...............................................................           $ 30,239           $ 29,411           $ 27,571
                                                                                     ========           ========           ========

Net income per share:
   Basic .................................................................           $   1.64           $   1.59           $   1.51
   Diluted ...............................................................               1.63               1.58               1.50

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Year Ended December 31,
(in thousands)                                                                                2005           2004           2003
===================================================================================================================================
Net income ............................................................................     $ 30,239       $ 29,411       $ 27,571
                                                                                             --------       --------       --------
Other comprehensive income (loss), net of tax:
  Unrealized losses on securities available for sale:
     Unrealized holding losses arising during the period,
     net of income tax benefit of $3,562, $1,199 and $1,465............................       (6,615)        (1,799)        (2,197)
     Less: Reclassification adjustment for gains (losses) included in net income,
       net of income tax (expenses) benefit of $1, $(475) and $(380)...................           (1)           713            570
  Unrealized loss on pension minimum funding liability:
     Unrealized loss arising during the period,
     net of income tax benefit of $1,767, $150 and $357 ...............................       (2,651)          (227)          (536)
                                                                                            --------       --------       --------
                                                                                              (9,265)        (2,285)        (2,231)
                                                                                            --------       --------       --------
  COMPREHENSIVE INCOME                                                                      $ 20,974       $ 27,126       $ 25,340
                                                                                            ========       ========       ========

Consolidated Statements of Stockholders' Equity


(in thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                        COMMON STOCK                                  ACCUMULATED OTHER
                                                   ----------------------     ADDITIONAL    RETAINED     COMPREHENSIVE
                                                      SHARES       AMOUNT   PAID-IN CAPITAL EARNINGS     INCOME (LOSS)      TOTAL
                                                   ----------     -------   --------------- --------  -----------------    -------
Balances, January 1, 2003                          16,322,748     $ 2,040      $116,503     $138,110      $   4,476        261,129
  Net income for 2003..........................                                               27,571                        27,571
  Cash dividends ($.90 per share)..............                                              (16,557)                      (16,557)
  Other comprehensive income (loss),
     net of tax ...............................                                                              (2,231)        (2,231)
  Stock issued under employee benefit plans ...        39,747           5           814                                        819
  Stock issued under dividend reinvestment
     and stock purchase plan ..................        48,168           6         1,218                                      1,224
  Stock options exercised .....................        66,513           8         1,183                                      1,191
  Stock redeemed ..............................       (17,915)         (2)         (486)                                      (488)
  Issuance of stock related to acquisition.....     1,173,996         147        31,188                                     31,335
  Five percent (5%) stock dividend.............       879,577         110          (110)
  Cash paid in lieu of fractional shares.......                                                 (28)                           (28)
                                                  -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2003                        18,512,834       2,314       150,310      149,096          2,245        303,965
  Net income for 2004..........................                                               29,411                        29,411
  Cash dividends ($.92 per share)..............                                              (17,048)                      (17,048)
  Other comprehensive income (loss),
     net of tax ...............................                                                              (2,285)        (2,285)
  Stock issued under employee benefit plans ...        45,267           6           897                                        903
  Stock issued under dividend reinvestment
     and stock purchase plan ..................        50,799           6         1,272                                      1,278
  Stock options exercised .....................        90,338          11         1,393                                      1,404
  Stock redeemed ..............................      (193,789)        (24)       (4,702)                                    (4,726)
  Issuance of stock related to acquisition.....        68,548           9         1,692                                      1,701
                                                  -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2004                        18,573,997       2,322       150,862     161,459             (40)       314,603
  Net income for 2005..........................                                               30,239                        30,239
  Cash dividends ($.92 per share)..............                                              (16,981)                      (16,981)
  Other comprehensive income (loss),
     net of tax ...............................                                                              (9,265)        (9,265)
  Stock issued under employee benefit plans ...        43,238           6           908                                        914
  Stock issued under dividend reinvestment
     and stock purchase plan ..................        35,565           4           929                                        933
  Stock options exercised .....................       121,750          15         2,159                                      2,174
  Stock redeemed ..............................      (374,598)        (47)       (9,611)                                    (9,658)
  Issuance of stock related to acquisition.....        16,762           2           435                                        437
                                                  -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2005                        18,416,714    $  2,302      $145,682    $174,717       $  (9,305)     $ 313,396
                                                  ===========    ========      ========    =========      =========      =========

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

================================================================================================================================
                                                                                             Year Ended December 31,
(in thousands, except share data)                                                  2005               2004               2003
================================================================================================================================
Operating activities:
   Net income .........................................................         $  30,239          $  29,411          $  27,571
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses ........................................             8,354              5,705              9,477
     Depreciation and amortization.....................................             5,070              5,064              4,769
     Mortgage loans originated for sale ...............................           (86,122)           (83,313)          (212,243)
     Proceeds from sales of mortgage loans ............................            84,579             82,989            230,745
     Net change in
         Interest receivable ..........................................            (2,372)              (478)             1,368
         Interest payable .............................................             1,463               (269)            (1,695)
     Other adjustments ................................................             5,283                842              5,677
                                                                                ---------          ---------          ---------
         Net cash provided by operating activities ....................            46,494             39,951             65,669
                                                                                ---------          ---------          ---------

Investing activities:
   Net change in interest-bearing deposits ............................               595             (1,202)            (4,573)
   Purchases of
     Securities available for sale ....................................           (97,861)          (214,393)          (260,467)
   Proceeds from maturities of
     Securities available for sale ....................................            69,236            116,294            174,003
   Proceeds from sales of
     Securities available for sale ....................................             4,718             32,336             58,245
   Purchase of Federal Reserve and Federal Home Loan Bank stock                      (342)            (7,356)            (4,093)
   Net change in loans ................................................           (35,090)           (83,198)           (56,825)
   Net cash paid in acquisition ........................................             (213)              (201)            (7,793)
   Other adjustments ..................................................            (6,233)            (6,106)            (2,262)
                                                                                ---------          ---------          ---------
         Net cash used by investing activities.........................           (65,190)          (163,826)          (103,765)
                                                                                ---------          ---------          ---------

Cash flows from financing activities:
   Net change in
     Demand and savings deposits ......................................           (80,986)            89,008             39,400
     Certificates of deposit and other time deposits ..................            55,412            (42,959)            14,476
   Receipt of borrowings ..............................................           191,002            181,211             73,303
   Repayment of borrowings ............................................          (123,657)          (124,763)           (84,755)
   Cash dividends .....................................................           (16,981)           (17,048)           (16,557)
   Stock issued under employee benefit plans ..........................               914                903                819
   Stock issued under dividend reinvestment
     and stock purchase plan ..........................................               933              1,278              1,224
   Stock options exercised ............................................             2,174              1,404              1,191
   Stock redeemed .....................................................            (9,658)            (4,726)              (488)
   Cash paid in lieu of issuing fractional shares .....................                                                     (28)
                                                                                ---------          ---------          ---------
         Net cash provided by financing activities ....................            19,153             84,308             28,585
                                                                                ---------          ---------          ---------
Net change in cash and cash equivalents ...............................               457            (39,567)            (9,511)
Cash and cash equivalents, beginning of year ..........................            69,960            109,527            119,038
                                                                                ---------          ---------          ---------
Cash and cash equivalents, end of year ................................         $  70,417          $  69,960          $ 109,527
                                                                                =========          =========          =========
Additional cash flows information:
   Interest paid .......................................................        $  64,617          $  51,854          $  53,727
   Income tax paid .....................................................           16,775             10,501             13,952

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation ("Corporation"), and its wholly owned subsidiaries, First Merchants Bank, N.A. ("First Merchants"), The Madison Community Bank, N.A. ("Madison"), First United Bank, N.A. ("First United"), United Communities National Bank ("United Communities"), First National Bank ("First National"), Decatur Bank and Trust Company, N.A. ("Decatur"), Frances Slocum Bank & Trust Company, N.A. ("Frances Slocum"), Lafayette Bank and Trust Company, N.A. ("Lafayette"), and Commerce National Bank ("Commerce National"), (collectively the "Banks"), Merchants Trust Company, National Association ("MTC"), First Merchants Insurance Services, Inc. ("FMIS"), First Merchants Reinsurance Company ("FMRC")and Indiana Title Insurance Company ("ITIC"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below. Effective January 1, 2006, First United was merged into First Merchants, and the name of the continuing institution is First Merchants Bank, N.A.

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

The Corporation is a financial holding company whose principal activity is the ownership and management of the Banks and operates in a single significant business segment. The Banks operate under national bank charters and provide full banking services. As national banks, the Banks are subject to the regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

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

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the volume of loans, changes in mix, concentration of loans in specific industries, asset quality trends (delinquencies, charge-offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation's internal loan review.

An unallocated reserve, primarily based on the factors noted above, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans and historical loss allocations are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions.

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

APB No. 25 requires compensation expense for stock options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of the grant. Accordingly, the Corporation recognized compensation expense of $12,000 in 2003, related to specific grants in which the market price exceeded the exercise price. For all remaining grants, no stock-based employee compensation cost is reflected in net income, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

During the quarter ended December 31, 2005, the Corporation accelerated the vesting of options previously granted, and the vesting period for the 2005 grants was established so the those grants would be fully vested by year-end. The terms of the acceleration are such that no expense will be recognized by the Corporation on those grants, although it has reported the impact of the acceleration in its proforma disclosures of earnings per share.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   Year Ended December 31
                                                  2005        2004       2003
                                               ---------------------------------
Net income, as reported ......................  $30,239     $29,411    $27,571
Add: Total stock-based employee compensation
   cost included in reported net income, net
   of income taxes ...........................                              12
Less: Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ...............   (2,159)     (1,083)    (1,034)
                                                -------     -------    -------
Pro forma net income                            $28,080     $28,328    $26,549
                                                =======     =======    =======

Earnings per share:
   Basic - as reported .......................  $  1.64     $  1.59    $  1.51
   Basic - pro forma .........................  $  1.52     $  1.53    $  1.46
   Diluted - as reported .....................  $  1.63     $  1.58    $  1.50
   Diluted - pro forma .......................  $  1.51     $  1.52    $  1.45

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

BUSINESS COMBINATIONS

Effective September 1, 2005, the Corporation acquired Trustcorp Financial Services of Greenville, Inc., an Ohio corporation, which was merged into FMIS, a wholly-owned subsidiary of the Corporation. The Corporation issued 16,762 shares of its common stock at a cost of $26.10 per share to complete the transaction. The acquisition was deemed to be an immaterial acquisition.

Effective October 15, 2004, the Corporation acquired Mangas Agencies, Inc., which was merged into FMIS, a wholly-owned subsidiary of the Corporation. The Corporation issued 68,548 shares of its common stock at a cost of $24.80 per share to complete the transaction. The acquisition was deemed to be an immaterial acquisition.

On March 1, 2003, the Corporation acquired 100 percent of the outstanding stock of CNBC Bancorp, the holding company of Commerce National and CNBC Trust I. Commerce National is a national chartered bank located in Columbus, Ohio. CNBC Bancorp was merged into the Corporation, and Commerce National maintained its national charter as a wholly-owned subsidiary of the Corporation. CNBC Trust I is also maintained as a wholly-owned subsidiary of the Corporation. The Corporation issued approximately 1,225,242 shares of its common stock and approximately $24,562,000 in cash to complete the transaction. As a result of the acquisition, the Corporation will have an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $55,729,000, including goodwill of $30,291,000 none of which is deductible for tax purposes. Additionally, core deposit intangibles totaling $8,171,000 were recognized and are being amortized over 10 years using the 150 percent declining balance method.

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
                                               ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

BUSINESS COMBINATIONS continued

The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the CNBC Bancorp merger had taken place on January 1, 2003.

                                              Year Ended
                                             December 31,
                                                 2003
                                                ------

        Net Interest Income...........        $104,797

        Net Income....................          23,601

        Per Share - combined:
           Basic Net Income...........            1.28
           Diluted Net Income.........            1.27

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

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2005, was $5,394,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         GROSS             GROSS
                                                                     AMORTIZED         UNREALIZED        UNREALIZED           FAIR
                                                                       COST              GAINS             LOSSES             VALUE
===================================================================================================================================
Available for sale at December 31, 2005
   U.S. Treasury ..........................................          $  1,586                            $      1          $  1,585
   U.S. Government-sponsored agency securities ............            83,026          $      1             1,836            81,191
   State and municipal ....................................           167,095             2,159             1,131           168,123
   Mortgage-backed securities .............................           168,019               139             5,656           162,502
   Other asset-backed securities ..........................                 1                                                     1
   Marketable equity securities ...........................             9,660                                 435             9,225
                                                                     --------          --------          --------          --------
      Total available for sale ............................           429,387             2,299             9,059           422,627
                                                                     --------          --------          --------          --------

Held to maturity at December 31, 2005
   State and municipal ....................................            11,609               283               412            11,480
   Mortgage-backed securities .............................                30                                                    30
                                                                     --------          --------          --------          --------
      Total held to maturity ..............................            11,639               283               412            11,510
                                                                     --------          --------          --------          --------
      Total investment securities .........................          $441,026          $  2,582          $  9,471          $434,137
                                                                     ========          ========          ========          ========

Available for sale at December 31, 2004
   U.S. Treasury ..........................................          $  1,745                            $      1          $  1,744
   U.S. Government-sponsored agency securities ............            65,325          $     73               332            65,066
   State and municipal ....................................           150,284             5,243                82           155,445
   Mortgage-backed securities .............................           183,200               485             1,980           181,705
   Other asset-backed securities ..........................                18                                                    18
   Marketable equity securities ...........................            12,191                 8                              12,199
                                                                     --------          --------          --------          --------
      Total available for sale ............................           412,763             5,809             2,395           416,177
                                                                     --------          --------          --------          --------

Held to maturity at December 31, 2004
   State and municipal ....................................             5,306               162                               5,468
   Mortgage-backed securities .............................                52                                                    52
                                                                     --------          --------          --------          --------
      Total held to maturity ..............................             5,358               162                               5,520
                                                                     --------          --------          --------          --------
      Total investment securities .........................          $418,121          $  5,971          $  2,395          $421,697
                                                                     ========          ========          ========          ========

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The historical cost of these investments totaled $337,959,000 and $192,366,000 at December 31, 2005 and 2004,
respectively. Total fair value of these investments was $328,488,000 and $189,971,000, which is approximately 75.7 and 45.1 percent of the Corporation's available-for-sale and held-to-maturity investment portfolio at December 31, 2005 and 2004, respectively. These declines primarily resulted from recent increases in market interest rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

                                                                 Less than 12            12 Months or
                                                                    Months                  Longer                   Total
                                                             -----------------------------------------------------------------------
                                                                          GROSS                    GROSS                    GROSS
                                                               FAIR     UNREALIZED      FAIR     UNREALIZED      FAIR     UNREALIZED
                                                               VALUE      LOSSES        VALUE      LOSSES        VALUE      LOSSES
                                                             -----------------------------------------------------------------------
Temporarily impaired investment
   securities at December 31, 2005:
U.S. Treasury ...........................................    $  1,487    $     (1)                             $  1,487    $     (1)
U.S. Government-sponsored agency securities .............      31,692        (581)    $ 45,466    $ (1,255)      77,158      (1,836)
State and municipal .....................................      90,905      (1,501)       2,124         (42)      93,029      (1,543)
Mortgage-backed securities ..............................      59,595      (1,511)      96,120      (4,141)     155,715      (5,652)
Marketable equity securities ............................          27          (8)       1,072        (431)       1,099        (439)
                                                             --------    --------     --------    --------     --------    --------
   Total temporarily impaired investment securities .....    $183,706    $ (3,602)    $144,782    $ (5,869)    $328,488    $ (9,471)
                                                             ========    ========     ========    ========     ========    ========

                                                                 Less than 12            12 Months or
                                                                    Months                  Longer                   Total
                                                             -----------------------------------------------------------------------
                                                                          GROSS                    GROSS                    GROSS
                                                               FAIR     UNREALIZED      FAIR     UNREALIZED      FAIR     UNREALIZED
                                                               VALUE      LOSSES        VALUE      LOSSES        VALUE      LOSSES
                                                             -----------------------------------------------------------------------
Temporarily impaired investment
   securities at December 31, 2004:
U.S. Treasury ...........................................    $  1,496    $     (1)                             $  1,496    $     (1)
U.S. Government-sponsored agency securities .............      46,227        (303)    $  1,472    $    (29)      47,699        (332)
State and municipal .....................................       2,976         (20)       1,094         (62)       4,070         (82)
Mortgage-backed securities ..............................     109,213      (1,129)      27,493        (851)     136,706      (1,980)
                                                             --------    --------     --------    --------     --------    --------
   Total temporarily impaired investment securities .....    $159,912    $ (1,453)    $ 30,059    $   (942)    $189,971    $ (2,395)
                                                             ========    ========     ========    ========     ========    ========

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             AVAILABLE FOR SALE               HELD TO MATURITY
                                                                       AMORTIZED COST    FAIR VALUE    AMORTIZED COST    FAIR VALUE
===================================================================================================================================
Maturity distribution at December 31, 2005:
  Due in one year or less..........................................        $ 12,838        $ 12,845        $    733        $    734
  Due after one through five years ................................         170,744         168,207           1,943           1,976
  Due after five through ten years ................................          52,629          53,734             960             928
  Due after ten years .............................................          15,496          16,112           7,973           7,842
                                                                           --------        --------        --------        --------
                                                                            251,707         250,898          11,609          11,480

  Mortgage-backed securities ......................................         168,019         162,503
  Other asset-backed securities ...................................               1               1              30              30
  Marketable equity securities ....................................           9,660           9,225
                                                                           --------        --------        --------        --------

    Totals ........................................................        $429,387        $422,627        $ 11,639        $ 11,510
                                                                           ========        ========        ========        ========

Securities with a carrying value of approximately $190,079,000 and $157,356,000 were pledged at December 31, 2005 and 2004 to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2005, 2004 and 2003 were $4,718,000, $32,336,000, and $58,245,000. Gross gains of $28,000,
$1,502,000 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

$950,000 in 2005, 2004 and 2003, and gross losses of $30,000 and $314,000 in
2005 and 2004 were realized on those sales.

NOTE 5

LOANS AND ALLOWANCE

                                                                                   2005            2004
==========================================================================================================
Loans at December 31:
  Commercial and industrial loans .........................................    $   461,102     $   451,227
  Agricultural production financing and other loans to farmers ............         95,130          98,902
  Real estate loans:
       Construction .......................................................        174,783         164,738
       Commercial and farmland ............................................        734,865         709,163
       Residential ........................................................        751,217         761,163
  Individuals' loans for household and other personal expenditures ........        200,139         198,532
  Tax-exempt loans ........................................................          8,263           8,203
  Lease financing receivables, net of unearned income .....................          8,713          11,311
  Other loans .............................................................         23,215          24,812
                                                                               -----------     -----------
                                                                                 2,457,427       2,428,051
   Allowance for loan losses ..............................................        (25,188)        (22,548)
                                                                               -----------     -----------
       Total loans ........................................................    $ 2,432,239     $ 2,405,503
                                                                               ===========     ===========

                                               2005         2004         2003
===============================================================================
Allowance for loan losses:
   Balance, January 1 ...................    $ 22,548     $ 25,493     $ 22,417
   Allowance acquired in acquisitions ...                                 3,727
   Provision for losses .................       8,354        5,705        9,477

   Recoveries on loans ..................       2,030        2,251        2,011
   Loans charged off ....................      (7,744)     (10,901)     (12,139)
                                             --------     --------     --------
   Balance, December 31 .................    $ 25,188     $ 22,548     $ 25,493
                                             ========     ========     ========

Information on nonaccruing, contractually past due 90 days or more other than nonaccruing and restructured loans is summarized below:

                                                  2005         2004        2003
================================================================================

At December 31:
Non-accrual loans ..........................     $10,030     $15,355     $19,453

Loans contractually past due 90 days
  or more other than nonaccruing ...........       3,965       1,907       6,530

Restructured loans .........................         310       2,019         641
                                                 -------     -------     -------
     Total non-performing loans ............     $14,305     $19,281     $26,624
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE continued

Information on impaired loans is summarized below:                       2005          2004        2003
========================================================================================================
As of, and for the year ending December 31:
   Impaired loans with an allowance .............................       $ 7,540      $ 7,728     $12,725
   Impaired loans for which the discounted
       cash flows or collateral value exceeds the
       carrying value of the loan ...............................        44,840       41,683      32,047
                                                                        -------      -------     -------
          Total impaired loans ..................................       $52,380      $49,411     $44,772
                                                                        =======      =======     =======
   Total impaired loans as a percent
       of total loans ...........................................          2.13%        2.03%       1.90%

   Allowance for impaired loans (included in the
       Corporation's allowance for loan losses) .................       $ 2,824      $ 1,673     $ 5,728
   Average balance of impaired loans ............................        44,790       59,568      50,245
   Interest income recognized on impaired loans .................         3,747        4,166       3,259
   Cash basis interest included above ...........................         3,951        3,029       2,714

NOTE 6

PREMISES AND EQUIPMENT

                                                          2005           2004
================================================================================
Cost at December 31:
   Land ..........................................      $  8,653       $  8,281
   Buildings and leasehold improvements ..........        43,001         40,520
   Equipment .....................................        40,155         38,852
                                                        --------       --------
       Total cost ................................        91,809         87,653
   Accumulated depreciation and amortization .....       (52,392)       (49,399)
                                                        --------       --------
       Net .......................................      $ 39,417       $ 38,254
                                                        ========       ========

The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2005, 2004 and 2003 was $2,391,000, $2,151,000 and $1,629,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2005, expiring at various dates through the year 2016 are as follows for the years ending December 31:

====================================================
2006  ................................        $2,055
2007  ................................         1,756
2008  ................................         1,275
2009  ................................         1,111
2010  ................................         1,057
After 2010 ...........................         1,649
                                              ------
Total future minimum obligations              $8,903
                                              ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 7

GOODWILL

The changes in the carrying amount of goodwill at December 31 are noted below. No impairment loss was recorded in 2005 and 2004.

                                                      2005             2004
==============================================================================

Balance, January 1 ..............................  $ 120,615        $ 118,679
Goodwill acquired ...............................        651            1,900
Adjustments to previously
  acquired goodwill .............................                          36
                                                   ---------        ---------
Balance, December 31 ............................  $ 121,266        $ 120,615
                                                   =========        =========

NOTE 8

CORE DEPOSIT INTANGIBLES

The carrying basis and accumulated amortization of recognized core deposit intangibles at December 31 were:

                                                      2005             2004
==============================================================================

Gross carrying amount ...........................  $  31,073        $  31,073
Accumulated amortization ........................    (13,506)         (10,404)
                                                   ---------        ---------
   Core deposit intangibles .....................  $  17,567        $  20,669
                                                   =========        =========

Amortization expense for the years ended December 31, 2005, 2004 and 2003, was $3,102,000, $3,375,000 and $3,704,000, respectively. Estimated amortization expense for each of the following five years is:

         2006 ................................       $ 3,046
         2007 ................................         3,046
         2008 ................................         3,046
         2009 ................................         3,046
         2010 ................................         2,937
         After 2010 ..........................         2,397
                                                     -------
                                                     $17,518
                                                     =======

NOTE 9

DEPOSITS

                                                          2005           2004
================================================================================
Deposits at December 31:

   Demand deposits .............................       $  690,923     $  703,989
   Savings deposits ............................          566,212        634,132
   Certificates and other time deposits
     of $100,000 or more .......................          276,679        258,362
   Other certificates and time deposits ........          848,762        811,667
                                                       ----------     ----------
       Total deposits ..........................       $2,382,576     $2,408,150
                                                       ==========     ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

DEPOSITS continued

=====================================================
Certificates and other time deposits maturing in years ending December 31:

2006 .......................               $  677,656
2007 .......................                  278,882
2008 .......................                  107,440
2009 .......................                   37,568
2010 .......................                   19,122
After 2010 .................                    4,773
                                           ----------
                                           $1,125,441
                                           ==========

NOTE 10

BORROWINGS

                                                             2005         2004
================================================================================
Borrowings at December 31:
   Federal funds purchased ...........................     $ 50,000     $ 32,550
   Securities sold under repurchase agreements .......      106,415       87,472
   Federal Home Loan Bank advances ...................      247,865      223,663
   Subordinated debentures, revolving credit
     lines and term loans ............................      103,956       97,206
                                                           --------     --------
       Total borrowings ..............................     $508,236     $440,891
                                                           ========     ========

Securities sold under repurchase agreements consist of obligations of the Banks to other parties. The obligations are secured by U.S. Treasury, U.S. Government-sponsored agency security obligations and corporate asset-backed securities. The maximum amount of outstanding agreements at any month-end during 2005 and 2004 totaled $106,415,000 and $87,472,000, and the average of such agreements totaled $77,897,000 and $62,669,000 during 2005 and 2004.

Maturities of securities sold under repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans as of December 31, 2005, are as follows:

                                                                                                   SUBORDENATED DEBENTURES
                                               SECURITIES SOLD UNDER       FEDERAL HOME LOAN       REVOLVING CREDIT LINES
                                               REPURCHASE AGREEMENTS         BANK ADVANCES              AND TERM LOANS
--------------------------------------------------------------------------------------------------------------------------

                                                      AMOUNT                    AMOUNT                     AMOUNT
==========================================================================================================================
Maturities in years ending December 31:

      2006 ..............                           $106,415                   $ 56,335                   $ 15,000
      2007 ..............                                                        32,495
      2008 ..............                                                        32,839
      2009 ..............                                                        11,382
      2010 ..............                                                        35,192
      After 2010 ........                                                        79,622                     88,956
                                                    --------                   --------                   --------
             Total ......                           $106,415                   $247,865                   $103,956
                                                    ========                   ========                   ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

BORROWINGS continued

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans and all otherwise unpledged investment securities in an amount equal to at least 145 percent of these advances. Advances are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2005, was $62,228,000.

Subordinated Debentures, Revolving Credit Lines and Term Loans. Three borrowings were outstanding on December 31, 2005, for $103,956,000.

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

      o CNBC Statutory Trust I. As part of the March 1, 2003, acquisition of CNBC Bancorp, the Corporation assumed $4,124,000 of a junior subordinated debenture entered into on February 22, 2001. The subordinated debenture of $4,124,000 will mature on February 22, 2031. Interest is fixed at 10.20 percent and payable on February 22 and August 22 of each year. The Corporation may redeem the debenture, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.10 percent of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System.

      o LaSalle Bank, N.A. A Loan and Subordinated Debenture Loan Agreement ("LaSalle Agreement") was entered into with LaSalle Bank, N.A. on March 25, 2003 and later amended as of March 9, 2005. The LaSalle Agreement includes three credit facilities:

            o The Term Loan of $5,000,000 matures on March 7, 2012. Interest is calculated at a floating rate equal to the lender's prime rate or LIBOR plus 1.00 percent. The Term Loan is secured by 100 percent of the common stock of First Merchants. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

            o The Revolving Loan had a balance of $15,000,000 at December 31, 2005. Interest is payable quarterly based on LIBOR plus 1 percent. Principal and interest are due on or before March 7,2006. The total principal amount outstanding at any one time may not exceed $20,000,000. The Revolving Loan is secured by 100 percent of the common stock of First Merchants. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

BORROWINGS continued

                  asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

            o The Subordinated Debenture of $25,000,000 matures on March 7, 2012. Interest is calculated at a floating rate equal to, at the Corporation's option, either the lender's prime rate or LIBOR plus 1.50 percent. The Subordinated Debenture is treated as Tier 2 Capital for regulatory capital purposes.

NOTE 11

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $107,730,000, $113,344,000 and $105,865,000 at December 31, 2005, 2004 and 2003. The amount of capitalized servicing assets is considered immaterial.

NOTE  12

INCOME TAX

                                                                                          2005            2004            2003
================================================================================================================================
Income tax expense for the year ended December 31:
  Currently payable:
     Federal ................................................................          $ 14,814        $ 11,934        $  9,475
     State ..................................................................             2,231           1,772           1,569
  Deferred:
     Federal ................................................................            (3,248)           (615)           (597)
     State ..................................................................              (501)             94             270
                                                                                       --------        --------        --------
        Total income tax expense ............................................          $ 13,296        $ 13,185        $ 10,717
                                                                                       ========        ========        ========

Reconciliation of federal statutory to actual tax expense:
     Federal statutory income tax at 34% ....................................          $ 14,802        $ 14,483        $ 13,030
     Tax-exempt interest ....................................................            (2,141)         (2,098)         (2,198)
     Graduated tax rates ....................................................               345             335             289
     Effect of state income taxes ...........................................             1,132           1,178           1,213
     Earnings on life insurance .............................................              (439)           (472)           (512)
     Tax credits ............................................................              (395)           (274)           (317)
     Other ..................................................................                (8)             33            (788)
                                                                                       --------        --------        --------
        Actual tax expense .................................................           $ 13,296        $ 13,185        $ 10,717
                                                                                       ========        ========        ========

Tax expense (benefit) applicable to security gains and losses for the years ended December 31, 2005, 2004 and 2003, was $(1,000), $475,000 and $380,000,
respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 12

INCOME TAX continued

A cumulative net deferred tax asset (liability) is included in the consolidated balance sheets. The components of the net asset (liability) are as follows:

                                                                                           2005                 2004
======================================================================================================================
Deferred tax asset (liability) at December 31:
Assets:
   Differences in accounting for loan losses .............................               $10,609              $ 9,438
   Deferred compensation .................................................                 2,768                2,707
   Difference in accounting for pensions
     and other employee benefits .........................................                 2,707
   State income tax ......................................................                   311                  524
   Net unrealized loss on securities available for sale...................                 2,365
   Other .................................................................                   255                  222
                                                                                         -------              -------
       Total assets ......................................................                19,015               12,891
                                                                                         -------              -------
Liabilities:
   Differences in depreciation methods ...................................                 3,450                3,469
   Differences in accounting for loans and securities ....................                 6,505                8,181
   Differences in accounting for loan fees ...............................                   613                  628
   Differences in accounting for pensions
     and other employee benefits .........................................                                        339
   Net unrealized gain on securities available for sale...................                                      2,220
   Other .................................................................                 2,575                1,317
                                                                                         -------              -------
       Total liabilities .................................................                13,143               16,154
                                                                                         -------              -------
       Net deferred tax asset (liability) ................................               $ 5,872              $(3,263)
                                                                                         =======              =======

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

Financial instruments whose contract amount represents credit risk as of December 31, were as follows:

                              2005               2004
                            --------           --------
Commitments
to extend credit            $574,384           $540,087

Standby letters
of credit                     30,410             22,024

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

NOTE 14

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2005, First National and Frances Slocum had no retained net profits available for 2006 dividends to the Corporation. The amount at December 31, 2005, available for 2006 dividends from First Merchants, Madison, First United, United Communities, Decatur, Lafayette, Commerce National and MTC to the Corporation totaled $3,690,000, $5,135,000, $1,102,000, $2,484,000, $183,000,
$1,190,000, $2,439,000 and $837,000, respectively.

Total stockholders' equity for all subsidiaries at December 31, 2005, was $417,712,000, of which $400,652,000 was restricted from dividend distribution to the Corporation.

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

On August 15, 2003 and August 13, 2002, the Board of Directors of the Corporation declared a five percent (5%) stock dividend on its outstanding common shares. The new shares were distributed on September 12, 2003 and September 13, 2002, to holders of record on August 29, 2003 and August 30, 2002, respectively.

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

At December 31, 2005, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Corporation and Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. There have been no conditions or events since that notification that management believes have changed this categorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 15

REGULATORY CAPITAL continued

Actual and required capital amounts and ratios are listed below.

                                                                  2005                                        2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       REQUIRED FOR                                REQUIRED FOR
                                                     ACTUAL        ADEQUATE CAPITAL (1)          ACTUAL        ADEQUATE CAPITAL (1)
                                                AMOUNT      RATIO    AMOUNT      RATIO      AMOUNT      RATIO    AMOUNT      RATIO
===================================================================================================================================
December 31
Total Capital (1)(2)(to risk-weighted assets)
   Consolidated ......................        $285,823     11.72%  $195,449      8.00%    $275,786     11.57%  $190,736      8.00%
   First Merchants ...................          69,691     11.93     46,747      8.00       68,064     11.47     47,474      8.00
   Madison ...........................          27,386     11.82     18,542      8.00       25,496     11.36     17,962      8.00
   First United ......................           7,988     11.09      5,761      8.00        7,703     11.86      5,196      8.00
   Randolph County ...................                                                       8,847     11.58      6,111      8.00
   Union County ......................                                                      16,293     12.00     10,858      8.00
   United Communities ................          26,057     11.66     17,872      8.00
   First National ....................          10,243     11.29      7,260      8.00       10,198     11.42      7,146      8.00
   Decatur ...........................          11,597     11.75      7,895      8.00       11,419     11.62      7,862      8.00
   Frances Slocum ....................          18,907     13.52     11,188      8.00       17,491     12.93     10,825      8.00
   Lafayette .........................          74,089     11.49     51,568      8.00       71,962     11.35     50,701      8.00
   Commerce National .................          42,025     11.11     30,539      8.00       36,829     10.70     27,532      8.00

Tier I Capital (1)(2)(to risk-weighted assets)
   Consolidated ......................        $235,635      9.66%  $ 97,725      4.00%    $228,234      9.57%  $ 95,368      4.00%
   First Merchants ...................          63,550     10.88     23,374      4.00       62,310     10.50     23,737      4.00
   Madison ...........................          25,115     10.84      9,271      4.00       23,671     10.54      8,981      4.00
   First United ......................           7,237     10.05      2,880      4.00        7,100     10.93      2,598      4.00
   Randolph County ...................                                                       7,998     10.47      3,055      4.00
   Union County ......................                                                      14,596     10.75      5,429      4.00
   United Communities ................          23,711     10.61      8,936      4.00
   First National ....................           9,489     10.46      3,630      4.00        9,322     10.44      3,573      4.00
   Decatur ...........................          10,808     10.95      3,948      4.00       10,635     10.82      3,931      4.00
   Frances Slocum.....................          17,152     12.27      5,594      4.00       15,793     11.67      5,412      4.00
   Lafayette .........................          67,795     10.52     25,784      4.00       67,028     10.58     25,350      4.00
   Commerce National .................          32,350      8.55     15,270      4.00       27,648      8.03     13,766      4.00

Tier I Capital (1)(2)(to average assets)
   Consolidated ......................        $235,635      7.70%  $122,396      4.00%    $228,234      7.50%  $121,711      4.00%
   First Merchants ...................          63,550      8.28     30,701      4.00       62,310      7.78     32,024      4.00
   Madison ...........................          25,115      9.38     10,716      4.00       23,671      9.01     10,510      4.00
   First United ......................           7,237      7.83      3,696      4.00        7,100      7.68      3,700      4.00
   Randolph County ...................                                                       7,998      8.42      3,799      4.00
   Union County ......................                                                      14,596      7.47      7,814      4.00
   United Communities ................          23,711      7.93     11,953      4.00
   First National ....................           9,489      8.20      4,630      4.00        9,322      7.99      4,664      4.00
   Decatur ...........................          10,808      8.47      5,104      4.00       10,635      7.96      5,342      4.00
   Frances Slocum.....................          17,152      9.96      6,886      4.00       15,793      9.58      6,593      4.00
   Lafayette .........................          67,795      7.86     34,484      4.00       67,028      7.94     33,747      4.00
   Commerce National .................          32,350      7.41     17,641      4.00       27,648      7.01     15,785      4.00

(1)   As defined by regulatory agencies

(2) Effective January 1, 2005, The Union County National Bank ("Union County") was merged into The Randolph County Bank, N.A. ("Randolph County") and the name of the continuing institution is United Communities National Bank ("United Communities").

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

The table below sets forth the plans' funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of September 30, 2005 and 2004.

                                                               December 31
                                                            2005         2004
===============================================================================
Change in benefit obligation
     Benefit obligation at beginning of year .........    $ 50,358     $ 45,579
     Service cost ....................................         578        1,920
     Interest cost ...................................       2,633        2,789
     Actuarial (gain) loss ...........................        (677)       1,917
     Benefits paid ...................................      (2,116)      (1,847)
                                                          --------     --------
     Benefit obligation at end of year ...............      50,776       50,358
                                                          --------     --------
Change in plan assets
     Fair value of plan assets at beginning of year ..      39,027       33,940
     Actual return on plan assets ....................       2,978        3,080
     Benefits paid ...................................      (2,116)      (1,847)
     Employer contributions ..........................          24        3,854
                                                          --------     --------
     Fair value of plan assets at end of year ........      39,913       39,027
                                                          --------     --------
     Unfunded status .................................     (10,863)     (11,331)
     Unrecognized net actuarial loss .................      10,268       10,944
     Unrecognized prior service cost .................          62        1,697
     Unrecognized transition asset ...................                      (27)
                                                          --------     --------
     Prepaid benefit cost (liability) ................        (533)       1,283
     Additional pension liability ....................      (8,199)      (5,416)
                                                          --------     --------
     Net minimum liability ...........................    $ (8,732)    $ (4,133)
                                                          ========     ========

Amounts recognized in the balance sheets consist of:
     Prepaid benefit cost (liability) ................    $   (533)    $  1,283
     Additional pension liability ....................      (8,199)      (5,416)
     Intangible asset ................................          62        1,697
     Deferred taxes ..................................       3,255        1,487
     Accumulated other comprehensive loss ............       4,882        2,232
                                                          --------     --------
Net amount recognized ................................    $   (533)    $  1,283
                                                          ========     ========

In January 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Pension Plan (the "Plan"). Employees of the Corporation and certain of its subsidiaries who are participants in the Plan were notified that, on and after March 1, 2005, no additional pension benefits will be earned by employees who have not both attained the age of fifty-five (55) and accrued at least ten (10) years of "Vesting Service". As a result of this action, the Corporation incurred a $1,630,000 pension curtailment loss to record previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits." This loss was recognized and recorded by the Corporation in 2005.

At December 31, 2005 and 2004, the plans' accumulated benefit obligation totaled $48,646,000 and $43,161,000, respectively. Projected future benefit payments in years ending December 31 are as follows:

2006  ................................        $ 2,068
2007  ................................          2,200
2008  ................................          2,269
2009  ................................          2,396
2010  ................................          2,560
2011 to 2015 .........................         15,431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

The Corporation's planned and required contributions to its defined-benefit pension plans in 2006 total $467,000. The Corporation's required contributions paid to its defined-benefit pension plans in 2005 totaled $24,000.

At September 30, 2005 the plans' assets were allocated 66 percent to equity securities, 32 percent to debt securities, and 2 percent to other plan assets. The targeted allocation for those categories of plan assets are 45 to 75 percent, 25 to 55 percent, and 0 to 10 percent, respectively.

At September 30, 2004 the plans' assets were allocated 68 percent to equity securities, 28 percent to debt securities, and 4 percent to real estate and other plan assets. The targeted allocation for those categories of plan assets are 40 to 80 percent, 20 to 60 percent and 1 to 15 percent, respectively.

                                                                  2005       2004       2003
==============================================================================================
Pension cost includes the following components:
   Service cost-benefits earned during the year ............    $   578    $ 1,920    $ 1,564
   Interest cost on projected benefit obligation ...........      2,633      2,789      2,617
   Actual return on plan assets ............................     (2,978)    (3,080)    (3,876)
   Net amortization and deferral ...........................        (23)       614      1,617
   Pension curtailment loss ................................      1,630
                                                                -------    -------    -------
      Total pension cost  ..................................    $ 1,840    $ 2,243    $ 1,922
                                                                =======    =======    =======

                                                                  2005       2004       2003
=============================================================================================
Assumptions used in the accounting as of December 31 were:
      Discount rate ........................................      5.50%      6.00%      6.25%
      Rate of increase in compensation .....................      4.00%      4.00%      4.00%
      Expected long-term rate of return on assets ..........      7.50%      8.00%      8.00%

The above assumptions used to measure benefit obligations as of the plan's measurement date were the same assumptions used to determine the net benefit cost.

At September 30, 2005 and 2004, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans' investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans' are invested in accordance with the plans' Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

At December 31, 2005, the maturities of the plans' debt securities ranged from 135 days to 12.4 years, with a weighted average maturity of 3.1 years. At December 31, 2004, the maturities of the plans' debt securities ranged from 14 days to 6.2 years, with a weighted average maturity of 2.9 years.

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

The 1999 Long-term Equity Incentive Plan, which became effective as of July 1, 1999, authorizes the Corporation to grant stock-based incentive awards, including stock options, to eligible employees of the Corporation or its subsidiaries. The aggregate number of shares that are available for grants under that Plan in any calendar year is equal to the sum of: (a) 1 percent of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year; plus (b) the number of shares that were available for grants, but not granted, under the Plan in any previous year; but in no event will the number of shares available for grants in any calendar year exceed 1.5 percent of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year. Options, which have a ten year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. The 1999 Long-term Equity Incentive Plan will expire in 2009.

The table below is a summary of the status of the Corporation's stock option plans and changes in those plans as of and for the years ended December 31, 2005, 2004 and 2003.

Year Ended December 31,                                      2005                       2004                         2003
----------------------------------------------------------------------------------------------------------------------------------

                                                       WEIGHTED-AVERAGE           WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
      OPTIONS                                     SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
==================================================================================================================================
Outstanding, beginning of year .............     1,019,643      $ 22.00       951,509       $ 20.71       842,583        $ 19.89
Granted ....................................       225,970        26.58       185,170         25.60       190,714          23.46
Exercised ..................................       (96,620)       16.59       (95,899)        15.48       (69,672)         16.93
Cancelled ..................................       (44,206)       25.32       (21,137)        25.36       (12,116)         22.27
                                                 ---------                  ---------                     -------
Outstanding, end of year ...................     1,104,787      $ 23.28     1,019,643       $ 22.00       951,509        $ 20.71
                                                 =========                  =========                     =======
Options exercisable at year end ............     1,061,372                    693,560                     653,040
Weighted-average fair value of
   options granted during the year .........                    $  6.93                     $  6.98                      $  5.99

As of December 31, 2005, other information by exercise price range for option s outstanding and exercisable is as follows:

                                     OUTSTANDING                                                     EXERCISABLE
---------------------------------------------------------------------------------         -------------------------------
  EXERCISE PRICE         NUMBER     WEIGHTED-AVERAGE        WEIGHTED-AVERAGE                NUMBER       WEIGHTED-AVERAGE
      RANGE             OF SHARES    EXERCISE PRICE    REMAINING CONTRACTUAL LIFE         OF SHARES       EXERCISE PRICE
=========================================================================================================================
$ 13.89 - $21.85         369,851         $18.52                 3.6 years                   369,507             $18.52

  22.22 -  25.60         380,952          24.67                 7.2 years                   347,917              24.60

  25.90 -  26.93         353,984          26.74                 8.3 years                   343,948              26.77
                       ---------                                                          ---------
                       1,104,787         $23.28                 6.3 years                 1,061,372             $23.19
                       =========                                                          =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

Although the Corporation has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Corporation had accounted for its employee stock options under that Statement.

The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                        2005           2004           2003
                                        ----           ----           ----

Risk-free interest rates........       4.05%          4.57%          3.55%

Dividend yields.................       3.56%          3.64%          3.65%

Volatility factors of expected
    market price common stock...      30.20%         30.89%         31.29%

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

The First Merchants Corporation 2004 Employee Stock Purchase Plan provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through annual offerings financed by payroll deductions. A total of 400,000 shares of the Corporation's common stock were reserved for issuance pursuant to the plan. The price of the stock to be paid by the employees is determined by the Corporation's compensation committee, but may not be less than 85 percent of the lesser of the fair market value of the Corporation's common stock at the beginning or at the end of the offering period. Common stock purchases are made annually and are paid through advance payroll deductions of up to 20 percent of eligible compensation. At December 31, 2005, $470,000 has been withheld from compensation, plus interest, toward the purchase of shares after June 30, 2006, the end of the annual offering period. Participants under the plan purchased 43,238 shares in 2005 at $21.12 per share. The fair value on the purchase date was $24.85.

The Corporation's Employee Stock Purchase Plan is accounted for in accordance with APB No. 25. Although the Corporation has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Corporation had accounted for the purchased shares under that statement. The pro forma disclosures are included in Note 1 to the consolidated financial statements and were estimated using an option pricing model with the following assumptions for 2005, 2004 and 2003, respectively: dividend yield of 3.56, 3.64 and 3.65, percent; an expected life of one year for all years; expected volatility of 30.20, 30.89 and 31.29 percent; and risk-free interest rates of 4.05, 4.57 and 3.55 percent. The fair value of those purchase rights granted in 2005, 2004 and 2003 was $4.90, $6.38 and $4.81 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

EMPLOYEE BENEFIT PLANS continued

The First Merchants Corporation Retirement and Income Savings Plan (the "Savings Plan"), a Section 401(k) qualified defined contribution plan, was amended on March 1, 2005 to provide enhanced retirement benefits, including employer and matching contributions, for eligible employees of the Corporation and its subsidiaries. The Corporation matches employees' contributions primarily at the rate of 50 percent for the first 6 percent of base salary contributed by participants. Beginning in 2005, employees who have completed 1,000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. The amount of a participant's retirement contribution varies from 2 to 7 percent of salary based upon years of service. Full vesting occurs after 5 years of service. The Corporations' expense for the Savings Plan was $2,052,000 for 2005, $660,000 for 2004, and $600,000
for 2003.

The Corporation maintains supplemental executive retirement and other nonqualified retirement plans for the benefit of certain directors and officers. Under the plans, the Corporation agrees to pay retirement benefits that are actuarially determined based upon plan participants' compensation amounts and years of service. Accrued benefits payable totaled $3,307,000 and $3,004,000 at December 31, 2005 and 2004. Benefit plan expense was $571,000, $615,000 and $485,000 for 2005, 2004 and 2003.

The Corporation maintains post-retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation's health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable. The accrued benefits payable under the plans totaled $1,084,000 and $1,022,000 at December 31, 2005 and 2004. Post-retirement plan expense totaled $120,000, $202,000 and $240,000 for the years ending December 31, 2005, 2004 and 2003.

NOTE 17

NET INCOME PER SHARE

====================================================================================================================================
Year Ended December 31,                           2005                           2004                           2003
------------------------------------------------------------------------------------------------------------------------------------
                                       WEIGHTED-AVERAGE    PER SHARE   WEIGHTED-AVERAGE    PER SHARE   WEIGHTED-AVERAGE   PER SHARE
                                     INCOME       SHARES    AMOUNT     INCOME    SHARES     AMOUNT    INCOME     SHARES     AMOUNT
====================================================================================================================================
Basic net income per share:
  Net income available  to
    common stockholders ..........   $30,239    18,484,832   $1.64    $29,411  18,540,451   $1.59    $27,571    18,233,855   $1.51
                                                             =====                          =====                            =====
Effect of dilutive stock options..                 110,863                        126,826                          137,575
                                     -------    ----------            -------  ----------            -------    ----------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions ......   $30,239    18,595,695   $1.63    $29,411  18,667,277   $1.58    $27,571    18,371,430   $1.50
                                     =======    ==========   =====    =======  ==========   =====    =======    ==========   =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

NET INCOME PER SHARE continued

Options to purchase 214,840, 320,661 and 233,658 shares of common stock with weighted average exercise prices of $26.81, $24.66 and $24.01 at December 31, 2005, 2004 and 2003 were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

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

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                                   2005                             2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      CARRYING            FAIR         CARRYING            FAIR
                                                                       AMOUNT             VALUE         AMOUNT             VALUE
===================================================================================================================================
Assets at December 31:
   Cash and cash equivalents ..................................      $   70,417        $   70,417     $   69,960        $   69,960
   Interest-bearing time deposits .............................           8,748             8,748          9,343             9,343
   Investment securities available for sale ...................         422,627           422,627        416,177           416,177
   Investment securities held to maturity .....................          11,639            11,510          5,358             5,520
   Mortgage loans held for sale ...............................           4,910             4,910          3,367             3,367
   Loans ......................................................       2,432,239         2,511,784      2,405,503         2,415,924
   FRB and FHLB stock .........................................          23,200            23,200         22,858            22,858
   Interest receivable ........................................          19,690            19,690         17,318            17,318
   Cash value of life insurance ...............................          43,579            43,579         42,061            42,061

Liabilities at December 31:
   Deposits ...................................................       2,382,576         2,250,494      2,408,150         2,404,595
   Borrowings:
       Federal funds purchased ................................          50,000            50,000         32,550            32,550
       Securities sold under repurchase agreements ............         106,415           106,415         87,472            85,136
       FHLB advances ..........................................         247,865           248,303        223,663           234,247
       Subordinated debentures, revolving credit
         lines and term loans .................................         103,956           115,822         97,206           105,139
   Interest payable ...........................................           5,874             5,874          4,411             4,411

NOTE 19

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEETS

                                                                December 31,
                                                              2005         2004
================================================================================
Assets
   Cash ..............................................     $  2,749     $    987
   Investment securities available for sale...........        3,500        3,500
   Investment in subsidiaries ........................      404,974      401,721
   Goodwill ..........................................          448          448
   Other assets ......................................       12,259       10,039
                                                           --------     --------
      Total assets ...................................     $423,930     $416,695
                                                           ========     ========
Liabilities
   Borrowings ........................................     $103,956     $ 97,206
   Other liabilities .................................        6,578        4,886
                                                           --------     --------
      Total liabilities ..............................      110,534      102,092

Stockholders' equity .................................      313,396      314,603
                                                           --------     --------
      Total liabilities and stockholders' equity .....     $423,930     $416,695
                                                           ========     ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

CONDENSED FINANCIAL INFORMATION (parent company only) continued

CONDENSED STATEMENTS OF INCOME

                                                                                                      December 31,
                                                                                            2005            2004            2003
===================================================================================================================================
Income
  Dividends from subsidiaries ................................................           $ 30,930        $ 28,983        $ 45,445
  Administrative services fees from subsidiaries..............................             13,823          13,767          10,849
  Other income ...............................................................                644             375             472
                                                                                         --------        --------        --------
     Total income ............................................................             45,397          43,125          56,766
                                                                                         --------        --------        --------
Expenses
  Amortization of core deposit intangibles
   and fair value adjustments ................................................                 11              11              26
  Interest expense............................................................              7,432           6,785           6,463
  Salaries and employee benefits..............................................             12,500          11,240           9,531
  Net occupancy expenses......................................................              1,294           1,481           1,869
  Equipment expenses..........................................................              3,418           2,918           1,955
  Telephone expenses..........................................................              1,181           1,383           1,571
  Postage and courier expense ................................................              1,528           1,467             970
  Other expenses..............................................................              2,394           1,761           2,760
                                                                                         --------        --------        --------
     Total expenses ..........................................................             29,758          27,046          25,145
                                                                                         --------        --------        --------
Income before income tax benefit and equity in
undistributed income of subsidiaries .........................................             15,639          16,079          31,621
     Income tax benefit ......................................................              5,404           4,557           5,577
                                                                                         --------        --------        --------
Income before equity in undistributed income of subsidiaries .................             21,043          20,636          37,198

   Equity in undistributed (distributions in excess of)
    income of subsidiaries ...................................................              9,196           8,775          (9,627)
                                                                                         --------        --------        --------
Net Income ...................................................................           $ 30,239        $ 29,411        $ 27,571
                                                                                         ========        ========        ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
=====================================================================================================================
                                                                             2005             2004             2003
=====================================================================================================================
Operating activities:
   Net income ........................................................    $ 30,239         $ 29,411         $ 27,571
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization ....................................................          11               11               26
     Distributions in excess of (equity in undistributed)
       income of subsidiaries ............... ........................      (9,196)          (8,775)          (9,627)
     Net change in:
        Other assets .................................................      (2,220)            (535)           2,406
        Other liabilities ............................................       1,680              461               (6)
                                                                          --------         --------         --------
           Net cash provided by operating activities .................      20,514           20,573           20,370
                                                                          --------         --------         --------
Investing activities - Investment in subsidiaries ....................      (2,884)          (2,289)         (25,858)
                                                                          --------         --------         --------
           Net cash used by investing activities .....................      (2,884)          (2,289)         (25,858)
                                                                          --------         --------         --------
Financing activities:
   Cash dividends ....................................................     (16,981)         (17,048)         (16,557)
   Borrowings.........................................................       9,833            7,251           47,594
   Repayment of borrowings ...........................................      (3,083)          (9,594)         (29,550)
   Stock issued under employee benefit plans .........................         914              903              819
   Stock issued under dividend reinvestment
     and stock purchase plan .........................................         933            1,278            1,339
   Stock options exercised ...........................................       2,174            1,404            1,191
   Stock redeemed ....................................................      (9,658)          (4,726)            (489)
   Cash paid in lieu of issuing fractional shares ....................                                           (28)
                                                                          --------         --------         --------
           Net cash provided (used) by financing activities ..........     (15,868)         (20,532)           4,319
                                                                          --------         --------         --------
Net change in cash ...................................................       1,762           (2,248)          (1,169)
Cash, beginning of year ..............................................         987            3,235            4,404
                                                                          --------         --------         --------
Cash, end of year ....................................................    $  2,749         $    987         $  3,235
                                                                          ========         ========         ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2005 and 2004:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   AVERAGE SHARES OUTSTANDING   NET INCOME PER SHARE
   QUARTER            INTEREST    INTEREST   NET INTEREST PROVISION FOR     NET    --------------------------   --------------------
    ENDED              INCOME      EXPENSE      INCOME     LOAN LOSSES    INCOME      BASIC        DILUTED       BASIC     DILUTED
2005:
March ............   $   41,315   $  14,373  $    26,942     $  2,667    $  6,567    18,559,664    18,696,526     $ .35     $ .35
June .............       43,513      15,592       27,921        1,948       7,921    18,435,677    18,536,137       .43       .43
September.........       45,567      17,427       28,140        1,794       8,220    18,478,154    18,590,034       .45       .44
December..........       46,814      18,688       28,126        1,945       7,531    18,458,990    18,557,622       .41       .41
                     ----------   ---------- -----------     --------    --------                                 -----     -----
                     $  177,209   $  66,080  $   111,129     $  8,354    $ 30,239    18,484,832    18,595,695     $1.64     $1.63
                     ==========   ========== ===========     ========    ========                                 =====     =====
2004:
March ............   $   38,224   $  12,592  $    25,632     $  1,372    $  6,935    18,518,282    18,645,571     $ .37     $ .37
June .............       38,099      12,252       25,847        1,720       7,355    18,511,190    18,633,301       .40       .40
September.........       39,801      13,009       26,792        1,380       7,653    18,548,041    18,658,459       .41       .41
December..........       40,850      13,732       27,118        1,233       7,468    18,583,492    18,720,802       .41       .40
                     ----------   ---------- -----------     --------    --------                                 -----     -----
                     $  156,974   $  51,585  $   105,389     $  5,705    $ 29,411    18,540,451    18,667,277     $1.59     $1.58
                     ==========   ========== ===========     ========    ========                                 =====     =====

NOTE 21

ACCOUNTING MATTERS

Share-Based Compensation
In December, 2004, FASB issued an amendment to SFAS 123 (SFAS 123R), which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. On April 14, 2005, the SEC amended the compliance date for SFAS 123R from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Corporation adopted SFAS 123R as of January 1, 2006. The effect on the Corporation's results of operations depends on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided and possible performance condition requirements, and so cannot currently be predicted for future awards.

SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of these equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

As of January 1, 2006, the Corporation applied SFAS 123R using the modified prospective method. This method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule). For liability-classified awards, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Note 21

ACCOUNTING MATTERS continued

Corporation measures the cost of employee services received in exchange for an award based on its current fair value; the fair value is remeasured subsequently at each reporting date through the settlement date, and changes in fair value are recognized as compensation cost. For equity-classified awards, the grant date fair value is recognized in earnings over the requisite service period.

Earnings Per Share
The FASB has issued a proposed amendment to SFAS No. 128, Earnings Per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash of shares. The primary impact on the Corporation of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

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

ANNUAL MEETING, STOCK PRICE AND DIVIDEND INFORMATION

The 2006 Annual Meeting of Stockholders
of First Merchants Corporation
will be held...

Thursday, April 13, 2006 at 3:30 p.m.

Horizon Convention Center
401 South High Street
Muncie, Indiana

STOCK INFORMATION

                                                         PRICE PER SHARE
    QUARTER                                      HIGH                              LOW                  DIVIDENDS DECLARED(1)
================================================================================================================================
                                         2005             2004          2005             2004         2005             2004
                                      --------------------------     ---------------------------    ---------------------------
First Quarter  .............          $  28.57         $  26.33      $   25.09        $   23.50     $    .23         $    .23
Second Quarter .............             26.06            25.88          23.05            22.20          .23              .23
Third Quarter ..............             27.30            25.77          24.75            22.96          .23              .23
Fourth Quarter .............             26.89            29.19          23.98            24.15          .23              .23

(1) The Liquidity section of Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 14 to Consolidated Financial Statements include discussions regarding dividend restrictions from the bank subsidiaries to the Corporation.

The table above lists per share prices and dividend payments during 2005 and 2004. Prices are as reported by the National Association of Securities Dealers Automated Quotation - National Market System.

Numbers rounded to nearest cent when applicable.

COMMON STOCK LISTING

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ National Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on January 31, 2006, the number of shares outstanding was 18,420,077. There were 6,061 stockholders of record on that date.

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

The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the commission, including the Corporation; that address is http://www.sec.gov

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Controller and Treasurer. It is part of the Corporation's Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Ethics may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation's web site, which can be accessed at http://www.firstmerchants.com.

Please contact:
Mr. Mark Hardwick
Executive Vice President
and Chief Financial Officer

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

Merchants Trust Company, National Association...............U.S.

CNBC Statutory Trust I...............................Connecticut

                                   EXHIBIT-23
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in this Annual Report on Form 10-K and the registration statements on Form S-8, (File No.s 033-54065, 333-116074, 333-111374, 333-50484, 333-80119 and 333-80117) of First Merchants Corporation
(the "Corporation") of our reports dated January 27, 2006, on the consolidated financial statements of the Corporation as of year ended December 31, 2005 and on our audit of internal control over financial reporting of the Corporation as of December 31, 2005, which reports are included in this Annual Report on Form 10-K.


/s/ BKD, LLP

Indianapolis, Indiana
March 13, 2006

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

Dated: February 14, 2006

/s/ Michael L. Cox                          /s/ James F. Ault
--------------------------------------      ------------------------------------
    Michael L. Cox  President and               James F. Ault           Director
                    Chief Executive
                    Officer (Principal
                    Executive Officer)

/s/Mark K. Hardwick                         /s/ Richard A. Boehning
--------------------------------------      ------------------------------------
   Mark K. Hardwick Executive Vice              Richard A. Boehning     Director
                    President and Chief
                    Financial Officer
                    (Principal Financial
                    and Principal
                    Accounting Officer)
                                            /s/ Thomas B. Clark
                                            ------------------------------------
                                                Thomas B. Clark         Director

                                            /s/ Michael L. Cox
                                            ------------------------------------
                                                Michael L. Cox          Director

                                            /s/ Roderick English
                                            ------------------------------------
                                                Roderick English        Director

                                            /s/ Dr. Jo Ann M. Gora
                                            ------------------------------------
                                                Dr. Jo Ann M. Gora      Director

                                            /s/ Barry J. Hudson
                                            ------------------------------------
                                                Barry J. Hudson         Director

                                            /s/ Robert T. Jaffares
                                            ------------------------------------
                                                Robert T. Jeffares      Director

                                            /s/ Thomas D. McAuliffe
                                            ------------------------------------
                                                Thomas D. McAuliffe     Director

                                            /s/ Michael C. Rechin
                                            ------------------------------------
                                                Michael C. Rechin       Director

                                            /s/ Charles E. Schalliol
                                            ------------------------------------
                                                Charles E. Schalliol    Director

                                            /s/ Robert M. Smitson
                                            ------------------------------------
                                                Robert M. Smitson       Director


                                            ------------------------------------
                                                Jean L. Wojtowicz       Director

                                  EXHIBIT-31.1

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-K
                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

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

Date:  March 16, 2006              /s/Michael L. Cox
                                   ----------------------------------------
                                      Michael L. Cox
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                  EXHIBIT-31.2

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-K
                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

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

Date:  March 16, 2006              /s/Mark K. Hardwick
                                   ----------------------------------------
                                      Mark K. Hardwick
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Principal Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 16, 2006               by /s/ Michael L. Cox
    ---------------------------       -------------------------------------
                                      Michael L. Cox
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.



In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Senior Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 16, 2006               by /s/ Mark K. Hardwick
    ---------------------------       -------------------------------------
                                      Mark K. Hardwick
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Principal Accounting Officer)

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

                                  EXHIBIT-99.1
             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT
          FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN

EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING
              FIRM'S REPORT FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

The annual financial statements and independent registered public accounting firm's report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending December 31, 2005, will be filed as an amendment to the 2005 Annual Report on Form 10-K.