Form 10-Q
period 2006-03-31
FIRST MERCHANTS CORP
filed 2006-05-09
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 18, 2006, there were 18,442,576 outstanding common shares, without par value, of the registrant.

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

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................27

 Item 4.          Controls and Procedures.....................................27

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................28

 Item 1.A.        Risk Factors................................................28

 Item 2.          Unregistered Sales of Equity
                  Securities and Use of Proceeds..............................28

 Item 3.          Defaults Upon Senior Securities.............................28

 Item 4.          Submission of Matters to a Vote of Security Holders.........28

 Item 5.          Other Information...........................................28

 Item 6.          Exhibits....................................................29

 Signatures...................................................................30

 Index to Exhibits............................................................31

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                      March 31,   December 31,
                                                                        2006          2005
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    59,176    $    70,417
  Interest-bearing deposits......................................         9,104          8,748
  Investment securities available for sale ......................       431,190        422,627
  Investment securities held to maturity ........................        10,461         11,639
  Mortgage loans held for sale...................................         5,170          4,910
  Loans, net of allowance for loan losses of $25,623 and $25,188.     2,465,865      2,432,239
  Premises and equipment ........................................        39,029         39,417
  Federal Reserve and Federal Home Loan Bank stock...............        23,421         23,200
  Interest receivable ...........................................        19,035         19,690
  Core deposit intangibles ......................................        16,805         17,567
  Goodwill ......................................................       121,369        121,266
  Cash surrender value of life insurance.........................        43,964         43,579
  Other assets ..................................................        25,346         21,780
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,269,935    $ 3,237,079
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   325,548    $   314,335
    Interest-bearing ............................................     2,120,524      2,068,241
                                                                    -----------    -----------
      Total deposits ............................................     2,446,072      2,382,576
  Borrowings ....................................................       469,002        508,236
  Interest payable ..............................................         6,412          5,874
  Other liabilities..............................................        31,711         26,997
                                                                    -----------    -----------
      Total liabilities .........................................     2,953,197      2,923,683

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Perferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,440,316 and 18,416,714 shares....         2,305          2,302
  Additional paid-in capital ....................................       146,374        145,682
  Retained earnings .............................................       177,975        174,717
  Accumulated other comprehensive loss ..........................        (9,916)        (9,305)
                                                                    -----------    -----------
      Total stockholders' equity ................................       316,738        313,396
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,269,935    $ 3,237,079
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2006        2005
Interest Income:
  Loans receivable
    Taxable ...................................................   $ 43,079    $ 36,822
    Tax exempt ................................................        168         134
  Investment securities
    Taxable ...................................................      2,726       2,329
    Tax exempt ................................................      1,647       1,553
  Federal funds sold ..........................................         17          27
  Deposits with financial institutions ........................        114         142
  Federal Reserve and Federal Home Loan Bank stock ............        311         308
                                                                  --------    --------
    Total interest income .....................................     48,062      41,315
                                                                  --------    --------
Interest expense:
  Deposits ....................................................     14,419       9,806
  Borrowings ..................................................      6,054       4,567
                                                                  --------    --------
    Total interest expense ....................................     20,473      14,373
                                                                  --------    --------
Net Interest Income ...........................................     27,589      26,942
Provision for loan losses .....................................      1,726       2,667
                                                                  --------    --------
Net Interest Income After Provision for Loan Losses ...........     25,863      24,275
                                                                  --------    --------

Total other income ............................................      8,597       9,046

Total other expenses:
  Salaries and benefits .......................................     14,392      14,821
  Other expenses ..............................................      9,396       9,410
                                                                  --------    --------
    Total other expenses ......................................     23,788      24,231

Income before income tax ......................................     10,672       9,090
Income tax expense ............................................      3,163       2,523
                                                                  --------    --------
Net Income ....................................................   $  7,509    $  6,567
                                                                  ========    ========


Per share:

    Basic .....................................................   $    .41    $    .35
    Diluted ...................................................        .41         .35
    Dividends .................................................        .23         .23


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                 ----------------------
                                                                                    2006         2005
                                                                                 ---------    ---------
Net Income...................................................................... $  7,509     $  6,567

Other comprehensive income (loss), net of tax:
  Unrealized losses on securities available for sale:
    Unrealized holding losses arising during the period, net of
      income tax benefit of $407, and $2,522 ...................................     (611)      (3,783)
                                                                                 ---------    ---------
Comprehensive income ........................................................... $  6,898     $  2,784
                                                                                 =========    =========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2006         2005
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 313,396    $ 314,603

Net income .....................................................       7,509        6,567

Cash dividends on common stock .................................      (4,238)      (4,264)

Cash dividends on restricted stock awards ......................         (13)

Other comprehensive income (loss), net of tax...................        (611)      (3,783)

Stock issued under dividend reinvestment and stock purchase plan         291          335

Stock options exercised ........................................         255          757

Tax benefit from stock options exercised .......................          24

Stock redeemed .................................................         (69)      (3,617)

Share-based compensation .......................................         194
                                                                   ---------    ---------

Balances, March 31 .............................................   $ 316,738    $ 310,598
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      ------------------------------------
                                                                                            2006                2005
                                                                                      ----------------    ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $         7,509     $         6,567
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................            1,726               2,667
    Depreciation and amortization...................................................            1,323               2,276
    Share-based compensation........................................................              194
    Tax benefits from stock options exercised.......................................              (24)
    Mortgage loans originated for sale..............................................          (28,586)            (12,840)
    Proceeds from sales of mortgage loans...........................................           28,326              13,123
    Change in interest receivable...................................................              655                 712
    Change in interest payable......................................................              538                 885
    Other adjustments...............................................................            2,000               2,111
                                                                                      ----------------    ----------------
      Net cash provided by operating activities.....................................           13,661              15,501
                                                                                      ----------------    ----------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................             (356)             (1,394)
  Purchases of
    Securities available for sale...................................................          (22,781)            (11,654)
  Proceeds from maturities of
    Securities available for sale...................................................           13,282              16,246
    Securities held to maturity.....................................................              949               1,048
  Proceeds from sales of securities available for sale..............................
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................             (221)                (25)
  Net change in loans...............................................................          (35,352)             13,225
  Other adjustments.................................................................             (935)               (510)
                                                                                      ----------------    ----------------
      Net cash provided (used) by investing activities..............................          (45,414)             16,936
                                                                                      ----------------    ----------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................          (56,553)            (95,211)
    Certificates of deposit and other time deposits.................................          120,049             139,280
  Borrowings........................................................................           36,150             (49,698)
  Repayment of borrowings...........................................................          (75,384)
  Cash dividends on common stock....................................................           (4,238)             (4,264)
  Cash dividends on restricted stock awards.........................................              (13)
  Stock issued under dividend reinvestment and stock purchase plan..................              291                 335
  Stock options exercised...........................................................              255                 757
  Tax benefit from stock options exercised..........................................               24
  Stock redeemed....................................................................              (69)             (3,617)
                                                                                      ----------------    ----------------
      Net cash provided (used) by financing activities..............................           20,512             (12,418)
                                                                                      ----------------    ----------------
Net Change in Cash and Cash Equivalents.............................................          (11,241)             20,019
Cash and Cash Equivalents, January 1................................................           70,417              69,960
                                                                                      ----------------    ----------------
Cash and Cash Equivalents, March 31.................................................  $        59,176     $        89,979
                                                                                      ================    ================
Additional cash flows information:
  Interest paid ....................................................................  $        19,935     $        13,488
  Income tax paid ..................................................................                                  500

See notes to consolidated condensed financial statements.
                                                                          Page 7

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 1.  General

Financial Statement Preparation

The significant accounting policies followed by First Merchants Corporation ("Corporation") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except as discussed below within the caption "Change in Accounting Principle". All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements.

The consolidated condensed balance sheet of the Corporation as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year.

Change in Accounting Principle

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Corporation has elected the modified prospective application and, as a result, has recorded approximately $194,000 in compensation expense related to vested stock options, Employee Stock Purchase Plan options and restricted stock awards, less estimated forfeitures, for the three month period ended March 31, 2006.

NOTE 2.  Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1994 Stock Option Plan and The 1999 Long-term Equity Incentive Plan. The stock options, which have a ten year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years. The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.

The Corporation's 2004 Employee Stock Purchase Plan ("ESPP") provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through annual offerings financed by payroll deductions. The price of the stock to be paid by the employees may not be less than 85 percent of the lesser of the fair market value of the Corporation's common stock at the beginning or at the end of the offering period. Common stock purchases are made annually and are paid through advance payroll deductions of up to 20 percent of eligible compensation.

SFAS 123(R) requires the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. At March 31, 2006, share-based compensation for the three months ended March 31, 2006 totaled $194,000, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

Prior to 2006, the Corporation accounted for share-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation expense be recognized for the Corporation's stock and ESPP options; however, under APB 25, the Corporation was required to record compensation expense over the vesting period for the value of RSAs granted, if any.

The Corporation provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its share-based compensation. The Corporation's net income and net income per share for the three months ended March 31, 2005 would have been reduced if compensation expense related to stock and ESPP options had been recorded in the financial statements, based on fair value at the grant dates.

The estimated fair value of the stock options granted during 2006 and in prior years was calculated using a Black Scholes option pricing model. The following summarizes the assumptions used in the 2006 Black Scholes model:

      Risk-free interest rate                              4.59%
      Expected price volatility                           29.84%
      Dividend yield                                       3.54%
      Forfeiture rate                                      4.00%
      Weighted-average expected life, until exercise       5.75 years

The Black Scholes model incorporates assumptions to value share-based awards. The risk-free rate of interest, for periods equal to the expected life of the option, is based on a zero-coupon U.S. government instrument over a similar contractual term of the equity instrument. Expected price volatility is based on historical volatility of the Corporation's common stock. In addition, the Corporation generally uses historical information to determine the dividend yield and weighted-average expected life of the options, until exercise. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4 percent for the three months ended March 31, 2006, based on historical experience. In the Corporation's pro forma disclosures required under SFAS 123(R) for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.

As a result of adopting SFAS 123(R), net income of the Corporation for the three months ended March 31, 2006 was $161,000 lower (net of $33,000 in tax benefits), than if it had continued to account for share-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was less than $.01 per share.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

Pro forma net income, as if the fair value based method had been applied to all awards, is as follows:

(In thousands, except for per share amounts)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     2006          2005
                                                                                  -------------------------
      Net income as reported ...................................................  $    7,509    $    6,567
      Add: Share-based compensation awards recorded as expense,
           net of income taxes .................................................         161
      Less: Share-based compensation cost, determined under
           the fair value based method, net of income taxes ....................        (161)         (276)
                                                                                  ----------    ----------
      Pro forma net income .....................................................  $    7,509    $    6,291
                                                                                  ==========    ==========

      Earnings per share:
           Basic - as reported .................................................  $      .41    $      .35
           Basic - pro forma ...................................................         .41           .34
           Diluted - as reported ...............................................         .41           .35
           Diluted - pro forma .................................................         .41           .34

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                                    2006
                                                                                -----------
      Stock and ESPP Options:
           Pre-tax compensation expense ........................................$      136

           Income tax benefit ..................................................       (12)
                                                                                ----------
      Stock and ESPP option expense, net of income taxes .......................$      124
                                                                                ==========

      Restricted Stock Awards:
           Pre-tax compensation expense ........................................$       58

           Income tax benefit ..................................................       (21)
                                                                                ----------
      Restricted stock awards expense, net of income taxes .....................$       37
                                                                                ==========

      Total Share-Based Compensation:
           Pre-tax compensation expense ........................................$      194

           Income tax benefit ..................................................       (33)
                                                                                ----------
      Total share-based compensation expense, net of income taxes ..............$      161
                                                                                ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

As of March 31, 2006, unrecognized compensation expense related to stock options, RSAs and ESPP options totaling $437,000, $1,219,000 and $53,000, respectively, is expected to be recognized over weighted-average periods of 1.60, 2.83 and .25 years, respectively.

Stock option activity under the Corporation's stock option plans as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2006 ..................  1,104,787       $     23.28
  Granted .........................................     74,570             25.14
  Exercised .......................................    (13,929)            16.89
  Cancelled .......................................       (217)            26.27
                                                     ----------
  Outstanding at March 31, 2006 ...................  1,165,211       $     23.48           6.35     $2,814,000
                                                     ==========
  Vested and Expected to Vest at March 31, 2006....  1,159,772       $     23.47            .11     $2,812,000
  Exercisable at March 31, 2006 ...................  1,079,140       $     23.34           6.08     $2,787,000


The weighted-average grant date fair value was $6.15 for stock options granted during the three months ended March 31, 2006.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during first quarter 2006 was $130,000. Exercise of options during this same period resulted in cash receipts of $166,000. The Corporation recognized a tax benefit of approximately $24,000 in the first quarter 2006, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock awards outstanding as of March 31, 2006:

                                                                Weighted-Average
                                                   Number of     Grant-Date Fair
                                                    Shares           Value
                                                  ----------      -----------
  Unvested RSAs at January 1, 2006 .............          0                 0
  Granted ......................................     58,167       $     25.10
  Forfeited ....................................
  Vested .......................................
                                                  ----------
  Unvested RSAs at March 31, 2006 ..............     58,167       $     25.10
                                                  ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2005 offering period and approximates $212,000. The ESPP options vest during the twelve month period ending June 30, 2006. At March 31, 2006, total unrecognized compensation expense related to unvested ESPP options was $53,000, which is expected to be recognized over a period of three months.

NOTE 3.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at March 31, 2006
  U.S. Treasury ........................     $  1,595              $     (1)  $  1,594
  U.S. Government-sponsored
    agency securities...................       94,737   $     23     (2,036)    92,724
  State and municipal ..................      162,593      2,075     (1,244)   163,424
  Mortgage-backed securities ...........      169,542        106     (6,247)   163,401
  Marketable equity securities..........       10,423                  (376)    10,047
                                             --------   --------   --------   --------
      Total available for sale .........      438,890      2,204     (9,904)   431,190
                                             --------   --------   --------   --------


Held to maturity at March 31, 2006
  State and municipal...................       10,437        306       (338)    10,405
  Mortgage-backed securities............           24                               24
                                             --------   --------   --------   --------
      Total held to maturity ...........       10,461        306       (338)    10,429
                                             --------   --------   --------   --------
      Total investment securities ......     $449,351   $  2,510   $(10,242)  $441,619
                                             ========   ========   ========   ========


                                                           Gross       Gross
                                              Amortized  Unrealized  Unrealized   Fair
                                                Cost       Gains       Losses    Value
Available for sale at December 31, 2005
  U.S. Treasury ........................       $  1,586             $     (1) $  1,585
  U.S. Government-sponsored
    agency securities ..................         83,026  $      1     (1,836)   81,191
  State and municipal ..................        167,095     2,159     (1,131)  168,123
  Mortgage-backed securities ...........        168,019       139     (5,656)  162,502
  Other asset-backed securities.........              1                              1
  Marketable equity securities .........          9,660                 (435)    9,225
                                               --------  --------   --------  --------
     Total available for sale ..........        429,387     2,299     (9,059)  422,627
                                               --------  --------   --------  --------

Held to maturity at December 31, 2005
  State and municipal ..................         11,609       283       (412)   11,480
  Mortgage-backed securities ...........             30                             30
                                               --------  --------   --------  --------
     Total held to maturity ............         11,639       283       (412)   11,510
                                               --------  --------   --------  --------
     Total investment securities .......       $441,026  $  2,582   $ (9,471) $434,137
                                               ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                     March 31,    December 31,
                                                                                       2006          2005
                                                                                   -----------    -----------
Loans:
  Commercial and industrial loans ..............................................   $   486,411    $   461,102
  Agricultural production financing and other loans to farmers .................        87,433         95,130
  Real estate loans:
    Construction ...............................................................       175,784        174,783
    Commercial and farmland ....................................................       743,905        734,865
    Residential ................................................................       746,410        751,217
  Individuals' loans for household and other personal expenditures .............       202,478        200,139
  Tax-exempt loans .............................................................        13,656          8,263
  Lease financing receivables, net of unearned income...........................         8,193          8,713
  Other loans ..................................................................        27,218         23,215
                                                                                   -----------    -----------
                                                                                     2,491,488      2,457,427
  Allowance for loan losses.....................................................       (25,623)       (25,188)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,465,865    $ 2,432,239
                                                                                   ===========    ===========

                                                                                      Three Months Ended
                                                                                           March 31,

                                                                                       2006           2005
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    25,188    $    22,548

  Provision for losses .........................................................         1,726          2,667

  Recoveries on loans ..........................................................           308            222

  Loans charged off ............................................................        (1,599)          (949)
                                                                                   -----------    -----------
  Balances, March 31 ...........................................................   $    25,623    $    24,488
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                March 31,      December 31,
summarized below:                                      2006            2005
================================================================================

Non-accrual loans................................    $ 11,424       $ 10,030

Loans contractually past due 90 days
  or more other than nonaccruing.................       5,188          3,965

Restructured loans...............................         114            310
                                                     --------       --------
    Total........................................    $ 16,726       $ 14,305
                                                     ========       ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the combination of all dilutive common share equivalents, comprised of shares issuable under the Corporation's share-based compensation plans, and the weighted-average shares outstanding during the reporting period.

Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of share-based awards, the amount of compensation expense, if any, for future service that the Corporation has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in-captial when share-based awards are exercised, are assumed to be used to repurchase common stock in the current period.


                                                                         Three Months Ended March 31,
                                                               2006                                         2005
                                             -------------------------------------------  ------------------------------------------
                                                             Weighted-                                    Weighted-
                                              Net             Average       Per Share      Net             Average       Per Share
                                             Income           Shares         Amount       Income           Shares         Amount
                                             ------           ------         ------       ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders......................$    7,509        18,425,047    $     .41    $    6,567        18,559,664    $     .35
                                                                             ==========                                   ==========

Effect of dilutive common
 share equivalents ..........................                     107,089                                      136,862
                                             ----------       ------------                ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..................$    7,509        18,532,136    $     .41    $    6,567        18,696,526    $     .35
                                             ==========       ============   ==========   ==========       ============   ==========

Stock options to purchase 397,339 and 152,158 shares for the three months ended March 31, 2006 and 2005 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 6.  Defined Benefit Pension Costs

The Corporation has defined benefit pension plans covering substantially all employees. The plans provide benefits that are based on the employees' compensation and years of service. The Corporation uses an actuarial calculation to determine pension plan costs and paid no contributions to its defined-benefit pension plans during the first quarter of 2006.

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

The following represents the pension cost for the three months ended March 31, 2006.

                                                               Three Months Ended
                                                                     March 31,
                                                                2006          2005
                                                           -------------------------
Pension Cost
------------
Service cost............................................   $      131    $      145

Interest cost ..........................................          683           658

Expected return on plan assets .........................         (728)         (768)

Amortization of the transition asset....................                         (7)

Amortization of prior service cost......................            1             1

Amortization of the net loss............................           87            24

Curtailment loss........................................                      1,630
                                                           ----------    ----------
      Total Pension Cost................................   $      174    $    1,683
                                                           ==========    ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 7.  Impact of Accounting Changes

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156 ("SFAS No. 156"). This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

o Amortization method- Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation, based on fair value at each reporting date.

o Fair value measurement method- Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective for the Corporation at the beginning of its first fiscal year that begins after September 15, 2006, and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Corporation did not early adopt SFAS No. 156 on January 1, 2006. The Corporation is currently evaluating the effect of adoption of this Statement on its financial condition and results of operations.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------

FORWARD-LOOKING STATEMENTS

We from time to time include forward-looking statements in our oral and written communication. We may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "believe", "continue", "pattern", "estimate", "project", "intend", "anticipate", "expect" and similar expressions or future or conditional verbs such as "will", "would", "should", "could", "might", "can", "may", or similar expressions. These forward-looking statements include:

     *  statements of our goals, intentions and expectations;

     *  statements regarding our business plan and growth strategies;

     * statements regarding the asset quality of our loan and investment portfolios; and

     *  estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

     * fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations and expense expectations;

     * adverse changes in the economy, which might affect our business prospects and could cause credit-related losses and expenses;

     *  adverse developments in our loan and investment portfolios;

     * competitive factors in the banking industry, such as the trend towards consolidation in our market;

     * changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like our affiliate banks;

     * acquisitions of other businesses by us and integration of such acquired businesses;

     * changes in market, economic, operational, liquidity, credit and interest rate risks associated with our business; and

     * the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward- looking statements. In addition, our past results of operations do not necessarily indicate our anticipated future results.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the quarter ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

BUSINESS SUMMARY

We are a financial holding company headquartered in Muncie, Indiana. Since our organization in 1982, we have grown to include 8 affiliate banks with 65 locations in 17 Indiana and 3 Ohio counties. In addition to our branch network, our delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

Our business activities are currently limited to one significant business segment, which is community banking. Our financial service affiliates include eight nationally chartered banks: First Merchants Bank, N.A., The Madison Community Bank, N.A., United Communities National Bank, First National Bank, Decatur Bank and Trust Company, N.A., Frances Slocum Bank & Trust Company, N.A., Lafayette Bank and Trust Company, N.A. and Commerce National Bank. The banks provide commercial and retail banking services. In addition, our trust company, multi-line insurance company and title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

We believe that our mission, guiding principles and strategic initiatives produce profitable growth for stockholders. Our vision is to satisfy all the financial needs of our customers, help them succeed financially and be recognized as the premier financial services company in our markets. Our primary strategy to achieve this vision is to increase product usage and focus on providing each customer with all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles.

We believe it is important to maintain a well controlled environment as we continue to grow our businesses. Sound credit policies are maintained and interest rate and market risks inherent in our asset and liability balances are managed within prudent ranges, while ensuring adequate liquidity and funding. Our stockholder value has continued to increase due to customer satisfaction and the balanced way we manage our business risk.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2006, equaled $7,509,000, compared to $6,567,000 in the same period of 2005. Diluted earnings per share were $.41, an increase of 17.1 percent from the $.35 reported for the first quarter 2005. The increase in earnings during the period is due to an increase in net interest income, a decrease in the provision for loan losses, and a pension accounting loss recorded in the first quarter 2005, resulting from the curtailment of the accumulation of defined benefits in the Corporation's defined benefit plan. These factors are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Annualized returns on average assets and average stockholders' equity for the three months ended March 31, 2006, were .93 percent and 9.49 percent, respectively, compared with .83 percent and 8.33 percent for the same period of 2005.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CAPITAL

Our regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was 7.8 percent at March 31, 2006 and 7.7 percent at year end 2005. In addition, at March 31, 2006, we had a Tier I risk-based capital ratio of 9.7 percent and total risk-based capital ratio of 11.7 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of
8.0 percent.

Our GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.7 percent at March 31, 2006 and December 31, 2005. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

Our  tangible  capital  ratio,   defined  as  total  stockholders'  equity  less
intangibles net of tax to total assets less intangibles net of tax, equaled 5.9 percent as of March 31, 2006, and 5.8 percent at December 31, 2005.

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

                                               March 31,    December 31,
(Dollars in thousands)                           2006           2005

Average Goodwill ..........................  $   121,369    $   120,867
Average Core Deposit Intangible (CDI) .....       17,171         19,087
Average Deferred Tax on CDI ...............       (6,237)        (7,141)
                                             -----------    -----------
  Intangible Adjustment ...................  $   132,303    $   132,813
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   316,629    $   315,907
Intangible Adjustment .....................     (132,303)      (132,813)
                                             -----------    -----------
  Average Tangible Capital ................  $   184,326    $   183,094
                                             ===========    ===========

Average Assets ............................  $ 3,235,933    $ 3,195,784
Intangible Adjustment .....................     (132,303)      (132,813)
                                             -----------    -----------
  Average Tangible Assets .................  $ 3,103,630    $ 3,062,971
                                             ===========    ===========

Net Income ................................  $     7,509    $    30,239
CDI Amortization, net of tax ..............          480          1,952
                                             -----------    -----------
  Tangible Net Income .....................  $     7,989    $    32,191
                                             ===========    ===========

Diluted Earnings per Share ................  $      0.41    $      1.63
Diluted Tangible Earnings per Share .......  $      0.43    $      1.73

Return on Average GAAP Capital ............         9.49%          9.58%
Return on Average Tangible Capital ........        17.34%         17.58%

Return on Average Assets ..................         0.93%          0.95%
Return on Average Tangible Assets .........         1.03%          1.05%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q


ASSET QUALITY/PROVISION FOR LOAN LOSSES

Our primary business focus is middle market commercial and residential real estate, auto and small consumer lending, which results in portfolio diversification. We ensure that appropriate methods to understand and underwrite risk are utilized. Commercial loans are individually underwritten and judgmentally risk rated. They are periodically monitored and prompt corrective actions are taken on deteriorating loans. Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

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

At March 31, 2006, non-performing loans totaled $16,726,000, an increase of $2,421,000 from December 31, 2005, as noted in Note 4. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. This increase was primarily due to one commercial loan credit added to non-performing loans, during the first quarter of 2006.

At March 31, 2006, impaired loans totaled $54,295,000, an increase of $1,915,000 from December 31, 2005. At March 31, 2006, an allowance for losses was not deemed necessary for impaired loans totaling $44,795,000, but an allowance of $3,523,000 was recorded for the remaining balance of impaired loans of $9,500,000 and is included in our allowance for loan losses.

At December 31, 2005, impaired loans totaled $52,380,000, an increase of $2,969,000 from year end 2004. At December 31, 2005, a specific allowance for losses was not deemed necessary for impaired loans totaling $44,840,000, but a specific allowance of $2,824,000 was recorded for the remaining balance of impaired loans of $7,540,000 and is included in our allowance for loan losses. The average balance of impaired loans for 2005 was $44,790,000. The increase of total impaired loans is primarily due to the increase of performing, substandard classified loans, which comprise a portion of the total impaired loans. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. For the Corporation, all performing, substandard classified loans are included in the impaired loan total.

At March 31, 2006, the allowance for loan losses was $25,623,000, an increase of $435,000 from year end 2005. As a percent of loans, the allowance was 1.03 percent at March 31, 2006 and 1.02 percent at December 31, 2005.

The provision for loan losses for the first three months of 2006 was $1,726,000, a decrease of $941,000 from $2,667,000 for the same period in 2005.
                                                                         Page 20

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
LIQUIDITY

Liquidity management is the process by which we ensure that adequate liquid funds are available for us and our subsidiaries. These funds are necessary in order for us and our subsidiaries to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to shareholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by the asset/liability committees at each subsidiary and by our asset/liability committee.

Our liquidity is dependent upon our receipt of dividends from our bank subsidiaries, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of our bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources.

The most stable source of liability-funded liquidity for both the long- term and short-term is deposit growth and retention in the core deposit base. In addition, we utilize advances from the Federal Home Loan Bank. ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At March 31, 2006, total borrowings from the FHLB were $225,640,000. Our bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2006, was $82,557,000. At March 31, 2006, our revolving line of credit had a balance of $13,000,000 and a remaining borrowing capacity of $7,000,000.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $431,190,000 at March 31, 2006, an increase of $8,563,000 or 2.0 percent over
December 31, 2005. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $674,000 at March 31, 2006. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at March 31, 2006 are as follows:

                                                                   At March 31,
(Dollars in thousands)                                                2006
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  617,967
Standby letters of credit .......................................     31,266
                                                                  ----------
                                                                  $  649,233
                                                                  ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and long-term debt at March 31, 2006 are as follows:

                                2006       2007       2008       2009       2010       2011       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $  1,542   $  1,756   $  1,275   $  1,111   $  1,057   $  1,649   $  8,390
Long-term debt ...........    172,741     45,495     32,806     13,378     35,179    169,403    469,002
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $174,283   $ 47,251   $ 34,081   $ 14,489   $ 36,236   $171,052   $477,392
                             ========   ========   ========   ========   ========   ========   ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management has been an important factor in our ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor our liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings. Decisions regarding investment and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, our exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

It is our objective to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal our Asset Liability function to provide optimum and stable net interest income. To accomplish this, we use two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net
Interest Income Simulation Modeling are both constructed, presented, and monitored quarterly.

We believe that our liquidity and interest sensitivity position at March 31, 2006, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

We place our greatest credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by our management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements.

Net interest income simulation modeling, or earnings-at-risk, measures the sensitivity of net interest income to various interest rate movements. Our asset liability process monitors simulated net interest income under three separate interest rate scenarios; base, rising and falling. Estimated net interest income for each scenario is calculated over a 12-month horizon. The immediate and parallel changes to the base case scenario used in the model are presented below. The interest rate scenarios are used for analytical purposes and do not necessarily represent our view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into our earnings.

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates our best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For mortgage-related assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, e.g., savings, money market, NOW and demand deposits, reflect our best estimate of expected future behavior.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios for the period ended February 28, 2007 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation for the period ended February 28, 2007 are as follows:

Driver Rates            RISING             FALLING
=============================================================
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Two-Year CMT            200                (200)
Three-Year CMT          200                (200)
Five-Year CMT           200                (200)
CD's                    200                 (59)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at February 28, 2006. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $110,882  $112,447   $100,249

Variance from base                                    $  1,565   $(10,633)

Percent of change from base                               1.41%     (9.59)%

The comparative rising and falling scenarios for the period ended December 31, 2006 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation for the period ended December 31, 2006 are as follows:

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

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at November 30, 2005. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $111,989  $114,930   $109,220

Variance from base                                    $  2,941   $ (2,769)

Percent of change from base                               2.63%     (2.47)%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2006, and December 31, 2005.

Loans increased approximately $34,321,000 from December 31, 2005 to March 31, 2006, and investment securities increased by approximately $7,385,000 during the same period. Real estate construction, real estate commercial and farmland, commercial and industrial loans, tax exempt loans and other loans increased approximately $47,085,000 during the first three months of 2006 as compared to the balances outstanding at December 31, 2005. These increases were offset by a $12,764,000 decline in agricultural loans, residential real estate loans and leases.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                           March 31,              December 31,
                                                                   2006                     2005
----------------------------------------------------------------------------------------------------
Interest-bearing time deposits ......................             $ 9,104                  $ 8,748

Investment securities available for sale ............             431,190                  422,627

Investment securities held to maturity ..............              10,461                   11,639

Mortgage loans held for sale ........................               5,170                    4,910

Loans ...............................................           2,491,488                2,457,427

Federal Reserve and Federal Home Loan Bank stock                   23,421                   23,200
                                                               ----------               ----------

                     Total ..........................          $2,970,834               $2,928,551
                                                               ==========               ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans) based on period ending amounts as of March 31, 2006 and December 31, 2005.

(Dollars in thousands)                               March 31,     December 31,
                                                       2006           2005
                                                    ----------     ----------
Deposits ........................................   $2,446,072     $2,382,576
Federal funds purchased..........................       64,150         50,000
Securities sold under repurchase agreements......       77,256        106,415
Federal Home Loan Bank advances .................      225,640        247,865
Subordinated debentures, revolving credit lines
   and term loans................................      101,956        103,956
                                                    ----------     ----------
                                                    $2,915,074     $2,890,812
                                                    ==========     ==========

We have continued to leverage our capital position with Federal Home Loan Bank advances, as well as repurchase agreements which are pledged against acquired investment securities as collateral for the borrowings. The interest rate risk is included as part of our interest simulation discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "LIQUIDITY" and "INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK".

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2006 and 2005.

During the three months ended March 31, 2006, asset yields increased 74 basis points (FTE) and interest costs increased 76 basis points, resulting in a two basis point (FTE) decrease in net interest income as compared to the same period in 2005. The increases in interest income and interest expense were primarily a result of seven 25 basis point overnight federal funds rate increases by the Federal Open Market Committee during this period.

                                                            Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                      2006          2005

Annualized Net Interest Income........................  $  110,356    $  107,768

Annualized FTE Adjustment.............................  $    3,910    $    3,634

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  114,267    $  111,402

Average Earning Assets................................  $2,953,290    $2,866,551

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        6.64%         5.90%

Interest Expense as a Percent
  of Average Earning Assets...........................        2.77%         2.01%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.87%         3.89%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

Other income in the first three months of 2006 was $449,000 or 5.0 percent lower than the same period of 2005.

Three items primarily account for the change:

1. We realized an increase of $318,000 in debit card fees due to greater usage by customers.

2. Service charges in the first quarter of 2006 were $297,000 lower than the same period in 2005.

3. A cash payment was received in the first quarter of 2005 of approximately $232,000, related to our membership in a credit card network that was merged with another card network. No such payment was received during the same period in 2006.

OTHER EXPENSES

Other expenses in the first three months of 2006 was $443,000 or 1.8 percent lower than the same period in 2005.

Two areas account for most of the change:

1. A pension accounting loss, totaling approximately $1,630,000, was recorded during the first quarter of 2005. The loss resulted from the curtailment of the accumulation of defined benefits in our defined benefit pension plan.

2. Salary expenses were $1,033,000 higher in the first quarter of 2006, as compared to the same period in 2005, primarily due to staff additions and normal annual increases. In addition, salary expenses of $194,000 were recorded in the first quarter of 2006, due to share-based compensation expense recorded.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

Income tax expense, for the three months ended March 31, 2006, increased by $640,000 from the same period in 2005. The effective tax rate was 29.6 and 27.8 percent for the 2006 and 2005 periods.

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including us, and that address is (http://www.sec.gov).


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

Item 4.  Controls and Procedures
-------------------------------------------------------------------

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

          None

Item 1.A. Risk Factors
----------------------

There have been no material changes from the risk factors previously disclosed in the Corporation's December 31, 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity
          Securities and Use of Proceeds
---------------------------------------------------

         a.  None

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended March 31, 2006, as follows(1):

                                                                                              MAXIMUM NUMBER OF
                                                                   TOTAL NUMBER OF           SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE     SHARES PURCHASED AS PART        BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE    OF BOARD AUTHORIZATION(1)     BOARD AUTHORIZATION(1)
      ------            ----------------    --------------    -------------------------    ------------------------
01/01/06 - 01/31/06           2,648(2)          $26.85                    0                           0
02/01/06 - 02/28/06               0                0                      0                           0
03/01/06 - 03/31/06               0                0                      0                           0

(1) On February 14, 2006, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization was not publicly announced and expires February 13, 2007. There were 250,000 remaining shares that may yet be purchased pursuant to such authorizations as of March 31, 2006.

(2) These shares were purchased in connection with the exercise of certain outstanding stock options.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         a.  None

         b.  None

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                31.1            Certification of Chief               32
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               33
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           34
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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date: May 9, 2006                       by /s/ Michael C. Rechin
     --------------------------            -------------------------------------
                                           Michael C. Rechin
                                           Executive Vice President and
                                           Chief Operating Officer
                                           (Principal Executive Officer)

Date: May 9, 2006                       by /s/ Mark K. Hardwick
     --------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Chief Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                31.1            Certification of Chief               32
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               33
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           34
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002

                                  EXHIBIT-31.1

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Michael C. Rechin, Executive Vice President and Chief Operating Officer of First Merchants Corporation, certify that:

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

Date: May 9, 2006                       /s/Michael C. Rechin
                                        ----------------------------------------
                                           Michael C. Rechin
                                           Executive Vice President and
                                           Chief Operating Officer
                                           (Principal Executive Officer)

                                  EXHIBIT-31.2

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of First Merchants Corporation, certify that:

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

Date: May 9, 2006                       /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and
                                           Chief Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael C. Rechin, Executive Vice President and Chief Operating Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 9, 2006                       by /s/ Michael C. Rechin
    ---------------------------            -------------------------------------
                                           Michael C. Rechin
                                           Executive Vice President and
                                           Chief Operating Officer
                                           (Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark
K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 9, 2006                       by /s/ Mark K. Hardwick
    ---------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Chief Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.