Form 10-Q
period 2006-06-30
FIRST MERCHANTS CORP
filed 2006-08-09
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

As of July 21, 2006, there were 18,267,487 outstanding common shares, without par value, of the registrant.

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

 Signatures...................................................................30

 Index to Exhibits............................................................31

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                      June 30,    December 31,
                                                                        2006          2005
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    71,275    $    70,417
  Interest-bearing deposits......................................         8,529          8,748
  Investment securities available for sale ......................       456,499        422,627
  Investment securities held to maturity ........................        10,383         11,639
  Mortgage loans held for sale...................................         5,338          4,910
  Loans, net of allowance for loan losses of $25,884 and $25,188.     2,565,556      2,432,239
  Premises and equipment ........................................        41,122         39,417
  Federal Reserve and Federal Home Loan Bank stock...............        23,889         23,200
  Interest receivable ...........................................        19,539         19,690
  Core deposit intangibles ......................................        16,043         17,567
  Goodwill ......................................................       121,386        121,266
  Cash surrender value of life insurance.........................        44,358         43,579
  Other assets ..................................................        24,346         21,780
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,408,263    $ 3,237,079
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   340,046    $   314,335
    Interest-bearing ............................................     2,195,354      2,068,241
                                                                    -----------    -----------
      Total deposits ............................................     2,535,400      2,382,576
  Borrowings ....................................................       527,347        508,236
  Interest payable ..............................................         6,927          5,874
  Other liabilities..............................................        25,585         26,997
                                                                    -----------    -----------
      Total liabilities .........................................     3,095,259      2,923,683

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Preferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,259,256 and 18,416,714 shares....         2,282          2,302
  Additional paid-in capital ....................................       142,037        145,682
  Retained earnings .............................................       181,042        174,717
  Accumulated other comprehensive loss ..........................       (12,357)        (9,305)
                                                                    -----------    -----------
      Total stockholders' equity ................................       313,004        313,396
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,408,263    $ 3,237,079
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended       Six Months Ended
                                                                         June 30,                June 30,
                                                                    2006        2005         2006         2005
Interest Income:
  Loans receivable
    Taxable ...................................................   $45,658     $38,831     $ 88,737     $ 75,653
    Tax exempt ................................................       231         189          399          323
  Investment securities
    Taxable ...................................................     3,082       2,376        5,808        4,705
    Tax exempt ................................................     1,613       1,554        3,260        3,107
  Federal funds sold ..........................................        11         112           28          139
  Deposits with financial institutions ........................       132         166          246          308
  Federal Reserve and Federal Home Loan Bank stock ............       320         285          631          593
                                                                  -------     -------     --------     --------
    Total interest income .....................................    51,047      43,513       99,109       84,828
                                                                  -------     -------     --------     --------
Interest expense:
  Deposits ....................................................    16,914      10,829       31,333       20,535
  Borrowings ..................................................     6,367       4,763       12,421        9,430
                                                                  -------     -------      -------      -------
    Total interest expense ....................................    23,281      15,592       43,754       29,965
                                                                  -------     -------      -------      -------
Net Interest Income ...........................................    27,766      27,921       55,355       54,863
Provision for loan losses .....................................     1,729       1,948        3,455        4,615
                                                                  -------     -------      -------      -------
Net Interest Income After Provision for Loan Losses ...........    26,037      25,973       51,900       50,248
                                                                  -------     -------      -------      -------
Other Income:
  Net realized gains on sales of available-for-sale securities.        (9)          6                         6
  Other income ................................................     8,420       8,756       17,008       17,802
                                                                  -------     -------      -------      -------
Total other income ............................................     8,411       8,762       17,008       17,808
                                                                  -------     -------      -------      -------
Other expenses:
  Salaries and benefits .......................................    13,543      13,258       27,935       28,079
  Other expenses ..............................................    10,351       9,941       19,747       19,351
                                                                  -------     -------      -------      -------
Total other expenses ..........................................    23,894      23,199       47,682       47,430
                                                                  -------     -------      -------      -------
Income before income tax ......................................    10,554      11,536       21,226       20,626
Income tax expense ............................................     3,263       3,615        6,426        6,138
                                                                  -------     -------      -------      -------
Net Income ....................................................   $ 7,291     $ 7,921      $14,800      $14,488
                                                                  =======     =======      =======      =======

Per share:

    Basic .....................................................   $   .39     $   .43      $  .80       $  .78
    Diluted ...................................................       .39         .43         .80          .78
    Dividends .................................................       .23         .23         .46          .46


See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended        Six Months Ended
                                                                                         June 30                  June 30
                                                                                 ----------------------    ---------------------
                                                                                    2006         2005        2006         2005
                                                                                 ---------    ---------    ---------    --------
Net Income...................................................................... $  7,291     $  7,921     $14,800      $14,488

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax benefit of $1,631, ($916), $2,035, and $1,606 .................   (2,446)       1,374      (3,052)      (2,409)

Less:  Reclassification adjustment for gains (losses) included in net
  income, net of income tax expense of ($4), $2, $0 and $2 .....................       (5)           4                        4
                                                                                 ---------    ---------    ---------    --------
                                                                                   (2,441)       1,370      (3,052)      (2,413)
                                                                                 ---------    ---------    ---------    --------
Comprehensive income ........................................................... $  4,850     $  9,291     $11,748      $12,075
                                                                                 =========    =========    =========    ========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2006         2005
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 313,396    $ 314,603

Net income .....................................................      14,800       14,488

Cash dividends on common stock .................................      (8,449)      (8,495)

Cash dividends on restricted stock awards ......................         (26)

Other comprehensive income (loss), net of tax...................      (3,052)      (2,413)

Stock issued under dividend reinvestment and stock purchase plan         592          335

Stock options exercised ........................................         755        1,631

Tax benefit from stock options exercised .......................          78

Stock redeemed .................................................      (5,442)      (6,791)

Share-based compensation .......................................         352
                                                                   ---------    ---------

Balances, June 30 ..............................................   $ 313,004    $ 313,358
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      ----------------------------------
                                                                                            2006              2005
                                                                                      ----------------  ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $       14,800    $       14,488
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           3,455             4,615
    Depreciation and amortization...................................................           5,297             2,463
    Share-based compensation........................................................             352
    Tax benefits from stock options exercised.......................................             (78)
    Mortgage loans originated for sale..............................................         (57,443)          (29,737)
    Proceeds from sales of mortgage loans...........................................          57,014            31,748
    Change in interest receivable...................................................             151               368
    Change in interest payable......................................................           1,053               657
    Other adjustments...............................................................          (1,225)              474
                                                                                      ---------------   ---------------
      Net cash provided by operating activities.....................................  $       23,376    $       25,076
                                                                                      ---------------   ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $          219    $           88
  Purchases of
    Securities available for sale...................................................         (66,531)          (44,581)
  Proceeds from maturities of
    Securities available for sale...................................................          27,786            38,052
    Securities held to maturity.....................................................           1,027             1,441
  Proceeds from sales of securities available for sale..............................                             1,735
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................            (689)             (196)
  Net change in loans...............................................................        (136,772)          (14,927)
  Other adjustments.................................................................          (7,002)           (1,467)
                                                                                      ---------------   ---------------
      Net cash used by investing activities.........................................  $     (181,962)   $      (19,855)
                                                                                      ---------------   ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $       11,876    $     (123,516)
    Certificates of deposit and other time deposits.................................         140,948           119,644
  Borrowings........................................................................         119,306            92,717
  Repayment of borrowings...........................................................        (100,194)          (79,209)
  Cash dividends on common stock....................................................          (8,449)           (8,494)
  Cash dividends on restricted stock awards.........................................             (26)
  Stock issued under dividend reinvestment and stock purchase plans.................             592               335
  Stock options exercised...........................................................             755             1,631
  Tax benefit from stock options exercised..........................................              78
  Stock redeemed....................................................................          (5,442)           (6,791)
                                                                                      ---------------   ---------------
      Net cash provided/(used) by financing activities..............................         159,444            (3,683)
                                                                                      ---------------   ---------------
Net Change in Cash and Cash Equivalents.............................................             858             1,538
Cash and Cash Equivalents, January 1................................................          70,417            69,960
                                                                                      ---------------   ---------------
Cash and Cash Equivalents, June 30..................................................  $       71,275    $       71,498
                                                                                      ===============   ===============

Additional cash flows information:
  Interest paid ....................................................................  $        42,701   $        29,308
  Income tax paid ..................................................................            7,235             9,510

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year.

Change in Accounting Principle

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Corporation has elected the modified prospective application and, as a result, has recorded approximately $352,000 in compensation expense related to vested stock options, Employee Stock Purchase Plan options and restricted stock awards, less estimated forfeitures, for the six month period ended June 30, 2006.

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

SFAS 123(R) requires the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. At June 30, 2006, share-based compensation for the three and six months ended June 30, 2006 totaled $158,000 and $352,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

The Corporation provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its share-based compensation. The Corporation's net income and net income per share for the six months ended June 30, 2005 would have been reduced if compensation expense related to stock and ESPP options had been recorded in the financial statements, based on fair value at the grant dates.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4 percent for the six months ended June 30, 2006, based on historical experience. In the Corporation's pro forma disclosures required under SFAS 123(R) for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.

As a result of adopting SFAS 123(R), net income of the Corporation for the six months ended June 30, 2006 was $274,000 lower (net of $78,000 in tax benefits), than if it had continued to account for share-based compensation under APB 25. The impact on both basic and diluted earnings per share for the six months ended June 30, 2006 was $.01 per share.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

Pro forma net income, as if the fair value based method had been applied to all awards, is as follows:

(In thousands, except for per share amounts)

                                                                                      Three Months Ended          Six Months Ended
                                                                                            June 30,                   June 30,
                                                                                       2006         2005         2006         2005
                                                                                  ------------------------  ------------------------
      Net income as reported ...................................................  $    7,291   $    7,921   $   14,800  $   14,488
      Add: Share-based compensation awards recorded as expense,
           net of income taxes .................................................         113                       274
      Less: Share-based compensation cost, determined under
           the fair value based method, net of income taxes ....................        (113)        (271)        (274)        (547)
                                                                                  ----------   ----------   ----------   ----------
      Pro forma net income .....................................................  $    7,291   $    7,650   $   14,800   $   13,941
                                                                                  ==========   ==========   ==========   ==========

      Earnings per share:
           Basic - as reported .................................................  $      .39   $      .43   $      .80   $      .78
           Basic - pro forma ...................................................         .39          .42          .80          .75
           Diluted - as reported ...............................................         .39          .43          .80          .78
           Diluted - pro forma .................................................         .39          .41          .80          .75

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

                                                                             Three Months Ended     Six Months Ended
                                                                                  June 30,              June 30,
                                                                                    2006                  2006
                                                                                -----------           -----------
      Stock and ESPP Options:
           Pre-tax compensation expense ........................................$      116            $      252

           Income tax benefit ..................................................        (8)                  (20)
                                                                                ----------            ----------
      Stock and ESPP option expense, net of income taxes .......................$      108            $      232
                                                                                ==========            ==========

      Restricted Stock Awards:
           Pre-tax compensation expense ........................................$       42            $      100

           Income tax benefit ..................................................       (37)                  (58)
                                                                                ----------            ----------
      Restricted stock awards expense, net of income taxes .....................$        5            $       42
                                                                                ==========            ==========

      Total Share-Based Compensation:
           Pre-tax compensation expense ........................................$      158            $      352

           Income tax benefit ..................................................       (45)                  (78)
                                                                                ----------            ----------
      Total share-based compensation expense, net of income taxes ..............$      113            $      274
                                                                                ==========            ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

As of June 30, 2006, unrecognized compensation expense related to stock options and RSAs totaling $332,000 and $1,113,000, respectively, is expected to be recognized over weighted-average periods of 1.58 and 2.58 years, respectively.

Stock option activity under the Corporation's stock option plans as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2006 ..................  1,104,787       $     23.28
  Granted .........................................     63,000             25.14
  Exercised .......................................    (40,227)            17.79
  Cancelled .......................................     (9,923)            25.90
                                                     ----------
  Outstanding at June 30, 2006 ....................  1,117,637       $     23.56           6.14     $1,274,000
                                                     ==========
  Vested and Expected to Vest at June 30, 2006 ....  1,113,076       $     23.56            .10     $1,274,000
  Exercisable at June 30, 2006 ....................  1,043,135       $     23.44           5.90     $1,274,000


The weighted-average grant date fair value was $6.15 for stock options granted during the six months ended June 30, 2006.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the first six months of 2006 was $310,000. Exercise of options during this same period resulted in cash receipts of $620,000. The Corporation recognized a tax benefit of approximately $78,000 in the first six months of 2006, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock awards outstanding as of June 30, 2006:

                                                                Weighted-Average
                                                   Number of     Grant-Date Fair
                                                    Shares           Value
                                                  ----------      -----------
  Unvested RSAs at January 1, 2006 .............          0                 0
  Granted ......................................     58,167       $     25.10
  Forfeited ....................................     (1,500)            25.14
  Vested .......................................
                                                  ----------
  Unvested RSAs at June 30, 2006 ...............     56,667       $     25.10
                                                  ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2005 offering period and approximates $212,000. The ESPP options vested during the twelve month period ending June 30, 2006. At June 30, 2006, the entire amount had been recognized. On July 1, 2006, the Corporation granted additional options under the ESPP. The grant date fair value was estimated at $198,000 and will be recognized over the twelve month period ending June 30, 2007.

NOTE 3.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at June 30, 2006
  U.S. Treasury ........................     $  1,487              $     (2)  $  1,485
  U.S. Government-sponsored
    agency securities...................       93,593                (2,747)    90,846
  State and municipal ..................      161,386   $  1,355     (1,780)   160,961
  Mortgage-backed securities ...........      197,522         48     (7,985)   189,585
  Marketable equity securities..........       13,968                  (346)    13,622
                                             --------   --------   --------   --------
      Total available for sale .........      467,956      1,403    (12,860)   456,499
                                             --------   --------   --------   --------


Held to maturity at June 30, 2006
  State and municipal...................       10,363        224       (396)    10,191
  Mortgage-backed securities............           20                               20
                                             --------   --------   --------   --------
      Total held to maturity ...........       10,383        224       (396)    10,211
                                             --------   --------   --------   --------
      Total investment securities ......     $478,339   $  1,627   $(13,256)  $466,710
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
                                               ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                     June 30,     December 31,
                                                                                       2006          2005
                                                                                   -----------    -----------
Loans:
  Commercial and industrial loans ..............................................   $   501,238    $   461,102
  Agricultural production financing and other loans to farmers .................        95,352         95,130
  Real estate loans:
    Construction ...............................................................       178,254        174,783
    Commercial and farmland ....................................................       813,171        734,865
    Residential ................................................................       744,552        751,217
  Individuals' loans for household and other personal expenditures .............       208,768        200,139
  Tax-exempt loans .............................................................        13,656          8,263
  Lease financing receivables, net of unearned income...........................         8,589          8,713
  Other loans ..................................................................        27,860         23,215
                                                                                   -----------    -----------
                                                                                     2,591,440      2,457,427
  Allowance for loan losses.....................................................       (25,884)       (25,188)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,565,556    $ 2,432,239
                                                                                   ===========    ===========

                                                                                       Six Months Ended
                                                                                            June 30,

                                                                                       2006           2005
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    25,188    $    22,548

  Provision for losses .........................................................         3,455          4,615

  Recoveries on loans ..........................................................           620            893

  Loans charged off ............................................................        (3,379)        (2,965)
                                                                                   -----------    -----------
  Balances, June 30 ............................................................   $    25,884    $    25,091
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                June 30,       December 31,
summarized below:                                      2006            2005
================================================================================

Non-accrual loans................................    $ 12,611       $ 10,030

Loans contractually past due 90 days
  or more other than nonaccruing.................       8,818          3,965

Restructured loans...............................         111            310
                                                     --------       --------
    Total........................................    $ 21,540       $ 14,305
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

                                                                     Three Months Ended June 30,
                                                           2006                                           2005
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    7,291        18,385,298    $     .39      $    7,921        18,435,677    $     .43
                                                                         ==========                                     ==========
Effect of dilutive stock options........                       77,980                                        100,460
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    7,291        18,463,278    $     .39      $    7,921        18,536,137    $     .43
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 659,659 and 329,286 shares for the three months ended June 30, 2006 and 2005 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                     Six Months Ended June 30,
                                                           2006                                           2005
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   14,800        18,405,063    $     .80      $   14,488        18,497,328    $     .78
                                                                         ==========                                     ==========
Effect of dilutive stock options........                       89,818                                        116,348
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   14,800        18,494,881    $     .80      $   14,488        18,613,676    $     .78
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 572,616 and 319,256 shares for the six months ended June 30, 2006 and 2005 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

The following represents the pension cost for the three and six months ended June 30, 2006.

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                                2006          2005             2006          2005
                                                           --------------------------     -------------------------
Pension Cost
------------
Service cost............................................   $      131    $      145       $      262    $      290

Interest cost ..........................................          683           658            1,366         1,316

Expected return on plan assets .........................         (728)         (768)          (1,456)       (1,537)

Amortization of the transition asset....................                         (7)                           (14)

Amortization of prior service cost......................            1             1                2             3

Amortization of the net loss............................           87            24              174            47

Curtailment loss........................................                                                     1,630
                                                           ----------    ----------       ----------    ----------
      Total Pension Cost................................   $      174    $       53       $      348    $    1,735
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

Note 8.  Subsequent Event

On August 1, 2006, the Corporation purchased three prime-based interest rate floor agreements with an aggregate notional amount of $250 million and strike rates ranging from 6% to 7%. The combined purchase price of approximately $550,000 will be amortized on an allocated fair value basis over the three-year term of the agreements. The Corporation's objective in using interest rate floors is to add stability to interest income by reducing its exposure to decreases in cash flows on its prime-based loans. An interest rate floor agreement involves the receipt of cash payments when the underlying interest rate falls below the floor strike rate over the life of the agreement without exchange of the underlying principal (notional) amount. The interest rate floors are designated as cash flow hedges and will be accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

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

We believe there have been no significant changes during the quarter ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

BUSINESS SUMMARY

We are a financial holding company headquartered in Muncie, Indiana. Since our organization in 1982, we have grown to include 8 affiliate banks with 64 locations in 17 Indiana and 3 Ohio counties. In addition to our branch network, our delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

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

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2006, equaled $7,291,000, compared to $7,921,000 in the same period of 2005. Diluted earnings per share were $.39, a decrease of 9.3 percent from the $.43 reported for the second quarter 2005. The decrease in earnings per share is primarily a result of the decrease in the net interest margin of 19 basis points from the same period of 2005.

Net income for the six months ended June 30, 2006, equaled $14,800,000, compared to $14,488,000 during the same period in 2005. Diluted earnings per share were $.80 a 2.6 percent increase from the $.78 reported in 2005.

Annualized returns on average assets and average stockholders' equity for the three months ended June 30, 2006, were .88 percent and 9.20 percent, respectively, compared with .99 percent and 10.13 percent for the same period of 2005.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

RESULTS OF OPERATIONS  (continued)

        Annualized returns on average assets and average stockholders' equity for the six months ended June 30, 2006 were .90 percent and 9.35 percent, respectively, compared with .91 percent and 9.23 percent for the same period of 2005. For further analysis, see the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL

Our regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was 7.5 percent at June 30, 2006 and 7.7 percent at year end 2005. In addition, at June 30, 2006, we had a Tier I risk-based capital ratio of 9.3 percent and total risk-based capital ratio of 11.3 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of
8.0 percent.

Our GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.2 percent at June 30, 2006 and 9.7 percent at December 31, 2005. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

Our  tangible  capital  ratio,   defined  as  total  stockholders'  equity  less
intangibles net of tax to total assets less intangibles net of tax, equaled 5.6 percent as of June 30, 2006, and 5.8 percent at December 31, 2005.

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

                                               June 30,     December 31,
(Dollars in thousands)                           2006           2005

Average Goodwill ..........................  $   121,378    $   120,867
Average Core Deposit Intangible (CDI) .....       16,790         19,087
Average Deferred Tax on CDI ...............       (5,667)        (7,141)
                                             -----------    -----------
  Intangible Adjustment ...................  $   132,501    $   132,813
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   316,750    $   315,907
Intangible Adjustment .....................     (132,501)      (132,813)
                                             -----------    -----------
  Average Tangible Capital ................  $   184,249    $   183,094
                                             ===========    ===========

Average Assets ............................  $ 3,279,130    $ 3,195,784
Intangible Adjustment .....................     (132,501)      (132,813)
                                             -----------    -----------
  Average Tangible Assets .................  $ 3,146,629    $ 3,062,971
                                             ===========    ===========

Net Income ................................  $    14,800    $    30,239
CDI Amortization, net of tax ..............          960          1,952
                                             -----------    -----------
  Tangible Net Income .....................  $    15,760    $    32,191
                                             ===========    ===========

Diluted Earnings per Share ................  $      0.80    $      1.63
Diluted Tangible Earnings per Share .......  $      0.85    $      1.73

Return on Average GAAP Capital ............         9.42%          9.58%
Return on Average Tangible Capital ........        17.25%         17.58%

Return on Average Assets ..................         0.91%          0.95%
Return on Average Tangible Assets .........         1.01%          1.05%

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

At June 30, 2006, non-performing loans totaled $21,540,000, an increase of $7,235,000 from December 31, 2005, as noted in Note 4. Our top ten largest non-performers total $8.8 million, up from 7.3 million at March 31, 2006. Of those top ten, only three have balances in excess of $1 million. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

At June 30, 2006, impaired loans totaled $54,453,000, an increase of $2,073,000 from December 31, 2005. At June 30, 2006, an allowance for losses was not deemed necessary for impaired loans totaling $38,788,000, but an allowance of $3,608,000 was recorded for the remaining balance of impaired loans of $15,665,000 and is included in our allowance for loan losses.

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

At June 30, 2006, the allowance for loan losses was $25,884,000, an increase of $696,000 from year end 2005. As a percent of loans, the allowance was 1.00 percent at June 30, 2006 and 1.02 percent at December 31, 2005.

The provision for loan losses for the first six months of 2006 was $3,455,000, a decrease of $1,160,000 from $4,615,000 for the same period in 2005.
                                                                         Page 20

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

The most stable source of liability-funded liquidity for both the long- term and short-term is deposit growth and retention in the core deposit base. In addition, we utilize advances from the Federal Home Loan Bank. ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At June 30, 2006, total borrowings from the FHLB were $225,329,000. Our bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2006, was $45,505,000. At June 30, 2006, our revolving line of credit had a balance of $11,250,000 and a remaining borrowing capacity of $8,750,000.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $456,499,000 at June 30, 2006, an increase of $33,872,000 or 8.0 percent over
December 31, 2005. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $599,000 at June 30, 2006. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at June 30, 2006 are as follows:

                                                                   At June 30,
(Dollars in thousands)                                                2006
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  668,651
Standby letters of credit .......................................     24,351
                                                                  ----------
                                                                  $  693,002
                                                                  ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and long-term debt at June 30, 2006 are as follows:

                                2006       2007       2008       2009       2010       2011       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $  1,042   $  1,787   $  1,305   $  1,142   $  1,087   $  1,680   $  8,043
Long-term debt ...........    214,647     54,745     32,706     20,372     35,161    169,716    527,347
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $215,689   $ 56,532   $ 34,011   $ 21,514   $ 36,248   $171,396   $535,390
                             ========   ========   ========   ========   ========   ========   ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management has been an important factor in our ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor our liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings. Decisions regarding investments and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, our exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

It is our objective to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of our Asset Liability function to provide optimum and stable net interest income. To accomplish this, we use two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are both constructed, presented, and monitored quarterly.

We believe that our liquidity and interest sensitivity position at June 30, 2006, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios for the period ended May 31, 2007 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation for the period ended May 31, 2007 are as follows:

Driver Rates            RISING             FALLING
=============================================================
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Three-Year CMT          200                (200)
Five-Year CMT           200                (200)
CD's                    200                (183)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at May 31, 2006. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $107,785  $109,264   $106,220

Variance from base                                    $  1,480   $ (1,565)

Percent of change from base                               1.40%     (1.50)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2006, and December 31, 2005.

Loans increased approximately $134,441,000 from December 31, 2005 to June 30, 2006, and investment securities increased by approximately $32,616,000 during the same period. Real estate construction, real estate commercial and farmland, commercial and industrial loans, tax exempt loans, loans to individuals and other loans increased approximately $140,581,000 during the first six months of 2006 as compared to the balances outstanding at December 31, 2005. These increases were offset by a decline in residential real estate loans.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                           June 30,               December 31,
                                                                   2006                     2005
----------------------------------------------------------------------------------------------------
Interest-bearing time deposits ......................             $ 8,529                  $ 8,748

Investment securities available for sale ............             456,499                  422,627

Investment securities held to maturity ..............              10,383                   11,639

Mortgage loans held for sale ........................               5,338                    4,910

Loans ...............................................           2,591,440                2,457,427

Federal Reserve and Federal Home Loan Bank stock                   23,889                   23,200
                                                               ----------               ----------

                     Total ..........................          $3,096,078               $2,928,551
                                                               ==========               ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans) based on period ending amounts as of June 30, 2006 and December 31, 2005.

(Dollars in thousands)                               June 30,      December 31,
                                                       2006           2005
                                                    ----------     ----------
Deposits ........................................   $2,535,400     $2,382,576
Federal funds purchased..........................       94,200         50,000
Securities sold under repurchase agreements......       77,612        106,415
Federal Home Loan Bank advances .................      255,329        247,865
Subordinated debentures, revolving credit lines
   and term loans................................      100,206        103,956
                                                    ----------     ----------
                                                    $3,062,747     $2,890,812
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2006 and 2005.

During the six months ended June 30, 2006, asset yields increased 75 basis points (FTE) and interest costs increased 85 basis points, resulting in a ten basis point (FTE) decrease in net interest income as compared to the same period in 2005. The increases in interest income and interest expense were primarily a result of eight 25 basis point overnight federal funds rate increases by the Federal Open Market Committee during this period.

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
(Dollars in Thousands)                                      2006          2005          2006          2005

Annualized Net Interest Income........................  $  111,062    $  111,683    $  110,709    $  109,725

Annualized FTE Adjustment.............................  $    3,969    $    3,753    $    3,940    $    3,694

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  115,031    $  115,435    $  114,649    $  113,419

Average Earning Assets................................  $3,029,988    $2,897,984    $2,991,851    $2,882,354

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        6.87%         6.14%         6.76%         6.01%

Interest Expense as a Percent
  of Average Earning Assets...........................        3.07%         2.15%         2.93%         2.08%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.80%         3.99%         3.83%         3.93%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

Other income in the second quarter of 2006 was $351,000 or 4.0 percent lower than the same quarter of 2005. Gains on loan sales decreased by $268,000 from the same period in 2005 due to a reduction in mortgage loan originations.

Other income in the first six months of 2006 was $800,000 or 4.5 percent lower than the same period of 2005.

Two items primarily account for the change:

1. Gains on loan sales decreased by $391,000 or 26.9 percent from the same period in 2005 due to a reduction in mortgage loan originations.

2. A cash payment was received in the first quarter of 2005 of approximately $200,000, related to the Corporation's membership in a credit card network that was merged with another card network. No such payment was received during the same period in 2006.

OTHER EXPENSES

Total other expenses represent non-interest expenses of the Corporation. Total other expenses during the second quarter of 2006 increased from the second quarter of 2005 by $695,000 or 3.0 percent. A fixed asset write off $300,000 was recognized in the second quarter of 2006 as a result of closed branches.

Total other expenses in the first six months of 2006 were $252,000 or .5 percent higher than the same period of 2005.

Three areas account for most of the change:

1. A pension accounting loss, totaling approximately $1,630,000, was recorded during the first quarter of 2005. The loss resulted from the curtailment of the accumulation of defined benefits in our defined benefit pension plan.

2. Salary expenses were $1,718,000 higher than the same period in 2005, primarily due to staff additions and normal annual increases. In addition, salary expenses of $352,000 were recorded in the first six months of 2006, due to share-based compensation expense recorded.

3. A fixed asset write off $300,000 was recognized in the second quarter of 2006 as a result of closed branches.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

Income tax expense, for the six months ended June 30, 2006, increased by $288,000 from the same period in 2005. The effective tax rate was 30.3 and 29.8 percent for the 2006 and 2005 periods.

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

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity
          Securities and Use of Proceeds
---------------------------------------------------

         a.  None

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended June 30, 2006, as follows(1):

                                                                                              MAXIMUM NUMBER OF
                                                                   TOTAL NUMBER OF           SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE     SHARES PURCHASED AS PART        BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE    OF BOARD AUTHORIZATION(1)     BOARD AUTHORIZATION(1)
      ------            ----------------    --------------    -------------------------    ------------------------
04/01/06 - 04/30/06           1,594(2)          $25.99                     0                           0
05/01/06 - 05/31/06          50,000(1)          $24.64                50,000                           0
06/01/06 - 06/30/06         170,000(1)          $24.05               170,000                           0

(1) On February 14, 2006, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization was not publicly announced and expires February 13, 2007. There were 30,000 remaining shares that may yet be purchased pursuant to such authorizations as of June 30, 2006.

(2) These shares were purchased in connection with the exercise of certain outstanding stock options.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          a. The Annual Meeting of Shareholders of the Corporation was held on April 13, 2006.

          b.  No response is required.

          c.  The following matters were voted on by shareholders:

          i) Election of Directors - The following directors were elected for a term of three years.

                                          Vote Count
                              ------------------------------------------------
                                  Vote For       Vote Against   Vote Abstained
                              ----------------  --------------  --------------
     Richard A. Boehning         14,357,854           0          1,064,113
     Barry J. Hudson             15,000,475           0            421,492
     Michael C. Rechin           15,101,266           0            320,701

          ii) Ratification of the appointment of Independent Public Accounting Firm - BKD, LLP, Indianapolis, Indiana: Votes For - 15,253,391, Votes Against - 49,734, Votes Abstained - 118,842.

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


Date: August 9, 2006                    by /s/ Michael L. Cox
     --------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 9, 2006                    by /s/ Mark K. Hardwick
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

Date: August 9, 2006                    by /s/ Michael L. Cox
                                           -------------------------------------
                                           Michael L. Cox
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: August 9, 2006                    /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and
                                           Chief Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 9, 2006                    by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 9, 2006                    by /s/ Mark K. Hardwick
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