Form 10-K/A
FIRST MERCHANTS CORP
filed 2006-10-10
CIK 712534

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

                                                    Part of Form 10-K
              Documents                          Into Which Incorporated

Portions of the Registrant's Annual        Part I (Item 1)
Report to Shareholders for the year
ended December 31, 2005                    Part II (Items 5, 6, 7, 7A, and 8)

Portions of the Registrant's               Part III (Items 10 through 14)
Definitive Proxy Statement for
Annual Meeting of Shareholders
to be held April 13, 2006

                           FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2005:

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

Date:  October 10, 2006

                                   EXHIBIT 23


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the registration statement of First Merchants Corportion on Form S-8 (File Number 33-28900) of our report dated August 10, 2006, on our audits of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2006 and 2005 and for the years ended June 30, 2006, 2005 and 2004, which report is included in Exhibit 28.


/s/  BKD, LLP

Indianapolis, Indiana
October 5, 2006

                                   EXHIBIT 28


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 11-K





                   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 2006





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





                           FIRST MERCHANTS CORPORATION
          (Name of issuer of the securities held pursuant to the plan)





                             200 East Jackson Street
                              Muncie, Indiana 47305
                     (Address of principal executive office)

             Report of Independent Registered Public Accounting Firm


Compensation Committee of the
    Board of Directors
First Merchants Corporation
Muncie, Indiana


We have audited the accompanying statements of financial condition of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2006 and 2005, and the related statements of income and changes in plan equity for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of June 30, 2006 and 2005, and the results of its operations for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


[GRAPHIC OMITTED]

/S/ BKD, LLP

Indianapolis, Indiana
August 10, 2006

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)

                        Statements of Financial Condition
                             June 30, 2006 and 2005

Assets

                                                          2006               2005
                                                  ----------------------------------------

      Investments - interest-bearing deposits       $        864,837    $        918,138
                                                    ================    ================

  Plan Equity                                       $        864,837    $        918,138
                                                    ================    ================
See Notes to Financial Statements


                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)

                 Statements of Income and Changes in Plan Equity
                    Years Ended June 30, 2006, 2005 and 2004


                                                                 2006                2005               2004
                                                          -----------------------------------------------------------
      Investment income - interest                          $         11,795   $         10,727    $         10,352

      Participant contributions                                      902,848            993,138             956,912
                                                            ----------------   ----------------    ----------------
                                                                     914,643          1,003,865             967,264
                                                            ----------------   ----------------    ----------------

      Withdrawals and terminations paid in cash                       54,757             91,101              63,930

      Purchase and distribution of stock                             913,187            902,624             819,656
                                                            ----------------   ----------------    ----------------
                                                                     967,944            993,725             883,586
                                                            ----------------   ----------------    ----------------

      Income and changes in Plan equity for the year                 (53,301)            10,140              83,678


      Plan equity at beginning of year                               918,138            907,998             824,320
                                                            ----------------   ----------------    ----------------

      Plan equity at end of year                            $        864,837   $        918,138    $        907,998
                                                            ================   ================    ================

See Notes to Financial Statements

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)

                          Notes to Financial Statements
                             June 30, 2006 and 2005


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


     Investments,   consisting   of  interest-bearing  deposit  accounts   at  a
     subsidiary of the Corporation, are carried at cost, which approximates current value.


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


     In July 2006 and 2005, the Corporation issued 41,391 and 43,238 shares of its common stock for the offering period ended June 30, 2006 and 2005, at $20.66 and $21.12 per share.


     At June 30, 2006 and 2005, the Plan had 414 and 463 participants.

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)

                          Notes to Financial Statements
                             June 30, 2006 and 2005

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