Form 10-Q
period 2006-09-30
FIRST MERCHANTS CORP
filed 2006-11-08
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

As of October 16, 2006, there were 18,412,237 outstanding common shares, without par value, of the registrant.

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

 Signatures...................................................................30

 Index to Exhibits............................................................31

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                   September 30,   December 31,
                                                                        2006          2005
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    65,641    $    70,417
  Interest-bearing deposits......................................         8,717          8,748
  Investment securities available for sale ......................       458,784        422,627
  Investment securities held to maturity ........................         9,290         11,639
  Mortgage loans held for sale...................................         3,395          4,910
  Loans, net of allowance for loan losses of $26,975 and $25,188.     2,614,669      2,432,239
  Premises and equipment ........................................        40,511         39,417
  Federal Reserve and Federal Home Loan Bank stock...............        23,620         23,200
  Interest receivable ...........................................        23,946         19,690
  Core deposit intangibles ......................................        15,280         17,567
  Goodwill ......................................................       121,386        121,266
  Cash surrender value of life insurance.........................        63,539         43,579
  Other assets ..................................................        23,261         21,780
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,472,039    $ 3,237,079
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   324,601    $   314,335
    Interest-bearing ............................................     2,369,690      2,068,241
                                                                    -----------    -----------
      Total deposits ............................................     2,694,291      2,382,576
  Borrowings ....................................................       419,146        508,236
  Interest payable ..............................................        10,236          5,874
  Other liabilities..............................................        26,075         26,997
                                                                    -----------    -----------
      Total liabilities .........................................     3,149,748      2,923,683

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Preferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,334,811 and 18,416,714 shares....         2,292          2,302
  Additional paid-in capital ....................................       143,688        145,682
  Retained earnings .............................................       184,555        174,717
  Accumulated other comprehensive loss ..........................        (8,244)        (9,305)
                                                                    -----------    -----------
      Total stockholders' equity ................................       322,291        313,396
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,472,039    $ 3,237,079
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,            September 30,
                                                                    2006        2005         2006         2005
Interest Income:
  Loans receivable
    Taxable ...................................................   $48,738     $40,853     $137,475     $116,506
    Tax exempt ................................................       189         160          588          483
  Investment securities
    Taxable ...................................................     3,289       2,427        9,097        7,132
    Tax exempt ................................................     1,645       1,595        4,905        4,702
  Federal funds sold ..........................................        13          51           41          190
  Deposits with financial institutions ........................       144         185          390          493
  Federal Reserve and Federal Home Loan Bank stock ............       307         296          938          889
                                                                  -------     -------     --------     --------
    Total interest income .....................................    54,325      45,567      153,434      130,395
                                                                  -------     -------     --------     --------
Interest expense:
  Deposits ....................................................    20,291      12,172       51,624       32,707
  Borrowings ..................................................     6,410       5,255       18,831       14,685
                                                                  -------     -------      -------      -------
    Total interest expense ....................................    26,701      17,427       70,455       47,392
                                                                  -------     -------      -------      -------
Net Interest Income ...........................................    27,624      28,140       82,979       83,003
Provision for loan losses .....................................     1,558       1,794        5,013        6,409
                                                                  -------     -------      -------      -------
Net Interest Income After Provision for Loan Losses ...........    26,066      26,346       77,966       76,594
                                                                  -------     -------      -------      -------
Other Income:
  Net realized gains on sales of available-for-sale securities.                    16                        22
  Other income ................................................     8,835       8,764       25,843       26,566
                                                                  -------     -------      -------      -------
Total other income ............................................     8,835       8,780       25,843       26,588
                                                                  -------     -------      -------      -------
Other expenses:
  Salaries and benefits .......................................    14,033      13,384       41,968       41,463
  Other expenses ..............................................     9,922       9,917       29,669       29,268
                                                                  -------     -------      -------      -------
Total other expenses ..........................................    23,955      23,301       71,637       70,731
                                                                  -------     -------      -------      -------
Income before income tax ......................................    10,946      11,825       32,172       32,451
Income tax expense ............................................     3,207       3,605        9,633        9,743
                                                                  -------     -------      -------      -------
Net Income ....................................................   $ 7,739     $ 8,220      $22,539      $22,708
                                                                  =======     =======      =======      =======

Per share:

    Basic .....................................................   $   .42     $   .45      $ 1.23       $ 1.23
    Diluted ...................................................       .42         .44        1.22         1.22
    Dividends .................................................       .23         .23         .69          .69

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended        Nine Months Ended
                                                                                      September 30             September 30
                                                                                 ----------------------    ---------------------
                                                                                    2006         2005        2006         2005
                                                                                 ---------    ---------    ---------    --------
Net Income...................................................................... $  7,739     $  8,220     $22,539      $ 22,708

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax benefit of $(2,742), $589, $(707), and $2,195 .................    3,993         (883)        941        (3,293)

  Unrealized gains on cash flow hedges:
    Unrealized gains arising during the period, net of income tax of
      $(79), $0, $(79) and $0 ..................................................      119                      119

Less:  Reclassification adjustment for gains (losses) included in net
  income, net of income tax expense of $0, $6, $0 and $9 .......................                    10                        13
                                                                                 ---------    ---------    ---------    ---------
                                                                                    4,113         (893)      1,060        (3,306)
                                                                                 ---------    ---------    ---------    ---------
Comprehensive income ........................................................... $ 11,852     $  7,327     $23,599      $ 19,402
                                                                                 =========    =========    =========    =========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2006         2005
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 313,396    $ 314,603

Net income .....................................................      22,539       22,708

Cash dividends on common stock .................................     (12,662)     (12,748)

Cash dividends on restricted stock awards ......................         (39)

Other comprehensive income (loss), net of tax...................       1,060       (3,306)

Stock issued under employee benefit plan .......................         857          913

Stock issued under dividend reinvestment and stock purchase plan         919          638

Stock options exercised ........................................         857        2,114

Tax benefit from stock options exercised .......................         132

Stock redeemed .................................................      (5,332)      (6,970)

Issuance of stock in acquisition ...............................                      438

Share-based compensation .......................................         564
                                                                   ---------    ---------

Balances, September 30 .........................................   $ 322,291    $ 318,390
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                      ----------------------------------
                                                                                            2006              2005
                                                                                      ----------------  ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $       22,539    $       22,708
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           5,013             6,409
    Depreciation and amortization...................................................           6,495             3,829
    Share-based compensation........................................................             564
    Tax benefits from stock options exercised.......................................            (132)
    Mortgage loans originated for sale..............................................         (89,366)          (55,065)
    Proceeds from sales of mortgage loans...........................................          90,879            53,406
    Change in interest receivable...................................................          (4,256)           (2,243)
    Change in interest payable......................................................           4,362             1,232
    Other adjustments...............................................................         (19,886)            3,397
                                                                                      ---------------   ---------------
      Net cash provided by operating activities.....................................  $       16,212    $       33,673
                                                                                      ---------------   ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $           31    $       (1,365)
  Purchases of
    Securities available for sale...................................................         (82,027)          (77,867)
  Proceeds from maturities of
    Securities available for sale...................................................          42,581            53,220
    Securities held to maturity.....................................................           6,520             1,550
  Proceeds from sales of securities available for sale..............................                             2,023
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................            (420)             (307)
  Net change in loans...............................................................        (187,443)          (19,688)
  Other adjustments.................................................................          (7,589)           (4,048)
                                                                                      ---------------   ---------------
      Net cash used by investing activities.........................................  $     (228,347)   $      (46,482)
                                                                                      ---------------   ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $       (1,868)   $     (171,585)
    Certificates of deposit and other time deposits.................................         313,583           228,729
  Borrowings........................................................................         144,806            99,151
  Repayment of borrowings...........................................................        (233,894)         (116,083)
  Cash dividends on common stock....................................................         (12,662)          (12,748)
  Cash dividends on restricted stock awards.........................................             (39)
  Stock issued under employee benefit plan..........................................             857               913
  Stock issued under dividend reinvestment and stock purchase plans.................             919               638
  Stock options exercised...........................................................             857             2,114
  Tax benefit from stock options exercised..........................................             132
  Stock redeemed....................................................................          (5,332)           (6,970)
                                                                                      ---------------   ---------------
      Net cash provided/(used) by financing activities..............................         207,359            24,159
                                                                                      ---------------   ---------------
Net Change in Cash and Cash Equivalents.............................................          (4,776)           11,350
Cash and Cash Equivalents, January 1................................................          70,417            69,960
                                                                                      ---------------   ---------------
Cash and Cash Equivalents, June 30..................................................  $       65,641    $       81,310
                                                                                      ===============   ===============

Additional cash flows information:
  Interest paid ....................................................................  $        66,093   $        46,160
  Income tax paid ..................................................................           11,273            12,700

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year.

Change in Accounting Principle

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Corporation has elected the modified prospective application and, as a result, has recorded approximately $564,000 in compensation expense related to vested stock options, Employee Stock Purchase Plan options and restricted stock awards, less estimated forfeitures, for the nine month period ended September 30, 2006.

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

SFAS 123(R) requires the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. At September 30, 2006, share-based compensation for the three and nine months ended September 30, 2006 totaled $212,000 and $564,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

The Corporation provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its share-based compensation. The Corporation's net income and net income per share for the nine months ended September 30, 2005 would have been reduced if compensation expense related to stock and ESPP options had been recorded in the financial statements, based on fair value at the grant dates.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4 percent for the nine months ended September 30, 2006, based on historical experience. In the Corporation's pro forma disclosures required under SFAS 123(R) for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.

As a result of adopting SFAS 123(R), net income of the Corporation for the nine months ended September 30, 2006 was $451,000 lower (net of $113,000 in tax benefits), than if it had continued to account for share-based compensation under APB 25. The impact on both basic and diluted earnings per share for the nine months ended September 30, 2006 was $.01 per share.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

Pro forma net income, as if the fair value based method had been applied to all awards, is as follows:

(In thousands, except for per share amounts)

                                                                                      Three Months Ended         Nine Months Ended
                                                                                        September 30,              September 30,
                                                                                       2006         2005         2006         2005
                                                                                  ------------------------  ------------------------
      Net income as reported ...................................................  $    7,739   $    8,220   $   22,539  $   22,708
      Add: Share-based compensation awards recorded as expense,
           net of income taxes .................................................         177                       451
      Less: Share-based compensation cost, determined under
           the fair value based method, net of income taxes ....................        (177)      (1,083)        (451)      (1,630)
                                                                                  ----------   ----------   ----------   ----------
      Pro forma net income .....................................................  $    7,739   $    7,137   $   22,539   $   21,078
                                                                                  ==========   ==========   ==========   ==========

      Earnings per share:
           Basic - as reported .................................................  $      .42   $      .45   $     1.23   $     1.23
           Basic - pro forma ...................................................         .42          .39         1.23         1.14
           Diluted - as reported ...............................................         .42          .44         1.22         1.22
           Diluted - pro forma .................................................         .42          .38         1.22         1.13

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

                                                                             Three Months Ended     Nine Months Ended
                                                                                September 30,         September 30,
                                                                                    2006                  2006
                                                                                -----------           -----------
      Stock and ESPP Options:
           Pre-tax compensation expense ........................................$      165            $      417

           Income tax benefit ..................................................         4                   (16)
                                                                                ----------            ----------
      Stock and ESPP option expense, net of income taxes .......................$      169            $      401
                                                                                ==========            ==========

      Restricted Stock Awards:
           Pre-tax compensation expense ........................................$       47            $      147

           Income tax benefit ..................................................       (39)                  (97)
                                                                                ----------            ----------
      Restricted stock awards expense, net of income taxes .....................$        8            $       50
                                                                                ==========            ==========

      Total Share-Based Compensation:
           Pre-tax compensation expense ........................................$      212            $      564

           Income tax benefit ..................................................       (35)                 (113)
                                                                                ----------            ----------
      Total share-based compensation expense, net of income taxes ..............$      177            $      451
                                                                                ==========            ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

As of September 30, 2006, unrecognized compensation expense related to stock options, RSAs and ESPP options totaling $279,000, $1,002,000 and $149,000, respectively, is expected to be recognized over weighted-average periods of 1.21, 2.33 and .75 years, respectively.

Stock option activity under the Corporation's stock option plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2006 ..................  1,104,787       $     23.28
  Granted .........................................     72,256             25.03
  Exercised .......................................    (72,093)            16.46
  Cancelled .......................................    (23,188)            23.80
                                                     ----------
  Outstanding at September 30, 2006 ...............  1,081,762       $     23.85           6.09     $1,259,000
                                                     ==========
  Vested and Expected to Vest at September 30, 2006  1,080,896       $     23.85            .09     $1,259,000
  Exercisable at September 30, 2006 ...............  1,002,591       $     23.74           5.82     $1,259,000


The weighted-average grant date fair value was $6.22 for stock options granted during the nine months ended September 30, 2006.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the first nine months of 2006 was $595,000. Exercise of options during this same period resulted in cash receipts of $857,000. The Corporation recognized a tax benefit of approximately $113,000 in the first nine months of 2006, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock awards outstanding as of September 30, 2006:

                                                                Weighted-Average
                                                   Number of     Grant-Date Fair
                                                    Shares           Value
                                                  ----------      -----------
  Unvested RSAs at January 1, 2006 .............      2,000        $    26.44
  Granted ......................................     55,300             25.14
  Forfeited ....................................      2,700             25.14
  Vested .......................................        200             25.14
                                                  ----------
  Unvested RSAs at September 30, 2006 ..........     54,400       $     25.19
                                                  ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2006 offering period and approximates $198,000. The ESPP options vested during the twelve month period ending June 30, 2007. At September 30, 2006, total unrecognized compensation expense releated to unvested ESPP options was $149,000, which is expected to be recognized over a period of nine months.

NOTE 3.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at September 30, 2006
  U.S. Treasury ........................     $  1,495              $     (1)  $  1,494
  U.S. Government-sponsored
    agency securities...................       93,466    $    50     (1,552)    91,964
  State and municipal ..................      169,655      2,116     (1,057)   170,714
  Mortgage-backed securities ...........      187,394        447     (5,014)   182,827
  Marketable equity securities..........       12,085                  (300)    11,785
                                             --------   --------   --------   --------
      Total available for sale .........      464,095      2,613     (7,924)   458,784
                                             --------   --------   --------   --------


Held to maturity at September 30, 2006
  State and municipal...................        9,271        392       (244)     9,419
  Mortgage-backed securities............           19                               19
                                             --------   --------   --------   --------
      Total held to maturity ...........        9,290        392       (244)     9,438
                                             --------   --------   --------   --------
      Total investment securities ......     $473,385   $  3,005   $ (8,168)  $468,222
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
                                               ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                   September 30,  December 31,
                                                                                       2006          2005
                                                                                   -----------    -----------
Loans:
  Commercial and industrial loans ..............................................   $   497,280    $   461,102
  Agricultural production financing and other loans to farmers .................       104,147         95,130
  Real estate loans:
    Construction ...............................................................       175,753        174,783
    Commercial and farmland ....................................................       835,403        734,865
    Residential ................................................................       757,116        751,217
  Individuals' loans for household and other personal expenditures .............       215,237        200,139
  Tax-exempt loans .............................................................        16,550          8,263
  Lease financing receivables, net of unearned income...........................         8,543          8,713
  Other loans ..................................................................        31,615         23,215
                                                                                   -----------    -----------
                                                                                     2,641,644      2,457,427
  Allowance for loan losses.....................................................       (26,975)       (25,188)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,614,669    $ 2,432,239
                                                                                   ===========    ===========

                                                                                       Nine Months Ended
                                                                                          September 30,

                                                                                       2006           2005
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    25,188    $    22,548

  Provision for losses .........................................................         5,013          6,409

  Recoveries on loans ..........................................................         1,421          1,436

  Loans charged off ............................................................        (4,647)        (5,244)
                                                                                   -----------    -----------
  Balances, September 30 .......................................................   $    26,975    $    25,149
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is              September 30,    December 31,
summarized below:                                      2006            2005
================================================================================

Non-accrual loans................................    $ 16,524       $ 10,030

Loans contractually past due 90 days
  or more other than nonaccruing.................       4,253          3,965

Restructured loans...............................          93            310
                                                     --------       --------
    Total........................................    $ 20,870       $ 14,305
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

                                                                     Three Months Ended September 30,
                                                           2006                                           2005
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    7,739        18,317,558    $     .42      $    8,220        18,478,154    $     .45
                                                                         ==========                                     ==========
Effect of dilutive stock options........                       63,073                                        111,880
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    7,739        18,380,631    $     .42      $    8,220        18,590,034    $     .44
                                         ==========       ============   ==========     ==========       ============   ==========

Options to  purchase  659,432  and  207,349  shares for the three  months  ended
September 30, 2006 and 2005 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                     Nine Months Ended September 30,
                                                           2006                                          2005
                                        -------------------------------------------    ---------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average      Per Share
                                         Income           Shares         Amount         Income          Shares         Amount
                                         ------           ------         ------         ----------   ------------   ----------
Basic net income per share:
  Net income available to
    common stockholders................. $   22,539        18,375,574    $    1.23      $   22,708    18,490,866    $    1.23
                                                                         ==========                                 ==========
Effect of dilutive stock options........                       79,723                                    115,042
                                         ----------       ------------                  ----------   ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   22,539        18,455,297    $    1.22      $   22,708    18,605,908    $    1.22
                                         ==========       ============   ==========     ==========   ============   ==========

Options  to  purchase  647,801  and  170,312  shares for the nine  months  ended
September 30, 2006 and 2005 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

The following represents the pension cost for the three and nine months ended September 30, 2006.

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                                2006          2005            2006          2005
                                                           --------------------------     -------------------------
Pension Cost
------------
Service cost............................................   $      131    $      145       $      393    $      434

Interest cost ..........................................          684           658            2,050         1,974

Expected return on plan assets .........................         (728)         (768)          (2,184)       (2,305)

Amortization of the transition asset....................                         (7)                           (20)

Amortization of prior service cost......................            2             1                4             4

Amortization of the net loss............................           86            24              260            70

Curtailment loss........................................                                                     1,630
                                                           ----------    ----------       ----------    ----------
      Total Pension Cost................................   $      175    $       53       $      523    $    1,787
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

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus regarding the accounting for entities with split-dollar life insurance arrangements that provide an employee with a specified benefit that is not limited to an employee's active service period. In reaching its consensus, the EITF determined that an employer should recognize as a liability the future benefits to be provided to employees beyond the employees active service period. In the case of split-dollar plan that provides a death benefit to the employee's designated beneficiary and the benefit is provided to the employee beyond their active service period, an entity should accrue a liability during the employee's active service period for the cost of maintaining the life insurance policy during the employee's retirement period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 either as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of the beginning of the year of adoption or as a change in accounting principle through retrospective application to all prior periods. The Corporation is currently evaluating the effect of adoption of this Statement on its financial condition and results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plan-an amendment of SFAS No. 87, 88, 106 and 132(R). This statement requires an entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan (measured as the difference between the fair value of plan assets and the benefit obligation) in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation and for any other plan the benefit obligation is the accumulated postretirement benefit obligation. Additionally, all items previously deferred when applying SFAS No. 87 or SFAS No. 106 will now be recognized as a component of accumulated other comprehensive income, net of applicable taxes. SFAS No. 158 will not change the components of net periodic benefit cost. SFAS No. 158 will require plan asset and benefit obligations to be measured primarily as of the balance sheet date. The effective date for the recognition of the funded status on the balance sheet is for fiscal years ending after December 15, 2006 while the effective date for the requirement that the measurement date of plan assets and the benefit obligation be the same as the balance sheet date is for fiscal years ending after December 15, 2008. The Corporation is currently evaluating the effect of adoption of this Statement on its financial condition and results of operations.

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

We believe there have been no significant changes during the quarter ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2006, equaled $7,739,000, compared to $8,220,000 in the same period of 2005. Diluted earnings per share were $.42, a decrease of 4.5 percent from the $.44 reported for the third quarter 2006. The decrease in earnings per share is primarily a result of the decrease in the net interest margin of 34 basis points from the same period of 2005.

Net income for the nine months ended September 30, 2006, equaled $22,539,000, compared to $22,708,000 during the same period in 2005. Diluted earnings per share were $1.22 for the nine month period in 2006 and 2005.

Annualized returns on average assets and average stockholders' equity for the three months ended September 30, 2006, were .90 percent and 9.72 percent, respectively, compared with 1.03 percent and 10.38 percent for the same period of 2005.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

RESULTS OF OPERATIONS  (continued)

        Annualized returns on average assets and average stockholders' equity for the nine months ended September 30, 2006 were .90 percent and 9.47 percent, respectively, compared with .95 percent and 9.62 percent for the same period of 2005. For further analysis, see the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL

Our regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was 7.5 percent at September 30, 2006 and 7.7 percent at year end 2005. In addition, at September 30, 2006, we had a Tier I risk-based capital ratio of 9.4 percent and total risk-based capital ratio of 11.4 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

Our GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.3 percent at September 30, 2006 and 9.7 percent at December 31, 2005. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

Our  tangible  capital  ratio,   defined  as  total  stockholders'  equity  less
intangibles net of tax to total assets less intangibles net of tax, equaled 5.7 percent as of September 30, 2006, and 5.8 percent at December 31, 2005.

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

                                             September 30,  December 31,
(Dollars in thousands)                           2006           2005

Average Goodwill ..........................  $   121,380    $   120,867
Average Core Deposit Intangible (CDI) .....       16,406         19,087
Average Deferred Tax on CDI ...............       (4,779)        (7,141)
                                             -----------    -----------
  Intangible Adjustment ...................  $   133,007    $   132,813
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   317,282    $   315,907
Intangible Adjustment .....................     (133,007)      (132,813)
                                             -----------    -----------
  Average Tangible Capital ................  $   184,275    $   183,094
                                             ===========    ===========

Average Assets ............................  $ 3,328,120    $ 3,195,784
Intangible Adjustment .....................     (133,007)      (132,813)
                                             -----------    -----------
  Average Tangible Assets .................  $ 3,195,113    $ 3,062,971
                                             ===========    ===========

Net Income ................................  $    22,539    $    30,239
CDI Amortization, net of tax ..............        1,440          1,952
                                             -----------    -----------
  Tangible Net Income .....................  $    23,979    $    32,191
                                             ===========    ===========

Diluted Earnings per Share ................  $      1.22    $      1.63
Diluted Tangible Earnings per Share .......  $      1.30    $      1.73

Return on Average GAAP Capital ............         9.50%          9.58%
Return on Average Tangible Capital ........        17.40%         17.58%

Return on Average Assets ..................         0.90%          0.95%
Return on Average Tangible Assets .........         1.00%          1.05%

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

At September 30, 2006, non-performing loans totaled $20,870,000, an increase of $6,565,000 from December 31, 2005, as noted in Note 4. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. Our top ten largest non-performers total $8.5 million. Of those top ten, only two have balances in excess of $1 million.

At September 30, 2006, impaired loans totaled $64,809,000, an increase of $12,429,000 from December 31, 2005. At September 30, 2006, an allowance for losses was not deemed necessary for impaired loans totaling $47,539,000, but an allowance of $3,905,000 was recorded for the remaining balance of impaired loans of $17,270,000 and is included in our allowance for loan losses.

At September 30, 2006, the allowance for loan losses was $26,975,000, an increase of $1,787,000 from year end 2005. As a percent of loans, the allowance was 1.02 percent at September 30, 2006 and December 31, 2005.

The provision for loan losses for the first nine months of 2006 was $5,013,000, a decrease of $1,396,000 from $6,409,000 for the same period in 2005.
                                                                         Page 20

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

The most stable source of liability-funded liquidity for both the long- term and short-term is deposit growth and retention in the core deposit base. In addition, we utilize advances from the Federal Home Loan Bank. ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At September 30, 2006, total borrowings from the FHLB were $229,729,000. Our bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2006, was $124,035,000. At September 30, 2006, our revolving line of credit had a balance of $10,500,000 and a remaining borrowing capacity of $9,500,000.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $458,784,000 at September 30, 2006, an increase of $36,157,000 or 9.0 percent over December 31, 2005. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $125,000 at September 30, 2006. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at September 30, 2006 are as follows:

                                                                At September 30,
(Dollars in thousands)                                               2006
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  622,352
Standby letters of credit .......................................     30,586
                                                                  ----------
                                                                  $  652,938
                                                                  ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and long-term debt at September 30, 2006 are as follows:

                                2006       2007       2008       2009       2010       2011       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    522   $  1,828   $  1,346   $  1,162   $  1,087   $  1,680   $  7,625
Long-term debt ...........     99,796     53,995     32,395     23,368     35,148    174,444    419,146
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $100,318   $ 55,823   $ 33,741   $ 24,530   $ 36,235   $176,124   $426,771
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

We believe that our liquidity and interest sensitivity position at September 30, 2006, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios for the period ended August 31, 2007 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation for the period ended August 31, 2007 are as follows:

Driver Rates            RISING             FALLING
=============================================================
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Three-Year CMT          200                (200)
Five-Year CMT           200                (200)
CD's                    200                (190)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at August 31, 2006. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $106,608  $105,471   $109,931

Variance from base                                    $ (1,137)  $  3,323

Percent of change from base                              (1.07)%     3.12%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2006, and December 31, 2005.

Loans increased approximately $182,702,000 from December 31, 2005 to September 30, 2006, and investment securities increased by approximately $33,808,000 during the same period. All loan categories increased except leases, which decreased slightly. The largest increases were in commercial and farmland of $100,538,000 and commercial and industrial of $36,178,000.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                         September 30,            December 31,
                                                                   2006                     2005
----------------------------------------------------------------------------------------------------
Interest-bearing time deposits ......................             $ 8,717                  $ 8,748

Investment securities available for sale ............             458,784                  422,627

Investment securities held to maturity ..............               9,290                   11,639

Mortgage loans held for sale ........................               3,395                    4,910

Loans ...............................................           2,641,644                2,457,427

Federal Reserve and Federal Home Loan Bank stock                   23,620                   23,200
                                                               ----------               ----------

                     Total ..........................          $3,145,450               $2,928,551
                                                               ==========               ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans) based on period ending amounts as of September 30, 2006 and December 31, 2005.

(Dollars in thousands)                             September 30,   December 31,
                                                       2006           2005
                                                    ----------     ----------
Deposits ........................................   $2,694,291     $2,382,576
Federal funds purchased..........................       41,500         50,000
Securities sold under repurchase agreements......       48,461        106,415
Federal Home Loan Bank advances .................      229,729        247,865
Subordinated debentures, revolving credit lines
   and term loans................................       99,456        103,956
                                                    ----------     ----------
                                                    $3,113,437     $2,890,812
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2006 and 2005.

During the nine months ended September 30, 2006, asset yields increased 72 basis points (FTE) and interest costs increased 90 basis points, resulting in an 18 basis point (FTE) decrease in net interest income as compared to the same period in 2005. The increases in interest income and interest expense were primarily a result of eight 25 basis point overnight federal funds rate increases by the Federal Open Market Committee during this period.

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,               September 30,
(Dollars in Thousands)                                      2006          2005          2006          2005

Annualized Net Interest Income........................  $  110,499    $  112,560    $  110,639    $  110,670

Annualized FTE Adjustment.............................  $    3,953    $    3,781    $    3,944    $    3,723

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  114,452    $  116,341    $  114,583    $  114,393

Average Earning Assets................................  $3,125,079    $2,908,431    $3,036,748    $2,891,142

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        7.08%         6.40%         6.87%         6.15%

Interest Expense as a Percent
  of Average Earning Assets...........................        3.42%         2.40%         3.09%         2.19%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.66%         4.00%         3.78%         3.96%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

HEDGING ACTIVITIES

On August 1, 2006, the Corporation purchased three prime-based interest rate floor agreements with an aggregate notional amount of $250 million and strike rates ranging from 6% to 7%. The combined purchase price of approximately $550,000 will be amortized on an allocated fair value basis over the three-year term of the agreements. During the quarter, the fair value of the floors increased by $172,934 to $672,934. No ineffectiveness was required to be recognized. The Corporation's objective in using interest rate floors is to add stability to interest income by reducing its exposure to decreases in cash flows on its prime-based loans. An interest rate floor agreement involves the receipt of cash payments when the underlying interest rate falls below the floor strike rate over the life of the agreement without exchange of the underlying principal (notional) amount. The interest rate floors are designated as cash flow hedges and will be accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

Total other income in the third quarter of 2006 was $55,000 or .6 percent higher than the same quarter of 2005.

Two items account for most of the change:

1. Service charged increased by $219,000 in the third quarter of 2006 compared with the third quarter in 2005 due to mid-year fee increases.

2. Gains on loan sales decreased by $277,000 or 36.0% from the same third quarter in 2005 due to a reduction in mortgage originations.

Total other income in the first nine months of 2006 was $745,000 or 2.8 percent lower than the same period of 2005.

Two items primarily account for the change:

1. Gains on loan sales decreased by $668,000 or 30.0 percent from the same period in 2005 due to a reduction in mortgage loan originations.

2. A cash payment was received in the first quarter of 2005 of approximately $200,000, related to the Corporation's membership in a credit card network that was merged with another card network. No such payment was received during the same period in 2006.

OTHER EXPENSES

Total other expenses represent non-interest expenses of the Corporation. Total other expenses during the third quarter of 2006 increased from the third quarter of 2005 by $654,000 or 2.8 percent. Salary expenses were $408,000 higher than the same period in 2005, primarily due to staff additions and normal annual increases. In addition, salary expenses of $212,000 were recorded in the quarter due to share-based compensation expense recorded.

Total other expenses in the first nine months of 2006 were $906,000 or 1.3 percent higher than the same period of 2005.

Three areas account for most of the change:

1. A pension accounting loss, totaling approximately $1,630,000, was recorded during the first quarter of 2005. The loss resulted from the curtailment of the accumulation of defined benefits in our defined benefit pension plan.

2. Salary expenses were $2,126,000 higher than the same period in 2005, primarily due to staff additions and normal annual increases. In addition, salary expenses of $564,000 were recorded in the first nine months of 2006, due to share-based compensation expense recorded.

3. A fixed asset write off $300,000 was recognized in the second quarter of 2006 as a result of closed branches.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

Income tax expense, for the nine months ended September 30, 2006, decreased by $110,000 from the same period in 2005. The effective tax rate was 29.9 and 30.0 percent for the 2006 and 2005 periods.

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

Item 2.   Unregistered Sales of Equity
          Securities and Use of Proceeds
---------------------------------------------------

         a.  None

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended September 30, 2006, as follows(1):

                                                                                              MAXIMUM NUMBER OF
                                                                   TOTAL NUMBER OF           SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE     SHARES PURCHASED AS PART        BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE    OF BOARD AUTHORIZATION(1)     BOARD AUTHORIZATION(1)
      ------            ----------------    --------------    -------------------------    ------------------------
07/01/06 - 07/31/06           9,246(2)          $23.66                     0                           0
08/01/06 - 08/31/06               0             $0                         0                           0
09/01/06 - 09/30/06               0             $0                         0                           0

(1) On February 14, 2006, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization was not publicly announced and expires February 13, 2007. There were 30,000 remaining shares that may yet be purchased pursuant to such authorizations as of September 30, 2006.

(2) These shares were purchased in connection with the exercise of certain outstanding stock options.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         a.  None

         b.  None

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                3(ii)           Bylaws of First Merchants            32
                                Corporation, as most recently
                                amended on July 25, 2006

                31.1            Certification of Chief               42
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               43
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           44
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


Date: November 8, 2006                  by /s/ Michael L. Cox
     --------------------------            -------------------------------------
                                           Michael L. Cox
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 8, 2006                  by /s/ Mark K. Hardwick
     --------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Chief Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                3(ii)           Bylaws of First Merchants            32
                                Corporation, as most recently
                                amended on July 25, 2006

                31.1            Certification of Chief               42
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               43
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           44
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002

                                  EXHIBIT-3(ii)

                                    BYLAWS OF
                           FIRST MERCHANTS CORPORATION


     Following are the Bylaws, amended and restated as of February 8, 2005, of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law, as amended (hereinafter referred to as the "Act"):

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

     Section 10. Lost, Stolen or Destroyed Certificates. The Corporation may cause a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Corporation may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or the owner's legal representative, to give the Corporation a bond in such sum and in such form as it may direct to indemnify against any claim that may be made against the Corporation with respect to the certificates alleged to have been lost, stolen or destroyed or the issuance of such new certificate. The
Corporation, in its discretion, may authorize the issuance of such new certificates without any bond when in its judgment it is proper to do so.

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

         (b) Voting Rights. Except as otherwise provided by law or by the provisions of the Articles of Incorporation, every shareholder shall have the right at every shareholders' meeting to one vote for each share of stock having voting power, registered in the shareholder's name on the books of the Corporation on the date for the determination of shareholders entitled to vote, on all matters coming before the meeting including the election of directors. At any meeting of shareholders, every shareholder having the right to vote shall be entitled to vote in person, or by proxy executed by the shareholder or a duly authorized attorney in fact, in writing, transmitted by electronic means, or by any other method allowed by law, and bearing a date not more than eleven (11) months prior to its execution, unless a longer time is expressly provided therein.

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

                                    ARTICLE V

                               Board of Directors

     Section 1. Election, Number and Term of Office. The business and affairs of the Corporation shall be managed in accordance with the Act under the direction of a Board consisting of twelve (12) Directors, to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. The number of Directors may be changed by amendment of this Section by a two-thirds (2/3) vote of the Board of Directors.

     The Directors shall be divided into three (3) classes as nearly equal in number as possible, all Directors to serve three (3) year terms except as provided in the third paragraph of this Section. One class shall be elected at each annual meeting of the shareholders, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. Unless the number of Directors is changed by amendment of this Section, each class shall have four
(4) Directors. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

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

     Section 6. Quorum. A majority of the actual number of Directors elected and qualified, from time to time, shall be necessary to constitute a quorum for the transaction of any business except the filling of vacancies, and the act of a majority of the Directors present at the meeting, at which a quorum is present, shall be the act of the Board of Directors, unless the act of a greater number is required by the Act, by the Articles of Incorporation, or by these Bylaws. A Director, who is present at a meeting of the Board of Directors, at which action on any corporate matter is taken, shall be conclusively presumed to have assented to the action taken, unless (a) the Director shall have affirmatively stated the Director's dissent at and before the adjournment of such meeting (in which event the fact of such dissent shall be entered by the secretary of the meeting in the minutes of the meeting), or (b) the Director shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. The right of dissent provided for by either clause (a) or clause (b) of the immediately preceding sentence shall not be available, in respect of any matter acted upon at any meeting, to a Director who voted at the meeting in favor of such matter and did not change this vote prior to the time that the result of the vote on such matter was announced by the chairman of such meeting.

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

     Section 10. Fixing of Record Date to Determine Shareholders Entitled to Receive Corporate Benefits. The Board of Directors may fix a record date with respect to any dividend, including a share dividend, or other distribution to the shareholders of the Corporation, or for a determination of shareholders for any other purpose, as a time for the determination of the shareholders entitled to receive any such dividend, distribution or rights; and in such case only shareholders of record at the time so fixed shall be entitled to receive such dividend, rights or distribution. If no record date is fixed for the determination of shareholders entitled to receive payment of a dividend, the end of the day on which the resolution of the Board of Directors declaring such dividend is adopted shall be the record date for such determination.

     Section 11. Interest of Directors in Contracts. Any contract or other transaction between the Corporation and any corporation in which this Corporation owns a majority of the capital stock shall be valid and binding, notwithstanding that the Directors or officers of this Corporation and the other corporation are identical or that some or all of the Directors or officers, or both, are also directors or officers of such other corporation.

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

     The Board of Directors may, in its discretion, constitute and appoint other committees, in addition to an Executive Committee, to assist in the management and control of the affairs of the Corporation, with responsibilities and powers appropriate to the nature of the several committees and as provided by the Board of Directors in the resolution of appointment or in subsequent resolutions and directives. Such committees may include, but are not limited to, a Nominating and Governance Committee, an Audit Committee, and a Compensation and Human Resources Committee.

     No member of any committee appointed by the Board of Directors shall continue to be a member thereof after he ceases to be a Director of the Corporation. The calling and holding of meetings of any committee and its method of procedure shall be determined by the Board of Directors or by the committee itself, except as otherwise provided in these Bylaws. To the extent permitted by law, a member of the Board of Directors serving on any such committee shall not be liable for any action taken by such committee if the Director has acted in good faith and in a manner the Director reasonably believed to be in the best interests of the Corporation. A member of a committee may participate in a meeting of the committee by means of a conference telephone or similar communications equipment by which all members participating in the meeting can communicate with each other, and participation by these means constitutes presence in person at the meeting.

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

     Section 2. Election and Term of Office. The principal officers of the Corporation shall be chosen annually by the Board of Directors at the annual meeting thereof. Each such officer shall hold office until the officer's successor shall have been duly chosen and qualified, or until the officer's death, or until the officer shall resign, or shall have been removed in the manner hereinafter provided.


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

                                   ARTICLE VII

                                 Indemnification

     Section 1. Indemnification of Directors, Officers, Employees and Agents. Every person who is or was a Director, officer, employee or agent of this Corporation or of any other corporation for which such person is or was serving in any capacity at the request of this Corporation shall be indemnified by this Corporation against any and all liability and expense that such person may incur in connection with or resulting from or arising out of any claim, action, suit or proceeding, provided that such person is wholly successful with respect thereto or acted in good faith in what such person reasonably believed to be in or not opposed to the best interest of this Corporation or such other corporation, as the case may be, and, in addition, in any criminal action or proceeding in which such person had no reasonable cause to believe that his or her conduct was unlawful. As used herein, "claim, action, suit or proceeding" shall include any claim, action, suit or proceeding (whether brought by or in the right of this Corporation or such other corporation or otherwise), civil, criminal, administrative or investigative, whether actual or threatened or in connection with an appeal relating thereto, in which a Director, officer, employee or agent of this Corporation may become involved, as a party or otherwise,

         (i) by reason of such person's being or having been a Director, officer, employee, or agent of this Corporation or such other corporation or arising out of his or her status as such or

         (ii) by reason of any past or future action taken or not taken by such person in any such capacity, whether or not such person continues to be such at the time such liability or expense is incurred.

     The terms "liability" and "expense" shall include, but shall not be limited to, attorneys' fees and disbursements, amounts of judgments, fines or penalties, and amounts paid in settlement by or on behalf of a Director, officer, employee, or agent, but shall not in any event include any liability or expenses on account of profits realized by such person in the purchase or sale of securities of the Corporation in violation of the law. The termination of any claim, action, suit or proceeding, by judgment, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere, or its equivalent, shall not create a presumption that a Director, officer, employee, or agent did not meet the standards of conduct set forth in this paragraph.

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

     The Corporation may advance expenses to or, where appropriate, may at its expense undertake the defense of any such Director, officer, employee, or agent upon receipt of an undertaking by or on behalf of such person to repay such expenses if it should ultimately be determined that such person is not entitled to indemnification hereunder.

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

     The Corporation may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation against any liability asserted against such person and incurred by such person in any capacity or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify such person against such liability under the provisions of this Section or otherwise.

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

       (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

       (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 8, 2006                  by /s/ Michael L. Cox
                                           -------------------------------------
                                           Michael L. Cox
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

       (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

       (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 8, 2006              by: /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and
                                           Chief Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 8, 2006                  by /s/ Michael L. Cox
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 8, 2006                  by /s/ Mark K. Hardwick
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