Form 10-K
period 2006-12-31
FIRST MERCHANTS CORP
filed 2007-03-16
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $430,736,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2006).

        As of March 8, 2007 there were 18,519,393 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
              Documents                          Into Which Incorporated

Portions of the Registrant's Annual        Part I (Item 1)
Report to Shareholders for the year
ended December 31, 2006                    Part II (Items 5, 6, 7, 7A, and 8)

Portions of the Registrant's               Part III (Items 10 through 14)
Definitive Proxy Statement for
Annual Meeting of Shareholders
to be held April 24, 2007

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

                                     PART I

Item 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

     First Merchants Corporation (the "Corporation") is a financial holding company headquartered in Muncie, Indiana. The Corporation's Common Stock is traded on NASDAQ's National Market System under the symbol FRME and was organized in September 1982. Since its organization, the Corporation has grown to include eight affiliate banks with over sixty-five locations in seventeen Indiana and three Ohio counties, a trust company, a multi-line insurance agency, a reinsurance agency, and a title agency.

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

       *  Decatur Bank & Trust Company,  National Association in Adams County;

       * Frances Slocum Bank & Trust Company, National Association in Wabash, Howard, and Miami counties;

       * Lafayette Bank and Trust Company, National Association in Tippecanoe, Carroll, Jasper, and White counties; and

       *  Commerce National Bank in Franklin and Hamilton counties in Ohio.

     The Corporation approved on January 23, 2007, the combination of five of its bank charters into one. Subject to the approval of the Office of the Comptroller of the Currency (OCC), Frances Slocum Bank & Trust Company, N.A., Decatur Bank & Trust Company, N.A., First National Bank and United Communities National Bank will combine with First Merchants Bank, N.A. The anticipated effective date of the combinations is April 1, 2007. The Corporation also approved, subject to OCC approval, the purchase by The Madison Community Bank of five branches of First Merchants Bank located in Hamilton County, Indiana. The anticipated effective date of the branch purchases is June 1, 2007. In conjunction with the branch purchases, the name of The Madison Community Bank will be changed to First Merchants Bank of Central Indiana, National Association on April 1, 2007. As a result of these combinations, the Corporation will hold four bank charters: First Merchants Bank, N.A., First Merchants Bank of Central Indiana, N.A., Lafayette Bank and Trust Company, N.A. and Commerce National Bank.

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

     As of December 31, 2006, the Corporation had consolidated assets of $3.6 billion, consolidated deposits of $2.8 billion and stockholders' equity of $327 million. The Corporation is presently engaged in conducting commercial banking business through the offices of its eight banking subsidiaries. As of December 31, 2006, the Corporation and its subsidiaries had 1,131 full-time equivalent employees.

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

--------------------------------------------------------------------------------
GENERAL continued

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

     The following are the Corporation's regulatory capital ratios as of December 31, 2006:

                                                         Regulatory Minimum
                                      Corporation            Requirement

Tier 1 Capital:                           9.2%                  4.0%
(to risk-weighted assets)

Total Capital:                           11.1%                  8.0%


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

     All of the Corporation's affiliate banks exceed the risk-based capital guidelines of the OCC as of December 31, 2006.

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

FDICIA continued

     As of December 31, 2006, each bank subsidiary of First Merchants is "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

DIVIDEND LIMITATIONS

     National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2006, the Corporation's affiliate banks had a total of $34,149,000 retained net profits available for 2007 dividends to the Corporation without prior regulatory approval.

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
(Dollars in Thousands)

                                               2006                            2005                            2004
                                  ------------------------------  ------------------------------  ------------------------------
                                              Interest                        Interest                        Interest
                                   Average    Income/    Average   Average    Income/    Average   Average    Income/    Average
                                   Balance    Balance      Rate    Balance    Balance      Rate    Balance    Balance      Rate
                                  ---------  ---------  --------  ---------  ---------  --------  ---------  ---------  --------
Assets:
Federal funds sold ............   $    6,983    $    373   5.3%   $    8,385    $    264   3.1%   $    7,759    $    165   2.1%
Interest-bearing deposits......        7,831         500   6.4        16,683         695   4.2        17,500         555   3.2
Federal Reserve and
  Federal Home Loan Bank stock.       23,473       1,256   5.4        23,019       1,185   5.1        22,655       1,250   5.5
Securities: (1)
  Taxable .......................    289,692      12,316   4.3       263,435       9,612   3.6       247,930       8,371   3.4
  Tax-exempt (3).................    175,072      10,100   5.8       162,965       9,807   6.0       141,205       9,382   6.6
                                  ----------    --------          ----------    --------          ----------    --------
    Total Securities.............    464,764      22,416   4.8       426,400      19,419   4.6       389,135      17,753   4.6
Mortgage loans held for sale.....      4,620         176   3.8         2,746         113   4.1         4,205         240   5.7
Loans: (2)
  Commercial ....................  1,704,026     128,888   7.6     1,569,270     105,740   6.7     1,495,195      89,108   6.0
  Bankers' acceptance and
    Commercial paper purchased...
  Real estate mortgage...........    441,407      27,813   6.3       464,426      27,334   5.9       486,377      27,969   5.8
  Installment ...................    405,006      29,891   7.4       385,097      25,248   6.6       372,817      22,636   6.1
  Tax-exempt (3).................     14,788       1,274   8.6        12,595         989   7.9        10,423         894   8.6
                                  ----------    --------          ----------    --------          ----------    --------
    Total loans .................  2,569,847     188,042   7.3     2,434,134     159,424   6.5     2,369,017     140,847   5.9
                                  ----------    --------          ----------    --------          ----------    --------
    Total earning assets.........  3,072,898     212,587   6.9     2,908,621     180,987   6.3     2,806,066     160,570   5.7
                                  ----------    --------          ----------    --------          ----------    --------
Net unrealized gain (loss) on securities
    available for sale...........     (7,353)                         (1,217)                          4,676
Allowance for loan losses........    (26,443)                        (24,889)                        (26,093)
Cash and due from banks..........     58,305                          53,037                          63,420
Premises and equipment ..........     40,227                          38,284                          38,397
Other assets ....................    233,752                         205,628                         222,638
                                   ---------                       ---------                       ---------
    Total assets ................ $3,371,386                      $3,179,464                      $3,109,104
                                  ==========                      ==========                      ==========
Liabilities:
Interest-bearing deposits:
    NOW accounts ................ $  396,477       6,065   1.5%   $  395,356       2,058   0.5%   $  346,525       1,779   0.5%
    Money market deposit accounts    251,746       7,551   3.0       280,508       4,899   1.7       359,359       3,219   0.9
    Savings deposits ............    259,052       3,927   1.5       319,552       2,583   0.8       297,364         992   0.3
    Certificates and other
      time deposits .............  1,333,408      56,771   4.3     1,149,679      36,581   3.2     1,051,092      27,854   2.7
                                  ----------    --------          ----------    --------          ----------    --------
  Total interest-bearing
    deposits.....................  2,240,683      74,314   3.3     2,145,095      46,121   2.2     2,054,340      33,844   1.6

Borrowings ......................    445,806      24,197   5.4       412,091      19,959   4.8       402,776      17,741   4.4
                                  ----------    --------          ----------    --------          ----------    --------
    Total interest-bearing
     liabilities.................  2,686,489      98,511   3.7     2,557,186      66,080   2.6     2,457,116      51,585   2.1
Noninterest-bearing deposits.....    327,387                         273,657                         310,966
Other liabilities ...............     37,991                          33,096                          31,018
                                  ----------                      ----------                      ----------
    Total liabilities............  3,051,867                       2,863,939                       2,799,100
Stockholders' equity ............    319,519                         315,525                         310,004
                                  ----------                      ----------                      ----------
    Total liabilities and
     stockholders' equity........ $3,371,386      98,511   3.2    $3,179,464      66,080   2.3    $3,109,104      51,585   1.8
                                  ==========    --------          ==========    --------          ==========    --------
    Net interest income .........               $114,076                        $114,907                        $108,985
                                                ========                        ========                        ========
    Net interest margin..........                          3.7                             4.0                             3.9
(1)     Average  balance of securities  is computed  based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
(2)     Nonaccruing loans have been included in the average balances.
(3)     Tax  exempt  securities  and loans are presented on  a fully taxable equivalent basis, using a marginal tax  rate  of  35%  for 2006, 2005,
        and 2004..........................       $3,981                          $3,778                          $3,597
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

                                                 2006 Compared to 2005                              2005 Compared to 2004
                                               Increase (Decrease) Due To                         Increase (Decrease) Due To
                                        ----------------------------------------          -----------------------------------------


                                          Volume         Rate          Total                 Volume         Rate          Total
                                          ------         ----          -----                 ------         ----          -----
                                                        (Dollars in Thousands on Fully Taxable Equivalent Basis)

Interest income:
  Federal funds sold ...............     $   (50)      $    159      $   109                $    14       $     85      $    99
  Interest-bearing deposits ........        (467)           272         (195)                   (27)           167          140
  Federal Reserve and Federal
    Home Loan Bank stock ...........          24             47           71                     36           (101)         (65)
  Securities .......................       1,809          1,188        2,997                  1,697            (31)       1,666
  Mortgage loans held for sale .....          72             (9)          63                    (70)           (57)        (127)
  Loans ............................       9,098         19,457       28,555                  4,027         14,677       18,704
                                         --------      ---------    ---------               --------      ---------    ---------
  Totals ...........................      10,486         21,114       31,600                  5,677         14,740       20,417
                                         --------      ---------    ---------               --------      ---------    ---------
Interest expense:
  NOW accounts .....................           6          4,001        4,007                    254             25          279
  Money market deposit
    accounts........................        (547)         3,199        2,652                   (832)         2,512        1,680
  Savings deposits..................        (565)         1,909        1,344                     79          1,512        1,591
  Certificates and other
    time deposits...................       6,480         13,710       20,190                  2,780          5,947        8,727
  Borrowings........................       1,713          2,525        4,238                    418          1,800        2,218
                                         --------      ---------    ---------               --------      ---------    ---------
    Totals..........................       7,087         25,344       32,431                  2,699         11,796       14,495
                                         --------      ---------    ---------               --------      ---------    ---------

Change in net interest
  income (fully taxable
  equivalent basis)................      $ 3,399       $ (4,230)        (831)               $ 2,978       $  2,944        5,922
                                         ========      =========                            ========      =========


Tax equivalent adjustment
  using marginal rate
  of 35% for 2006, 2005,
 and 2004..........................                                     (203)                                              (182)
                                                                   ----------                                         ----------


Change in net interest
  income...........................                                $  (1,034)                                         $   5,740
                                                                   ==========                                         ==========


INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                           (Dollars in Thousands)
Available for sale at December 31, 2006
   U.S. Treasury ...............................      $  1,502          $      1                         $  1,503
   U.S. Government-sponsored agency securities..        87,193                69         $  1,284          85,978
   State and municipal .........................       168,262             2,251              892         169,621
   Mortgage-backed securities ..................       195,228               600            3,983         191,845
   Marketable equity securities ................         7,296                                310           6,986
                                                      --------          --------         --------        --------
      Total available for sale .................       459,481             2,921            6,469         455,933
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2006
   State and municipal .........................         9,266               432              200           9,498
   Mortgage-backed securities ..................            18                                                 18
                                                      --------          --------         --------        --------
      Total held to maturity ...................         9,284               432              200           9,516
                                                      --------          --------         --------        --------
      Total investment securities ..............      $468,765          $  3,353         $  6,669        $465,449
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
                                                      ========          ========         ========        ========

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

                                                                          Gross            Gross
                                                       Amortized        Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses            Value
                                                    ----------------  ---------------  --------------  --------------
                                                                           (Dollars in Thousands)
Available for sale at December 31, 2004
   U.S. Treasury ...............................      $  1,745                           $      1        $  1,744
   U.S. Government-sponsored agency securities..        65,325          $     73              332          65,066
   State and municipal .........................       150,284             5,243               82         155,445
   Mortgage-backed securities ..................       183,200               485            1,980         181,705
   Other asset-backed securities ...............            18                                                 18
   Marketable equity securities ................        12,191                 8                           12,199
                                                      --------          --------         --------        --------
      Total available for sale .................       412,763             5,809            2,395         416,177
                                                      --------          --------         --------        --------

Held to maturity at December 31, 2004
   State and municipal .........................         5,306               162                            5,468
   Mortgage-backed securities ..................            52                                                 52
                                                      --------          --------         --------        --------
      Total held to maturity ...................         5,358               162                            5,520
                                                      --------          --------         --------        --------
      Total investment securities ..............      $418,121          $  5,971         $  2,395        $421,697
                                                      ========          ========         ========        ========

                                                                               Cost
                                                    ----------------------------------------------------------
                                                         2006                   2005                  2004
                                                         ----                   ----                  ----
                                                                      (Dollars in Thousands)
Federal Reserve and Federal Home Loan
   Bank stock at December 31:
Federal Reserve Bank stock ....................        $ 9,091                $ 8,913                $ 8,814
Federal Home Loan Bank stock ..................         14,600                 14,287                 14,044
                                                       -------                -------                -------
    Total .....................................        $23,691                $23,200                $22,858
                                                       =======                =======                =======

The fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

There were no issuers included in our investment security portfolio at December 31, 2006, 2005 or 2004 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution (Dollars in Thousands) and average yields for the securities portfolio at December 31, 2006 were:

Securities available for sale December 31, 2006:

                                                        Within 1 Year                 1-5 Years                  5-10 Years
                                                        -------------                 ---------                  ----------
                                                    Amount        Yield*        Amount        Yield*       Amount        Yield*
                                                    ------        ------        ------        ------       ------        ------
U.S. Treasury................................                                 $  1,503         4.8%
U.S. Government-sponsored agency securities..      $15,236          3.4%        69,864         4.1        $   878          6.6%
State and Municipal..........................       18,216          4.1         91,671         4.9         50,737          6.5
                                                   -------                    --------                    -------
    Total....................................      $33,452          3.8%      $163,038         4.5%       $51,615          6.5%
                                                   =======                    ========                    =======

--------------------------------------------------------------------------------

                                                                            Marketable Equity
                                                                              and Mortgage -
                                             Due After Ten Years            Backed Securities                   Total
                                             -------------------         -----------------------                -----
                                            Amount         Yield*         Amount         Yield*          Amount        Yield*
                                            ------         ------         ------         ------          ------        ------
U.S. Treasury........................                                                                  $  1,503         4.8%
U.S. Government-sponsored
   agency securities.................                                                                    85,978         4.0
State and Municipal..................     $  8,997           7.9%                                       169,621         5.4
Marketable equity securities.........                                  $   6,986           5.8%           6,986         5.8
Mortgage-backed securities...........                                    191,845           4.5          191,845         4.5
                                          --------                     ---------                       --------
    Total............................     $  8,997           7.9%      $ 198,831           4.6%        $455,933         4.8%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 2006:

                                                  Within 1 Year                1-5 Years                   5-10 Years
                                                  -------------                ---------                   ----------
                                            Amount         Yield*         Amount        Yield*       Amount         Yield*
                                            ------         ------         ------        ------       ------         ------
State and municipal..................     $    125           7.2%        $   830          7.6%       $  880           6.1%

                                                                             Mortgage-Backed
                                            Due After Ten Years                Securities                     Total
                                            -------------------               ------------                    -----
                                           Amount          Yield*         Amount        Yield*        Amount        Yield*
                                           ------          ------         ------        ------        ------        ------
State and municipal..................     $ 7,431            7.1%                                     $ 9,266         7.0%
Other asset-backed securities........                                    $    18          8.4%             18         8.4
                                          -------                        -------                      -------
     Total............................    $ 7,431            7.1%        $    18          8.4%        $ 9,284         7.0%
                                          =======                        =======                      =======

   *Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% rate.

Federal Reserve and Federal Home Loan Bank stock at December 31, 2006:

                                           (Dollars in Thousands)
                                           Amount          Yield
Federal Reserve Bank Stock...........     $ 9,091           6.0%
Federal Home Loan Bank stock.........      14,600           4.3
                                          -------
    Total............................     $23,691           4.9%
                                          =======

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

                                                             Less than 12              12 Months or                  Total
                                                                Months                    Longer
                                                        ---------------------------------------------------------------------------
                                                                       GROSS                     GROSS                     GROSS
                                                           FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                                          VALUE        LOSSES       VALUE        LOSSES       VALUE        LOSSES
                                                        ---------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Temporarily impaired investment
   securities at December 31, 2006:
U.S. Government-sponsored agency securities...........  $    1,576   $       (3)  $   71,702   $   (1,281)  $   73,278   $   (1,284)
State and municipal ..................................       9,608          (35)      81,841       (1,057)      91,449       (1,092)
Mortgage-backed securities ...........................       7,457          (20)     126,555       (3,963)     134,012       (3,983)
Corporate obligatoins ................................                                    28           (6)          28           (6)
Marketable equity securities .........................       1,215         (304)                                 1,215         (304)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Total temporarily impaired investment securities ..  $   19,856   $     (362)  $  280,126   $   (6,307)    $299,982   $   (6,669)
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
                                                        ==========   ==========   ==========   ==========   ==========   ==========

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:

                                                    2006              2005              2004              2003               2002
                                                    ----              ----              ----              ----               ----
                                                                                                (Dollars in Thousands)
Loans at December 31:
  Commercial and industrial loans..............  $  537,305        $  461,102        $  451,227        $  435,221         $  401,395
  Agricultural production
    financing and other loans to farmers.......     100,098            95,130            98,902            95,048             85,059
  Real estate loans:
    Construction...............................     169,491           174,783           164,738           149,865            133,896
    Commercial and farmland....................     861,429           734,865           709,163           564,578            401,561
    Residential................................     749,921           751,217           761,163           866,477            746,349
  Individuals' loans for
    household and other personal expenditures..     223,504           200,139           198,532           196,093            206,083
  Tax-exempt loans.............................      14,423             8,263             8,203            16,363             12,615
  Lease financing receivibles,
    net of unearned income ....................       8,010             8,713            11,311             7,919              5,249
  Other loans..................................      28,420            23,215            24,812            21,939             12,170
                                                 ----------        ----------        ----------        ----------         ----------
            Total loans........................  $2,692,601        $2,457,427        $2,428,051        $2,353,503         $2,004,377
                                                 ==========        ==========        ==========        ==========         ==========

Residential  Real Estate Loans Held for Sale at December 31, 2006,  2005,  2004,
2003  and  2002  were  $5,413,000,  $4,910,000,  $3,367,000,   $3,043,000,  and
$21,545,000.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding residential real estate, individuals' loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2006. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                               Maturing
                                                    Within              1-5               Over
                                                    1 Year             Years             5 Years            Total
                                                 --------------    ---------------    --------------     ------------
                                                                        (Dollars in Thousands)
Commercial and industrial loans................  $  310,241        $ 147,678           $  79,386          $  537,305
Agricultural production financing
  and other loans to farmers...................      79,024           16,442               4,632             100,098
Real estate - Construction.....................     132,547           31,940               5,004             169,491
Real estate - Commercial and farmland..........     231,602          446,476             183,351             861,429
Tax-exempt loans...............................       5,442            3,695               5,286              14,423
Other loans....................................       8,250           14,449               5,721              28,420
                                                 ----------        ---------            ---------         ----------
      Total....................................  $  767,106        $ 660,680            $283,380          $1,711,166
                                                 ==========        =========            =========         ==========


                                                                       Maturing
                                                  ---------------------------------------------------
                                                           1 - 5                       Over
                                                           Years                     5 Years
                                                           -----                     -------
                                                                (Dollars in Thousands)
Loans maturing after one year with:

  Fixed rate..............................          $     184,861               $    177,846
  Variable rate...........................                475,819                    105,534
                                                    -------------               ------------
    Total.................................          $     660,680               $    283,380
                                                    =============               ============

NONACCRUING, CONTRACTUALLY PAST DUE 90 DAYS OR MORE
OTHER THAN NONACCRUING AND RESTRUCTURED LOANS

                                                                            December 31
                                                  ---------------------------------------------------------------
                                                   2006          2005          2004          2003          2002
                                                   ----          ----          ----          ----          ----
                                                                                    (Dollars in Thousands)
Nonaccruing loans.........................        $17,926       $10,030       $15,355       $19,453       $14,134
Loans contractually past due 90
  days or more other than
  nonaccruing.............................          2,870         3,965         1,907         6,530         6,676
Restructured loans........................             84           310         2,019           641         2,508
                                                  -------       -------       -------       -------       -------
                                                  $20,880       $14,305       $19,281       $26,624       $23,318
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

Interest income of $1,365,000 for the year ended December 31, 2006, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $1,650,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $66,656,000 as of December 31, 2006, not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

The Corporation's affiliate banks generate commercial, mortgage and consumer loans from customers located primarily in north-central and east-central Indiana and Butler, Franklin and Hamilton counties in Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

----------------

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

                                                    2006             2005             2004             2003            2002
                                                    ----             ----             ----             ----            ----
                                                                            (Dollars in Thousands)
Allowance for loan losses:
  Balance at January 1....................        $ 25,188         $ 22,548         $ 25,493         $ 22,417        $ 15,141

  Charge-offs:
    Commercial and industrial(1)...........          1,369            3,763            7,455            5,023           4,711
    Real estate mortgage(3)................          3,613            2,117            1,588            2,111             800
    Individuals' loans for household and
      other personal expenditures,
      including other loans................          1,528            1,864            1,858            5,005           2,602
                                                  --------         --------         --------         --------        --------
      Total charge-offs....................          6,510            7,744           10,901           12,139           8,113
                                                  --------         --------         --------         --------        --------
  Recoveries:
    Commercial and industrial(2)...........            291            1,283            1,629            1,002             549
    Real estate mortgage(4)................            863              122              161              421              92
    Individuals' loans for household and
      other personal expenditures,
      including other loans................            450              625              461              588             672
                                                  --------         --------         --------         --------        --------
      Total recoveries.....................          1,604            2,030            2,251            2,011           1,313
                                                  --------         --------         --------         --------        --------

  Net charge-offs..........................          4,906            5,714            8,650           10,128           6,800
                                                  --------         --------         --------         --------        --------
  Provisions for loan losses...............          6,258            8,354            5,705            9,477           7,174
  Allowance acquired in purchase...........                                                             3,727           6,902
                                                  --------         --------         --------         --------        --------
  Balance at December 31...................        $26,540          $25,188          $22,548          $25,493         $22,417
                                                  ========         ========         ========         ========        ========

  (1)Category also includes the charge-offs for lease financing, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.
  (2)Category also includes the recoveries for lease financing, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.
  (3)Category includes the charge-offs for construction, commercial and farmland and residential real estate loans.
  (4)Category includes the recoveries for construction, commercial and farmland and residential real estate loans.

  Ratio of net charge-offs during the
   period to average loans
   outstanding during the period..........           .19%             .23%             .37%             .44%             .37%




----------------

The information regarding the analysis of loan loss experience on pages 8, 9 and 10 of the First Merchants Corporation - Annual Report 2006 under the caption "ASSET QUALITY/PROVISION FOR LOAN LOSSES" is expressly incorporated herein by reference.

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans:

                                                                    2006                             2005
                                                         -------------------------        -------------------------
                                                          Amount          Per Cent         Amount          Per Cent
                                                         --------         --------        --------         --------
                                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $  9,598            31.0%        $  7,430            31.0%
  Real estate mortgage(2).....................             12,479            60.5           13,149            60.5
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              4,363             8.5            4,509             8.5
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 26,540           100.0%        $ 25,188           100.0%
                                                         ========           ======        ========           ======

                                                                    2004                               2003
                                                         -------------------------         -------------------------
                                                          Amount          Per Cent          Amount          Per Cent
                                                         --------         --------         --------         --------
                                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $ 16,821            30.9%        $ 17,517            29.9%
  Real estate mortgage(2).....................              1,916            60.6            4,441            60.8
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              3,711             8.5            3,435             9.3
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 22,548           100.0%        $ 25,493           100.0%
                                                         ========           ======        ========           ======


                                                                    2002
                                                         -------------------------
                                                          Amount          Per Cent
                                                         --------         --------
                                                           (Dollars in Thousands)
Balance at December 31:
  Commercial and industrial(1)................           $ 12,405            31.8%
  Real estate mortgage(2).....................              2,875            57.3
  Individuals' loans for household and
    other personal expenditures,
    including other loans.....................              7,037            10.9
  Unallocated. .... ..........................                100             N/A
                                                         --------           ------
  Totals......................................           $ 22,417           100.0%
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

At December 31, 2006, the Corporation had no concentration of loans exceeding 10 percent of total loans, which are not otherwise disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.

----------------

Loan Administration and Loan Loss Charge-off Procedures

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

Provision for Loan Losses

In banking, loan losses are one of the costs of doing business. Although the Banks' management emphasize the early detection and charge-off of loan losses, it is inevitable that at any time certain losses exist in the portfolio which have not been specifically identified. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. During the year, an estimate of the loss experience for the year serves as a starting point in determining the appropriate level for the provision. However, the amount actually provided in any period may be greater or less than net loan losses, based on management's judgment as to the appropriate level of the allowance for loan losses. The determination of the provision in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. Information on impaired loans is summarized below:

                                                                           2006               2005              2004
                                                                     ---------------   ----------------   ---------------
                                                                                    (Dollars in Thousands)
As of, and for the year ending December 31:
  Impaired loans with an allowance............................        $     17,291       $      7,540      $      7,728
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan................................              43,029             44,840            41,683
                                                                      ------------       ------------      ------------

        Total impaired loans..................................        $     60,320       $     52,380      $     49,411
                                                                      ============       ============      ============

Total impaired loans as a percent of total loans..............               2.24%              2.13%             2.03%

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses)..................        $      4,130       $      2,824      $      1,673
  Average balance of impaired loans...........................              66,139             44,790            59,568
  Interest income recognized on impaired loans................               5,143              3,511             3,457
  Cash basis interest included above..........................               1,364                650               796

--------------------------------------------------------------------------------
STATISTICAL DATA (continued)

DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2006, 2005 and 2004 are presented within the "Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and Interest Differential" table on page 11 of this Form 10-K.

As of December 31, 2006, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                       Maturing
                                                   -------------------------------------------------
                                    3 Months            3-6              6-12            Over 12
                                    or less           Months            Months           Months             Total
                                  -------------    --------------    --------------   --------------    --------------
                                                                (Dollars in Thousands)
Certificates of deposit and
  other time deposits..........     $201,073         $ 80,900           $ 94,968         $ 54,127          $431,068
Per cent.......................           46%              19%                22%              13%              100%

RETURN ON EQUITY AND ASSETS

The information regarding return on equity and assets presented on page 2 of the First Merchants Corporation - Annual Report 2006 under the caption "Five - Year Summary of Selected Financial Data" is expressly incorporated herein by reference.

SHORT-TERM BORROWINGS

                                                                     2006                2005                2004
                                                              -----------------   -----------------   -----------------
                                                                               (Dollars in Thousands)
Balance at December 31:
  Securities sold under repurchase
    agreements (short-term portion)........                       $  42,750           $ 106,415           $  87,472
  Federal funds purchased..................                          56,150              50,000              32,550
                                                                  ---------           ---------           ---------
          Total short-term borrowings......                       $  98,900           $ 156,415           $ 120,022
                                                                  =========           =========           =========

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-sponsored agency securities.

Pertinent information with respect to short-term borrowings is summarized below:

                                                                       2006                2005                2004
                                                                 -----------------   -----------------   -----------------
                                                                                   (Dollars in Thousands)
Weighted average interest rate on outstanding
balance at December 31:

    Securities sold under repurchase
        agreements(short-term portion)..............                   4.4%                3.8%                1.8%
    Total short-term borrowings.....................                   4.9                 4.3                 1.9

Weighted average interest rate during the year:
    Securities sold under repurchase
        agreements (short-term portion).............                   4.4%                2.1%                 .8%
    Total short-term borrowings.....................                   4.6                 2.3                 1.0

Highest amount outstanding at any month end
during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  98,765           $  68,198           $  37,771
    Total short-term borrowings.....................               219,337             144,898             120,019

Average amount outstanding during the year:
    Securities sold under repurchase
        agreements (short-term portion).............             $  73,818           $  77,969           $  62,702
    Total short-term borrowings.....................               109,577              95,447              81,194



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

The Corporation's accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation's management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with Generally Accepted Accounting Principles and reflect management's judgment of the most appropriate manner to report the Corporation's financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation's reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation's financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for loan losses; the valuation of investment securities; the valuation of goodwill and intangible assets; and pension accounting. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following: significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; or significantly increase its pension liability. For more information, refer to pages 4 through 6 of the First Merchants Corporation - Annual Report 2006 under the caption "Critical Accounting Policies."

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

The Corporation's affiliate banks conduct business through numerous facilities owned and leased by the respective affiliate banks. Of the 65 banking offices operated by the Corporation's affiliate banks, 49 are owned by the respective banks and 16 are leased from non-affiliated third parties.

None of the properties owned by the Corporation's affiliate banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2006 was $42,393,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

No matters were submitted during the fourth quarter of 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                                 Offices with the Corporation                 Principal Occupation
               Name and Age                          And Subsidiary Banks                    During Past Five Years
------------------------------------------- ---------------------------------------- ----------------------------------------

Michael L. Cox                              President, Chief Executive Officer,      Chief Executive Officer of the Corporation
62                                          Corporation                              since April 1999; President First Merchants
                                                                                     from April 1999 to September 2000; President
                                                                                     and Chief Operating Officer, Corporation since
                                                                                     August 1998 and from May 1994 to April 1999
                                                                                     respectively; President and Chief Operating
                                                                                     Officer, First Merchants from April, 1996 to
                                                                                     April 1999; Director, Corporation and First
                                                                                     Merchants since December, 1984.(1)

Michael C. Rechin                           Executive Vice President and Chief       Executive Vice President and Chief Operating
48                                          Operating Officer, Corporation           Officer, Corporation since November 2005;
                                                                                     Executive Vice President, Corporate Banking
                                                                                     National City Bank from 1995 to November
                                                                                     2005.(1)

Mark K. Hardwick                            Executive Vice President and Chief       Executive Vice President and Chief Financial
36                                          Financial Officer, Corporation           Officer of the Corporation since December 2005;
                                                                                     Senior Vice President and Chief Financial
                                                                                     Officer from April 2002 to December 2005;
                                                                                     Corporate Controller, Corporation from November
                                                                                     1997 to April 2002.

Robert R. Connors                           Senior Vice President, Chief             Senior Vice President and Chief Information
57                                          Information Officer, Corporation         Officer of the Corporation and First Merchants
                                            and First Merchants                      since January 2006; Senior Vice President of
                                                                                     Operations and Technology, Corporation and
                                                                                     First Merchants from August 2002 to January
                                                                                     2006; Senior Vice President of Operations and
                                                                                     Compliance Officer at First Internet Bank of
                                                                                     Indiana from 1999 to 2002.

Shawn R. Blackburn                          Senior Vice President of                 Senior Vice President of Administrative
53                                          Administrative Services, Corporation     Services, Corporation since May 2005; Senior
                                                                                     National Bank Examiner, Office of Comptroller
                                                                                     of the Currency from 1978 to 2005.

Kimberly J. Ellington                      Senior Vice President and Director of     Senior Vice President and Director of Human
47                                         Human Resources, Corporation              Resources since 2004; Vice President and
                                                                                     Director of Human Resources, Corporation from
                                                                                     1999 to 2004.

David W. Spade                             Senior Vice President and Chief           Senior Vice President and Chief Credit Officer
54                                         Credit Officer, Corporation               of First Merchants Corporation since February
                                                                                     2007; Vice President and Chief Credit Officer
                                                                                     of First Merchants Corporation from December
                                                                                     2006 to February 2007; Executive Vice President
                                                                                     and Chief Lending Officer of First Merchants
                                                                                     Bank from November 2005 to December 2006;
                                                                                     Executive Vice President and Division Chief
                                                                                     Credit Officer at Old National Bank from 2002
                                                                                     to 2005; Senior Vice President and Senior Loan
                                                                                     Officer at Old National Bank from 1999 to 2002.

(1) Mr. Cox will retire as the President and Chief Executive Officer of the Corporation on April 24, 2007, the date of the Corporation's 2007 annual meeting of shareholders. Mr. Rechin will become President and Chief Executive Officer at that time.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------
The information on pages 19, 55 and 56 of the First Merchants Corporation - Annual Report 2006 under the captions "Annual Meeting, Stock Price and Dividend Information" and "Performance Graph", is expressly incorporated herein by reference.

The following table presents information relating to the Corporation's purchases of its equity securities during the quarter ended December 31, 2006, as follows(1):

                                                                                              MAXIMUM NUMBER OF
                                                                   TOTAL NUMBER OF           SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE      SHARES PURCHASED AS PART       BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE     OF BOARD AUTHORIZATION(1)    BOARD AUTHORIZATION(1)
      ------            ----------------    --------------    -------------------------    -----------------------
October 1-31, 2006            0                   0                      0                            0
November 1-30, 2006         1,095(2)            25.77                    0                            0
December 1-31, 2006           0                   0                      0                            0

(1) On February 14, 2006, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's common stock. This authorization was not publicly announced and expired February 13, 2007. There were 30,000 remaining shares that may yet be purchased pursuant to such authorizations as of December 31, 2006.

(2) These shares were purchased in open-market transactions pursuant to the Board's authorization to repurchase shares.

The following table presents information relating to securities authorized under equity compensation plans.

                      Equity Compensation Plan Information

                                      Number of securities to    Weighted-average        Number of securities remaining
                                      be issued upon exercise    exercise price of       available for future issuance under
                                      of outstanding options,    outstanding options,    equity compensations plans (excluding
    Plan category                     warrants and rights        warrants and rights     securities reflected in first column)
    -------------                     -----------------------    --------------------    -------------------------------------
Equity compensation plans approved
  by stockholders                                  1,030,897     $             23.92                                400,000 (1)
Equity compensation plans not
  approved by stockholders(2)                         36,350                   22.33
                                      -----------------------    --------------------    -------------------------------------
  Total                                            1,067,247     $             23.87                                400,000 (1)
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

ITEM 6.      SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

The information on page 2 of the First Merchants Corporation - Annual Report 2006 under the caption "Five-Year Summary of Selected Financial Data", is expressly incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information on pages 3 through 19 of the First Merchants Corporation - Annual Report 2006 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", is expressly incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------------------

The information on pages 12 through 14 of the First Merchants Corporation - Annual Report 2006 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the section "Interest Sensitivity and Disclosures About Market Risk", is expressly incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

Pages 20 through 54 of the First Merchants Corporation - Annual Report 2006, are expressly incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

In connection with its audits for the two most recent fiscal years ended December 31, 2006, there have been no disagreements with the Corporation's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in "Internal Control - Integrated
Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation's internal control over financial reporting as of December 31, 2006 is effective based on the specified criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Merchants Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that First Merchants Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated February 6, 2007, expressed an unqualified opinion thereon.

BKD, LLP


Indianapolis, Indiana
February 6, 2007


ITEM 9B.  OTHER INFORMATION
--------------------------------------------------------------------------------

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

The information in the Corporation's Proxy Statement dated March 15, 2007 furnished to its stockholders in connection with an annual meeting to be held April 24, 2007 (the "2007 Proxy Statement"), under the captions "INFORMATION REGARDING DIRECTORS", "COMMITTEES OF THE BOARD" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K and is expressly incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The information in the Corporation's 2007 Proxy Statement, under the captions, "COMPENSATION OF DIRECTORS", "COMPENSATION OF EXECUTIVE OFFICERS", "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Interlocks and Insider Participation" and "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Report" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The information in the Corporation's 2007 Proxy Statement, under the caption, "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF-Principal Holders of
Securities" is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in
Part II, Item 5 of this annual report on Form 10-K under the table entitled "Equity Compensation Plan Information" and is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

The information in the Corporation's 2007 Proxy Statement, under the captions, "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF-Principal Holders of Securities" and "TRANSACTIONS WITH RELATED PERSONS," is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
--------------------------------------------------------------------------------

The information in the Corporation's 2007 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

                                     PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.
--------------------------------------------------------------------------------


(a) 1.      Financial Statements:
                 Independent accountants' report
                 Consolidated balance sheets at
                      December 31, 2006 and 2005
                 Consolidated statements of income,
                      years ended December 31, 2006,
                      2005 and 2004
                 Consolidated statements of comprehensive income,
                      years ended December 31, 2006, 2005 and 2004
                 Consolidated statements of stockholders' equity,
                      years ended December 31, 2006, 2005 and 2004
                 Consolidated statements of cash flows,
                      years ended December 31, 2006,
                      2005 and 2004
                 Notes to consolidated financial
                      statements


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


(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b Bylaws of First Merchants Corporation (Incorporated by reference to registrant's Form 10-Q for the quarter ended September 30,
               2007)

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

   4.6         Indenture dated April 17, 2002 (3)

   4.7         First Supplemental Indenture dated April 17, 2002 (3)

   4.8         8.75% Junior Subordinated Debenture due June 30, 2002 (3)

--------------------------------------------------------------------------------

       10a First Merchants Corporation Senior Management Incentive Compensation Program, dated February 8, 2007.(1)

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

       10e First Merchants Corporation Change of Control Agreement with Shawn R. Blackburn dated May 2, 2005. (Incorporated by reference to registrant's Form 8-K filed on May 4, 2005)(1)

       10f First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2002)(1)

       10g First Merchants Corporation Change of Control Agreement with Michael L. Cox dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31, 2003)(1)

       10h First Merchants Corporation Change of Control Agreement with Kimberly J. Ellington dated January 1, 2005. (Incorporated by reference to registrant's Form 10-K for the year ended December 31, 2005)

       10i First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

       10j First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

       10k First Merchants Corporation Letter Agreement between the Corporation and Michael L. Cox, dated January 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on January 24, 2007)

       10l First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

       10m First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

--------------------------------------------------------------------------------

       13 First Merchants Corporation - Annual Report 2006 (except for the pages and information expressly incorporated by reference in this Form 10-K, the First Merchants Corporation
                   - Annual Report 2006 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)(2)

       21          Subsidiaries of Registrant(2)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2007.

                                          FIRST MERCHANTS CORPORATION

                                          By /s/ Michael L.Cox
                                          -----------------------------
                                          Michael L. Cox, President
                                                          and Chief Executive
                                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 16th day of March, 2007.

/s/ Michael L. Cox                        /s/ Mark K. Hardwick
--------------------------------------    --------------------------------------
Michael L. Cox  President and             Mark K. Hardwick  Executive Vice
                Chief Executive                             President and Chief
                Officer (Principal                          Financial Officer
                Executive Officer)                          (Principal Financial
                                                            and Principal
                                                            Accounting Officer)

/s/ Robert M. Smitson*                     /s/ Michael L. Cox
------------------------------------       ------------------------------------
    Robert M. Smitson       Director           Michael L. Cox          Director

/s/ Michael C. Rechin*                     /s/ Barry J. Hudson*
------------------------------------       ------------------------------------
    Michael C. Rechin       Director           Barry J. Hudson         Director

/s/Richard A. Boehning*                    /s/ Thomas D. McAuliffe*
------------------------------------       ------------------------------------
   Richard A. Boehning      Director           Thomas D. McAuliffe     Director

/s/ Thomas B. Clark*                       /s/ Charles E. Schalliol*
------------------------------------       ------------------------------------
    Thomas B. Clark         Director           Charles E. Schalliol    Director

/s/ Roderick English*
------------------------------------       ------------------------------------
    Roderick English        Director           Terry L. Walker         Director

                                           /s/ Jean L. Wojtowicz
------------------------------------       ------------------------------------
    Dr. Jo Ann M. Gora      Director           Jean L. Wojtowicz       Director


* By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

                                           By  /s/ Mark K. Hardwick
                                           ------------------------------
                                           Mark K. Hardwick
                                           As Attorney-in-Fact
                                           March 16, 2007

INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

    3a         First Merchants Corporation Articles of Incorporation.
               (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30, 1999)

    3b Bylaws of First Merchants Corporation (Incorporated by reference to registrant's Form 10-Q for the quarter ended September 30,
               2007)

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

   4.5         Preferred Securities Guarantee Agreement dated April 17, 2002 (3)

   4.6         Indenture dated April 17, 2002 (3)

   4.7         First Supplemental Indenture dated April 17, 2002 (3)

   4.8         8.75% Junior Subordinated Debenture due June 30, 2002 (3)

       10a First Merchants Corporation Senior Management Incentive Compensation Program, dated February 8, 2007.(1)

       10b         First  Merchants   Corporation  1994  Stock  Option  Plan.
                   (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1993)(1)

       10c First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006. (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006)(1)

INDEX TO EXHIBITS continued
--------------------------------------------------------------------------------
       10d First Merchants Corporation Change of Control Agreement with Michael C. Rechin dated December 13, 2005. (Incorporated by reference to registrant's Form 8-K filed on December 19,
                   2005)(1)

       10e First Merchants Corporation Change of Control Agreement with Shawn R. Blackburn dated May 2, 2005. (Incorporated by reference to registrant's Form 8-K filed on May 4, 2005)(1)

       10f First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2002)(1)

       10g First Merchants Corporation Change of Control Agreement with Michael L. Cox dated February 11, 2003. (Incorporated by reference to registrant's Form 10-Q for quarter ended March 31, 2003)(1)

       10h First Merchants Corporation Change of Control Agreement with Kimberly J. Ellington dated January 1, 2005. (Incorporated by reference to registrant's Form 10-K for the year ended December 31, 2005)

       10i First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

       10j First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

       10k First Merchants Corporation Letter Agreement between the Corporation and Michael L. Cox, dated January 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on January 24, 2007)

       10l First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

       10m First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

       13 First Merchants Corporation - Annual Report 2006 (except for the pages and information expressly incorporated by reference in this Form 10-K, the First Merchants Corporation
                   - Annual Report 2006 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)(2)

       21          Subsidiaries of Registrant(2)

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

                                  EXHIBIT-10a
                           First Merchants Corporation
                           Senior Management Incentive
                              Compensation Program
                            Approved February 8, 2007

I.       Purpose

     The Board of Directors of First Merchants Corporation (FMC) has established an executive compensation program, which is designed to closely align the interests of executives with those of our shareholders by rewarding senior managers for achieving short-term and long-term corporate strategic management goals, with the ultimate objective of obtaining a superior return on the shareholders' investment.

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

III.     Covered Individuals by Title

         A.       President and Chief Executive Officer of FMC;
         B.       Executive Vice Presidents of FMC;
         C.       Senior Executives of FMC as recommended by CEO;
         D.       Affiliate Bank CEOs;
         E.       Non-Bank Affiliate CEOs;
         F.       Regional Presidents; and
         G.       Senior Executives of Affiliates as recommended by their CEO.

     In order to receive an award, a participant must be employed at the time of the award except for conditions of death, disability or retirement.

IV.      Implementation Parameters

          A. The FMC CEO and EVP earnings component payouts will be determined by changes in FMC EPS calculated on a diluted GAAP basis.

          Payouts to affiliate participants on their respective company earnings component will be determined by changes in "operating earnings" (net income plus or minus non-operating items including goodwill amortization and corporate administrative charges.)

          B. When utilized, balanced scorecards will be tailored to each unit incorporating a specific weighting on various operating initiatives as set by the CEO and COO.

V.       Plan Structure
All payouts will be determined from the applicable schedule of percentage change in earnings in Section VI.
         A.       FMC CEO
                  a.       Target bonus: 45%
                  b.       Maximum bonus:  90%
                  c.       Change in diluted GAAP EPS at 100%
         B.       FMC COO
                  a.       Target bonus: 40%
                  b.       Maximum bonus:  80%
                  c.       Change in diluted GAAP EPS at 100%
         C.       FMC CFO
                  a.       Target bonus: 40%
                  b.       Maximum bonus: 80%
                  c.       Change in diluted GAAP EPS at 100%
         D.       FMC SVP
                  a.       Target bonus: 30%
                  b.       Maximum bonus: 51%
                  c.       Weighting:
                           i.       Change in diluted GAAP EPS at 70%
                           ii.      Personal Objectives at 30%

         E.       Bank CEO
                  a.       Target: 30%
                  b.       Maximum: 52.5%
                  c.       Balanced Scorecard
         F.       Regional President
                  a.       Target bonus: 25%
                  b.       Maximum bonus:  43.75%
                  c.       Balanced Scorecard
         G.       Non-Bank Presidents
                  a.       Target bonus:  25%
                  b.       Maximum bonus: 50%
                  c.       Balanced Scorecard
         H.       FMTC CEO
                  a.       Target bonus:  25%
                  b.       Weighting:
                           i.       Change in FMTC earnings at 70%
                           ii.      Personal Objectives at 30%
         I.       FMC Senior Officers
                  a.       Target bonus: 25%
                  b.       Maximum bonus:  42.5%
                  c.       Weighting:
                           i.       Change in diluted GAAP EPS at 70%
                           ii.      Personal Objectives at 30%
         J.       Bank or Region SVP
                  a.       Target bonus: 20%
                  b.       Maximum bonus:  23.75%
                  c.       Balanced Scorecard
         K.       FMTC SVP
                  a.       Target Bonus: 20%
                  b.       Weighting
                  c.       Weighting:
                  i.       Change in FMTC earnings at 70%
                  ii.      Personal Objectives at 30%
         L.   FMTC Division Heads
                  a.       Target bonus: 15%
                  b.       Weighting:
                           i.       Change in FMTC earnings at 70%
                           ii.      Personal Objectives at 30%
         M.       FMC Division Head
                  a.       Target bonus:  15%
                  b.       Maximum bonus: 25.5%
                  c.       Weighting:
                           i.       Change in diluted GAAP EPS at 70%
                           ii.      Personal Objectives at 30%
         N.       Bank or Region Division Heads
                  a.       Target bonus: 15%
                  b.       Maximum bonus:  17.81%
                  c.       Balanced Scorecard
         O.       Bank or Region Department Heads
                  a.       Target bonus: 10%
                  b.       Maximum bonus: 11.88%
                  c.       Balanced Scorecard
         P.       FMTC Department Heads
                  a.       Target bonus: 10%
                  b.       Weighting:
                           i.       Change in FMTC earnings at 70%
                           ii.      Personal Objectives at 30%
         Q.       Senior Mortgage Sales Managers
                  a.       5 bps on mortgage volume for bank or region

VI.  Supporting Parameters
          A. Where individual components are applicable, they must be measurable with both beginning points and standard targets cited.

          B. Schedule Determining both Operating earnings EPS and GAAP Payouts for Year 2007 for FMC:
                           Operating Earnings % Change*                Payout %
                                   <3%                                      0%
                                    3%                                     30%
                                    4%                                     40%
                                    5%                                     50%
                                    6%                                     60%
                                    7%                                     70%
                                    8%                                     80%
                                    9%                                     90%
                 Target            10%                                    100%
                                   12%                                    120%
                                   14%                                    140%
                                   16%                                    160%
                                   18%                                    180%
                                   20%                                    200%

          *Operating earnings adds back charges for amortization of goodwill and other non-operating expenses as determined by the Committee.


          C. Schedule Determining Operating Earnings Payouts for Year 2007 for FMTC and FMIS:

                     Operating Earnings % Change*                      Payout %
                                  <10%                                      0%
                                   10%                                     40%
                                 12.5%                                     50%
                                   15%                                     60%
                                 17.5%                                     70%
                                   20%                                     80%
                                 22.5%                                     90%
                 Target   >25%    100%

          *Operating earnings adds back charges for amortization of goodwill and other non-operating expenses as determined by the Committee.

          D. Schedule of Participants (referenced in Section III)
       Section     Company                           Target   Name                          Job Title
          A.       FMC                                45%     Michael Cox                   Chief Executive Officer

          B.       FMC                                40%     Michael Rechin                Chief Operating Officer
                   FMC                                        Mark Hardwick                 Chief Financial Officer
          C.

          D.       LBTC                               30%     Tony Albrecht                 Bank President & CEO
                   FMBCI                                      Michael Baker                 Bank President & CEO
                   FMC                                        Shawn Blackburn               Senior Vice President
                   FMC                                        Robert Connors                Senior Vice President
                   FMC                                        Kimberly Ellington            Senior Vice President
                   FMB                                        James Meinerding              Bank President & CEO
                   CNB                                        John Romelfanger              Bank President & CEO
                   FMC                                        David Spade                   Senior Vice President

          E.       Decatur Region                     25%     Steven Bailey                 Regional President
                   Portland Region                            Robert Bell                   Regional President
                   FMC                                        Jami Cornish                  Vice President
                   Muncie Region                              Jack Demaree                  Regional President
                   FMC                                        Karen Evens                   Vice President
                   Wabash Region                              Ron Kerby                     Regional President
                   FMTC                                       Terri Matchett                Trust President & CEO
                   FMIS                                       Curt Stephenson               President & CEO

          F.       FMBCI                              20%     Stephen Bill                  Senior Vice President
                   FMTC                                       William Bittermann            Senior Vice President
                   FMTC                                       Terry Blaker                  Senior Vice President
                   FMB Muncie Region                          Tom Buczek                    Senior Vice President
                   LBTC                                       Todd Burklow                  Executive Vice President
                   FMTC                                       David Forbes                  Senior Vice President

                   LBTC                                       Dan Gick                      Executive Vice President
                   FMB Wabash Region                          John Gouveia                  Senior Vice President
                   FMB Muncie Region                          Patty Hudson                  Senior Vice President
                   FMB Portland Region                        Chuck Huffman                 Senior Vice President
                   LBTC                                       Sherry Keith                  Senior Vice President
                   FMBCI                                      Kirk Klabunde                 Senior Vice President
                   FMB Richmond Region                        Scott McKee                   Senior Vice President
                   FMB Wabash Region                          Tony Millspaugh               Senior Vice President
                   FMB Muncie Region                          Chris Parker                  Senior Vice President
                   FMBCI                                      Bill Redman                   Senior Vice President
                   FMB Portland Region                        Duane Sautbine                Senior Vice President
                   FMB Richmond Region                        Rick Tudor                    Senior Vice President

          G.       FMB Wabash Region                  15%     Duane Davis                   Vice President
                   FMC                                        Stephan Fluhler               First Vice President
                   FMC                                        Philip Fortner                Vice President
                   LBT                                        David Flint                   Vice President
                   FMB Wabash Region                          Dennis Frieden                Vice President
                   FMTC                                       Pam Haager                    Vice President
                   FMTC                                       Nichole Kinghorn              Vice President
                   FMC                                        Sharon Linder                 First Vice President
                   FMC                                        Gary Marshall                 Vice President
                   FMC                                        Pamela Miller                 Vice President
                   FMC                                        David Ortega                  Vice President
                   FMC                                        Gretchen Patterson            Vice President
                   FMTC                                       Sharon Powell                 Vice President
                   FMC                                        Robert Rhoades                Vice President
                   FMB Muncie Region                          Denby Turner                  Vice President
                   FMBCI                                      Cindy White                   Vice President
                   FMC                                        Brad Wise                     First Vice President

          H.       FMTC                               10%     Larry Anthrop                 Senior Vice President
                   FMTC                                       Neal Barnum                   Vice President
                   FMTC                                       Jim Keene                     Vice President
                   FMTC                                       Jane Smith                    Vice President
                   FMB Muncie Region                          Tom Wiley                     Vice President

          I.       LBT                               5 bps    Janell Commons                Vice President
                   FMB Richmond Region                        Jim Sprouse                   Vice President

                                   EXHIBIT-13
                FIRST MERCHANTS CORPORATION - ANNUAL REPORT 2006

EXHIBIT 13--FIRST MERCHANTS CORPORATION - ANNUAL REPORT 2006

FINANCIAL REVIEW


FIVE-YEAR SUMMARY OF
SELECTED FINANCIAL DATA                                                        2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  3

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM                                             20

CONSOLIDATED
FINANCIAL STATEMENTS                                                          21

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS                                                          25

ANNUAL MEETING, STOCK PRICE AND DIVIDEND INFORMATION                          55

COMMON STOCK LISTING                                                          56

FORM 10-K, FINANCIAL INFORMATION AND CODE OF ETHICS                           57

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except share data)                           2006             2005            2004           2003            2002
===================================================================================================================================
Operations (3)(5)
Net Interest Income
   Fully Taxable Equivalent (FTE) Basis ............     $  114,076      $  114,907      $  108,986      $  106,899      $   96,599
Less Tax Equivalent Adjustment .....................          3,981           3,778           3,597           3,757           3,676
                                                         ----------      ----------      ----------      ----------      ----------
Net Interest Income ................................        110,095         111,129         105,389         103,142          92,923
Provision for Loan Losses ..........................          6,258           8,354           5,705           9,477           7,174
                                                         ----------      ----------      ----------      ----------      ----------
Net Interest Income
   After Provision for Loan Losses .................        103,837         102,775          99,684          93,665          85,749
Total Other Income .................................         34,613          34,717          34,554          35,902          27,077
Total Other Expenses ...............................         96,057          93,957          91,642          91,279          71,009
                                                         ----------      ----------      ----------      ----------      ----------
   Income Before Income Tax Expense ................         42,393          43,535          42,596          38,288          41,817
Income Tax Expense .................................         12,195          13,296          13,185          10,717          13,981
                                                         ----------      ----------      ----------      ----------      ----------
Net Income .........................................     $   30,198      $   30,239      $   29,411      $   27,571      $   27,836
                                                         ==========      ==========      ==========      ==========      ==========
Per share data (1)(3)(5)
Basic Net Income ...................................     $     1.64      $     1.64      $     1.59      $     1.51      $     1.70
Diluted Net Income .................................           1.64            1.63            1.58            1.50            1.69
Cash Dividends Paid ................................            .92             .92             .92             .90             .86
December 31 Book Value .............................          17.75           17.02           16.93           16.42           15.24
December 31 Market Value (Bid Price) ...............          27.19           26.00           28.30           25.51           21.67

Average balances (3)(5)
Total Assets .......................................     $3,371,386      $3,179,464      $3,109,104      $2,960,195      $2,406,251
Total Loans (4) ....................................      2,569,847       2,434,134       2,369,017       2,281,614       1,842,429
Total Deposits .....................................      2,568,070       2,418,752       2,365,306       2,257,075       1,857,053
Securities Sold Under Repurchase Agreements
   (long-term portion) .............................            181          66,535
Total Federal Home Loan Bank Advances ..............        234,629         227,311         225,375         208,733         155,387
Total Subordinated Debentures, Revolving
   Credit Lines and Term Loans .....................         99,456         106,811          96,230          94,203          52,756
Total Stockholders' Equity .........................        319,519         315,525         310,004         293,603         237,575

Year-end balances (3)(5)
Total Assets .......................................     $3,554,870      $3,237,079      $3,191,668      $3,076,812      $2,678,687
Total Loans (4) ....................................      2,698,014       2,462,337       2,431,418       2,356,546       2,025,922
Total Deposits .....................................      2,750,538       2,382,576       2,408,150       2,362,101       2,036,688
Securities Sold Under Repurchase Agreements
   (long-term portion) .............................            320          23,632
Total Federal Home Loan Bank Advances ..............        242,408         247,865         223,663         212,779         184,677
Total Subordinated Debentures, Revolving
   Credit Lines and Term Loans .....................         83,956         103,956          97,206          97,782          72,488
Total Stockholders' Equity .........................        327,325         313,396         314,603         303,965         261,129

Financial ratios (3)(5)
Return on Average Assets ...........................            .90%            .95%            .95%            .93%           1.16%
Return on Average Stockholders' Equity .............           9.45            9.58            9.49            9.39           11.72
Average Earning Assets to Total Assets .............          91.15           90.93           90.28           89.99           91.38
Allowance for Loan Losses as % of Total Loans ......            .99            1.02             .93            1.08            1.11
Dividend Payout Ratio ..............................          56.10           56.44           58.23           60.00           50.89
Average Stockholders' Equity to Average Assets .....           9.48            9.92            9.97            9.92            9.87
Tax Equivalent Yield on Earning Assets (2) .........           6.92            6.26            5.72            5.98            6.83
Cost of Supporting Liabilities .....................           3.21            2.29            1.84            1.97            2.44
Net Interest Margin on Earning Assets ..............           3.71            3.97            3.88            4.01            4.39

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

First Merchants Corporation ("Corporation") from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, such as Form 10-K and Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "believe", "continue", "pattern", "estimate", "project", "intend", "anticipate", "expect" and similar expressions or future or conditional verbs such as "will", "would", "should", "could", "might", "can", "may" or similar expressions. These forward-looking statements include:

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

      o acquisitions of other businesses by the Corporation and integration of such acquired businesses;

      o changes in market, economic, operational, liquidity, credit and interest rate risks associated with the Corporation's business; and

      o the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans using loss rates based on a three year average net charge-off history by loan category.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge-off rates, changes in mix, concentrations of loans in specific industries,

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES continued

asset quality trends (delinquencies, charge-offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation's internal loan review.

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

The annual pension expense for the Corporation is currently most sensitive to the discount rate. Each 25 basis point reduction in the 2007 discount rate of
5.5 percent would increase the Corporation's 2007 pension expense by approximately $95,000. In addition, each 25 basis point reduction in the 2007 expected rate of return of 7.75 percent would increase the Corporation's 2007 pension expense by approximately $101,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES continued

Goodwill and Intangibles. For purchase acquisitions, the Corporation is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

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

BUSINESS SUMMARY

The Corporation is a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include eight affiliate banks with over 65 locations in 17 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation's business activities are currently limited to one significant business segment, which is community banking. The Corporation's financial service affiliates include eight nationally chartered banks: First Merchants Bank, N.A., The Madison Community Bank, N.A., United Communities National Bank, First National Bank, Decatur Bank and Trust Company, N.A., Frances Slocum Bank & Trust Company, N.A., Lafayette Bank and Trust Company, N.A. and Commerce National Bank. The banks provide commercial and retail banking services. In addition, the Corporation's trust company, multi-line insurance company and title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

Management believes that its vision, mission, culture statement and core values produce profitable growth for stockholders. Management believes it is important to maintain a well controlled environment as we continue to grow our businesses. Credit policies are maintained and continue to produce sound asset quality. Interest rate and market risks inherent in our asset and liability balances are managed within prudent ranges, while ensuring adequate liquidity and funding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As of December 31, 2006 total assets equaled $3,554,870,000, an increase of $317,791,000 from December 31, 2005. Of this amount, loans increased $235,677,000, investments increased $30,951,000, intangibles, including goodwill, decreased $195,000 and cash value of life insurance increased by $20,634,000. Details of these changes are discussed within the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Net income for 2006 totaled $30,198,000, a decrease of $41,000 or .1 percent from 2005. Diluted earnings per share totaled $1.64, a .6 percent increase from $1.63 reported in 2005. The increase was primarily attributed to increases in earning assets. This volume increase was offset by a decrease in net interest margin of 26 basis points. These factors and others are discussed within the respective sections of Management's Discussion and Analysis of Financial condition and Results of Operations.

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

Return on equity totaled 9.45 percent in 2006, 9.58 percent in 2005, and 9.49 percent in 2004. Return on assets totaled .90 percent in 2006 and .95 percent in 2005 and 2004. Multiple factors impacting the reported financial results are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL

The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses. The Corporation's Tier I capital to average assets ratio was 7.37 percent and 7.70 percent at December 31, 2006 and 2005, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL continued

In addition, at December 31, 2006, the Corporation had a Tier I risk-based capital ratio of 9.18 percent and total risk-based capital ratio of 11.09 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.21 percent as of December 31, 2006, down from 9.68 percent in 2005. When the Corporation acquires other companies for stock, GAAP capital increases by the entire amount of the purchase price.

The Corporation's tangible capital ratio, defined as total stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled
5.67 percent as of December 31, 2006 down from 5.82 percent in 2005.

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

                                                         December 31,
(Dollars in Thousands)                                2006             2005
==============================================================================
Average Goodwill ...........................     $   121,831       $   120,867
Average Core Deposit Intangible (CDI) ......          16,103            19,087
Average Deferred Tax on CDI ................          (4,994)           (7,141)
                                                 -----------       -----------
 Intangible Adjustment .....................     $   132,940       $   132,813
                                                 ===========       ===========

Average Stockholders' Equity (GAAP Capital)      $   319,519       $   315,907
Intangible Adjustment ......................        (132,940)         (132,813)
                                                 -----------       -----------
 Average Tangible Capital ..................     $   186,579       $   183,094
                                                 ===========       ===========

Average Assets .............................     $ 3,371,386       $ 3,195,784
Intangible Adjustment ......................        (132,940)         (132,813)
                                                 -----------       -----------
 Average Tangible Assets ...................     $ 3,328,446       $ 3,062,971
                                                 ===========       ===========

Net Income .................................     $    30,198       $    30,239
CDI Amortization, net of tax ...............           1,920             1,952
                                                 -----------       -----------
 Tangible Net Income .......................     $    32,118       $    32,191
                                                 ===========       ===========

Diluted Earnings per Share .................     $      1.64       $      1.63
Diluted Tangible Earnings per Share ........     $      1.75       $      1.73

Return on Average GAAP Capital .............            9.45%             9.58%
Return on Average Tangible Capital .........           17.21%            17.58%

Return on Average Assets ...................            0.90%             0.95%
Return on Average Tangible Assets ..........            0.99%             1.05%

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

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See Critical Accounting Policies)

At December 31, 2006, non-performing loans totaled $20,880,000, an increase of $6,575,000, as noted in the following table. Loans 90 days past due other than non-accrual and restructured loans decreased by $1,321,000. The amount of non-accrual loans totaled $17,926,000 at December 31, 2006. Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower's management.

At December 31, 2006, impaired loans totaled $60,320,000, an increase of $7,940,000 from year end 2005. At December 31, 2006, a specific allowance for losses was not deemed necessary for impaired loans totaling $43,029,000, but a specific allowance of $4,130,000 was recorded for the remaining balance of impaired loans of $17,291,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2006 was $66,139,000. The increase of total impaired loans is primarily due to the increase of performing, substandard classified loans, which comprise a portion of the Corporation's total impaired loans. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. For the Corporation, all performing, substandard classified loans are included in the impaired loan total.

At December 31, 2006, the allowance for loan losses was $26,540,000, an increase of $1,352,000 from year end 2005. As a percent of loans, the allowance was .99 percent at December 31, 2006 and 1.02 percent at December 31, 2005. Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at December 31, 2006. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes, will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

The provision for loan losses in 2006 was $6,258,000, or 24 basis points, a decrease of $2,096,000 from $8,354,000, or 34 basis points, in 2005, reflecting the decline of 4 basis points in net charge offs during the year.

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

(Dollars in Thousands)                                        December 31,
                                                         2006              2005
================================================================================

Non-accrual loans ..........................           $17,926           $10,030

Loans contractually
  past due 90 days or more
  other than non-accruing ..................             2,870             3,965

Restructured loans .........................                84               310
                                                       -------           -------

  Total ....................................           $20,880           $14,305
                                                       =======           =======

The table below represents loan loss experience for the years indicated.

(Dollars in Thousands)                                         2006          2005       2004
==============================================================================================
Allowance for loan losses:
  Balance at January 1 ...................................    $25,188      $22,548     $25,493
                                                              -------      -------     -------
  Chargeoffs .............................................      6,510        7,744      10,901
  Recoveries .............................................      1,604        2,030       2,251
                                                              -------      -------     -------
  Net chargeoffs .........................................      4,906        5,714       8,650
  Provision for loan losses ..............................      6,258        8,354       5,705
                                                              -------      -------     -------
  Balance at December 31 .................................    $26,540      $25,188     $22,548
                                                              =======      =======     =======
  Ratio of net chargeoffs during the period to
   average loans outstanding during the period ...........        .19%         .23%        .37%

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

December 31, 2006, total borrowings from the FHLB were $242,408,000, and the outstanding balance of the LaSalle revolving line of credit totaled $10,500,000. The Corporation's bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacities from FHLB and LaSalle at December 31, 2006, were $93,607,000 and $9,500,000, respectively.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $455,933,000 at December 31, 2006. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $125,000 at December 31, 2006. In addition, other types of assets-such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year-are sources of liquidity.

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

The Corporation provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2006 are as follows:

                                                             At December 31,
(Dollars in Thousands)                                             2006
================================================================================

Amounts of commitments:
Loan commitments to extend credit ..........................     $681,462
Standby letters of credit ..................................       23,286
                                                                 --------
                                                                 $704,748
                                                                 ========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities of the Corporation. The required payments under such commitments and other borrowing arrangements at December 31, 2006 are as follows:

                                                                                                        after
(Dollars in Thousands)                  2007         2008         2009         2010         2011         2011         Total
=============================================================================================================================
Operating leases                     $  1,983      $ 1,571      $ 1,255      $ 1,113      $   936      $    752      $  7,610
Federal funds purchased                56,150                                                                          56,150
Securities sold under
 repurchase agreements                 42,750                                                                          42,750
Federal Home Loan Bank advances        59,495       32,121       23,365       35,132       18,953        73,342       242,408
Subordinated debentures,
 revolving credit lines and
 term loans                            10,500                                                            88,956        99,456
                                     --------      -------      -------      -------      -------      --------      --------
Total                                $170,878      $33,692      $24,620      $36,245      $19,889      $163,050      $448,374
                                     ========      =======      =======      =======      =======      ========      ========

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

The Corporation has various purchase obligations for new facilities or improvements to existing facilities. At December 31, 2006, the Corporation's purchase obligations outstanding totaled $3,376,000.

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

Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2006, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2006.

(Dollars in Thousands)                                                               At December 31, 2006
---------------------------------------------------------------------------------------------------------------------------------
                                                           1-180 DAYS    181-365 DAYS     1-5 YEARS   BEYOND 5 YEARS      TOTAL
=================================================================================================================================
Rate-Sensitive Assets:
  Interest-bearing deposits ..........................     $    11,284                                                  $  11,284
  Investment securities ..............................          43,360    $  32,304       $  308,330      $ 81,223        465,217
  Loans ..............................................       1,280,654      372,506          937,464       107,390      2,698,014
  Federal Reserve and Federal Home Loan Bank stock ...                                        23,691                       23,691
                                                           -----------    ---------       ----------      --------      ---------
    Total rate-sensitive assets ......................       1,335,298      404,810        1,269,485       188,613      3,198,206
                                                           -----------    ---------       ----------      --------      ---------
Rate-Sensitive Liabilities:
  Federal funds purchased ............................          56,150                                                     56,150
  Interest-bearing deposits ..........................       1,670,452      392,587          315,393        10,048      2,388,480
  Securities sold under repurchase agreements ........          42,750                                                     42,750
  Federal Home Loan Bank advances ....................          37,000       22,495          109,423        73,490        242,408
  Subordinated debentures, revolving credit
   lines and term loans ..............................          10,500                                      88,956         99,456
                                                           -----------    ---------       ----------      --------      ---------
    Total rate-sensitive liabilities .................       1,816,852      415,082          424,816       172,494      2,829,244
                                                           -----------    ---------       ----------      --------      ---------

Interest rate sensitivity gap by period ..............     $  (481,554)   $ (10,272)      $  844,669      $ 16,119
Cumulative rate sensitivity gap ......................        (481,554)    (491,826)         352,843       368,962
Cumulative rate sensitivity gap ratio
  at December 31, 2006 ...............................            73.5%        78.0%           113.3%        113.0%
  at December 31, 2005 ...............................            71.7%        81.5%           111.9%        113.7%

The Corporation had a cumulative negative gap of $491,826,000 in the one-year horizon at December 31, 2006, just over 13.8 percent of total assets.

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

The comparative rising and falling scenarios for the period ended December 31, 2006 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation for the period ended December 31, 2007 are as follows:

Driver Rates           RISING            FALLING
=================================================================
Prime                  200 Basis Points  (200) Basis Points
Federal Funds          200               (200)
One-Year CMT           200               (200)
Two-Year CMT           200               (200)
CD's                   200               (191)
FHLB Advances          200               (200)

Results for the base, rising and falling interest rate scenarios are listed below based upon the Corporation's rate sensitive assets and liabilities at November 30, 2006. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                                 BASE     RISING      FALLING
================================================================================
Net Interest Income (Dollars in Thousands)    $109,090   $108,036     $108,429

Variance from base                                       $ (1,054)    $   (631)

Percent of change from base                                  (.96)%       (.58)%

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

                                                BASE       RISING      FALLING
================================================================================
Net Interest Income (Dollars in Thousands)    $111,989    $114,930    $109,220

Variance from base                                        $  2,941    $ (2,769)

Percent of change from base                                   2.63%      (2.47)%

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2006, and December 31, 2005. Earnings assets increased by $269,655,000. Loans increased by $235,677,000 and investment securities increased by $30,951,000 during 2006. The largest loan segments that increased were in commercial and farmland real estate of $126,564,000 and commercial and industrial loans of $76,203,000.

Earning Assets
(Dollars in Thousands)                                                 December 31,
==========================================================================================
                                                                   2006             2005
                                                                ----------      ----------
    Interest-bearing time deposits ..........................   $   11,284      $    8,748
    Investment securities available for sale ................      455,933         422,627
    Investment securities held to maturity ..................        9,284          11,639
    Mortgage loans held for sale ............................        5,413           4,910
    Loans ...................................................    2,692,601       2,457,427
    Federal Reserve and Federal Home Loan Bank stock ........       23,691          23,200
                                                                ----------      ----------
      Total .................................................   $3,198,206      $2,928,551
                                                                ==========      ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; subordinated debentures, revolving credit lines and term loans) based on year-end levels at December 31, 2006 and 2005.

(Dollars in Thousands)                                        December 31,
                                                          2006            2005
                                                       ----------     ----------
Deposits .........................................     $2,750,538     $2,382,576
Federal funds purchased ..........................         56,150         50,000
Securities sold under repurchase agreements ......         42,750        106,415
Federal Home Loan Bank advances ..................        242,408        247,865
Subordinated debentures, revolving credit lines
  and term loans .................................         99,456        103,956
                                                       ----------     ----------
                                                       $3,191,302     $2,890,812
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

NET INTEREST INCOME

Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The following table presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2006.

In 2006, asset yields increased 66 basis points (FTE) and interest cost increased 92 basis points, resulting in a 26 basis point (FTE) decrease in net interest margin as compared to 2005. The increase in interest income and interest expense was primarily a result of four 25 basis point overnight federal funds rate increases by the Federal Open Market Committee during this period. During the period, interest rate compression produced a negative rate variance of $8,021,000, while growth in earning assets produced a positive volume variance of $6,987,000, resulting in a decline of $1,034,000 in net interest income.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME continued

(Dollars in Thousands)                                                 December 31,
                                                            2006           2005             2004
                                                            ----           ----             ----
Net Interest Income .................................    $  110,095     $  111,129      $  105,389

FTE Adjustment ......................................    $    3,981     $    3,778      $    3,597

Net Interest Income
 On a Fully Taxable Equivalent Basis ................    $  114,076     $  114,907      $  108,986

Average Earning Assets ..............................    $3,072,898     $2,891,121      $2,806,776

Interest Income (FTE) as a Percent
 of Average Earning Assets ..........................          6.92%          6.26%           5.72%

Interest Expense as a Percent
 of Average Earning Assets ..........................          3.21%          2.29%           1.84%

Net Interest Income (FTE) as a Percent
 of Average Earning Assets ..........................          3.71%          3.97%           3.88%

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

Other income in 2006 amounted to $34,613,000, a .3 percent decrease from 2005. The change in other income from 2006 to 2005 was minor and primarily attributable to fluctuations within the following other income items:

            1. Fees on debit cards and ATMs increased by approximately $297,000 as compared to the same period in 2005. This was primarily a result of increase card usage by customers.

            2. Earnings on cash surrender value of life insurance increased approximately $619,000 compared to the same period in 2005 due to a purchase of $18,000,000 of new life insurance policies in 2006.

            3. Net gains and fees on sales of mortgage loans decreased by $731,000 from the same period in 2005 due to stabilizing mortgage interest rates resulting in reduced mortgage originations.

            4. A cash payment was received in 2005 of approximately $232,000, related to our membership in a credit card network that was merged with another card network. No such payment was received during 2006.

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

OTHER EXPENSES

Other expenses represent non-interest operating expenses of the Corporation. Other expenses amounted to $96,057,000 in 2006, an increase of 2.2 percent from the prior year. Salaries and benefit expense grew $2,100,000 or 3.9 percent due to staff additions and normal salary increases. Approximately $833,000 of the increase is due to share-based compensation expense recorded in 2006.

Other expenses amounted to $93,957,000 in 2005, an increase of 2.5 percent from the prior year, or $2,315,000. A pension accounting loss, totaling approximately $1,630,000, was recorded during the first quarter of 2005 and accounts for most of the increase. The loss resulted from the curtailment of the accumulation of defined benefits in the Corporation's defined benefit plan.

INCOME TAXES

Income tax expense totaled $12,195,000 for 2006, which is a decrease of $1,101,000 from 2005. The effective tax rates for the periods ending December 31, 2006, 2005 and 2004 were 28.8 percent, 30.5 percent and 31.0 percent, respectively. The effective tax rate has remained lower than the federal statutory income tax rate of 34 percent, primarily due to the Corporation's tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, income generated by subsidiaries domiciled in a state with no state or local income tax, increases in tax exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation's common stock relative to the cumulative total returns of the Russell 2000 index and the Russell 2000 Financial Services index. The graph assumes that the value of the investment in the Corporation's common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2001 and tracks it through 12/31/2006.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
            Among First Merchants Corporation, The Russell 2000 Index
                 And The Russell 2000 Financial Services Index

                              [LINE GRAPH OMITTED]

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

--------------------------------------------------------------------------------------------------------
                                       12/01       12/02      12/03       12/04       12/05       12/06
--------------------------------------------------------------------------------------------------------
First Merchants Corporation           100.00      103.36     126.01      144.97      137.95      149.63
Russell 2000                          100.00       79.52     117.09      138.55      144.86      171.47
Russell 2000 Financial Services       100.00      102.11     142.42      172.97      176.99      211.93

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Merchants Corporation's internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 6, 2007 expressed unqualified opinions on management's assessment and on the effectiveness of the Corporation's internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
February 6, 2007

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(in thousands, except share data)                                                           December 31,
==================================================================================================================
                                                                                        2006               2005
Assets
  Cash and due from banks ....................................................      $    89,957        $    70,417
  Interest-bearing time deposits .............................................           11,284              8,748
  Investment securities
   Available for sale ........................................................          455,933            422,627
   Held to maturity (fair value of $11,510 and $5,520) .......................            9,284             11,639
                                                                                    -----------        -----------
    Total investment securities ..............................................          465,217            434,266

  Mortgage loans held for sale ...............................................            5,413              4,910
  Loans, net of allowance for loan losses of $26,540 and $25,188 .............        2,666,061          2,432,239
  Premises and equipment .....................................................           42,393             39,417
  Federal Reserve and Federal Home Loan Bank stock ...........................           23,691             23,200
  Interest receivable ........................................................           24,345             19,690
  Core deposit intangibles ...................................................           15,470             17,567
  Goodwill ...................................................................          123,168            121,266
  Cash value of life insurance ...............................................           64,213             43,579
  Other assets ...............................................................           23,658             21,780
                                                                                    -----------        -----------
    Total assets .............................................................      $ 3,554,870        $ 3,237,079
                                                                                    ===========        ===========

Liabilities
  Deposits
   Noninterest-bearing .......................................................      $   362,058        $   314,335
   Interest-bearing ..........................................................        2,388,480          2,068,241
                                                                                    -----------        -----------
    Total deposits ...........................................................        2,750,538          2,382,576
  Borrowings .................................................................          440,764            508,236
  Interest payable ...........................................................            9,326              5,874
  Other liabilities ..........................................................           26,917             26,997
                                                                                    -----------        -----------
    Total liabilities ........................................................        3,227,545          2,923,683

Commitments and Contingent Liabilities

Stockholders' equity
  Preferred stock, no-par value
   Authorized and unissued -- 500,000 shares
  Common stock, $.125 stated value
   Authorized -- 50,000,000 shares
   Issued and outstanding - 18,439,843 and 18,416,714 shares .................            2,305              2,302
  Additional paid-in capital .................................................          146,460            145,682
  Retained earnings ..........................................................          187,965            174,717
  Accumulated other comprehensive loss .......................................           (9,405)            (9,305)
                                                                                    -----------        -----------
    Total stockholders' equity ...............................................          327,325            313,396
                                                                                    -----------        -----------
    Total liabilities and stockholders' equity ...............................      $ 3,554,870        $ 3,237,079
                                                                                    ===========        ===========

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income

(in thousands, except share data)                                                               Year Ended December 31,
================================================================================================================================
                                                                                     2006                 2005            2004
Interest income
  Loans receivable
   Taxable ............................................................           $ 186,768            $ 158,436        $139,953
   Tax exempt .........................................................                 828                  643             581
  Investment securities
   Taxable ............................................................              12,316                9,612           8,371
   Tax exempt .........................................................               6,565                6,374           6,098
  Federal funds sold ..................................................                 373                  264             165
  Deposits with financial institutions ................................                 500                  695             555
  Federal Reserve and Federal Home Loan Bank stock ....................               1,256                1,185           1,251
                                                                                  ---------            ---------        --------
    Total interest income .............................................             208,606              177,209         156,974
                                                                                  ---------            ---------        --------
Interest expense
  Deposits ............................................................              74,314               46,121          33,844
  Federal funds purchased .............................................               1,842                  623
  Securities sold under repurchase agreements .........................               3,228                1,612             517
  Federal Home Loan Bank advances .....................................              10,734                9,777           9,777
  Subordinated debentures, revolving
   credit lines and term loans ........................................               8,124                7,432           6,784
  Other borrowings ....................................................                 269                  515             663
                                                                                  ---------            ---------        --------
    Total interest expense ............................................              98,511               66,080          51,585
                                                                                  ---------            ---------        --------
Net interest income ...................................................             110,095              111,129         105,389
  Provision for loan losses ...........................................               6,258                8,354           5,705
                                                                                  ---------            ---------        --------

Net interest income after provision for loan losses ...................             103,837              102,775          99,684
                                                                                  ---------            ---------        --------
Other income
  Fiduciary activities ................................................               7,625                7,481           7,632
  Service charges on deposit accounts .................................              11,262               11,298          11,638
  Other customer fees .................................................               5,517                5,094           4,083
  Net realized gains (losses) on
   sales of available-for-sale securities .............................                  (4)                  (2)          1,188
  Commission income ...................................................               4,302                3,821           3,088
  Earnings on cash surrender value
   of life insurance ..................................................               2,286                1,667           1,798
  Net gains and fees on sales of loans ................................               2,171                2,902           3,629
  Other income ........................................................               1,454                2,456           1,498
                                                                                  ---------            ---------        --------
    Total other income ................................................              34,613               34,717          34,554
                                                                                  ---------            ---------        --------

Other expenses
  Salaries and employee benefits ......................................              56,125               54,059          52,479
  Net occupancy expenses ..............................................               5,886                5,796           5,308
  Equipment expenses ..................................................               7,947                7,562           7,665
  Marketing expenses ..................................................               1,932                2,012           1,709
  Outside data processing fees ........................................               3,449                4,010           4,920
  Printing and office supplies ........................................               1,496                1,369           1,580
  Core deposit amortization ...........................................               3,066                3,102           3,375
  Other expenses ......................................................              16,156               16,047          14,606
                                                                                  ---------            ---------        --------
    Total other expenses ..............................................              96,057               93,957          91,642
                                                                                  ---------            ---------        --------

Income before income tax ..............................................              42,393               43,535          42,596
  Income tax expense ..................................................              12,195               13,296          13,185
                                                                                  ---------            ---------        --------
Net income ............................................................           $  30,198            $  30,239        $ 29,411
                                                                                  =========            =========        ========

Net income per share:
  Basic ...............................................................           $    1.64            $    1.64        $   1.59
  Diluted .............................................................                1.64                 1.63            1.58

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income

Year Ended December 31,
(in thousands)                                                                            2006           2005           2004
==============================================================================================================================
Net income .......................................................................      $ 30,198       $ 30,239       $ 29,411
                                                                                        --------       --------       --------
Other comprehensive income (loss), net of tax:
 Unrealized losses on securities available for sale:
   Unrealized holding losses arising during the period,
   net of income tax benefit (expense) of $(1,242), $3,562 and $1,199 ............         2,087         (6,615)        (1,799)
   Less: Reclassification adjustment for gains (losses) included in net income,
    net of income tax (expenses) benefit of $2, $1 and $(475) ....................            (2)            (1)           713
 Unrealized gains (losses) on cash flow hedge assets:
   Unrealized gain (loss) arising during the period,
   net of income tax benefit of $83, $0 and $0 ...................................          (125)
 Unrealized loss on pension minimum funding liability:
   Unrealized loss arising during the period,
   net of income tax benefit of $0, $1,767 and $150 ..............................                       (2,651)           227
                                                                                        --------       --------       --------
                                                                                           1,964         (9,265)        (2,285)
                                                                                        --------       --------       --------
 COMPREHENSIVE INCOME                                                                   $ 32,162       $ 20,974       $ 27,126
                                                                                        ========       ========       ========

Consolidated Statements of Stockholders' Equity

                                                     COMMON STOCK                                       ACCUMULATED OTHER
                                                -------------------------     ADDITIONAL       RETAINED   COMPREHENSIVE
                                                   SHARES         AMOUNT    PAID-IN CAPITAL    EARNINGS   INCOME (LOSS)    TOTAL
                                                -----------      --------   ---------------   ---------   -------------   --------
Balances, December 31, 2003 .................    18,512,834      $  2,314      $ 150,310      $ 149,096      $ 2,245      $303,965
 Net income for 2004 ........................                                                    29,411                     29,411
 Cash dividends ($.92 per share) ............                                                   (17,048)                   (17,048)
 Other comprehensive income (loss),
   net of tax ...............................                                                                 (2,285)       (2,285)
 Stock issued under employee benefit plans ..        45,267             6            897                                       903
 Stock issued under dividend reinvestment
   and stock purchase plan ..................        50,799             6          1,272                                     1,278
 Stock options exercised ....................        90,338            11          1,393                                     1,404
 Stock redeemed .............................      (193,789)          (24)        (4,702)                                   (4,726)
 Issuance of stock related to acquisition ...        68,548             9          1,692                                     1,701
                                                -----------      --------      ---------      ---------      -------      --------
Balances, December 31, 2004 .................    18,573,997         2,322        150,862        161,459          (40)      314,603
 Net income for 2005 ........................                                                    30,239                     30,239
 Cash dividends ($.92 per share) ............                                                   (16,981)                   (16,981)
 Other comprehensive income (loss),
   net of tax ...............................                                                                 (9,265)       (9,265)
 Stock issued under employee benefit plans ..        43,238             6            908                                       914
 Stock issued under dividend reinvestment
   and stock purchase plan ..................        35,565             4            929                                       933
 Stock options exercised ....................       121,750            15          2,159                                     2,174
 Stock redeemed .............................      (374,598)          (47)        (9,611)                                   (9,658)
 Issuance of stock related to acquisition ...        16,762             2            435                                       437
                                                -----------      --------      ---------      ---------      -------      --------
Balances, December 31, 2005 .................    18,416,714         2,302        145,682        174,717       (9,305)      313,396
 Net income for 2006 ........................                                                    30,198                     30,198
 Cash dividends ($.92 per share) ............                                                   (16,950)                   (16,950)
 Other comprehensive income (loss),
   net of tax ...............................                                                                  1,964         1,964
 Adjustment to initially apply FASB statement
   No. 158, net of tax ......................                                                                 (2,064)       (2,064)
 Share-based compensation ...................                                        972                                       972
 Stock issued under employee benefit plans ..        41,391             5            852                                       857
 Stock issued under dividend reinvestment
   and stock purchase plan ..................        48,788             6          1,184                                     1,190
 Stock options exercised ....................        90,138            11          1,598                                     1,609
 Stock redeemed .............................      (234,495)          (29)        (5,661)                                   (5,690)
 Issuance of stock related to acquisition ...        77,307            10          1,833                                     1,843
                                                -----------      --------      ---------      ---------      -------      --------
Balances, December 31, 2006 .................    18,439,843      $  2,305      $ 146,460      $ 187,965      $(9,405)     $327,325
                                                ===========      ========      =========      =========      =======      ========

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

===================================================================================================================================
                                                                                               Year Ended December 31,
(in thousands, except share data)                                                      2006               2005               2004
===================================================================================================================================
Operating activities:
  Net income ..............................................................         $  30,198          $  30,239          $  29,411
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan losses ..............................................             6,258              8,354              5,705
   Depreciation and amortization ..........................................             5,382              5,070              5,064
   Share-based compensation ...............................................               833
   Tax benefits from stock options exercised ..............................              (139)
   Mortgage loans originated for sale .....................................          (123,256)           (86,122)           (83,313)
   Proceeds from sales of mortgage loans ..................................           122,753             84,579             82,989
   Net change in
     Interest receivable ..................................................            (4,655)            (2,372)              (478)
     Interest payable .....................................................             3,452              1,463               (269)
   Other adjustments ......................................................            (4,549)             5,283                842
                                                                                    ---------          ---------          ---------
     Net cash provided by operating activities ............................            36,277             46,494             39,951
                                                                                    ---------          ---------          ---------

Investing activities:
  Net change in interest-bearing deposits .................................            (2,536)               595             (1,202)
  Purchases of
   Securities available for sale ..........................................          (100,355)           (97,861)          (214,393)
  Proceeds from maturities of
   Securities available for sale ..........................................            64,778             69,236            116,294
   Securities held to maturity ............................................             6,526
  Proceeds from sales of
   Securities available for sale ..........................................               575              4,718             32,336
  Purchase of Federal Reserve and Federal Home Loan Bank stock ............              (491)              (342)            (7,356)
  Purchase of bank owned life insurance ...................................           (18,000)
  Net change in loans .....................................................          (240,080)           (35,090)           (83,198)
  Net cash paid in acquisition ............................................               (59)              (213)              (201)
  Other adjustments .......................................................            (8,358)            (6,233)            (6,106)
                                                                                    ---------          ---------          ---------
     Net cash used by investing activities ................................          (298,000)           (65,190)          (163,826)
                                                                                    ---------          ---------          ---------

Cash flows from financing activities:
  Net change in
   Demand and savings deposits ............................................           133,591            (80,986)            89,008
   Certificates of deposit and other time deposits ........................           234,372             55,412            (42,959)
  Receipt of borrowings ...................................................           182,454            191,002            181,211
  Repayment of borrowings .................................................          (249,927)          (123,657)          (124,763)
  Cash dividends ..........................................................           (16,899)           (16,981)           (17,048)
  Cash dividends on restricted stock awards ...............................               (52)
  Stock issued under employee benefit plans ...............................               857                914                903
  Stock issued under dividend reinvestment
   and stock purchase plan ................................................             1,190                933              1,278
  Stock options exercised .................................................             1,228              2,174              1,404
  Tax benefits from stock options exercised ...............................               139
  Stock redeemed ..........................................................            (5,690)            (9,658)            (4,726)
                                                                                    ---------          ---------          ---------
     Net cash provided by financing activities ............................           281,263             19,153             84,308
                                                                                    ---------          ---------          ---------
Net change in cash and cash equivalents ...................................            19,540                457            (39,567)
Cash and cash equivalents, beginning of year ..............................            70,417             69,960            109,527
                                                                                    ---------          ---------          ---------
Cash and cash equivalents, end of year ....................................         $  89,957          $  70,417          $  69,960
                                                                                    =========          =========          =========
Additional cash flows information:
  Interest paid ...........................................................         $  95,059          $  64,617          $  51,854
  Income tax paid .........................................................            14,385             16,775             10,501

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation ("Corporation"), and its wholly owned subsidiaries, First Merchants Bank, N.A. ("First Merchants"), The Madison Community Bank, N.A. ("Madison"), United Communities National Bank ("United Communities"), First National Bank ("First National"), Decatur Bank and Trust Company, N.A. ("Decatur"), Frances Slocum Bank & Trust Company, N.A. ("Frances Slocum"), Lafayette Bank and Trust Company, N.A. ("Lafayette"), and Commerce National Bank ("Commerce National"), (collectively the "Banks"), First Merchants Trust Company, National Association ("FMTC"), First Merchants Insurance Services, Inc. ("FMIS"), First Merchants Reinsurance Company ("FMRC")and Indiana Title Insurance Company ("ITIC"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The Corporation approved on January 23, 2007, the combination of five of its bank charters into one. Subject to the approval of the Office of the Comptroller of the Currency (OCC), Frances Slocum, Decatur, First National and United Communities will combine with First Merchants. The anticipated effective date of the combinations is April 2, 2007. The Corporation also approved, subject to OCC approval, the combination of the Hamilton County, Indiana, offices of First Merchants Bank and Madison Community Bank under the new name of First Merchants Bank of Central Indiana, National Association. As a result of these combinations, the Corporation will hold four bank charters:
First Merchants, First Merchants Bank of Central Indiana, Lafayette and Commerce National. The more significant of the policies are described below.

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

Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans using loss rates based on a three year average net charge-off history by loan category.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge-off rates, changes in mix, concentration of loans in specific industries, asset quality trends (delinquencies, charge-offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation's internal loan review.

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

INTANGIBLE ASSETS that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over 3 to 20 years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

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

STOCK OPTION AND RESTRICTED STOCK AWARD PLANS are maintained by the Corporation and are described more fully in Note 16. Prior to 2006, the Corporation accounted for these plans under the recognition and measurement principles of APB Opinion No. 25. Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, in 2005 and 2004 no stock-based employee compensation cost is reflected in net income, as all awards granted under these plans had an exercise price equal to the market value of the underlying common stock at the grant date.

Effective January 1, 2006 the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The Corporation selected the modified prospective application. Accordingly, after January 1, 2006, the Corporation began expensing the fair value of stock awards granted, modified, repurchased or cancelled.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation in 2005 and 2004.

                                                     Year Ended December 31
                                                        2005        2004
                                                      --------------------
Net income, as reported ..........................    $30,239     $ 29,411
Add: Total stock-based employee compensation
  cost included in reported net income, net
  of income taxes
Less: Total stock-based employee compensation
  cost determined under the fair value based
  method, net of income taxes ....................     (2,159)      (1,083)
                                                      -------     --------
Pro forma net income .............................    $28,080     $ 28,328
                                                      =======     ========

Earnings per share:
  Basic - as reported ............................    $  1.64     $   1.59
  Basic - pro forma ..............................    $  1.52     $   1.53
  Diluted - as reported ..........................    $  1.63     $   1.58
  Diluted - pro forma ............................    $  1.51     $   1.52

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year.

NOTE 2

BUSINESS COMBINATIONS

Effective October 13, 2006, the Corporation acquired Armstrong Insurance, Inc. of Parker City, an Indiana corporation, which has merged into FMIS, a wholly-owned subsidiary of the Corporation. The Corporation issued 77,307 shares of it's common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

BUSINESS COMBINATIONS continued

stock at a cost of $23.845 per share to complete the transaction. The acquisition was deemed to be an immaterial acquisition.

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

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2006, was $12,950,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            GROSS          GROSS
                                                                         AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                                            COST            GAINS          LOSSES            VALUE
====================================================================================================================================
Available for sale at December 31, 2006
  U.S. Treasury ................................................         $  1,502         $      1                          $  1,503
  U.S. Government-sponsored agency securities ..................           87,193               69         $  1,284           85,978
  State and municipal ..........................................          168,262            2,251              892          169,621
  Mortgage-backed securities ...................................          195,228              600            3,983          191,845
  Other asset-backed securities
  Marketable equity securities .................................            7,296                               310            6,986
                                                                         --------         --------         --------         --------
   Total available for sale ....................................          459,481            2,921            6,469          455,933
                                                                         --------         --------         --------         --------

Held to maturity at December 31, 2006
  State and municipal ..........................................            9,266              432              200            9,498
  Mortgage-backed securities ...................................               18                                                 18
                                                                         --------         --------         --------         --------
   Total held to maturity ......................................            9,284              432              200            9,516
                                                                         --------         --------         --------         --------
   Total investment securities .................................         $468,765         $  3,353         $  6,669         $465,449
                                                                         ========         ========         ========         ========

Available for sale at December 31, 2005
  U.S. Treasury ................................................         $  1,586                          $      1         $  1,585
  U.S. Government-sponsored agency securities ..................           83,026         $      1            1,836           81,191
  State and municipal ..........................................          167,095            2,159            1,131          168,123
  Mortgage-backed securities ...................................          168,019              139            5,656          162,502
  Other asset-backed securities ................................                1                                                  1
  Marketable equity securities .................................            9,660                               435            9,225
                                                                         --------         --------         --------         --------
   Total available for sale ....................................          429,387            2,299            9,059          422,627
                                                                         --------         --------         --------         --------

Held to maturity at December 31, 2005
  State and municipal ..........................................           11,609              283              412           11,480
  Mortgage-backed securities ...................................               30                                                 30
                                                                         --------         --------         --------         --------
   Total held to maturity ......................................           11,639              283              412           11,510
                                                                         --------         --------         --------         --------
   Total investment securities .................................         $441,026         $  2,582         $  9,471         $434,137
                                                                         ========         ========         ========         ========

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The historical cost of these investments totaled $306,650,000 and $337,959,000 at December 31, 2006 and 2005,
respectively. Total fair value of these investments was $299,984,000 and $328,488,000, which is approximately 64.5 and 75.7 percent of the Corporation's available-for-sale and held-to-maturity investment portfolio at December 31, 2006 and 2005, respectively. These declines primarily resulted from recent increases in market interest rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

                                                                        Less than 12            12 Months or               Total
                                                                           Months                  Longer
                                                             ----------------------------------------------------------------------
                                                                           GROSS                   GROSS                   GROSS
                                                               FAIR     UNREALIZED      FAIR     UNREALIZED     FAIR     UNREALIZED
                                                               VALUE      LOSSES        VALUE      LOSSES       VALUE       LOSSES
                                                             ----------------------------------------------------------------------
Temporarily impaired investment
  securities at December 31, 2006:
U.S. Government-sponsored agency securities .............    $  1,576    $     (3)    $ 71,702    $ (1,281)    $ 73,278    $ (1,284)
State and municipal .....................................       9,608         (35)      81,841      (1,057)      91,449      (1,092)
Mortgage-backed securities ..............................       7,459         (20)     126,555      (3,963)     134,014      (3,983)
Other asset-backed securities ...........................                                   28          (6)          28          (6)
Marketable equity securities ............................       1,215        (304)                                1,215        (304)
                                                             --------    --------     --------    --------     --------    --------
  Total temporarily impaired investment securities ......    $ 19,858    $   (362)    $280,126    $ (6,307)    $299,984    $ (6,669)
                                                             ========    ========     ========    ========     ========    ========

                                                                        Less than 12            12 Months or               Total
                                                                           Months                  Longer
                                                             ----------------------------------------------------------------------
                                                                           GROSS                   GROSS                   GROSS
                                                               FAIR     UNREALIZED      FAIR     UNREALIZED     FAIR     UNREALIZED
                                                               VALUE      LOSSES        VALUE      LOSSES       VALUE       LOSSES
                                                             ----------------------------------------------------------------------
Temporarily impaired investment
  securities at December 31, 2005:
U.S. Treasury ...........................................    $  1,487    $     (1)                             $  1,487    $     (1)
U.S. Government-sponsored agency securities .............      31,692        (581)    $ 45,466    $ (1,255)      77,158      (1,836)
State and municipal .....................................      90,905      (1,501)       2,124         (42)      93,029      (1,543)
Mortgage-backed securities ..............................      59,595      (1,511)      96,120      (4,141)     155,715      (5,652)
Marketable equity securities ............................          27          (8)       1,072        (431)       1,099        (439)
                                                             --------    --------     --------    --------     --------    --------
  Total temporarily impaired investment securities ......    $183,706    $ (3,602)    $144,782    $ (5,869)    $328,488    $ (9,471)
                                                             ========    ========     ========    ========     ========    ========

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         AVAILABLE FOR SALE                 HELD TO MATURITY
                                                                   AMORTIZED COST     FAIR VALUE      AMORTIZED COST     FAIR VALUE
===================================================================================================================================
Maturity distribution at December 31, 2006:
 Due in one year or less ...................................          $ 33,750          $ 33,452          $    125         $    125
 Due after one through five years ..........................           164,485           163,038               830              842
 Due after five through ten years ..........................            50,226            51,615               880              879
 Due after ten years .......................................             8,496             8,997             7,431            7,652
                                                                      --------          --------          --------         --------
                                                                       256,957           257,102             9,266            9,498

 Mortgage-backed securities ................................           195,228           191,845
 Other asset-backed securities .............................                                                    18               18
 Marketable equity securities ..............................             7,296             6,986
                                                                      --------          --------          --------         --------

  Totals ...................................................          $459,481          $455,933          $  9,284         $  9,516
                                                                      ========          ========          ========         ========

Securities with a carrying value of approximately $143,652,000 and $190,079,000 were pledged at December 31, 2006 and 2005 to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2006, 2005 and 2004 were $575,000, $4,718,000 and $32,336,000. Gross gains of $0, $28,000 and
$1,502,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

in 2006, 2005 and 2004, and gross losses of $4,000, $30,000 and $314,000 in
2006, 2005 and 2004 were realized on those sales.

NOTE 5

LOANS AND ALLOWANCE

                                                                                   2006            2005
==========================================================================================================
Loans at December 31:
 Commercial and industrial loans ........................................      $   537,305     $   461,102
 Agricultural production financing and other loans to farmers ...........          100,098          95,130
 Real estate loans:
    Construction ........................................................          169,491         174,783
    Commercial and farmland .............................................          861,429         734,865
    Residential .........................................................          749,921         751,217
 Individuals' loans for household and other personal expenditures .......          223,504         200,139
 Tax-exempt loans .......................................................           14,423           8,263
 Lease financing receivables, net of unearned income ....................            8,010           8,713
 Other loans ............................................................           28,420          23,215
                                                                               -----------     -----------
                                                                                 2,692,601       2,457,427
  Allowance for loan losses .............................................          (26,540)        (25,188)
                                                                               -----------     -----------
    Total loans .........................................................      $ 2,666,061     $ 2,432,239
                                                                               ===========     ===========

                                           2006            2005           2004
===============================================================================
Allowance for loan losses:
  Balance, January 1 ..............      $ 25,188       $ 22,548       $ 25,493
  Provision for losses ............         6,258          8,354          5,705

  Recoveries on loans .............         1,604          2,030          2,251
  Loans charged off ...............        (6,510)        (7,744)       (10,901)
                                         --------       --------       --------
  Balance, December 31 ............      $ 26,540       $ 25,188       $ 22,548
                                         ========       ========       ========

Information on nonaccruing, contractually past due 90 days or more other than nonaccruing and restructured loans is summarized below:

                                                  2006        2005        2004
===============================================================================

At December 31:
Non-accrual loans ..........................    $17,926     $10,030     $15,355

Loans contractually past due 90 days
 or more other than nonaccruing ............      2,870       3,965       1,907

Restructured loans .........................         84         310       2,019
                                                -------     -------     -------
   Total non-performing loans ..............    $20,880     $14,305     $19,281
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE continued

Information on impaired loans is summarized below:                          2006          2005         2004
============================================================================================================
As of, and for the year ending December 31:
  Impaired loans with an allowance ..................................     $17,291       $ 7,540      $ 7,728
  Impaired loans for which the discounted
    cash flows or collateral value exceeds the
    carrying value of the loan ......................................      43,029        44,840       41,683
                                                                          -------       -------      -------
       Total impaired loans .........................................     $60,320       $52,380      $49,411
                                                                          =======       =======      =======
  Total impaired loans as a percent
    of total loans ..................................................        2.24%         2.13%        2.03%

  Allowance for impaired loans (included in the
    Corporation's allowance for loan losses) ........................     $ 4,130       $ 2,824      $ 1,673
  Average balance of impaired loans .................................      66,139        44,790       59,568
  Interest income recognized on impaired loans ......................       5,143         3,511        3,457
  Cash basis interest included above ................................       1,364           650          796

NOTE 6

PREMISES AND EQUIPMENT

                                                          2006            2005
===============================================================================
Cost at December 31:
  Land ...........................................      $  7,767       $  8,653
  Buildings and leasehold improvements ...........        37,791         43,001
  Equipment ......................................        46,895         40,155
                                                        --------       --------
    Total cost ...................................        92,453         91,809
  Accumulated depreciation and amortization ......       (50,060)       (52,392)
                                                        --------       --------
    Net ..........................................      $ 42,393       $ 39,417
                                                        ========       ========

The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2006, 2005 and 2004 was $2,651,000, $2,391,000 and $2,151,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2006, expiring at various dates through the year 2016 are as follows for the years ending December 31:

=========================================================
2007 ..........................................    $1,983
2008 ..........................................     1,571
2009 ..........................................     1,255
2010 ..........................................     1,113
2011 ..........................................       936
After 2011 ....................................       752
                                                   ------
Total future minimum obligations ..............    $7,610
                                                   ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 7

GOODWILL

The changes in the carrying amount of goodwill at December 31 are noted below. No impairment loss was recorded in 2006 and 2005.

                                                           2006          2005
===============================================================================

Balance, January 1 .................................    $ 121,266     $ 120,615
Goodwill acquired ..................................        1,902           651
                                                        ---------     ---------
Balance, December 31 ...............................    $ 123,168     $ 121,266
                                                        =========     =========

NOTE 8

CORE DEPOSIT INTANGIBLES

The carrying basis and accumulated amortization of recognized core deposit intangibles at December 31 were:

                                                           2006          2005
===============================================================================

Gross carrying amount ..............................    $  32,025     $  31,073
Accumulated amortization ...........................      (16,555)      (13,506)
                                                        ---------     ---------
  Core deposit intangibles .........................    $  15,470     $  17,567
                                                        =========     =========

Amortization expense for the years ended December 31, 2006, 2005 and 2004, was $3,066,000, $3,102,000 and $3,375,000, respectively. Estimated amortization expense for each of the following five years is:

     2007 ................................   $ 3,159
     2008 ................................     3,146
     2009 ................................     3,143
     2010 ................................     3,035
     2011 ................................     2,069
     After 2011 ..........................       918
                                             -------
                                             $15,470
                                             =======

NOTE 9

DEPOSITS

                                                          2006           2005
================================================================================
Deposits at December 31:

  Demand deposits ..............................      $  883,294      $  690,923
  Savings deposits .............................         507,431         566,212
  Certificates and other time deposits
   of $100,000 or more .........................         431,068         276,679
  Other certificates and time deposits .........         928,745         848,762
                                                      ----------      ----------
    Total deposits .............................      $2,750,538      $2,382,576
                                                      ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

DEPOSITS continued

=======================================================
Certificates and other time deposits maturing in years ending December 31:

2007 ..................................     $1,031,864
2008 ..................................        186,070
2009 ..................................         70,251
2010 ..................................         34,084
2011 ..................................         27,497
After 2011 ............................         10,047
                                            ----------
                                            $1,359,813
                                            ==========

Time deposits obtained through brokers was $256,632,000 and $194,713,000 at December 31, 2006 and 2005, respectively.

NOTE 10

BORROWINGS

                                                            2006          2005
================================================================================
Borrowings at December 31:
  Federal funds purchased ..........................      $ 56,150      $ 50,000
  Securities sold under repurchase agreements ......        42,750       106,415
  Federal Home Loan Bank advances ..................       242,408       247,865
  Subordinated debentures, revolving credit
   lines and term loans ............................        99,456       103,956
                                                          --------      --------
    Total borrowings ...............................      $440,764      $508,236
                                                          ========      ========

Securities sold under repurchase agreements consist of obligations of the Banks to other parties. The obligations are secured by U.S. Treasury, U.S. Government-sponsored agency security obligations and corporate asset-backed securities. The maximum amount of outstanding agreements at any month-end during 2006 and 2005 totaled $98,765,000 and $106,415,000, and the average of such agreements totaled $73,818,000 and $77,897,000 during 2006 and 2005.

Maturities of securities sold under repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans as of December 31, 2006, are as follows:

                                                                                     SUBORDINATED DEBENTURES
                                        SECURITIES SOLD UNDER    FEDERAL HOME LOAN   REVOLVING CREDIT LINES
                                        REPURCHASE AGREEMENTS      BANK ADVANCES         AND TERM LOANS
------------------------------------------------------------------------------------------------------------

                                                AMOUNT                 AMOUNT                AMOUNT
============================================================================================================
Maturities in years ending December 31:

   2007 .........................              $ 42,750               $ 59,495              $ 10,500
   2008 .........................                                       32,121
   2009 .........................                                       23,365
   2010 .........................                                       35,132
   2011 .........................                                       18,953
   After 2011 ...................                                       73,342                88,956
                                               --------               --------              --------
       Total ....................              $ 42,750               $242,408              $ 99,456
                                               ========               ========              ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

BORROWINGS continued

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans and all otherwise unpledged investment securities in an amount equal to at least 145 percent of these advances. Advances, with interest rates from 2.80 to 6.84 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2006, was $93,607,000.

Subordinated Debentures, Revolving Credit Lines and Term Loans. Three borrowings were outstanding on December 31, 2006, for $99,456,000.

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

      o LaSalle Bank, N.A. A Loan and Subordinated Debenture Loan Agreement ("LaSalle Agreement") was entered into with LaSalle Bank, N.A. on March 25, 2003 and later amended as of March 7, 2006. The LaSalle Agreement includes three credit facilities:

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

                  o The Revolving Loan had a balance of $10,500,000 at December 31, 2006. Interest is payable quarterly based on LIBOR plus 1 percent. Principal and interest are due on or before March 6,2007. The total principal amount outstanding at any one time may not exceed $20,000,000. The Revolving Loan is secured by 100 percent of the common stock of First Merchants. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

BORROWINGS continued

                        asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

                  o The Subordinated Debenture of $25,000,000 matures on March 7, 2012. Interest is calculated at a floating rate equal to, at the Corporation's option, either the lender's prime rate or LIBOR plus 1.50 percent. The Subordinated Debenture is treated as Tier 2 Capital for regulatory capital purposes.

NOTE 11

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $98,538,000, $107,730,000 and $113,344,000 at December 31, 2006, 2005 and 2004. The amount of capitalized servicing assets is considered immaterial.

NOTE 12

INCOME TAX

                                                                                       2006          2005          2004
=========================================================================================================================
Income tax expense for the year ended December 31:
 Currently payable:
   Federal ................................................................          $ 13,192      $ 14,814      $ 11,934
   State ..................................................................             1,415         2,231         1,772
 Deferred:
   Federal ................................................................            (1,785)       (3,248)         (615)
   State ..................................................................              (627)         (501)           94
                                                                                     --------      --------      --------
    Total income tax expense ..............................................          $ 12,195      $ 13,296      $ 13,185
                                                                                     ========      ========      ========

Reconciliation of federal statutory to actual tax expense:
   Federal statutory income tax at 34% ....................................          $ 14,413      $ 14,802      $ 14,483
   Tax-exempt interest ....................................................            (2,151)       (2,141)       (2,098)
   Graduated tax rates ....................................................               338           345           335
   Effect of state income taxes ...........................................               482         1,132         1,178
   Earnings on life insurance .............................................              (577)         (439)         (472)
   Tax credits ............................................................              (391)         (395)         (274)
   Other ..................................................................                81            (8)           33
                                                                                     --------      --------      --------
    Actual tax expense ....................................................          $ 12,195      $ 13,296      $ 13,185
                                                                                     ========      ========      ========

Tax expense (benefit) applicable to security gains and losses for the years ended December 31, 2006, 2005 and 2004, was $(2,000), $(1,000) and $475,000,
respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 12

INCOME TAX continued

A cumulative net deferred tax asset is included in the consolidated balance sheets. The components of the net asset are as follows:

                                                                            2006          2005
================================================================================================
Deferred tax asset at December 31:
Assets:
  Differences in accounting for loan losses ....................          $10,641        $10,609
  Deferred compensation ........................................            3,078          2,768
  Difference in accounting for pensions
   and other employee benefits .................................            5,442          2,707
  State income tax .............................................              187            311
  Net unrealized loss on securities available for sale .........            1,241          2,365
  Other ........................................................              399            255
                                                                          -------        -------
    Total assets ...............................................           20,988         19,015
                                                                          -------        -------
Liabilities:
  Differences in depreciation methods ..........................            3,114          3,450
  Differences in accounting for loans and securities ...........            4,974          6,505
  Differences in accounting for loan fees ......................              534            613
  Other ........................................................            2,381          2,575
                                                                          -------        -------
    Total liabilities ..........................................           11,003         13,143
                                                                          -------        -------
    Net deferred tax asset .....................................          $ 9,985        $ 5,872
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

Financial instruments whose contract amount represents credit risk as of December 31, were as follows:

                                 2006          2005
                              --------      --------
Commitments
to extend credit              $681,462      $574,384

Standby letters
of credit                       23,286        30,410

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

NOTE 14

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2006, Frances Slocum had no retained net profits available for 2007 dividends to the Corporation. The amount at December 31, 2006, available for 2007 dividends from First Merchants, Madison, United Communities, First National, Decatur, Lafayette, Commerce National and FMTC to the Corporation totaled $3,512,000, $6,005,000, $3,895,000, $363,000, $432,000, $1,755,000,
$7,804,000 and $463,000, respectively.

Total stockholders' equity for all subsidiaries at December 31, 2006, was $436,205,000, of which $402,056,000 was restricted from dividend distribution to the Corporation.

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

At December 31, 2006, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Corporation and Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. There have been no conditions or events since that notification that management believes have changed this categorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 15

REGULATORY CAPITAL continued

Actual and required capital amounts and ratios are listed below.

                                                                  2006                                     2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                         REQUIRED FOR                              REQUIRED FOR
                                                        ACTUAL       ADEQUATE CAPITAL (1)         ACTUAL       ADEQUATE CAPITAL (1)
                                                   AMOUNT    RATIO      AMOUNT   RATIO       AMOUNT    RATIO      AMOUNT    RATIO
====================================================================================================================================
December 31
Total Capital (1)(2)(to risk-weighted assets)
  Consolidated ..........................        $299,353    11.09%   $215,906    8.00%    $285,823    11.72%   $195,449     8.00%
  First Merchants .......................          77,072    10.46      58,965    8.00       69,691    11.93      46,747     8.00
  First United ..........................                                                     7,988    11.09       5,761     8.00
  Madison ...............................          28,541    11.06      20,637    8.00       27,386    11.82      18,542     8.00
  United Communities ....................          27,723    11.21      19,790    8.00       26,057    11.66      17,872     8.00
  First National ........................          10,881    11.13       7,820    8.00       10,243    11.29       7,260     8.00
  Decatur ...............................          12,200    11.06       8,828    8.00       11,597    11.75       7,895     8.00
  Frances Slocum ........................          20,016    11.87      13,488    8.00       18,907    13.52      11,188     8.00
  Lafayette .............................          79,106    11.60      54,539    8.00       74,089    11.49      51,568     8.00
  Commerce National .....................          46,997    11.28      33,320    8.00       42,025    11.11      30,539     8.00

Tier I Capital (1)(2)(to risk-weighted assets)
  Consolidated ..........................        $247,813     9.18%   $107,953    4.00%    $235,635     9.66%   $ 97,725     4.00%
  First Merchants .......................          69,957     9.45      29,482    4.00       63,550    10.88      23,374     4.00
  First United ..........................                                                     7,237    10.05       2,880     4.00
  Madison ...............................          26,036    10.09      10,318    4.00       25,115    10.84       9,271     4.00
  United Communities ....................          25,201    10.19       9,895    4.00       23,711    10.61       8,936     4.00
  First National ........................          10,126    10.36       3,910    4.00        9,489    10.46       3,630     4.00
  Decatur ...............................          11,261    10.20       4,414    4.00       10,808    10.95       3,948     4.00
  Frances Slocum ........................          17,918    10.63       6,744    4.00       17,152    12.27       5,594     4.00
  Lafayette .............................          72,646    10.66      27,269    4.00       67,795    10.52      25,784     4.00
  Commerce National .....................          43,149    10.36      16,660    4.00       32,350     8.55      15,270     4.00

Tier I Capital (1)(2)(to average assets)
  Consolidated ..........................        $247,813     7.37%   $134,443    4.00%    $235,635     7.70%   $122,396     4.00%
  First Merchants .......................          69,657     7.33      38,005    4.00       63,550     8.28      30,701     4.00
  First United ..........................                                                     7,237     7.83       3,696     4.00
  Madison ...............................          26,036     8.63      12,068    4.00       25,115     9.38      10,716     4.00
  United Communities ....................          25,201     7.91      12,747    4.00       23,711     7.93      11,953     4.00
  First National ........................          10,126     8.04       5,040    4.00        9,489     8.20       4,630     4.00
  Decatur ...............................          11,261     7.31       6,162    4.00       10,808     8.47       5,104     4.00
  Frances Slocum ........................          17,918     9.08       7,895    4.00       17,152     9.96       6,886     4.00
  Lafayette .............................          72,646     7.99      36,385    4.00       67,795     7.86      34,484     4.00
  Commerce National .....................          43,149     8.99      19,203    4.00       32,350     7.41      17,641     4.00

(1)   As defined by regulatory agencies

(2) Effective January 1, 2006, First United Bank, N.A. ("FUB") was merged into First Merchants Bank, N.A.

NOTE 16

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1994 Stock Option Plan and The 1999 Long-term Equity Incentive Plan. The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years. The RSAs only vest if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

SHARE-BASED COMPENSATION continued

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

SFAS 123(R) required the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the un-amortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but un-issued share pool. Share-based compensation for the year ended December 31, 2006 totaled $833,000, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Prior to 2006, the Corporation accounted for share-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation expense be recognized for the Corporation's stock and ESPP options; however, under APB 25, the Corporation was required to record compensation expense over the vesting period for the value of RSAs granted, if any.

The Corporation provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its share-based compensation. The Corporation's net income and net income per share for the period ended December 31, 2005 and 2004 would have been reduced if compensation expense related to stock and ESPP options had been recorded in the financial statements, based on fair value at the grant dates.

The estimated fair value of the stock options granted during 2006, 2005 and 2004 was calculated using a Black Scholes options pricing model. The following summarizes the assumptions used in the Black Scholes model:

2006 Assumptions:

                                                         2006          2005          2004
                                                         ----          ----          ----
   Risk-free interest rate                              4.59%         4.05%         4.57%
   Expected price volatility                           29.84%        30.20%        30.89%
   Dividend yield                                       3.54%         3.56%         3.64%
   Forfeiture rate                                      4.00%         4.00%         4.00%
   Weighted-average expected life, until exercise       5.75 years    8.50 years    8.50 years

The Black Scholes model incorporates assumptions to value share-based awards. The risk-free rate of interest, for periods equal to the expected life of the option, is based on a zero-coupon U.S. government instrument over a similar contractual term of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

SHARE-BASED COMPENSATION continued

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4 percent for the year ended December 31, 2006, based on historical experience. In the Corporation's pro forma disclosures required under SFAS 123(R) for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.

As a result of adopting SFAS 123(R), net income of the Corporation for the year ended December 31, 2006 was $656,000 lower (net of $177,000 in tax benefits), than if it had continued to account for share-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $.04 per share.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

Components of the share-based compensation:

                                                                   Year Ended
                                                               December 31, 2006
                                                               -----------------
   Stock and ESPP Options:
    Pre-tax compensation expense ............................      $      449
    Income tax benefit ......................................             (42)
                                                                   ----------
   Stock and ESPP options expense, net of income ............      $      407
                                                                   ==========

   Restricted Stock Awards:
    Pre-tax compensation expense ............................      $      384
    Income tax benefit ......................................            (135)
                                                                   ----------
   Restricted stock awards expense, net of tax ..............      $      249
                                                                   ==========

   Total share-based compensation:
    Pre-tax compensation expense ............................      $      833
    Income tax benefit ......................................            (177)
                                                                   ----------
   Total share-based compenstion expense, net of tax ........      $      656
                                                                   ==========

As of December 31, 2006, unrecognized compensation expense related to stock options, RSAs and ESPP options totaling $227,000, $908,000 and $99,000, respectively, is expected to be recognized over weighted-average periods of 1.08, 2.10 and .5 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

SHARE-BASED COMPENSATION continued

Stock option activity under the Corporation's stock option plans as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

                                                                                                           Weighted-
                                                                                                            Average
                                                                                            Weighted-      Remaining
                                                                              Number         Average      Contractual     Aggregate
                                                                                 of         Exercise          Term        Intrinsic
                                                                               Shares         Price        (in Years)       Value
                                                                             ---------     ----------     -----------    ----------
   Outstanding at January 1, 2006 ......................................     1,104,787     $    23.28
   Granted .............................................................        72,256          25.03
   Exercised ...........................................................       (89,938)         17.62
   Cancelled ...........................................................       (19,858)         23.99
                                                                            ----------
   Outstanding at December 31, 2006 ....................................     1,067,247     $    23.87          5.87      $3,539,295
                                                                            ==========
   Vested and Expected to Vest at December 31, 2006. ...................     1,064,100     $    23.87          0.07      $3,533,113
   Exercisable at December 31, 2006 ....................................       984,991     $    23.77          5.60      $3,370,588

The weighted-average grant date fair value was $6.22, $6.93 and $6.98 for stock options granted during the year ended December 31, 2006, 2005 and 2004, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on the last trading day of 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 were $665,000, $903,000 and $964,000, respectively. Exercise of options during these same periods resulted in cash receipts of $1,228,000, $1,347,000 and $863,000, respectively. The Corporation recognized a tax benefit of approximately $177,000 for the year ended December 31, 2006, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock awards outstanding as of December 31, 2006:

                                                      Number of    Grant-Date
                                                       Shares      Fair Value
                                                     ----------    ----------
   Unvested RSAs at January 1, 2006 ..........           2,000        26.44
   Granted ...................................          55,900        25.13
   Forfeited .................................           2,700        25.14
   Vested ....................................             200        25.14
                                                       -------
   Unvested RSAs at December 31, 2006 ........          55,000        27.83
                                                       =======

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2006 offering period and approximates $198,000. The ESPP options vested during the twelve-month period ending June 30, 2007. At December 31, 2006, total unrecognized compensation expense related to unvested ESPP options was $99,000, which is expected to be recognized over a six month period ending June 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation's defined-benefit pension plans cover substantially all of the Corporation's employees. On December 31, 2006 the Corporation adopted the recognition provision of SFAS No. 158 Employers' Accounting for Defined Benefit, Pension and other Post-Retirement Plans. The benefits are based primarily on years of service and employees' pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

The table below sets forth the plans' funded status and amounts recognized in the consolidated balance sheet at December 31, using measurement dates of September 30, 2006 and 2005.

                                                                                     December 31
                                                                                  2006           2005
=======================================================================================================
Change in benefit obligation
   Benefit obligation at beginning of year .........................            $ 50,776       $ 50,358
   Service cost ....................................................                 524            578
   Interest cost ...................................................               2,733          2,633
   Actuarial gain (loss) ...........................................               1,575           (677)
   Benefits paid ...................................................              (2,382)        (2,116)
                                                                                --------       --------
   Benefit obligation at end of year ...............................              53,226         50,776
                                                                                --------       --------
Change in plan assets
   Fair value of plan assets at beginning of year ..................              39,913         39,027
   Actual return on plan assets ....................................               3,243          2,978
   Employer contributions ..........................................                 817             24
   Benefits paid ...................................................              (2,382)        (2,116)
                                                                                --------       --------
   End of year .....................................................              41,591         39,913
                                                                                --------       --------
Funded status at end of year .......................................            $ 11,635       $ 10,863
                                                                                ========       ========
Assets and Liabilities recognized in the Balance Sheets:
   Deferred tax assets .............................................            $  4,654       $  3,317
   Liabilities .....................................................            $(11,635)      $ (8,732)

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

   Net loss (gain) .................................................            $  6,701       $  6,017
   Prior service cost (credit) .....................................                  34             36
                                                                                --------       --------
                                                                                $  6,735       $  6,053
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

The accumulated benefit obligation for all defined benefit plans was $51,732,000 and $48,646,000 at December 31, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                                                   December 31
                                                                                2006          2005
====================================================================================================
   Projected benefit obligation ..................................            $ 53,226      $ 50,776
                                                                              ========      ========
   Accumulated benefit obligation ................................            $ 51,732      $ 48,646
                                                                              ========      ========
   Fair value of plan assets .....................................            $ 41,591      $ 39,913
                                                                              ========      ========

Components of net periodic pension cost:

                                                                                   December 31
                                                                                2006          2005
====================================================================================================
   Service cost ..................................................            $    524      $    578
   Interest cost .................................................               2,733         2,632
   Expected return on plan assets ................................              (2,913)       (3,074)
   Amortization of prior service costs ...........................                   5             5
   Amortization of net (gain) loss ...............................                 347            94
   Curtailment loss ..............................................                             1,630
                                                                              --------      --------
   Net periodic pension cost .....................................            $    696      $  1,865
                                                                              ========      ========

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $416,000 and $5,000, respectively.

Significant assumptions include:

                                                                                     December 31
                                                                                  2006          2005
=====================================================================================================
Weighted-agerage assumptions used to determine benefit obligation:

   Discount rate .................................................                5.50%         5.50%
   Rate of compensation increase .................................                3.50%         4.00%

Weighted-average assumptions used to determine benefit cost:

   Discount rate .................................................                5.50%         5.50%
   Expected return on plan assets ................................                7.50%         7.50%
   Rate of compensation increase .................................                4.00%         4.00%

At September 30, 2006 and 2005, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans' investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans' are invested in accordance with the plans' Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

actions taken, as deemed necessary. The Investment Policy Statement generally allows investments in cash and cash equivalents, real estate, fixed income debt securities and equity securities, and specifically prohibits investments in derivatives, options, futures, private placements, short selling, non-marketable securities and purchases of non-investment grade bonds.

At December 31, 2006, the maturities of the plans' debt securities ranged from 1 day to 10.4 years, with a weighted average maturity of 3.0 years. At December 31, 2005, the maturities of the plans' debt securities ranged from 135 days to
12.4 years, with a weighted average maturity of 3.1 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2006. The Corporation plans to contribute $117,000 to the plans in 2007.

2007 ................................    $  2,275
2008 ................................       2,342
2009 ................................       2,467
2010 ................................       2,647
2011 ................................       2,796
2012 and after .......................     16,458

Plan assets are re-balanced quarterly. At December 31, 2006 and 2006, plan assets by category are as follows:

                                                             December 31
                                                          2006         2005
=============================================================================
   Equity securities ..............................          66%          66%
   Debt securities ................................          32%          31%
   Other ..........................................           2%           3%
                                                         ------       ------
                                                            100%         100%
                                                         ======       ======

The following table reflects the adjustments recorded in accordance with the adoption of the recognition and disclosure requirement of SFAS No. 158:

                                                             Before                                After
                                                        Application of                        Application of
                                                         Statement 158    Adjustments          Statement 158
============================================================================================================
   Other assets ...............................                22,281         1,377                 23,658
   Total assets ...............................             3,553,493         1,377              3,554,870
   Other liabilities ..........................                23,486         3,431                 26,917
   Total liabilities ..........................             3,224,114         3,431              3,227,545
   Accumulated other comprehensive loss .......                (7,341)       (2,064)                (9,405)
   Total stockholders' equity .................               329,389        (2,064)               327,325

The First Merchants Corporation Retirement and Income Savings Plan (the "Savings Plan"), a Section 401(k) qualified defined contribution plan, was amended on March 1, 2005 to provide enhanced retirement benefits, including employer and matching contributions, for eligible employees of the Corporation and its subsidiaries. The Corporation matches employees' contributions primarily at the rate of 50 percent for the first 6 percent of base salary contributed by participants. Beginning in 2005, employees who have completed 1,000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. The amount of a participant's retirement contribution varies from 2 to 7 percent of salary based upon years of service. Full vesting occurs after 5 years of service. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

Corporations' expense for the Savings Plan was $2,026,000 for 2006, $2,052,000 for 2005 and $660,000 for 2004.

The Corporation maintains supplemental executive retirement and other nonqualified retirement plans for the benefit of certain directors and officers. Under the plans, the Corporation agrees to pay retirement benefits that are actuarially determined based upon plan participants' compensation amounts and years of service. Accrued benefits payable totaled $3,525,000 and $3,307,000 at December 31, 2006 and 2005. Benefit plan expense was $535,000, $571,000 and $615,000 for 2006, 2005 and 2004.

The Corporation maintains post-retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation's health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable. The accrued benefits payable under the plans totaled $1,089,000 and $1,084,000 at December 31, 2006 and 2005. Post-retirement plan expense totaled $127,000, $120,000 and $202,000 for the years ending December 31, 2006, 2005 and 2004.

NOTE 18

NET INCOME PER SHARE

====================================================================================================================================
Year Ended December 31,                              2006                            2005                         2004
------------------------------------------------------------------------------------------------------------------------------------
                                          WEIGHTED-AVERAGE  PER SHARE     WEIGHTED-AVERAGE  PER SHARE  WEIGHTED-AVERAGE    PER SHARE
                                         INCOME     SHARES    AMOUNT    INCOME      SHARES    AMOUNT   INCOME     SHARES     AMOUNT
====================================================================================================================================
Basic net income per share:
 Net income available to
  common stockholders ...............    $30,198  18,383,074  $1.64    $30,239    18,484,832   $1.64   $29,411   18,540,451   $1.59
                                                              =====                            =====                          =====
Effect of dilutive stock options ....                 83,679                         110,863                        126,826
                                         -------  ----------           -------    ----------           -------   ----------
Diluted net income per share:
 Net income available to
  common stockholders
  and assumed conversions ...........    $30,198  18,466,753  $1.64    $30,239    18,595,695   $1.63   $29,411   18,667,277   $1.58
                                         =======  ==========  =====    =======    ==========   =====  =======   ==========   =====

Options to purchase 590,736, 214,840 and 320,661 shares of common stock with weighted average exercise prices of $26.21, $26.81 and $24.66 at December 31, 2006, 2005 and 2004 were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS The fair value of cash and cash equivalents approximates carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                                2006                                2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                     CARRYING           FAIR             CARRYING           FAIR
                                                                      AMOUNT            VALUE             AMOUNT            VALUE
====================================================================================================================================
Assets at December 31:
  Cash and cash equivalents ................................        $   89,957        $   89,957        $   70,417        $   70,417
  Interest-bearing time deposits ...........................            11,284            11,284             8,748             8,748
  Investment securities available for sale .................           455,933           455,933           422,627           422,627
  Investment securities held to maturity ...................             9,284             9,516            11,639            11,510
  Mortgage loans held for sale .............................             5,413             5,413             4,910             4,910
  Loans ....................................................         2,666,061         2,649,916         2,432,239         2,511,784
  FRB and FHLB stock .......................................            23,691            23,691            23,200            23,200
  Interest receivable ......................................            24,345            24,345            19,690            19,690

Liabilities at December 31:
  Deposits .................................................         2,750,538         2,661,866         2,382,576         2,250,494
  Borrowings:
    Federal funds purchased ................................            56,150            56,150            50,000            50,000
    Securities sold under repurchase agreements ............            42,750            42,750           106,415           106,415
    FHLB advances ..........................................           242,408           242,954           247,865           248,303
    Subordinated debentures, revolving credit
     lines and term loans ..................................            99,456           112,966           103,956           115,822
  Interest payable .........................................             9,326             9,326             5,874             5,874

NOTE 20

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEETS

                                                                December 31,
                                                            2006          2005
================================================================================
Assets
  Cash .............................................      $  6,122      $  2,749
  Investment securities available for sale .........                       3,500
  Investment in subsidiaries .......................       417,287       404,974
  Goodwill .........................................           448           448
  Other assets .....................................        15,425        12,259
                                                          --------      --------
   Total assets ....................................      $439,282      $423,930
                                                          ========      ========
Liabilities
  Borrowings .......................................      $ 99,456      $103,956
  Other liabilities ................................        12,501         6,578
                                                          --------      --------
   Total liabilities ...............................       111,957       110,534

Stockholders' equity ...............................       327,325       313,396
                                                          --------      --------
   Total liabilities and stockholders' equity ......      $439,282      $423,930
                                                          ========      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

CONDENSED FINANCIAL INFORMATION (parent company only) continued

CONDENSED STATEMENTS OF INCOME

                                                                                                    December 31,
                                                                                        2006             2005            2004
===============================================================================================================================
Income
 Dividends from subsidiaries ....................................................     $33,919          $30,930          $28,983
 Administrative services fees from subsidiaries .................................      15,104           13,823           13,767
 Other income ...................................................................         240              644              375
                                                                                      -------          -------          -------
   Total income .................................................................      49,263           45,397           43,125
                                                                                      -------          -------          -------
Expenses
 Amortization of core deposit intangibles
  and fair value adjustments ....................................................          11               11               11
 Interest expense ...............................................................       8,124            7,432            6,785
 Salaries and employee benefits .................................................      13,934           12,500           11,240
 Net occupancy expenses .........................................................       1,232            1,294            1,481
 Equipment expenses .............................................................       4,210            3,418            2,918
 Telephone expenses .............................................................       1,108            1,181            1,383
 Postage and courier expense ....................................................       1,658            1,528            1,467
 Other expenses .................................................................       2,548            2,394            1,761
                                                                                      -------          -------          -------
   Total expenses ...............................................................      32,825           29,758           27,046
                                                                                      -------          -------          -------
Income before income tax benefit and equity in
undistributed income of subsidiaries ............................................      16,438           15,639           16,079
   Income tax benefit ...........................................................       6,771            5,404            4,557
                                                                                      -------          -------          -------
Income before equity in undistributed income of subsidiaries ....................      23,209           21,043           20,636

  Equity in undistributed (distributions in excess of)
  income of subsidiaries ........................................................       6,989            9,196            8,775
                                                                                      -------          -------          -------
Net Income ......................................................................     $30,198          $30,239          $29,411
                                                                                      =======          =======          =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
=======================================================================================================================

                                                                            2006               2005                2004
========================================================================================================================
Operating activities:
  Net income .....................................................        $ 30,198           $ 30,239           $ 29,411
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization ..................................................              11                 11                 11
   Share-based compensation ......................................              41
   Distributions in excess of (equity in undistributed)
    income of subsidiaries .......................................          (6,989)            (9,196)            (8,775)
   Net change in:
    Other assets .................................................          (3,166)            (2,220)              (535)
    Other liabilities ............................................           5,923              1,680                461
                                                                          --------           --------           --------
      Net cash provided by operating activities ..................          26,018             20,514             20,573
                                                                          --------           --------           --------
Investing activities - Investment in subsidiaries ................             840             (2,884)            (2,289)
                                                                          --------           --------           --------
      Net cash provided (used) by investing activities ...........             840             (2,884)            (2,289)
                                                                          --------           --------           --------
Financing activities:
  Cash dividends .................................................         (16,951)           (16,981)           (17,048)
  Borrowings .....................................................           3,750              9,833              7,251
  Repayment of borrowings ........................................          (8,250)            (3,083)            (9,594)
  Stock issued under employee benefit plans ......................             857                914                903
  Stock issued under dividend reinvestment
   and stock purchase plan .......................................           1,190                933              1,278
  Stock options exercised ........................................           1,228              2,174              1,404
  Stock redeemed .................................................          (5,690)            (9,658)            (4,726)
  Other ..........................................................             381
                                                                          --------           --------           --------
      Net cash used by financing activities ......................         (23,485)           (15,868)           (20,532)
                                                                          --------           --------           --------
Net change in cash ...............................................           3,373              1,762             (2,248)
Cash, beginning of year ..........................................           2,749                987              3,235
                                                                          --------           --------           --------
Cash, end of year ................................................        $  6,122           $  2,749           $    987
                                                                          ========           ========           ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2006 and 2005:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    AVERAGE SHARES OUTSTANDING  NET INCOME PER SHARE
  QUARTER            INTEREST    INTEREST  NET INTEREST  PROVISION FOR     NET      --------------------------  --------------------
   ENDED              INCOME      EXPENSE     INCOME      LOAN LOSSES     INCOME        BASIC        DILUTED       BASIC   DILUTED
2006:
March ...........   $   48,062  $   20,473  $   27,589    $    1,726    $    7,509   18,425,047    18,532,136      $ .41    $ .41
June ............       51,047      23,281      27,766         1,729         7,291   18,385,298    18,463,278        .39      .39
September .......       54,325      26,701      27,624         1,558         7,739   18,317,558    18,380,631        .42      .42
December ........       55,172      28,056      27,116         1,245         7,659   18,405,330    18,497,507        .42      .42
                    ----------  ----------  ----------    ----------    ----------                                 -----    -----
                    $  208,606  $   98,511  $  110,095    $    6,258    $   30,198   18,383,074    18,466,753      $1.64    $1.64
                    ==========  ==========  ==========    ==========    ==========                                 =====    =====

2005:
March ...........   $   41,315  $   14,373  $   26,942    $    2,667    $    6,567   18,559,664    18,696,526      $ .35    $ .35
June ............       43,513      15,592      27,921         1,948         7,921   18,435,677    18,536,137        .43      .43
September .......       45,567      17,427      28,140         1,794         8,220   18,478,154    18,590,034        .45      .44
December ........       46,814      18,688      28,126         1,945         7,531   18,458,990    18,557,622        .41      .41
                    ----------  ----------  ----------    ----------    ----------                                 -----    -----
                    $  177,209  $   66,080  $  111,129    $    8,354    $   30,239   18,484,832    18,595,695      $1.64    $1.63
                    ==========  ==========  ==========    ==========    ==========                                 =====    =====

NOTE 22

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction.

The Corporation's objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Corporation primarily uses interest rate floors as part of its cash flow hedging strategy. Interest rate floors designated as cash flow hedges protect the Corporation against movements in interest rates below the instruments' strike rates, over the life of the agreements without exchange of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 22

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES continued

the underlying principal amount. During 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets.

As of December 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At December 31, 2006, derivatives with a fair value of $428,000 were included in other assets. The notional amount is $250 million and strike rates range from 6 percent to 7 percent with a termination date of August 1, 2009. The change in net unrealized losses of $125,000 in 2006 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders' equity and comprehensive income. No hedge ineffectiveness on cash flow hedges was recognized during 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Corporation's variable-rate assets. The change in net unrealized losses on cash flow hedges reflects a reclassification of $38 of net unrealized losses from accumulated other comprehensive income to interest income during 2006. During 2007, the Corporation estimates that an additional $50,000 will be reclassified.

NOTE 23

ACCOUNTING MATTERS

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for the Corporation beginning January 1, 2007. We have evaluated the requirements of SFAS No. 156 and determined that it will not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 23

ACCOUNTING MATTERS continued

expect that the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for the Corporation beginning January 1, 2007. We have evaluated the requirements of Interpretation No. 48 and determined that it will not have a material effect on our financial condition or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for the Corporation beginning January 1, 2007. We have evaluated the requirements of SAB No. 108 and determined that it will not have a material effect on our financial condition or results of operations.

In September 2006, the Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. We do not expect the adoption of EITF 06-4 to have a material effect on our consolidated financial statements.

ANNUAL MEETING, STOCK PRICE AND DIVIDEND INFORMATION

The 2007 Annual Meeting of Stockholders
of First Merchants Corporation
will be held...

Tuesday, April 24, 2007 at 3:30 p.m.

Horizon Convention Center
401 South High Street
Muncie, Indiana

STOCK INFORMATION

                                                    PRICE PER SHARE
      QUARTER                                HIGH                      LOW             DIVIDENDS DECLARED(1)
============================================================================================================
                                      2006         2005         2006         2005       2006            2005
                                     --------------------      -------------------     ---------------------
First Quarter ................       $29.42       $28.57       $24.37       $25.09     $  .23         $  .23
Second Quarter ...............        26.50        26.06        22.20        23.05        .23            .23
Third Quarter ................        25.00        27.30        22.51        24.75        .23            .23
Fourth Quarter ...............        27.99        26.89        22.81        23.98        .23            .23

(1) The Liquidity section of Management's Discussion & Analysis of Financial Condition and Results of Operations and Note 14 to Consolidated Financial Statements include discussions regarding dividend restrictions from the bank subsidiaries to the Corporation.

The table above lists per share prices and dividend payments during 2006 and 2005. Prices are as reported by the National Association of Securities Dealers Automated Quotation - National Market System.

Numbers rounded to nearest cent when applicable.

COMMON STOCK LISTING

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ National Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on January 31, 2007, the number of shares outstanding was 18,442,765. There were 5,916 stockholders of record on that date.

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

Merchants Trust Company, National Association...............U.S.

CNBC Statutory Trust I...............................Connecticut

                                   EXHIBIT-23
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the registration statement on Form S-8 (File Nos. 033-54065, 333-116074, 333-50484, 333-80119 and 333-80117)
of First Merchants Corporation (the "Corporation") of our reports dated February 6, 2007 on the consolidated financial statements of the Corporation as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and on our audit of internal control over financial reporting of the Corporation as of December 31, 2006, which reports are included in this Annual Report on Form 10-K.


/s/ BKD, LLP

Indianapolis, Indiana
March 14, 2007

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

Dated: January 23, 2007

/s/ Michael L. Cox                          /s/ Richard A. Boehning
--------------------------------------      ------------------------------------
    Michael L. Cox  President and               Richard A. Boehning     Director
                    Chief Executive
                    Officer (Principal
                    Executive Officer)

/s/ Mark K. Hardwick                        /s/ Thomas B. Clark
--------------------------------------     ------------------------------------
    Mark K. Hardwick Executive Vice             Thomas B. Clark         Director
                     President and Chief
                     Financial Officer
                     (Principal Financial
                     and Accounting
                     Officer)
                                            /s/ Michael L. Cox
                                            ------------------------------------
                                                Michael L. Cox          Director

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

                                            /s/ Thomas D. McAuliffe
                                            ------------------------------------
                                                Thomas D. McAuliffe     Director

                                            /s/ Michael C. Rechin
                                            ------------------------------------
                                                Michael C. Rechin       Director

                                            /s/ Charles E. Schalliol
                                            ------------------------------------
                                                Charles E. Schalliol    Director

                                            /s/ Robert M. Smitson
                                            ------------------------------------
                                                Robert M. Smitson       Director


                                            ------------------------------------
                                                Terry L. Walker         Director

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

Date:  March 16, 2007              /s/Michael L. Cox
                                   ----------------------------------------
                                      Michael L. Cox
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

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

Date:  March 16, 2007              /s/Mark K. Hardwick
                                   ----------------------------------------
                                      Mark K. Hardwick
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Principal Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael L. Cox, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 16, 2007               by /s/ Michael L. Cox
      -------------------------       -------------------------------------
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



In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 16, 2007               by /s/ Mark K. Hardwick
      -------------------------       -------------------------------------
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

                                  EXHIBIT-99.1
             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT
          FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN

EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING
              FIRM'S REPORT FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

The annual financial statements and independent registered public accounting firm's report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending December 31, 2006, will be filed as an amendment to the 2006 Annual Report on Form 10-K.