Form 10-Q
period 2007-03-31
FIRST MERCHANTS CORP
filed 2007-05-10
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

As of April 20, 2007, there were 18,315,803 outstanding common shares, without par value, of the registrant.

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

 Signatures...................................................................30

 Index to Exhibits............................................................31

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                      March 31,   December 31,
                                                                        2007          2006
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    43,629    $    89,957
  Interest-bearing deposits......................................         6,785         11,284
  Investment securities available for sale ......................       467,305        455,933
  Investment securities held to maturity ........................         8,894          9,284
  Mortgage loans held for sale...................................         2,732          5,413
  Loans, net of allowance for loan losses of $26,819 and $26,540.     2,704,321      2,666,061
  Premises and equipment ........................................        43,262         42,393
  Federal Reserve and Federal Home Loan Bank stock...............        23,691         23,691
  Interest receivable ...........................................        21,941         24,345
  Core deposit intangibles ......................................        14,679         15,470
  Goodwill ......................................................       123,168        123,168
  Cash surrender value of life insurance.........................        68,360         64,213
  Other assets ..................................................        26,047         23,658
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,554,814    $ 3,554,870
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   325,615    $   362,058
    Interest-bearing ............................................     2,361,773      2,388,480
                                                                    -----------    -----------
      Total deposits ............................................     2,687,388      2,750,538
  Borrowings:
    Federal funds purchased .....................................        91,100         56,150
    Securities sold under repurchase agreements .................        59,623         42,750
    Federal Home Loan Bank Advances .............................       248,500        242,408
    Subordinated debentures, revolving credit lines
      and term loans ............................................        97,965         99,456
                                                                    -----------    -----------
      Total borrowings ..........................................       497,188        440,764
  Interest payable ..............................................        10,834          9,326
  Other liabilities..............................................        30,756         26,917
                                                                    -----------    -----------
      Total liabilities .........................................     3,226,166      3,227,545

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Preferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,315,624 and 18,439,843 shares....         2,289          2,305
  Additional paid-in capital ....................................       143,672        146,460
  Retained earnings .............................................       191,476        187,965
  Accumulated other comprehensive loss ..........................        (8,789)        (9,405)
                                                                    -----------    -----------
      Total stockholders' equity ................................       328,648        327,325
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,554,814    $ 3,554,870
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2007        2006
Interest Income:
  Loans receivable
    Taxable ...................................................   $49,645     $ 43,079
    Tax exempt ................................................       201          168
  Investment securities
    Taxable ...................................................     3,282        2,726
    Tax exempt ................................................     1,661        1,647
  Federal funds sold ..........................................         1           17
  Deposits with financial institutions ........................       123          114
  Federal Reserve and Federal Home Loan Bank stock ............       328          311
                                                                  -------     --------
    Total interest income .....................................    55,241       48,062
                                                                  -------     --------
Interest expense:
  Deposits ....................................................    21,806       14,419
  Borrowings ..................................................     6,360        6,054
                                                                  -------     --------
    Total interest expense ....................................    28,166       20,473
                                                                  -------     --------
Net Interest Income ...........................................    27,075       27,589
Provision for loan losses .....................................     1,599        1,726
                                                                  -------     --------
Net Interest Income After Provision for Loan Losses ...........    25,476       25,863
                                                                  -------     --------
Other Income:
  Net realized loss on sales of available-for-sale securities..        (1)
  Other income ................................................     9,805       8,597
                                                                  -------     -------
Total other income ............................................     9,804       8,597
                                                                  -------     -------
Other expenses:
  Salaries and benefits .......................................    14,726       14,392
  Other expenses ..............................................     9,468        9,396
                                                                  -------     --------
Total other expenses ..........................................    24,194       23,788
                                                                  -------     --------
Income before income tax ......................................    11,086       10,672
Income tax expense ............................................     3,315        3,163
                                                                  -------     --------
Net Income ....................................................   $ 7,771     $  7,509
                                                                  =======     ========

Per share:

    Basic .....................................................   $   .42     $    .41
    Diluted ...................................................       .42          .41
    Dividends .................................................       .23          .23

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                 ----------------------
                                                                                    2007         2006
                                                                                 ---------    ---------
Net Income...................................................................... $  7,771     $  7,509

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period, net of
      income tax benefit of $(298) and $326 ....................................      553         (611)

  Unrealized gains on cash flow hedges:
    Unrealized gains arising during the period, net of income tax of
      $(41) and $0 .............................................................       62

Reclassification adjustment for gains (losses) included in net
  income, net of income tax expense of $0 and $0 ...............................        1
                                                                                 ---------    ---------
                                                                                      616         (611)
                                                                                 ---------    ---------
Comprehensive income ........................................................... $  8,387     $  6,898
                                                                                 =========    =========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2007         2006
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 327,325    $ 313,396

Net income .....................................................       7,771        7,509

Cash dividends on common stock .................................      (4,235)      (4,238)

Cash dividends on restricted stock awards ......................         (25)         (13)

Other comprehensive income (loss), net of tax...................         616         (611)

Stock issued under dividend reinvestment and stock purchase plan         291          291

Stock options exercised ........................................         140          255

Tax benefit from stock options exercised .......................          17           24

Stock redeemed .................................................      (3,503)         (69)

Share-based compensation .......................................         251          194
                                                                   ---------    ---------

Balances, March 31 .............................................   $ 328,648    $ 316,738
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                      ----------------------------------
                                                                                            2007              2006
                                                                                      ----------------  ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $        7,771    $         7,509
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           1,599              1,726
    Depreciation and amortization...................................................           1,150              1,323
    Share-based compensation........................................................             251                194
    Tax benefits from stock options exercised.......................................             (17)               (24)
    Mortgage loans originated for sale..............................................         (28,046)           (28,586)
    Proceeds from sales of mortgage loans...........................................          30,727             28,326
    Change in interest receivable...................................................           2,404                655
    Change in interest payable......................................................           1,508                538
    Other adjustments...............................................................           1,546              2,000
                                                                                      ---------------   ----------------
      Net cash provided by operating activities.....................................  $       18,893             13,661
                                                                                      ---------------   ----------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $        4,499               (356)
  Purchases of
    Securities available for sale...................................................         (25,137)           (22,781)
  Proceeds from maturities of
    Securities available for sale...................................................          14,446             13,282
    Securities held to maturity.....................................................             389                949
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................                               (221)
  Purchase of bank owned life insurance ............................................          (3,500)
  Net change in loans...............................................................         (39,859)           (35,352)
  Other adjustments.................................................................          (2,019)              (935)
                                                                                      ---------------   ----------------
      Net cash used by investing activities.........................................  $      (51,181)           (45,414)
                                                                                      ---------------   ----------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $      (72,495)           (56,553)
    Certificates of deposit and other time deposits.................................           9,345            120,049
  Borrowings........................................................................          82,333             36,150
  Repayment of borrowings...........................................................         (25,908)           (75,384)
  Cash dividends on common stock....................................................          (4,235)            (4,238)
  Cash dividends on restricted stock awards.........................................             (25)               (13)
  Stock issued under dividend reinvestment and stock purchase plans.................             291                291
  Stock options exercised...........................................................              59                255
  Tax benefit from stock options exercised..........................................              17                 24
  Stock redeemed....................................................................          (3,422)               (69)
                                                                                      ---------------   ----------------
      Net cash provided/(used) by financing activities..............................         (14,040)            20,512
                                                                                      ---------------   ----------------
Net Change in Cash and Cash Equivalents.............................................         (46,328)           (11,241)
Cash and Cash Equivalents, January 1................................................          89,957             70,417
                                                                                      ---------------   ----------------
Cash and Cash Equivalents, March 31.................................................  $       43,629    $        59,176
                                                                                      ===============   ================

Additional cash flows information:
  Interest paid ....................................................................  $        26,657   $        19,935
  Income tax paid ..................................................................              500

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year.

Change in an Accounting Principle

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal and Indiana jurisdictions. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

The Corporation adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

SFAS 123(R) requires the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2007 and 2006 totaled $251,000 and $194,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The estimated fair value of the stock options granted during 2007 and in prior years was calculated using a Black Scholes option pricing model. The following summarizes the assumptions used in the 2007 Black Scholes model:

      Risk-free interest rate                              4.67%
      Expected price volatility                           29.76%
      Dividend yield                                       3.64%
      Forfeiture rate                                      5.00%
      Weighted-average expected life, until exercise       5.99 years

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the three months ended March 31, 2007, based on historical experience. In the Corporation's pro forma disclosures required under SFAS 123(R) for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    2007          2006
                                                                                -----------   -----------
      Stock and ESPP Options:
           Pre-tax compensation expense ........................................$      119    $      136

           Income tax benefit ..................................................        (7)          (12)
                                                                                ----------    ----------
      Stock and ESPP option expense, net of income taxes .......................$      112    $      124
                                                                                ==========    ==========

      Restricted Stock Awards:
           Pre-tax compensation expense ........................................$      132    $       58

           Income tax benefit ..................................................       (46)          (21)
                                                                                ----------    ----------
      Restricted stock awards expense, net of income taxes .....................$       86    $       37
                                                                                ==========    ==========

      Total Share-Based Compensation:
           Pre-tax compensation expense ........................................$      251    $      194

           Income tax benefit ..................................................       (53)          (33)
                                                                                ----------    ----------
      Total share-based compensation expense, net of income taxes ..............$      198    $      161
                                                                                ==========    ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

As of March 31, 2007, unrecognized compensation expense related to stock options, RSAs and ESPP options totaling $574,000, $1,873,000 and $50,000, respectively, is expected to be recognized over weighted-average periods of 1.32, 2.36 and 1.25 years, respectively.

Stock option activity under the Corporation's stock option plans as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2007 ..................  1,067,247       $     23.87
  Granted .........................................     65,550             26.31
  Exercised .......................................     (7,696)            18.22
  Cancelled .......................................       (300)            26.70
                                                     ----------
  Outstanding at March 31, 2007 ...................  1,124,801       $     24.05           5.90     $1,388,794
                                                     ==========
  Vested and Expected to Vest at March 31, 2007 ...  1,111,396       $     24.03           5.86     $1,388,794
  Exercisable at March 31, 2007 ...................    986,251       $     23.82           5.42     $1,388,794


The weighted-average grant date fair value was $6.45 for stock options granted during the three months ended March 31, 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the first three months of 2007 was $61,000. Exercise of options during this same period resulted in cash receipts of $59,000. The Corporation recognized a tax benefit of approximately $17,000 in the first three months of 2007, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock awards outstanding as of March 31, 2007:

                                                                Weighted-Average
                                                   Number of     Grant-Date Fair
                                                    Shares           Value
                                                  ----------      -----------
  Unvested RSAs at January 1, 2007 .............     55,000        $    27.83
  Granted ......................................     53,225             26.31
  Forfeited ....................................       (100)            25.14
  Vested .......................................     (1,166)            25.54
                                                  ----------
  Unvested RSAs at March 31, 2007 ..............    106,959        $    27.70
                                                  ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2006 offering period and approximates $198,000. The ESPP options vests during the twelve month period ending June 30, 2007. At March 31, 2007, total unrecognized compensation expense releated to unvested ESPP options was $50,000, which is expected to be recognized over a period of three months.

NOTE 3.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at March 31, 2007
  U.S. Treasury ........................     $  1,502    $     2              $  1,504
  U.S. Government-sponsored
    agency securities...................       86,950         96    $(1,015)    86,031
  State and municipal ..................      169,816      1,958       (894)   170,880
  Mortgage-backed securities ...........      198,063        822     (3,354)   195,531
  Corporate Obligations ................        8,088                   (63)     8,025
  Marketable equity securities..........        5,582                  (248)     5,334
                                             --------   --------   --------   --------
      Total available for sale .........      470,001      2,878     (5,574)   467,305
                                             --------   --------   --------   --------


Held to maturity at March 31, 2007
  State and municipal...................        8,877        394       (211)     9,060
  Mortgage-backed securities............           17                               17
                                             --------   --------   --------   --------
      Total held to maturity ...........        8,894        394       (211)     9,077
                                             --------   --------   --------   --------
      Total investment securities ......     $478,895   $  3,272   $ (5,785)  $476,382
                                             ========   ========   ========   ========


                                                           Gross       Gross
                                              Amortized  Unrealized  Unrealized   Fair
                                                Cost       Gains       Losses    Value
Available for sale at December 31, 2006
  U.S. Treasury ........................       $  1,502  $      1             $  1,503
  U.S. Government-sponsored
    agency securities ..................         87,193        69    $(1,284)   85,978
  State and municipal ..................        168,262     2,251       (892)  169,621
  Mortgage-backed securities ...........        195,228       600     (3,983)  191,845
  Marketable equity securities .........          7,296                 (310)    6,986
                                               --------  --------   --------  --------
     Total available for sale ..........        459,481     2,921     (6,469)  455,933
                                               --------  --------   --------  --------

Held to maturity at December 31, 2006
  State and municipal ..................          9,266       432       (200)    9,498
  Mortgage-backed securities ...........             18                             18
                                               --------  --------   --------  --------
     Total held to maturity ............          9,284       432       (200)    9,516
                                               --------  --------   --------  --------
     Total investment securities .......       $468,765  $  3,353   $ (6,669) $465,449
                                               ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                     March 31,    December 31,
                                                                                       2007          2006
                                                                                   -----------    -----------
Loans:
  Commercial and industrial loans ..............................................   $   557,304    $   537,305
  Agricultural production financing and other loans to farmers .................        97,784        100,098
  Real estate loans:
    Construction ...............................................................       151,782        169,491
    Commercial and farmland ....................................................       906,726        861,429
    Residential ................................................................       756,316        749,921
  Individuals' loans for household and other personal expenditures .............       210,578        223,504
  Tax-exempt loans .............................................................        15,306         14,423
  Lease financing receivables, net of unearned income...........................         7,648          8,010
  Other loans ..................................................................        27,696         28,420
                                                                                   -----------    -----------
                                                                                     2,731,140      2,692,601
  Allowance for loan losses.....................................................       (26,819)       (26,540)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,704,321    $ 2,666,061
                                                                                   ===========    ===========

                                                                                        Three Months Ended
                                                                                             March 31,

                                                                                       2007           2006
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    26,540    $    25,188

  Provision for losses .........................................................         1,599          1,726

  Recoveries on loans ..........................................................           231            308

  Loans charged off ............................................................        (1,551)        (1,599)
                                                                                   -----------    -----------
  Balances, March 31 ...........................................................   $    26,819    $    25,623
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                March 31,      December 31,
summarized below:                                      2007            2006
================================================================================

Non-accrual loans................................    $ 22,704       $ 17,926

Loans contractually past due 90 days
  or more other than nonaccruing.................       4,554          2,870

Restructured loans...............................          59             84
                                                     --------       --------
    Total........................................    $ 27,317       $ 20,880
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


                                                                          Three Months Ended March 31,
                                                               2007                                         2006
                                             -------------------------------------------  ------------------------------------------
                                                             Weighted-                                    Weighted-
                                              Net             Average       Per Share      Net             Average       Per Share
                                             Income           Shares         Amount       Income           Shares         Amount
                                             ------           ------         ------       ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders......................$    7,771        18,410,958    $     .42    $    7,509        18,425,047    $     .41
                                                                             ==========                                   ==========

Effect of dilutive stock options.............                      85,576                                      107,089
                                             ----------       ------------                ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..................$    7,771        18,496,534    $     .42    $    7,509        18,532,136    $     .41
                                             ==========       ============   ==========   ==========       ============   ==========

Stock options to purchase 610,971 and 397,339 shares for the three months ended March 31, 2007 and 2006 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

The following represents the pension cost for the three months ended March 31, 2007 and 2006.

                                                               Three Months Ended
                                                                     March 31,
                                                                2007          2006
                                                           -------------------------
Pension Cost
------------
Service cost............................................   $      124    $      131

Interest cost ..........................................          716           683

Expected return on plan assets .........................         (785)         (728)

Amortization of prior service cost......................            1             1

Amortization of the net loss............................          104            87
                                                           ----------    ----------
      Total Pension Cost................................   $      160    $      174
                                                           ==========    ==========

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 7.  Impact of Accounting Changes

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for the Corporation beginning January 1, 2007. We have evaluated the requirements of SFAS No. 156 and determined that it did not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for the Corporation beginning January 1, 2007. We have evaluated the requirements of Interpretation No. 48 and determined that it did not have a material effect on our financial condition or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for the Corporation beginning January 1, 2007. We have evaluated the requirements of SAB No. 108 and determined that it did not have a material effect on our financial condition or results of operations.

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

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders' equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company's fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company has not elected to early adopt and expects to first apply the new standard at the beginning of its 2008 fiscal year. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on financial condition or results of operations (or The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position and results of operations).

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the quarter ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

BUSINESS SUMMARY

The Corporation is a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 65 banking center locations in 17 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation's business activities are currently limited to one significant business segment, which is community banking. As of March 31, 2007, the Corporation's financial service affiliates included eight nationally chartered banks: First Merchants Bank, National Association, The Madison Community Bank, National Association, United Communities National Bank, The First National Bank of Portland, Decatur Bank and Trust Company, National Association, Frances Slocum Bank & Trust Company, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank. The banks provide commercial and retail banking services. In addition, the Corporation's trust company, multi-line insurance company and a title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

Effective April 1, 2007, the Corporation reorganized certain of its wholly-owned subsidiaries. Through the reorganization, Frances Slocum Bank & Trust Company, National Association, Decatur Bank & Trust Company, National Association, The First National Bank of Portland and United Communities National Bank merged with and into First Merchants Bank, National Association. Also effective April 1, 2007, the name of The Madison Community Bank changed to First Merchants Bank of Central Indiana, National Association. As a result of these combinations, the Corporation now owns and operates four national banks: First Merchants Bank, National Association, First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank.

Management believes that its vision, mission, culture statement and core values produce profitable growth for stockholders. Management believes it is important to maintain a strong control environment as we continue to grow our businesses. Credit policies are maintained and continue to produce sound asset quality. Interest rate and market risks inherent in our asset and liability balances are managed within prudent ranges, while ensuring adequate liquidity and funding.

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

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2007, equaled $7,771,000, compared to $7,509,000 in the same period of 2006. Diluted earnings per share were $.42, an increase of 2.4 percent from the $.41 reported for the first quarter 2006. The increase in earnings per share is primarily a result of an increase in non-interest income.

Annualized returns on average assets and average stockholders' equity for the three months ended March 31, 2007, were .88 percent and 9.47 percent, respectively, compared with .93 percent and 9.49 percent for the same period of 2006.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CAPITAL

Our regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was 7.2 percent at March 31, 2007 and 7.4 percent at year end 2006. In addition, at March 31, 2007, we had a Tier I risk-based capital ratio of 9.1 percent and total risk-based capital ratio of 11.0 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of
8.0 percent.

Our GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.3 percent at March 31, 2007 and 9.2 percent at December 31, 2006. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

Our  tangible  capital  ratio,   defined  as  total  stockholders'  equity  less
intangibles net of tax to total assets less intangibles net of tax, equaled 5.7 percent as of March 31, 2007, and 5.7 percent at December 31, 2006.

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

                                               March 31,    December 31,
(Dollars in thousands)                           2007           2006

Average Goodwill ..........................  $   123,168    $   121,831
Average Core Deposit Intangible (CDI) .....       15,058         16,103
Average Deferred Tax on CDI ...............       (3,947)        (4,994)
                                             -----------    -----------
  Intangible Adjustment ...................  $   134,279    $   132,940
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   328,366    $   319,519
Intangible Adjustment .....................     (134,279)      (132,940)
                                             -----------    -----------
  Average Tangible Capital ................  $   194,087    $   186,579
                                             ===========    ===========

Average Assets ............................  $ 3,522,140    $ 3,371,386
Intangible Adjustment .....................     (134,279)      (132,940)
                                             -----------    -----------
  Average Tangible Assets .................  $ 3,387,861    $ 3,328,446
                                             ===========    ===========

Net Income ................................  $     7,771    $    30,198
CDI Amortization, net of tax ..............          480          1,920
                                             -----------    -----------
  Tangible Net Income .....................  $     8,251    $    32,118
                                             ===========    ===========

Diluted Earnings per Share ................  $       .42    $      1.64
Diluted Tangible Earnings per Share .......  $       .45    $      1.75

Return on Average GAAP Capital ............         9.47%          9.45%
Return on Average Tangible Capital ........        17.24%         17.21%

Return on Average Assets ..................          .88%           .90%
Return on Average Tangible Assets .........          .99%           .99%

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

At March 31, 2007, non-performing loans totaled $27,317,000, an increase of $6,437,000 from December 31, 2006, as noted in Note 4. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. Our top ten largest non-performers total $13.3 million. Of those top ten, only four have balances in excess of $1 million. The increase is primarily due to three loan relationships. Two of the loans are well secured with commercial real estate projects and the other with a residential property.

At March 31, 2007, impaired loans totaled $69,115,000, an increase of $8,795,000 from December 31, 2006. At March 31, 2007, an allowance for losses was not deemed necessary for impaired loans totaling $47,906,000, but an allowance of $4,917,000 was recorded for the remaining balance of impaired loans of $21,209,000 and is included in our allowance for loan losses.

At March 31, 2007, the allowance for loan losses was $26,819,000, an increase of $279,000 from year end 2006. As a percent of loans, the allowance was .98 percent at March 31, 2007 and .99 percent at December 31, 2006.

The provision for loan losses for the first three months of 2007 was $1,599,000, a decrease of $127,000 from $1,726,000 for the same period in 2006.
                                                                         Page 20

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, we utilize advances from the Federal Home Loan Bank. ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At March 31, 2007, total borrowings from the FHLB were $248,500,000. Our bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2007, was $102,507,000. At March 31, 2007, our revolving line of credit had a balance of $ 9,000,000 and a remaining borrowing capacity of $11,000,000.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $467,305,000 at March 31, 2007, an increase of $11,372,000 or 2.5 percent over
December 31, 2006. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $135,000 at March 31, 2007. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at March 31, 2007 are as follows:

                                                                  At March 31,
(Dollars in thousands)                                               2007
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  689,325
Standby letters of credit .......................................     25,389
                                                                  ----------
                                                                  $  714,714
                                                                  ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and long-term debt at March 31, 2007 are as follows:

                                2007       2008       2009       2010       2011       2012       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $  1,444   $  1,563   $  1,240   $  1,109   $    936   $    752   $  7,044
Borrowings ...............    206,727     41,087     27,361     41,119     18,950    161,944    497,188
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $208,171   $ 42,650   $ 28,601   $ 42,228   $ 19,886   $162,296   $504,232
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

We believe that our liquidity and interest sensitivity position at March 31, 2007, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios for the period ended February 28, 2008 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation for the period ended February 28, 2008 are as follows:

Driver Rates            RISING             FALLING
=============================================================
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Three-Year CMT          200                (200)
Five-Year CMT           200                (200)
CD's                    200                (193)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at February 28, 2007. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $111,003  $108,488   $107,207

Variance from base                                    $ (2,516)  $ (3,795)

Percent of change from base                              (2.30)%    (3.40)%

The comparative rising and falling scenarios for the period ended December 31, 2007 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation for the period ended December 31, 2007 are as follows:

Driver Rates            RISING             FALLING
=============================================================
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Two-Year CMT            200                (200)
Three-Year CMT          200                (200)
Five-Year CMT           200                (200)
CD's                    200                (191)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at November 30, 2006. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $109,090  $108,036   $108,429

Variance from base                                    $ (1,054)  $   (631)

Percent of change from base                               (.96)%     (.58)%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2007, and December 31, 2006.

Loans increased approximately $35,858,000 from December 31, 2006 to March 31, 2007 and investment securities increased by approximately $10,982,000 during the same period. The largest change in loans was an increase of $45,297,000 in real estate commercial and farmland loans. Commercial and industrial loans also increased by $19,999,000 during the periods. These increases were offset by decreases in real estate construction loans of $17,709,000 and individual loans for household and personal expenditures of $12,926,000.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                           March 31,              December 31,
                                                                   2007                     2006
----------------------------------------------------------------------------------------------------
Interest-bearing time deposits ......................             $ 6,785                  $11,284

Investment securities available for sale ............             467,305                  455,933

Investment securities held to maturity ..............               8,894                    9,284

Mortgage loans held for sale ........................               2,732                    5,413

Loans ...............................................           2,731,140                2,692,601

Federal Reserve and Federal Home Loan Bank stock                   23,691                   23,691
                                                               ----------               ----------

                     Total ..........................          $3,240,547               $3,198,206
                                                               ==========               ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans) based on period ending amounts as of March 31, 2007 and December 31, 2006.

(Dollars in thousands)                               March 31,     December 31,
                                                       2007           2006
                                                    ----------     ----------
Deposits ........................................   $2,687,388     $2,750,538
Federal funds purchased..........................       91,100         56,150
Securities sold under repurchase agreements......       59,623         42,750
Federal Home Loan Bank advances .................      248,500        242,408
Subordinated debentures, revolving credit lines,
   term loans and other .........................       97,965         99,456
                                                    ----------     ----------
                                                    $3,184,576     $3,191,302
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2007 and 2006.

During the three months ended March 31, 2007, asset yields increased 37 basis points (FTE) and interest costs increased 74 basis points, resulting in an 37 basis point (FTE) decrease in net interest income as compared to the same period in 2006. The increases in interest income and interest expense were primarily a result of three 25 basis point overnight federal funds rate increases by the Federal Open Market Committee during this period.

                                                            Three Months Ended
                                                                 March 31,
(Dollars in Thousands)                                      2007          2006

Annualized Net Interest Income........................  $  108,302    $  110,356

Annualized FTE Adjustment.............................  $    4,010    $    3,910

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  112,312    $  114,267

Average Earning Assets................................  $3,209,807    $2,953,290

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        7.01%         6.64%

Interest Expense as a Percent
  of Average Earning Assets...........................        3.51%         2.77%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.50%         3.87%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

HEDGING ACTIVITIES

On August 1, 2006, the Corporation purchased three prime-based interest rate floor agreements with an aggregate notional amount of $250 million and strike rates ranging from 6% to 7%. The combined purchase price of approximately $550,000 will be amortized on an allocated fair value basis over the three-year term of the agreements. During the quarter, the fair value of the floors increased by $62,000 to $490,000. No ineffectiveness was required to be recognized. The Corporation's objective in using interest rate floors is to add stability to interest income by reducing its exposure to decreases in cash flows on its prime-based loans. An interest rate floor agreement involves the receipt of cash payments when the underlying interest rate falls below the floor strike rate over the life of the agreement without exchange of the underlying principal (notional) amount. The interest rate floors are designated as cash flow hedges and will be accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

Total other income in the first three months of 2007 was $1,207,000 or 14.0 percent higher than the same period of 2006.

Three items primarily account for the change:

1. Service charges in the first quarter of 2007 were $457,000 higher than the same period in 2006 due to mid-year fee increases in 2006.

2. Earnings on bank-owned life insurance increased $262,000 from the same period in 2006 due to the purchase of $21,500,000 in additional policies in 2006 and 2007.

3. The sale of bank-owned property resulted in a gain of $250,000 in the first quarter of 2007.

OTHER EXPENSES

Other expenses in the first three months of 2007 was $406,000 or 1.7 percent higher than the same period in 2006. Salary and employee benefit expenses were $334,000 higher in the first quarter of 2007, as compared to the same period in 2006 primarily due to staff additions and normal annual increases.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

Income tax expense, for the three months ended March 31, 2007, increased by $152,000 from the same period in 2006. The effective tax rate was 29.9 and 29.6 percent for the 2007 and 2006 periods.

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

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

          None

Item 1.A. Risk Factors
----------------------

There have been no material changes from the risk factors previously disclosed in the Corporation's December 31, 2006 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity
          Securities and Use of Proceeds
---------------------------------------------------

         a.  None

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended March 31, 2007, as follows(1):

                                                                                               MAXIMUM NUMBER (OR
                                                                    TOTAL NUMBER OF        APPROXIMATE DOLLAR VALUE)
                                                               SHARES PURCHASED AS PART     OF SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE        OF PUBLICLY ANNOUNCED         BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE        PLANS OR PROGRAMS          THE PLANS OR PROGRAMS
      ------            ----------------    --------------    -------------------------    ------------------------
01/01/07 - 01/31/07           2,990(1)          $27.28                    0                           0
02/01/07 - 02/28/07          32,000(2)           24.65                    0                           0
03/01/07 - 03/31/07         110,195(3)           23.87                    0                           0

(1) These shares were purchased in connection with the exercise of certain outstanding stock options.

(2) On January 23, 2007, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization was not publicly announced and expires January 22, 2008. The 32,000 referenced shares were purchased in open market transactions pursuant to this authorization. There were 108,000 remaining shares that may yet be purchased pursuant to such authorizations as of March 31, 2007.

(3) 195 of these shares were purchased in connection with the exercise of certain outstanding stock options. The remaining 110,000 were purchased pursuant to the authorization referenced in (2).

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         a.  None

         b.  None

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                3ii             Bylaws of First Merchants            32
                                Corporation, as most recently
                                adopted on January 23, 2007.

                10.1            First Merchants Corporation
                                Letter Agreement between the
                                Corporation and Michael L. Cox,
                                dated January 23, 2007.
                                (Incorporated by reference to
                                registrant's Form 8-K filed on
                                January 24, 2007)

                10.2            First Merchants Corporation
                                Participation Agreement of
                                Michael C. Rechin dated January
                                26, 2007.  (Incorporated by
                                reference to registrant's Form
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

                                          First Merchants Corporation
                                          ---------------------------
                                                   (Registrant)


Date: May 10, 2007                      by /s/ Michael C. Rechin
     --------------------------            -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: May 10, 2007                      by /s/ Mark K. Hardwick
     --------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Chief Accounting Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                3ii             Bylaws of First Merchants            32
                                Corporation, as most recently
                                adopted on January 23, 2007.

                10.1            First Merchants Corporation
                                Letter Agreement between the
                                Corporation and Michael L. Cox,
                                dated January 23, 2007.
                                (Incorporated by reference to
                                registrant's Form 8-K filed on
                                January 24, 2007)

                10.2            First Merchants Corporation
                                Participation Agreement of
                                Michael C. Rechin dated January
                                26, 2007.  (Incorporated by
                                reference to registrant's Form
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
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002

                                  EXHIBIT-3ii

                                    BYLAWS OF
                           FIRST MERCHANTS CORPORATION


         Following are the Bylaws of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law (hereinafter referred to as the "Act"), as most recently amended effective as of April 24, 2007:

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

                                    ARTICLE V

                               Board of Directors

         Section 1. Election, Number and Term of Office. The number of Directors of the Corporation to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors shall be ten (10) unless changed by amendment of this Section by a two-thirds (2/3) vote of the Board of Directors.

         The Directors shall be divided into three (3) classes as nearly equal in number as possible, all Directors to serve three (3) year terms except as provided in the third paragraph of this Section. One class shall be elected at each annual meeting of the shareholders, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. Unless the number of Directors is changed by amendment of this Section, Classes I and III shall each have three (3) Directors, and Class II shall have four (4) Directors. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

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

                                  EXHIBIT-31.1

                           FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Michael C. Rechin, President and Chief Executive Officer of First Merchants Corporation, certify that:

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

Date: May 10, 2007                      by /s/ Michael C. Rechin
                                           -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: May 10, 2007                    by: /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and
                                           Chief Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 10, 2007                      by /s/ Michael C. Rechin
    ---------------------------            -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 10, 2007                      by /s/ Mark K. Hardwick
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