Form 10-Q
period 2007-06-30
FIRST MERCHANTS CORP
filed 2007-08-09
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

As of July 27, 2007, there were 18,434,596 outstanding common shares, without par value, of the registrant.

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

                  Consolidated Condensed Statements of
                  Comprehensive Income.........................................5

                  Consolidated Condensed Statements of
                  Stockholders' Equity.........................................6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........8

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................19

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................29

 Item 4.          Controls and Procedures.....................................29

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................30

 Item 1.A.        Risk Factors................................................30

 Item 2.          Unregistered Sales of Equity
                  Securities and Use of Proceeds..............................30

 Item 3.          Defaults Upon Senior Securities.............................30

 Item 4.          Submission of Matters to a Vote of Security Holders.........30

 Item 5.          Other Information...........................................30

 Item 6.          Exhibits....................................................31

 Signatures...................................................................32

 Index to Exhibits............................................................33

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                      June 30,    December 31,
                                                                        2007          2006
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    80,921    $    89,957
  Interest-bearing deposits......................................         8,898         11,284
  Investment securities available for sale ......................       470,388        455,933
  Investment securities held to maturity ........................         8,893          9,284
  Mortgage loans held for sale...................................         2,842          5,413
  Loans, net of allowance for loan losses of $27,608 and $26,540.     2,778,460      2,666,061
  Premises and equipment ........................................        44,126         42,393
  Federal Reserve and Federal Home Loan Bank stock...............        23,822         23,691
  Interest receivable ...........................................        21,615         24,345
  Core deposit intangibles ......................................        13,888         15,470
  Goodwill ......................................................       123,168        123,168
  Cash surrender value of life insurance.........................        69,111         64,213
  Other assets ..................................................        23,383         23,658
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,669,515    $ 3,554,870
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   362,083    $   362,058
    Interest-bearing ............................................     2,357,518      2,388,480
                                                                    -----------    -----------
      Total deposits ............................................     2,719,601      2,750,538
  Borrowings:
    Federal funds purchased .....................................       125,650         56,150
    Securities sold under repurchase agreements .................        91,038         42,750
    Federal Home Loan Bank Advances .............................       268,680        242,408
    Subordinated debentures, revolving credit lines
      and term loans ............................................       102,206         99,456
                                                                    -----------    -----------
      Total borrowings ..........................................       587,574        440,764
  Interest payable ..............................................        10,417          9,326
  Other liabilities..............................................        24,543         26,917
                                                                    -----------    -----------
      Total liabilities .........................................     3,342,135      3,227,545

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Preferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,285,359 and 18,439,843 shares....         2,286          2,305
  Additional paid-in capital ....................................       143,317        146,460
  Retained earnings .............................................       193,460        187,965
  Accumulated other comprehensive loss ..........................       (11,683)        (9,405)
                                                                    -----------    -----------
      Total stockholders' equity ................................       327,380        327,325
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,669,515    $ 3,554,870
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended       Six Months Ended
                                                                         June 30,                June 30,
                                                                    2007        2006          2007         2006
Interest Income:
  Loans receivable
    Taxable ...................................................   $51,204     $45,658      $100,849     $ 88,737
    Tax exempt ................................................       249         231           450          399
  Investment securities
    Taxable ...................................................     3,394       3,082         6,676        5,808
    Tax exempt ................................................     1,651       1,613         3,312        3,260
  Federal funds sold ..........................................        91          11            92           28
  Deposits with financial institutions ........................       120         132           243          246
  Federal Reserve and Federal Home Loan Bank stock ............       299         320           627          631
                                                                  -------     -------      --------     --------
    Total interest income .....................................    57,008      51,047       112,249       99,109
                                                                  -------     -------      --------     --------
Interest expense:
  Deposits ....................................................    22,390      16,914        44,196       31,333
  Borrowings ..................................................     7,003       6,367        13,363       12,421
                                                                  -------     -------       -------      -------
    Total interest expense ....................................    29,393      23,281        57,559       43,754
                                                                  -------     -------       -------      -------
Net Interest Income ...........................................    27,615      27,766        54,690       55,355
Provision for loan losses .....................................     1,648       1,729         3,247        3,455
                                                                  -------     -------       -------      -------
Net Interest Income After Provision for Loan Losses ...........    25,967      26,037        51,443       51,900
                                                                  -------     -------       -------      -------
Other Income:
  Net realized loss on sales of available-for-sale securities..                    (9)           (1)
  Other income ................................................     9,766       8,420        19,571       17,008
                                                                  -------     -------       -------      -------
Total other income ............................................     9,766       8,411        19,570       17,008
                                                                  -------     -------       -------      -------
Other expenses:
  Salaries and benefits .......................................    14,796      13,543        29,522       27,935
  Write-off of unamortized underwriting expenses ..............     1,771                     1,771
  Other expenses ..............................................    11,172      10,351        20,640       19,747
                                                                  -------     -------       -------      -------
Total other expenses ..........................................    27,739      23,894        51,933       47,682
                                                                  -------     -------       -------      -------
Income before income tax ......................................     7,994      10,554        19,080       21,226
Income tax expense ............................................     1,786       3,263         5,101        6,426
                                                                  -------     -------       -------      -------
Net Income ....................................................   $ 6,208     $ 7,291       $13,979      $14,800
                                                                  =======     =======       =======      =======

Per share:

    Basic .....................................................   $   .34     $   .39       $  .76       $  .80
    Diluted ...................................................       .34         .39          .76          .80
    Dividends .................................................       .23         .23          .46          .46

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended        Six Months Ended
                                                                                         June 30                  June 30
                                                                                 ----------------------    ---------------------
                                                                                    2007         2006        2007         2006
                                                                                 ---------    ---------    ---------    --------
Net Income...................................................................... $  6,208     $  7,291     $13,979      $14,800

Other comprehensive income (loss), net of tax:
  Unrealized losses on securities available for sale:
    Unrealized holding losses arising during the period, net of
      income tax benefit of $1,493, $1,631, $1,195 and $2,035 ..................   (2,773)      (2,446)     (2,220)      (3,052)

  Unrealized losses on cash flow hedge assets:
    Unrealized losses arising during the period, net of
      income tax benefit of $221, $0, $179 and $0 ..............................     (331)                    (269)

  Unrealized gain on pension minumum funding liability:
    Unrealized loss arising during the period, net of
      income tax expense of $(140), $0, $(140) and $0 ..........................      210                      210

Reclassification adjustment for losses included in net
  income, net of income tax expense of $0, $(4), $0 and $0 .....................                     5           1

                                                                                 ---------    ---------    ---------    --------
                                                                                   (2,894)      (2,441)     (2,278)      (3,052)
                                                                                 ---------    ---------    ---------    --------
Comprehensive income ........................................................... $  3,314     $  4,850     $11,701      $11,748
                                                                                 =========    =========    =========    ========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2007         2006
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 327,325    $ 313,396

Net income .....................................................      13,979       14,800

Cash dividends on common stock .................................      (8,435)      (8,449)

Cash dividends on restricted stock awards ......................         (48)         (26)

Other comprehensive loss, net of tax............................      (2,278)      (3,052)

Stock issued under dividend reinvestment and stock purchase plan         593          592

Stock options exercised ........................................         370          755

Tax benefit from stock options exercised .......................          89           78

Stock redeemed .................................................      (4,956)      (5,442)

Share-based compensation .......................................         741          352
                                                                   ---------    ---------

Balances, June 30 ..............................................   $ 327,380    $ 313,004
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      ----------------------------------
                                                                                            2007              2006
                                                                                      ----------------  ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $       13,979    $       14,800
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           3,247             3,455
    Depreciation and amortization...................................................           2,357             5,297
    Share-based compensation........................................................             741               352
    Tax benefits from stock options exercised.......................................             (89)              (78)
    Mortgage loans originated for sale..............................................         (58,085)          (57,443)
    Proceeds from sales of mortgage loans...........................................          60,656            57,014
    Change in interest receivable...................................................           2,730               151
    Change in interest payable......................................................           1,091             1,053
    Other adjustments...............................................................            (117)           (1,225)
                                                                                      ---------------   ---------------
      Net cash provided by operating activities.....................................  $       26,510    $       23,376
                                                                                      ---------------   ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $        2,386    $          219
  Purchases of
    Securities available for sale...................................................         (49,694)          (66,531)
  Proceeds from maturities of
    Securities available for sale...................................................          31,252            27,786
    Securities held to maturity.....................................................             390             1,027
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................            (131)             (689)
  Purchase of bank owned life insurance ............................................          (3,500)
  Net change in loans...............................................................        (115,646)         (136,772)
  Other adjustments.................................................................          (4,090)           (7,002)
                                                                                      ---------------   ---------------
      Net cash used by investing activities.........................................  $     (139,033)   $     (181,962)
                                                                                      ---------------   ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $      (40,530)   $       11,876
    Certificates of deposit and other time deposits.................................           9,593           140,948
  Borrowings........................................................................         192,048           119,306
  Repayment of borrowings...........................................................         (45,237)         (100,194)
  Cash dividends on common stock....................................................          (8,435)           (8,449)
  Cash dividends on restricted stock awards.........................................             (48)              (26)
  Stock issued under dividend reinvestment and stock purchase plans.................             593               592
  Stock options exercised...........................................................             370               755
  Tax benefit from stock options exercised..........................................              89                78
  Stock redeemed....................................................................          (4,956)           (5,442)
                                                                                      ---------------   ---------------
      Net cash provided by financing activities.....................................         103,487           159,444
                                                                                      ---------------   ---------------
Net Change in Cash and Cash Equivalents.............................................          (9,036)              858
Cash and Cash Equivalents, January 1................................................          89,957            70,417
                                                                                      ---------------   ---------------
Cash and Cash Equivalents, June 30..................................................  $       80,921    $       71,275
                                                                                      ===============   ===============

Additional cash flows information:
  Interest paid ....................................................................  $       58,239   $        42,701
  Income tax paid ..................................................................           6,939             7,235

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year.

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

SFAS 123(R) requires the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2007 totaled $490,000 and $741,000, respectively, compared to $158,000 and $352,000 for the three and six months ended June 30, 2006, respectively. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the six months ended June 30, 2007, based on historical experience. In the Corporation's pro forma disclosures required under SFAS 123(R) for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

                                                                            Three Months Ended               Six Months Ended
                                                                           June 30,     June 30,           June 30,     June 30,
                                                                             2007         2006               2007         2006
                                                                         -----------  -----------        -----------  -----------
      Stock and ESPP Options:
           Pre-tax compensation expense ..............................   $      174   $      116         $      292   $      252

           Income tax benefit ........................................           (9)          (8)               (15)         (20)
                                                                         ----------   ----------         ----------   ----------
      Stock and ESPP option expense, net of income taxes .............   $      165   $      108         $      277   $      232
                                                                         ==========   ==========         ==========   ==========

      Restricted Stock Awards:
           Pre-tax compensation expense ..............................   $      316   $       42         $      449   $      100

           Income tax benefit ........................................         (110)         (37)              (157)         (58)
                                                                         ----------   ----------         ----------   ----------
      Restricted stock awards expense, net of income taxes ...........   $      206   $        5         $      292   $       42
                                                                         ==========   ==========         ==========   ==========

      Total Share-Based Compensation:
           Pre-tax compensation expense ..............................   $      490   $      158         $      741   $      352

           Income tax benefit ........................................         (119)         (45)              (172)         (78)
                                                                         ----------   ----------         ----------   ----------
      Total share-based compensation expense, net of income taxes ....   $      371   $      113         $      569   $      274
                                                                         ==========   ==========         ==========   ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

As of June 30, 2007, unrecognized compensation expense related to stock options, and RSAs totaling $408,000 and $1,676,000, respectively, is expected to be recognized over weighted-average periods of 1.05 and 2.15 years, respectively.

Stock option activity under the Corporation's stock option plans as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2007 ..................  1,067,247       $     23.87
  Granted .........................................     65,550             26.31
  Exercised .......................................    (24,098)            18.14
  Cancelled .......................................    (14,689)            25.74
                                                     ----------
  Outstanding at June 30, 2007 ....................  1,094,010       $     24.12           5.63     $1,347,078
                                                     ==========
  Vested and Expected to Vest at June 30, 2007 ....  1,081,482       $     24.10           5.59     $1,347,078
  Exercisable at June 30, 2007 ....................    964,460       $     23.90           5.17     $1,347,078


The   weighted-average   grant  date  fair  value,   as  calculated   using  the
Black-Scholes option pricing model, was $6.45 for stock options granted during the six months ended June 30, 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the first six months of 2007 was $163,000. Exercise of options during this same period resulted in cash receipts of $288,000. The Corporation recognized a tax benefit of approximately $89,000 in the first six months of 2007, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock awards outstanding as of June 30, 2007:

                                                                Weighted-Average
                                                   Number of     Grant-Date Fair
                                                    Shares           Value
                                                  ----------      -----------
  Unvested RSAs at January 1, 2007 .............     55,000        $    27.83
  Granted ......................................     54,925             26.26
  Forfeited ....................................     (2,900)            25.70
  Vested .......................................     (6,566)            25.50
                                                  ----------
  Unvested RSAs at June 30, 2007 ...............    100,459        $    27.18
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

NOTE 3.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at June 30, 2007
  U.S. Treasury ........................     $  1,502    $               (5)  $  1,497
  U.S. Government-sponsored
    agency securities...................       84,660               $(1,166)    83,494
  State and municipal ..................      165,294      1,052     (1,378)   164,968
  Mortgage-backed securities ...........      208,291         75     (5,462)   202,904
  Corporate Obligations ................       11,796                   (57)    11,739
  Marketable equity securities..........        6,063                  (277)     5,786
                                             --------   --------   --------   --------
      Total available for sale .........      477,606      1,127     (8,345)   470,388
                                             --------   --------   --------   --------


Held to maturity at June 30, 2007
  State and municipal...................        8,877        215       (344)     8,748
  Mortgage-backed securities............           16                               16
                                             --------   --------   --------   --------
      Total held to maturity ...........        8,893        215       (344)     8,764
                                             --------   --------   --------   --------
      Total investment securities ......     $486,499   $  1,342   $ (8,689)  $479,152
                                             ========   ========   ========   ========

The Corporation has the intent and ability to hold the securities with unrealized losses to the earlier of recovery or maturity. If the Corporation is unable to make this assertation at any reporting period, the Corporation will take the necessary actions to recognize the unrealized loss in the appropriate period's income statement.

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
                                               ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                     June 30,     December 31,
                                                                                       2007          2006
                                                                                   -----------    -----------
Loans:
  Commercial and industrial loans ..............................................   $   590,345    $   537,305
  Agricultural production financing and other loans to farmers .................       103,713        100,098
  Real estate loans:
    Construction ...............................................................       172,247        169,491
    Commercial and farmland ....................................................       895,301        861,429
    Residential ................................................................       768,392        749,921
  Individuals' loans for household and other personal expenditures .............       206,435        223,504
  Tax-exempt loans .............................................................        23,181         14,423
  Lease financing receivables, net of unearned income...........................         7,906          8,010
  Other loans ..................................................................        38,548         28,420
                                                                                   -----------    -----------
                                                                                     2,806,068      2,692,601
  Allowance for loan losses.....................................................       (27,608)       (26,540)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,778,460    $ 2,666,061
                                                                                   ===========    ===========

                                                                                         Six Months Ended
                                                                                             June 30,

                                                                                       2007           2006
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    26,540    $    25,188

  Provision for losses .........................................................         3,247          3,455

  Recoveries on loans ..........................................................           527            620

  Loans charged off ............................................................        (2,706)        (3,379)
                                                                                   -----------    -----------
  Balances, June 30 ............................................................   $    27,608    $    25,884
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is                 June 30,      December 31,
summarized below:                                      2007            2006
================================================================================

Non-accrual loans................................    $ 30,820       $ 17,926

Loans contractually past due 90 days
  or more other than nonaccruing.................       5,203          2,870

Restructured loans...............................          58             84
                                                     --------       --------
    Total........................................    $ 36,081       $ 20,880
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

                                                                     Three Months Ended June 30,
                                                           2007                                           2006
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    6,208        18,290,918    $     .34      $    7,291        18,385,298    $     .39
                                                                         ==========                                     ==========
Effect of dilutive stock options........                       77,595                                         77,980
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    6,208        18,368,513    $     .34      $    7,291        18,463,278    $     .39
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 714,716 and 659,659 shares for the three months ended June 30, 2007 and 2006 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                     Six Months Ended June 30,
                                                           2007                                           2006
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   13,979        18,350,606    $     .76      $   14,800        18,405,063    $     .80
                                                                         ==========                                     ==========
Effect of dilutive stock options........                       81,800                                         89,818
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   13,979        18,432,406    $     .76      $   14,800        18,494,881    $     .80
                                         ==========       ============   ==========     ==========       ============   ==========

Options to purchase 692,836 and 572,616 shares for the six months ended June 30, 2007 and 2006 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

The following represents the pension cost for the three and six months ended June 30, 2007 and 2006.

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                                2007          2006             2007          2006
                                                           --------------------------     -------------------------
Pension Cost
------------
Service cost............................................   $      123    $      131       $      247    $      262

Interest cost ..........................................          717           683            1,432         1,366

Expected return on plan assets .........................         (785)         (728)          (1,569)       (1,456)

Amortization of prior service cost......................            1             1                2             2

Amortization of the net loss............................          104            87              208           174
                                                           ----------    ----------       ----------    ----------
      Total Pension Cost................................   $      160    $      174       $      320    $      348
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

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders' equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company's fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company is currently evaluating the effect of adoption of this Statement on its financial condition and results of operations.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 8.  Subordinated Debentures

During the second quarter, First Merchants Corporation (the "Corporation") called its subordinated debentures payable to First Merchants Capital Trust I. The aggregate redemption price was the principal amount of $54,832,000 plus any accrued but unpaid interest at a rate of 8.75 percent. The redemption of the debentures was immediately followed by the redemption by First Merchants Capital Trust I of its outstanding common and preferred securities at their $25 liquidation value, plus any accrued but unpaid distributions.

In order to finance the redemption, the Corporation completed the issuance and sale of $55,000,000 in aggregate liquidation amount of Fixed/Floating Rate Capital Securities (the "Capital Securities") issued by the Corporation's newly formed subsidiary, First Merchants Capital Trust II, a Delaware Statutory Trust (the "Trust") in a trust preferred transaction. The Trust simultaneously issued 1,702 shares of the Trust's common securities (the "Common Securities") to the Corporation for the purchase price of $1,702,000, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Capital Securities and the Common Securities to purchase $56,702,000 in aggregate principal amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Corporation (the
"Debentures"). The net proceeds to the Corporation from the sale of the Debentures will be used by the Corporation to finance the redemption discussed above.

The Capital Securities and the Debentures will mature on September 15, 2037. Distributions on the Capital Securities are cumulative and will be payable quarterly at a fixed annual rate of 6.495% for the period from the date of issuance through September 15, 2012, and, thereafter, at an annual floating rate equal to three-month LIBOR plus 1.56%, reset quarterly. The Capital Securities are redeemable at any time after September 15, 2012 at par and without penalty, and may be redeemed earlier following the occurrence of specified Special
Events. In each case, the right of the Corporation to redeem the related Debentures, and thereby to cause the redemption of the Capital Securities, will be subject to the Corporation's receipt of prior approval from the Federal Reserve, if then required under applicable capital guidelines or policies of the Federal Reserve. The Corporation has the ability to defer interest payments on the Capital Securities for up to 20 consecutive quarterly periods (5 years), provided that there is no event of default. Interest on the Capital Securities will continue to accrue during the extension period, and all accrued principal and interest must be paid at the end of each extension period. During a deferral period, the Corporation may not, except in certain limited circumstances, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Corporation's capital stock or (ii) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with or junior in interest to the Debentures.

The Debentures were issued pursuant to an Indenture, (the "Indenture") between the Corporation as issuer and Wilmington Trust Company as trustee. The terms of the Debentures are substantially the same as the terms of the Capital Securities. The interest paid by Corporation on the Debentures will be used by the Trust to pay the quarterly distributions on the Capital Securities.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 8.  Subordinated Debentures  continued

The terms of the Capital Securities are governed by an Amended and Restated Declaration of Trust, (the "Trust Agreement") among the Corporation as sponsor, Wilmington Trust Company, as institutional trustee and Delaware trustee and the administrators named therein.

Under the terms of the Capital Securities, an event of default generally occurs upon the Corporation's failure to make required payments when due, its declaration of bankruptcy, or breach of certain covenants made in connection with the issuance of the Debentures, among other things.

In connection with the placement of the Capital Securities, the Corporation entered into a Guarantee Agreement with Wilmington Trust Company as guarantee trustee, (the "Guarantee Agreement"), for the purpose of guaranteeing the payment, after the expiration of any cure period, of any amounts to be paid by the Trust under the terms of the Capital Securities. The obligations of the Corporation under the Guarantee Agreement constitute unsecured obligations of the Corporation and rank subordinate and junior to all senior debt of the Corporation. The Guarantee Agreement shall terminate upon the full payment of the redemption price for the Capital Securities or full payment of the Debenture upon liquidation of the Trust.

The placement of the Securities was conducted pursuant to a Placement Agreement, (the "Placement Agreement"), among the Corporation, the Trust and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents.

The preceding description is qualified in its entirety by reference to the terms of the Trust Agreement, the Indenture, the Guarantee Agreement, the form of Capital Securities Certificate and the Placement Agreement which are filed as exhibits to this Form 10Q.

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

We believe there have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

BUSINESS SUMMARY

The Corporation is a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 66 banking center locations in 17 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation's business activities are currently limited to one significant business segment, which is community banking. As of June 30, 2007, the Corporation's financial service affiliates included four nationally chartered banks: First Merchants Bank, National Association, First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank. The banks provide commercial and retail banking services. In addition, the Corporation's trust company, multi-line insurance company and a title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

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

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2007, equaled $6,208,000, compared to $7,291,000 in the same period of 2006. Diluted earnings per share were $.34, a decrease of 12.8 percent from the $.39 reported for the second quarter 2006. Net income for the six months ended June 30, 2007, equaled $13,979,000, compared to $14,800,000 during the same period in 2006. Diluted earnings per share were $.76 a 5 percent decrease from the $.80 reported in 2006. The decrease in earnings per share for the second quarter as well as the six months ended June 30, 2007, is primarily a result of the $1.1 million after tax write-off of the unamortized underwriting fees associated with First Merchants Capital Trust I subordinated debentures. For further discussion see
Note 8 in the Notes to Consolidated Condensed Financial Statements and the discussion in Managements discussion and Analysis of Financial Condition under the heading "NET INTEREST MARGIN".

Annualized returns on average assets and average stockholders' equity for the three months ended June 30, 2007, were .69 percent and 7.53 percent, respectively, compared with .88 percent and 9.20 percent for the same period of 2006.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CAPITAL

Our regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was 7.5 percent at June 30, 2007 and 7.4 percent at year end 2006. In addition, at June 30, 2007, we had a Tier I risk-based capital ratio of 9.0 percent and total risk-based capital ratio of 10.9 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of
8.0 percent.

Our  tangible  capital  ratio,   defined  as  total  stockholders'  equity  less
intangibles net of tax to total assets less intangibles net of tax, equaled 5.5 percent as of June 30, 2007, and 5.7 percent at December 31, 2006.

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

                                               June 30,     December 31,
(Dollars in thousands)                           2007           2006

Average Goodwill ..........................  $   123,168    $   121,831
Average Core Deposit Intangible (CDI) .....       14,654         16,103
Average Deferred Tax on CDI ...............       (3,850)        (4,994)
                                             -----------    -----------
  Intangible Adjustment ...................  $   133,972    $   132,940
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   328,987    $   319,519
Intangible Adjustment .....................     (133,972)      (132,940)
                                             -----------    -----------
  Average Tangible Capital ................  $   195,015    $   186,579
                                             ===========    ===========

Average Assets ............................  $ 3,561,773    $ 3,371,386
Intangible Adjustment .....................     (133,972)      (132,940)
                                             -----------    -----------
  Average Tangible Assets .................  $ 3,427,801    $ 3,328,446
                                             ===========    ===========

Net Income ................................  $    13,979    $    30,198
CDI Amortization, net of tax ..............          960          1,920
                                             -----------    -----------
  Tangible Net Income .....................  $    14,939    $    32,118
                                             ===========    ===========

Diluted Earnings per Share ................  $       .76    $      1.64
Diluted Tangible Earnings per Share .......  $       .81    $      1.75

Return on Average GAAP Capital ............         8.50%          9.45%
Return on Average Tangible Capital ........        15.32%         17.21%

Return on Average Assets ..................          .78%           .90%
Return on Average Tangible Assets .........          .87%           .99%

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

At June 30, 2007, non-performing loans totaled $36,081,000, an increase of $15,201,000 from December 31, 2006, as noted in Note 4. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. An increase of $6.4 million in the first quarter of 2007 was primarily due to three loan relationships. Two of these loans are well secured by commercial real estate and the other is well secured by residential property. The increase of $8.8 million in the second quarter of 2007 was primarily due to two loan relationships secured by real estate developments, one commercial and one residential.

At June 30, 2007, impaired loans totaled $80,128,000, an increase of $19,808,000 from December 31, 2006. At June 30, 2007, an allowance for losses was not deemed necessary for impaired loans totaling $54,317,000, but an allowance of $6,003,000 was recorded for the remaining balance of impaired loans of $25,811,000 and is included in our allowance for loan losses.

At June 30, 2007, the allowance for loan losses was $27,608,000, an increase of $1,068,000 from year end 2006. As a percent of loans, the allowance was .98 percent at June 30, 2007 and .99 percent at December 31, 2006.

The provision for loan losses for the first six months of 2007 was $3,247,000, a decrease of $208,000 from $3,455,000 for the same period in 2006.
                                                                         Page 22

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
LIQUIDITY

Liquidity management is the process by which the Corporation ensures that adequate liquid funds are available. These funds are necessary in order for the Corporation and its subsidiaries to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to shareholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by the asset/liability committee at each subsidiary and by the Corporation's asset/liability committee.

Liquidity is dependent upon the Corporation's receipt of dividends from bank subsidiaries, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of our bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank. ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At June 30, 2007, total borrowings from the FHLB were $268,680,000. Our bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2007, was $74,828,000. At June 30, 2007, the revolving line of credit with LaSalle Bank, N.A. had a balance of $13,250,000 and a remaining borrowing capacity of $6,750,000.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $470,388,000 at June 30, 2007, an increase of $14,255,000 or 3.2 percent over
December 31, 2006. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $135,000 at June 30, 2007. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, the Corporation is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The banks provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at June 30, 2007 are as follows:

                                                                  At June 30,
(Dollars in thousands)                                               2007
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  698,048
Standby letters of credit .......................................     23,101
                                                                  ----------
                                                                  $  721,149
                                                                  ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and long-term debt at June 30, 2007 are as follows:

                                2007       2008       2009       2010       2011       2012       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    966   $  1,671   $  1,338   $  1,154   $    965   $    752   $  6,846
Borrowings ...............    308,015     75,233     27,358     46,108     18,949    111,911    587,574
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $308,981   $ 76,904   $ 28,696   $ 47,262   $ 19,914   $112,663   $594,420
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

We believe that our liquidity and interest sensitivity position at June 30, 2007, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios for the period ended May 31, 2008 assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation for the period ended May 31, 2008 are as follows:

Driver Rates            RISING             FALLING
=============================================================
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Three-Year CMT          200                (200)
Five-Year CMT           200                (200)
CD's                    200                (200)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at May 31, 2007. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $112,123  $106,430   $119,651

Variance from base                                    $ (5,693)  $  7,528

Percent of change from base                              (5.10)%     6.70%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2007, and December 31, 2006.

Earning assets increased by $123,000,000 in the six months ended June 30, 2007. Loans increased by $111,000,000 and investments increased by $14,000,000. The three largest loan increases include commercial and industrial of $53,000,000, commercial real estate loans of $34,000,000 and residential real estate of $16,000,000.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                           June 30,               December 31,
                                                                   2007                     2006
----------------------------------------------------------------------------------------------------
Interest-bearing time deposits ......................             $ 8,898                  $11,284

Investment securities available for sale ............             470,388                  455,933

Investment securities held to maturity ..............               8,893                    9,284

Mortgage loans held for sale ........................               2,842                    5,413

Loans ...............................................           2,806,068                2,692,601

Federal Reserve and Federal Home Loan Bank stock                   23,822                   23,691
                                                               ----------               ----------

                     Total ..........................          $3,320,911               $3,198,206
                                                               ==========               ==========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the six months ended June 30, 2007 and 2006.

During the six months ended June 30, 2007, asset yields increased 29 basis points (FTE) and interest costs increased 62 basis points, resulting in a 33 basis point (FTE) decrease in net interest income as compared to the same period in 2006.

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
(Dollars in Thousands)                                      2007          2006          2007          2006

Annualized Net Interest Income........................  $  110,459    $  111,062    $  109,380    $  110,709

Annualized FTE Adjustment.............................  $    4,093    $    3,969    $    4,052    $    3,940

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  114,552    $  115,031    $  113,432    $  114,649

Average Earning Assets................................  $3,275,760    $3,029,988    $3,242,966    $2,991,851

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        7.09%         6.87%         7.05%         6.76%

Interest Expense as a Percent
  of Average Earning Assets...........................        3.59%         3.07%         3.55%         2.93%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.50%         3.80%         3.50%         3.83%


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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

Total other income in the second quarter of 2007 was $1,355,000 or 16.1 percent higher than the same period of 2006.

Four items primarily account for the change:

1. Service charges in the second quarter of 2007 were $320,000 higher than the same period in 2006 due to mid-year fee increases in 2006.

2. Earnings on bank-owned life insurance increased $350,000 from the same period in 2006 due to the purchase of $21,500,000 in additional policies in 2006 and 2007.

3. Insurance commissions increased $323,000 due to the purchase of an insurance agency in late 2006.

4.       Trust fees increased $308,000 as a result of increased trust business.

Other income for the first six months of 2007 was $2,562,000 or 15.06 percent higher than the same period in 2006.

Four items primarily account for the change:

1. Service charges increased $777,000 from the same period in 2006 due to a mid-year fee increase in 2006.

2. Earnings on bank-owned life insurance increased $612,000 from the same period in 2006 due to the purchase of $21,500,000 in additional policies in 2006 and 2007.

3. Insurance commissions increased $457,000 due to the purchase of an insurance agency in late 2006.

4.       Trust fees increased $393,000 as a result of increased trust business.

OTHER EXPENSES

Total other expenses in the second quarter of 2007 were $3,845,000 or 16.1 percent higher than the same period in 2006.

Three items primarily account for the change:

1. Salary and employee benefit expenses were $1,071,000 higher in the second quarter of 2007, as compared to the same period in 2006 due to staff additions and normal annual increases. Approximately $332,000 of the increase is due to increases in share-based compensation expense.

2. Other expenses increased $535,000 primarily due to integration expenses related to bank combinations and name changes.

3. In the second quarter, the Corporation wrote off $1.8 million in unamortized underwriting fees associated with First Merchants Capital Trust I subordinated debentures.

Total other expenses for the first six months of 2007 were $4,251,000 or 8.9 percent higher than the same period in 2006:

Three items primarily account for the change:

1. Salary and employee benefit expenses were $1,249,000 higher in the same period in 2006 due to staff additions and normal annual increases. Approximately, $389,000 of the increase is due to increases in share-based compensation expense.

2. Other expenses increased $601,000 primarily due to integration expenses related to bank combinations and name changes.

3. In the second quarter, the Corporation wrote off $1.8 million in unamortized underwriting fees associated with First Merchants Capital Trust I subordinated debentures.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

Income tax expense, for the six months ended June 30, 2007, decreased by $1,325,000 from the same period in 2006. The effective tax rate was 26.7 and
30.3 percent for the 2007 and 2006 periods.

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

Item 2.   Unregistered Sales of Equity
          Securities and Use of Proceeds
---------------------------------------------------

         a.  None

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended June 30, 2007, as follows(1):

                                                                                               MAXIMUM NUMBER (OR
                                                                    TOTAL NUMBER OF        APPROXIMATE DOLLAR VALUE)
                                                               SHARES PURCHASED AS PART     OF SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE        OF PUBLICLY ANNOUNCED         BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE        PLANS OR PROGRAMS          THE PLANS OR PROGRAMS
      ------            ----------------    --------------    -------------------------    ------------------------
04/01/07 - 04/30/07               0                  0                     0                           0
05/01/07 - 05/31/07          63,010(2)          $24.17                     0                           0
06/01/07 - 06/30/07           1,417(1)          $24.05                     0                           0

(1) These shares were purchased in connection with the exercise of certain outstanding stock options.

(2) On January 23, 2007, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization was not publicly announced and expires January 22, 2008. The 60,000 referenced shares were purchased in open market transactions pursuant to this authorization. There were 48,000 remaining shares that may yet be purchased pursuant to such authorizations as of June 30, 2007. 3,010 of these shares were purchased in connection with the exercise of certain outstanding stock options.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

          None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          a. The Annual Meeting of Shareholders of the Corporation was held on April 24, 2007.

          b.  No response is required.

          c.  The following matters were voted on by shareholders:

          i) Election of Directors - The following directors were elected for a term of three years.

                                          Vote Count
                              --------------------------------
                                  Vote For       Vote Against
                              ----------------  --------------
     Michael L. Cox              13,905,020       1,188,814
     Charles E. Schalliol        14,555,205         538,630
     Terry L. Walker             14,555,610         538,225

          ii) Ratification of the appointment of Independent Public Accounting Firm - BKD, LLP, Indianapolis, Indiana: Votes For - 14,888,856, Votes Against - 84,378, Votes Abstained - 120,600.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                 4.1            First Merchants Corporation
                                Amended and Restated Declaration
                                of Trust of First Merchants
                                Capital Trust II dated as of
                                July 2, 2007 (Incorporated
                                by reference to registrant's
                                Form 8-K filed on July 2, 2007)

                 4.2 Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on
                                July 2, 2007)

                 4.3            Guarantee Agreement dated as of
                                July 2, 2007 (Incorporated by
                                reference to registrant's Form 8-K
                                filed on July 2, 2007)

                 4.4            Form of Capital Securities
                                Certification of First Merchants
                                Capital Trust II (Incorporated
                                by reference to registrant's Form
                                8-K filed on July 2, 2007)

                10.1 Placement Agreement dated June 29, 2007 (Incorporated by reference to registrant's Form 8-K filed on
                                July 2, 2007)

                31.1            Certification of Chief               34
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               35
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           36
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


Date: August 9, 2007                    by /s/ Michael C. Rechin
     --------------------------            -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 9, 2007                    by /s/ Mark K. Hardwick
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

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                 4.1            First Merchants Corporation
                                Amended and Restated Declaration
                                of Trust of First Merchants
                                Capital Trust II dated as of
                                July 2, 2007 (Incorporated
                                by reference to registrant's
                                Form 8-K filed on July 2, 2007)

                 4.2 Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on
                                July 2, 2007)

                 4.3            Guarantee Agreement dated as of
                                July 2, 2007 (Incorporated by
                                reference to registrant's Form 8-K
                                filed on July 2, 2007)

                 4.4            Form of Capital Securities
                                Certification of First Merchants
                                Capital Trust II (Incorporated
                                by reference to registrant's Form
                                8-K filed on July 2, 2007)

                10.1 Placement Agreement dated June 29, 2007 (Incorporated by reference to registrant's Form 8-K filed on
                                July 2, 2007)

                31.1            Certification of Chief               34
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               35
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           36
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

Date: August 9, 2007                    by /s/ Michael C. Rechin
                                           -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: August 9, 2007                by: /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial  and
                                           Chief Accounting Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 9, 2007                    by /s/ Michael C. Rechin
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 9, 2007                    by /s/ Mark K. Hardwick
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