Form 10-K/A
FIRST MERCHANTS CORP
filed 2007-10-23
CIK 712534

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

                                                    Part of Form 10-K
              Documents                          Into Which Incorporated

Portions of the Registrant's Annual        Part I (Item 1)
Report to Shareholders for the year
ended December 31, 2006                    Part II (Items 5, 6, 7, 7A, and 8)

Portions of the Registrant's               Part III (Items 10 through 14)
Definitive Proxy Statement for
Annual Meeting of Shareholders
to be held April 24, 2007

                           FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2006:

      Exhibits:

         23     Consent of independent registered accounting firm

         28 Annual report on Form 11-K for First Merchants Corporation Employee Stock Purchase Plan (1999) and report of Plan's independent public accountants with respect to the financial statements

The above amendments are being filed to include the information required by Form 11-K.


                                         FIRST MERCHANTS CORPORATION
                                          (Registrant)


                                         By /s/Michael C. Rechin
                                         ___________________________
                                         Michael C. Rechin
                                         Chief Executive Officer

Date:  October 23, 2007

                                   EXHIBIT 23


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the registration statement of First Merchants Corporation on Form S-8 (File No. 33-28900) of our report dated October 18, 2007, on our audits of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2007 and 2006, and for the years ended June 30, 2007, 2006 and 2005, which report is included in Exhibit 28.

/s/BKD, LLP

Indianapolis, Indiana
October 18, 2007

                                   EXHIBIT 28


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 11-K



                   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2007



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



                           FIRST MERCHANTS CORPORATION
          (Name of issuer of the securities held pursuant to the plan)



                             200 East Jackson Street
                              Muncie, Indiana 47305
                     (Address of principal executive office)

             Report of Independent Registered Public Accounting Firm


Compensation Committee of the
    Board of Directors
First Merchants Corporation
Muncie, Indiana


We have audited the accompanying statements of financial condition of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2007 and 2006, and the related statements of income and changes in plan equity for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of June 30, 2007 and 2006, and the results of its operations for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ BKD, LLP

Indianapolis, Indiana
October 18, 2007

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)
                        Statements of Financial Condition
                             June 30, 2007 and 2006


Assets

                                                          2007                2006
                                                  --------------------------------------

      Investments - interest-bearing deposits       $        794,006    $        864,837
                                                    ================    ================

  Plan Equity                                       $        794,006    $        864,837
                                                    ================    ================


See Notes to Financial Statements

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)
                 Statements of Income and Changes in Plan Equity
                    Years Ended June 30, 2007, 2006 and 2005



                                                                 2007               2006                2005
                                                          ---------------------------------------------------------
      Investment income - interest                          $         11,054   $         11,795   $         10,727

      Participant contributions                                      839,202            902,848            993,138
                                                            ----------------   ----------------   ----------------
                                                                     850,256            914,643          1,003,865
                                                            ----------------   ----------------   ----------------

      Withdrawals and terminations paid in cash                       65,949             54,757             91,101

      Purchase and distribution of stock                             855,138            913,187            902,624
                                                            ----------------   ----------------   ----------------
                                                                     921,087            967,944            993,725
                                                            ----------------   ----------------   ----------------

      Income and changes in Plan equity for the year                 (70,831)           (53,301)            10,140


      Plan equity at beginning of year                               864,837            918,138            907,998
                                                            ----------------   ----------------   ----------------

      Plan equity at end of year                            $        794,006   $        864,837   $        918,138
                                                            ================   ================   ================

See Notes to Financial Statements

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


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

        In July 2007 and 2006, the Corporation issued 38,537 and 41,391 shares of its common stock for the offering period ended June 30, 2007 and 2006, at $20.43 and $20.66 per share.

        At June 30, 2007 and 2006, the Plan had 408 and 414 participants.

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)
                          Notes to Financial Statements
                             June 30, 2007 and 2006

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