Form 10-Q
period 2007-09-30
FIRST MERCHANTS CORP
filed 2007-11-09
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

As of October 26, 2007, there were 18,252,947 outstanding common shares, without par value, of the registrant.

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

                  Consolidated Condensed Statements of
                  Comprehensive Income.........................................5

                  Consolidated Condensed Statements of
                  Stockholders' Equity.........................................6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........8

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................18

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................28

 Item 4.          Controls and Procedures.....................................28

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................29

 Item 1.A.        Risk Factors................................................29

 Item 2.          Unregistered Sales of Equity
                  Securities and Use of Proceeds..............................29

 Item 3.          Defaults Upon Senior Securities.............................29

 Item 4.          Submission of Matters to a Vote of Security Holders.........29

 Item 5.          Other Information...........................................29

 Item 6.          Exhibits....................................................30

 Signatures...................................................................31

 Index to Exhibits............................................................32

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   September 30,  December 31,
                                                                       2007           2006
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    85,645    $    89,957
  Interest-bearing deposits......................................        22,295         11,284
  Investment securities available for sale ......................       465,992        455,933
  Investment securities held to maturity ........................         8,621          9,284
  Mortgage loans held for sale...................................         4,328          5,413
  Loans, net of allowance for loan losses of $27,635 and $26,540.     2,841,366      2,666,061
  Premises and equipment ........................................        44,255         42,393
  Federal Reserve and Federal Home Loan Bank stock...............        25,050         23,691
  Interest receivable ...........................................        25,954         24,345
  Core deposit intangibles ......................................        13,098         15,470
  Goodwill ......................................................       123,168        123,168
  Cash surrender value of life insurance.........................        70,082         64,213
  Other assets ..................................................        24,446         23,658
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,754,300    $ 3,554,870
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   355,339    $   362,058
    Interest-bearing ............................................     2,403,836      2,388,480
                                                                    -----------    -----------
      Total deposits ............................................     2,759,175      2,750,538
  Borrowings:
    Federal funds purchased .....................................        95,697         56,150
    Securities sold under repurchase agreements .................       103,846         42,750
    Federal Home Loan Bank Advances .............................       310,100        242,408
    Subordinated debentures, revolving credit lines
      and term loans ............................................       110,826         99,456
                                                                    -----------    -----------
      Total borrowings ..........................................       620,469        440,764
  Interest payable ..............................................         9,170          9,326
  Other liabilities..............................................        32,745         26,917
                                                                    -----------    -----------
      Total liabilities .........................................     3,421,559      3,227,545

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Preferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized --- 50,000,000 shares
    Issued and outstanding - 18,153,828 and 18,439,843 shares....         2,269          2,305
  Additional paid-in capital ....................................       140,642        146,460
  Retained earnings .............................................       197,609        187,965
  Accumulated other comprehensive loss ..........................        (7,779)        (9,405)
                                                                    -----------    -----------
      Total stockholders' equity ................................       332,741        327,325
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,754,300    $ 3,554,870
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,            September 30,
Interest Income:                                                    2007        2006         2007         2006
  Loans receivable
    Taxable ...................................................   $53,081     $48,738     $153,930     $137,475
    Tax exempt ................................................       368         189          818          588
  Investment securities
    Taxable ...................................................     3,581       3,289       10,257        9,097
    Tax exempt ................................................     1,613       1,645        4,925        4,905
  Federal funds sold ..........................................        41          13          133           41
  Deposits with financial institutions ........................       145         144          388          390
  Federal Reserve and Federal Home Loan Bank stock ............       328         307          955          938
                                                                  -------     -------     --------     --------
    Total interest income .....................................    59,157      54,325      171,406      153,434
                                                                  -------     -------     --------     --------
Interest expense:
  Deposits ....................................................    23,327      20,291       67,523       51,624
  Borrowings ..................................................     7,295       6,410       20,658       18,831
                                                                  -------     -------      -------      -------
    Total interest expense ....................................    30,622      26,701       88,181       70,455
                                                                  -------     -------      -------      -------
Net Interest Income ...........................................    28,535      27,624       83,225       82,979
Provision for loan losses .....................................     2,810       1,558        6,057        5,013
                                                                  -------     -------      -------      -------
Net Interest Income After Provision for Loan Losses ...........    25,725      26,066       77,168       77,966
                                                                  -------     -------      -------      -------
Other Income:
  Net realized loss on sale of available
    for sale securities .......................................                                 (1)
  Other income ................................................    10,848       8,835       30,419       25,843
                                                                  -------     -------      -------      -------
Total other income ............................................    10,848       8,835       30,418       25,843

Other expenses:
  Salaries and benefits .......................................    14,583      14,033       44,105       41,968
  Write-off of unamortized underwriting expenses ..............                              1,771
  Other expenses ..............................................    10,419       9,922       31,059       29,669
                                                                  -------     -------      -------      -------
Total other expenses ..........................................    25,002      23,955       76,935       71,637
                                                                  -------     -------      -------      -------
Income before income tax ......................................    11,571      10,946       30,651       32,172
Income tax expense ............................................     3,221       3,207        8,322        9,633
                                                                  -------     -------      -------      -------
Net Income ....................................................   $ 8,350     $ 7,739      $22,329      $22,539
                                                                  =======     =======      =======      =======

Per share:

    Basic .....................................................   $   .46     $   .42      $ 1.22       $ 1.23
    Diluted ...................................................       .46         .42        1.22         1.22
    Dividends .................................................       .23         .23         .69          .69

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  Three Months Ended        Nine Months Ended
                                                                                      September 30             September 30
                                                                                 ----------------------    ---------------------
                                                                                    2007         2006        2007         2006
                                                                                 ---------    ---------    ---------    --------
Net Income...................................................................... $   8,350    $  7,739     $  22,329    $ 22,539

Other comprehensive income (loss), net of tax:
  Unrealized losses on securities available for sale:
    Unrealized holding losses arising during the period, net of
      income tax benefit of $(1,584), $(2,742), $(312) and $(707) ..............     2,941       3,994           580         941

  Unrealized losses on cash flow hedge assets:
    Unrealized losses arising during the period, net of
      income tax benefit of $(525), $(79), $(346) and $(79) ....................      788          119           520         119
  Unrealized gain on pension minumum funding liability:
    Unrealized loss arising during the period, net of
      income tax expense of $(117), $0, $(351) and $0 ..........................      176                        526

Reclassification adjustment for losses included in net
  income, net of income tax expense of $0, $0, $0 and $0 .......................                                   1
                                                                                 ---------    ---------    ---------    --------
                                                                                    3,905        4,113         1,627       1,060
                                                                                 ---------    ---------    ---------    --------
Comprehensive income ........................................................... $ 12,255     $ 11,852     $  23,956    $ 23,599
                                                                                 =========    =========    =========    ========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2007         2006
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 327,325    $ 313,396

Net income .....................................................      22,329       22,539

Cash dividends on common stock .................................     (12,613)     (12,662)

Cash dividends on restricted stock awards ......................         (72)         (39)

Other comprehensive loss, net of tax............................       1,627        1,060

Stock issued under employee benefit plan .......................         787          857

Stock issued under dividend reinvestment and stock purchase plan         890          919

Stock options exercised ........................................         496          857

Tax benefit from stock options exercised .......................         106          132

Stock redeemed .................................................      (9,240)      (5,332)

Share-based compensation .......................................       1,106          564
                                                                   ---------    ---------

Balances, September 30 .........................................   $ 332,741    $ 322,291
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      ----------------------------------
                                                                                            2007              2006
                                                                                      ----------------  ---------------
Cash Flows From Operating Activities:
  Net income........................................................................  $       22,329    $       22,539
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           6,057             5,013
    Depreciation and amortization...................................................           3,240             6,495
    Share-based compensation........................................................           1,106               564
    Tax benefits from stock options exercised.......................................            (106)             (132)
    Mortgage loans originated for sale..............................................         (96,392)          (89,366)
    Proceeds from sales of mortgage loans...........................................          97,477            90,879
    Change in interest receivable...................................................          (1,609)           (4,256)
    Change in interest payable......................................................            (156)            4,362
    Other adjustments...............................................................           6,351           (19,886)
                                                                                      ---------------   ---------------
      Net cash provided by operating activities.....................................  $       38,297    $       16,212
                                                                                      ---------------   ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $      (11,011)   $           31
  Purchases of
    Securities available for sale...................................................         (60,568)          (82,027)
  Proceeds from maturities of
    Securities available for sale...................................................          50,934            42,581
    Securities held to maturity.....................................................             662             6,520
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................          (1,359)
  Purchase of bank owned life insurance ............................................          (3,500)             (420)
  Net change in loans...............................................................        (181,362)         (187,443)
  Other adjustments.................................................................          (3,231)           (7,589)
                                                                                      ---------------   ---------------
      Net cash used by investing activities.........................................  $     (209,435)   $     (228,347)
                                                                                      ---------------   ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $      (57,402)   $       (1,868)
    Certificates of deposit and other time deposits.................................          66,039           313,583
  Borrowings........................................................................         331,605           144,806
  Repayment of borrowings...........................................................        (153,770)         (233,894)
  Cash dividends on common stock....................................................         (12,613)          (12,662)
  Cash dividends on restricted stock awards.........................................             (72)              (39)
  Stock issued under employee benefit plan .........................................             787               857
  Stock issued under dividend reinvestment and stock purchase plans.................             890               919
  Stock options exercised...........................................................             496               857
  Tax benefit from stock options exercised..........................................             106               132
  Stock redeemed....................................................................          (9,240)           (5,332)
                                                                                      ---------------   ---------------
      Net cash provided by financing activities.....................................         166,826           207,359
                                                                                      ---------------   ---------------
Net Change in Cash and Cash Equivalents.............................................          (4,312)           (4,776)
Cash and Cash Equivalents, January 1................................................          89,957            70,417
                                                                                      ---------------   ---------------
Cash and Cash Equivalents, September 30.............................................  $       85,645    $       65,641
                                                                                      ===============   ===============

Additional cash flows information:
  Interest paid ....................................................................  $       88,337    $        66,093
  Income tax paid ..................................................................           6,939             11,273

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year.

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

NOTE 2.  Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1994 Stock Option Plan and The 1999 Long-term Equity Incentive Plan. The stock options, which have a ten year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years. The RSAs vest only if the employee is actively employed by the Corporation on the vesting date.

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

SFAS 123(R) requires the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2007 totaled $365,000 and $1,106,000, respectively, compared to $212,000 and $564,000 for the three and nine months ended September 30, 2006, respectively. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the nine months ended September 30, 2007, based on historical experience. In the Corporation's pro forma disclosures required under SFAS 123(R) for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,
                                                                            2007         2006               2007         2006
                                                                         -----------  -----------        -----------  -----------
      Stock and ESPP Options:
           Pre-tax compensation expense ..............................   $      152   $      165         $      445   $      417

           Income tax benefit ........................................          (12)           4                (28)         (16)
                                                                         ----------   ----------         ----------   ----------
      Stock and ESPP option expense, net of income taxes .............   $      140   $      169         $      417   $      401
                                                                         ==========   ==========         ==========   ==========

      Restricted Stock Awards:
           Pre-tax compensation expense ..............................   $      212   $       47         $      661   $      147

           Income tax benefit ........................................          (74)         (39)              (231)         (97)
                                                                         ----------   ----------         ----------   ----------
      Restricted stock awards expense, net of income taxes ...........   $      138   $        8         $      430   $       50
                                                                         ==========   ==========         ==========   ==========

      Total Share-Based Compensation:
           Pre-tax compensation expense ..............................   $      365   $      212         $    1,106   $      564

           Income tax benefit ........................................          (87)         (35)              (259)        (113)
                                                                         ----------   ----------         ----------   ----------
      Total share-based compensation expense, net of income taxes ....   $      278   $      177         $      847   $      451
                                                                         ==========   ==========         ==========   ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

As of September 30, 2007, unrecognized compensation expense related to stock options, RSAs and ESPPs totaling $332,000, $1,521,000 and $138,000, respectively, is expected to be recognized over weighted-average periods of .76,
1.92 and .75 years, respectively.

Stock option activity under the Corporation's stock option plans as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2007 ..................  1,067,247       $     23.87
  Granted .........................................     75,968             26.00
  Exercised .......................................    (48,609)            18.11
  Cancelled .......................................    (25,555)            23.34
                                                     ----------
  Outstanding at September 30, 2007 ...............  1,069,051       $     24.30           5.51      $ 512,118
                                                     ==========
  Vested and Expected to Vest at September 30, 2007  1,056,259       $     24.28           5.47      $ 512,118
  Exercisable at September 30, 2007 ...............    929,088       $     23.10           5.01      $ 512,118


The   weighted-average   grant  date  fair  value,   as  calculated   using  the
Black-Scholes option pricing model, was $5.91 for stock options granted during the nine months ended September 30, 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the first nine months of 2007 was $250,000. Exercise of options during this same period resulted in cash receipts of $496,000. The Corporation recognized a tax benefit of approximately $106,000 in the first nine months of 2007, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock awards outstanding as of September 30, 2007:

                                                                Weighted-Average
                                                   Number of     Grant-Date Fair
                                                    Shares           Value
                                                  ----------      -----------
  Unvested RSAs at January 1, 2007 .............     55,000        $    27.83
  Granted ......................................     57,775             26.07
  Forfeited ....................................     (6,166)            25.77
  Vested .......................................     (7,600)            25.48
                                                  ----------
  Unvested RSAs at September 30, 2007 ..........     99,009        $    27.11
                                                  ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2007 offering period and approximates $198,000. The ESPP options vest during the twelve month period ending June 30, 2008.

NOTE 3.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at September 30, 2007
  U.S. Treasury ........................     $  1,501    $     9              $  1,510
  U.S. Government-sponsored
    agency securities...................       82,771        140    $  (486)    82,425
  State and municipal ..................      162,902      1,499       (671)   163,730
  Mortgage-backed securities ...........      203,614        419     (2,747)   201,286
  Corporate Obligations ................       11,805                  (545)    11,260
  Marketable equity securities..........        6,095                  (314)     5,781
                                             --------   --------   --------   --------
      Total available for sale .........      468,688      2,067     (4,763)   465,992
                                             --------   --------   --------   --------


Held to maturity at September 30, 2007
  State and municipal...................        8,606        217       (308)     8,515
  Mortgage-backed securities............           15                               15
                                             --------   --------   --------   --------
      Total held to maturity ...........        8,621        217       (308)     8,530
                                             --------   --------   --------   --------
      Total investment securities ......     $477,309   $  2,284   $ (5,071)  $474,522
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
                                               ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Loans and Allowance

                                                                                  September 30,   December 31,
                                                                                       2007          2006
                                                                                   -----------    -----------
Loans:
  Commercial and industrial loans ..............................................   $   626,301    $   537,305
  Agricultural production financing and other loans to farmers .................       113,132        100,098
  Real estate loans:
    Construction ...............................................................       160,624        169,491
    Commercial and farmland ....................................................       912,063        861,429
    Residential ................................................................       769,890        749,921
  Individuals' loans for household and other personal expenditures .............       194,181        223,504
  Tax-exempt loans .............................................................        28,726         14,423
  Lease financing receivables, net of unearned income...........................         8,932          8,010
  Other loans ..................................................................        55,152         28,420
                                                                                   -----------    -----------
                                                                                     2,869,001      2,692,601
  Allowance for loan losses.....................................................       (27,635)       (26,540)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,841,366    $ 2,666,061
                                                                                   ===========    ===========

                                                                                        Nine Months Ended
                                                                                          September 30,

                                                                                       2007           2006
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    26,540    $    25,188

  Provision for losses .........................................................         6,057          5,013

  Recoveries on loans ..........................................................           777          1,421

  Loans charged off ............................................................        (5,739)        (4,647)
                                                                                   -----------    -----------
  Balances, September 30 .......................................................   $    27,635    $    26,975
                                                                                   ===========    ===========

Information on nonaccruing, contractually
past due 90 days or more other than
nonaccruing and restructured loans is              September 30,    December 31,
summarized below:                                      2007            2006
================================================================================

Non-accrual loans................................    $ 30,165       $ 17,926

Loans contractually past due 90 days
  or more other than nonaccruing.................       3,132          2,870

Restructured loans...............................          58             84
                                                     --------       --------
    Total........................................    $ 33,355       $ 20,880
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

                                                                     Three Months Ended September 30,
                                                           2007                                           2006
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $    8,350        18,221,467    $     .46      $    7,739        18,317,558    $     .42
                                                                         ==========                                     ==========
Effect of dilutive stock options........                       54,713                                         63,073
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $    8,350        18,276,180    $     .46      $    7,739        18,380,631    $     .42
                                         ==========       ============   ==========     ==========       ============   ==========

Options to  purchase  839,375  and  659,432  shares for the three  months  ended
September 30, 2007 and 2006 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                                     Nine Months Ended September 30,
                                                           2007                                           2006
                                        -------------------------------------------    -------------------------------------------
                                                        Weighted-                                      Weighted-
                                                         Average        Per Share                       Average        Per Share
                                         Income           Shares         Amount         Income           Shares         Amount
                                         ------           ------         ------         ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders................. $   22,329        18,307,087    $    1.22      $   22,539        18,375,574    $    1.23
                                                                         ==========                                     ==========
Effect of dilutive stock options........                       67,910                                         79,723
                                         ----------       ------------                  ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions............. $   22,329        18,374,997    $    1.22      $   22,539        18,455,297    $    1.22
                                         ==========       ============   ==========     ==========       ============   ==========

Options  to  purchase  706,641  and  647,801  shares for the nine  months  ended
September 30, 2007 and 2006 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

The following represents the pension cost for the three and nine months ended September 30, 2007 and 2006.

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                                2007          2006            2007          2006
                                                           --------------------------     -------------------------
Pension Cost
------------
Service cost............................................   $      124    $      131       $      371    $      393

Interest cost ..........................................          716           684            2,148         2,050

Expected return on plan assets .........................         (785)         (728)          (2,354)       (2,184)

Amortization of prior service cost......................            1             2                3             4

Amortization of the net loss............................          104            86              312           260
                                                           ----------    ----------       ----------    ----------
      Total Pension Cost................................   $      160    $      175       $      480    $      523
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

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 8.  Subordinated Debentures

During the second quarter, the Corporation called its subordinated debentures payable to First Merchants Capital Trust I. The aggregate redemption price was the principal amount of $54,832,000 plus any accrued but unpaid interest at a rate of 8.75 percent. The redemption of the debentures was immediately followed by the redemption by First Merchants Capital Trust I of its outstanding common and preferred securities at their $25 liquidation value, plus any accrued but unpaid distributions.

In order to finance the redemption, the Corporation completed the issuance and sale of $55,000,000 in aggregate liquidation amount of Fixed/Floating Rate Capital Securities (the "Capital Securities") issued by the Corporation's newly formed subsidiary, First Merchants Capital Trust II, a Delaware Statutory Trust (the "Trust") in a trust preferred transaction. The Trust simultaneously issued 1,702 shares of the Trust's common securities (the "Common Securities") to the Corporation for the purchase price of $1,702,000, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Capital Securities and the Common Securities to purchase $56,702,000 in aggregate principal amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Corporation (the
"Debentures"). The net proceeds to the Corporation from the sale of the Debentures were used by the Corporation to finance the redemption discussed above.

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

We believe there have been no significant changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

BUSINESS SUMMARY

The Corporation is a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 67 banking center locations in 17 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation's business activities are currently limited to one significant business segment, which is community banking. As of September 30, 2007, the Corporation's financial service affiliates included four nationally chartered banks: First Merchants Bank, National Association, First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank. The banks provide commercial and retail banking services. In addition, the Corporation's trust company, multi-line insurance company and a title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

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

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2007, equaled $8,350,000, compared to $7,739,000 in the same period of 2006. Diluted earnings per share were $.46, an increase of 9.5 percent from the $.42 reported for the third quarter of 2006. Net income for the nine months ended September 30, 2007, equaled $22,329,000, compared to $22,539,000 during the same period in 2006. Diluted earnings per share were $1.22 in both periods.

Annualized returns on average assets and average stockholders' equity for the three months ended September 30, 2007, were .90 percent and 10.14 percent, respectively, compared with .90 percent and 9.72 percent for the same period of 2006.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CAPITAL

Our regulatory capital continues to exceed regulatory "well capitalized" standards. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was
7.4 percent at September 30, 2007 and year end 2006. In addition, at September 30, 2007, we had a Tier I risk-based capital ratio of 9.0 percent and total risk-based capital ratio of 10.8 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent.

Our  tangible  capital  ratio,   defined  as  total  stockholders'  equity  less
intangibles net of tax to total assets less intangibles net of tax, equaled 5.6 percent as of September 30, 2007, and 5.7 percent at December 31, 2006.

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

                                             September 30,  December 31,
(Dollars in thousands)                           2007           2006

Average Goodwill ..........................  $   123,168    $   121,831
Average Core Deposit Intangible (CDI) .....       14,256         16,103
Average Deferred Tax on CDI ...............       (3,781)        (4,994)
                                             -----------    -----------
  Intangible Adjustment ...................  $   133,643    $   132,940
                                             ===========    ===========

Average Stockholders' Equity (GAAP Capital)  $   329,153    $   319,519
Intangible Adjustment .....................     (133,643)      (132,940)
                                             -----------    -----------
  Average Tangible Capital ................  $   195,510    $   186,579
                                             ===========    ===========

Average Assets ............................  $ 3,606,700    $ 3,371,386
Intangible Adjustment .....................     (133,643)      (132,940)
                                             -----------    -----------
  Average Tangible Assets .................  $ 3,473,057    $ 3,328,446
                                             ===========    ===========

Net Income ................................  $    22,329    $    30,198
CDI Amortization, net of tax ..............        1,119          1,920
                                             -----------    -----------
  Tangible Net Income .....................  $    23,448    $    32,118
                                             ===========    ===========

Diluted Earnings per Share ................  $      1.22    $      1.64
Diluted Tangible Earnings per Share .......  $      1.28    $      1.75

Return on Average GAAP Capital ............         9.04%          9.45%
Return on Average Tangible Capital ........        15.99%         17.21%

Return on Average Assets ..................          .83%           .90%
Return on Average Tangible Assets .........          .90%           .99%

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

At September 30, 2007, non-performing loans totaled $33,355,000, an increase of $12,475,000 from December 31, 2006, as noted in Note 4. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

At September 30, 2007, impaired loans totaled $85,316,000, an increase of $24,996,000 from December 31, 2006. In evaluating the adequacy of the allowance for losses on impaired loans, it was determined at September 30, 2007, that an allowance was not deemed necessary for impaired loans totaling $57,862,000 as they were adequately collateralized. An allowance of $5,716,000 was recorded for the remaining $27,455,000 and is included in our allowance for loan losses.

A significant portion of the increase in non-accrual loans can be attributed to two relationships. One relationship for $6.3 million deteriorated unexpectedly earlier in the year. In evaluating the future cash flow and collateral position, we anticipate no additional losses on this relationship. The second relationship for $2.3 million is also adequately collateralized and no additional losses are anticipated.

There has been a continued focus on the reduction of non-performing assets, with strategies to include aggressive collection, sales in the secondary market and other payoffs of troubled loans through the normal course of the business. While the non-performing loans were up in the first and second quarter of 2007, there was a decrease of 2,726,000 from June 30, 2007 to September 30, 2007. The top ten special mention loans are current and accruing interest, and thirteen of the top twenty classified loans are current and accruing interest.

At September 30, 2007, the allowance for loan losses was $27,635,000, an increase of $1,095,000 from year end 2006. As a percent of loans, the allowance was .96 percent at September 30, 2007 and .99 percent at December 31, 2006.

The provision for loan losses for the first nine months of 2007 was $6,057,000, a increase of $1,044,000 from $5,013,000 for the same period in 2006.

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank. ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At September 30, 2007, total borrowings from the FHLB were
$310,100,000. Our bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2007, was $38,342,000. At September 30, 2007, the revolving line of credit with LaSalle Bank, N.A. had a balance of $20,000,000 and a remaining borrowing capacity of $5,000,000.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $465,992,000 at September 30, 2007, an increase of $10,059,000 or 2.2 percent over December 31, 2006. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $384,000 at September 30, 2007. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, the Corporation is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The banks provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at September 30, 2007 are as follows:

                                                                At September 30,
(Dollars in thousands)                                               2007
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  659,708
Standby letters of credit .......................................     20,296
                                                                  ----------
                                                                  $  680,004
                                                                  ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and long-term debt at September 30, 2007 are as follows:

                                2007       2008       2009       2010       2011       2012       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $    479   $  1,697   $  1,372   $  1,170   $    950   $    672   $  6,340
Borrowings ...............    256,038     82,653     48,356     46,100     18,947    168,375    620,469
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $256,517   $ 84,350   $ 49,728   $ 47,270   $ 19,897   $169,047   $626,809
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

We believe that our liquidity and interest sensitivity position at September 30, 2007, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

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

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at August 31, 2007. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $115,793  $113,867   $115,191

Variance from base                                    $ (1,926)  $   (602)

Percent of change from base                              (1.70)%     (.50)%

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2007, and December 31, 2006.

Earning assets increased by $197,000,000 in the nine months ended September 30, 2007. Loans and loans held for sale increased by $175,000,000 and investments increased by $9,000,000. The three largest loan increases include commercial and industrial of $89,000,000, commercial real estate loans of $51,000,000 and residential real estate of $20,000,000.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                        September 30,             December 31,
                                                                   2007                     2006
----------------------------------------------------------------------------------------------------
Interest-bearing time deposits ......................          $   22,295               $   11,284

Investment securities available for sale ............             465,992                  455,933

Investment securities held to maturity ..............               8,621                    9,284

Mortgage loans held for sale ........................               4,328                    5,413

Loans ...............................................           2,869,001                2,692,601

Federal Reserve and Federal Home Loan Bank stock                   25,050                   23,691
                                                               ----------               ----------

                     Total ..........................          $3,395,287               $3,198,206
                                                               ==========               ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans) based on period ending amounts as of September 30, 2007 and December 31, 2006.

(Dollars in thousands)                             September 30,   December 31,
                                                       2007           2006
                                                    ----------     ----------
Deposits ........................................   $2,759,175     $2,750,538
Federal funds purchased..........................       95,697         56,150
Securities sold under repurchase agreements......      103,846         42,750
Federal Home Loan Bank advances .................      310,100        242,408
Subordinated debentures, revolving credit lines,
   term loans and other .........................      110,826         99,456
                                                    ----------     ----------
                                                    $3,379,644     $3,191,302
                                                    ==========     ==========

We have continued to leverage our capital position with Federal Home Loan Bank advances, as well as repurchase agreements which are pledged against investment securities as collateral for the borrowings. The interest rate risk is included as part of our interest simulation discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "LIQUIDITY" and "INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK".

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the six months ended September 30, 2007 and 2006.

During the nine months ended September 30, 2007, asset yields increased 22 basis points on a fully taxable equivalent basis (FTE) and interest costs increased 49 basis points, resulting in a 27 basis point (FTE) decrease in net interest income as compared to the same period in 2006.

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,               September 30,
(Dollars in Thousands)                                      2007          2006          2007          2006

Annualized Net Interest Income........................  $  114,142    $  110,499    $  110,967    $  110,639

Annualized FTE Adjustment.............................  $    4,265    $    3,953    $    4,123    $    3,944

Annualized Net Interest Income
  On a Fully Taxable Equivalent Basis.................  $  118,407    $  114,452    $  115,090    $  114,583

Average Earning Assets................................  $3,359,170    $3,125,079    $3,282,126    $3,036,748

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        7.17%         7.08%         7.09%         6.87%

Interest Expense as a Percent
  of Average Earning Assets...........................        3.65%         3.42%         3.58%         3.09%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.52%         3.66%         3.51%         3.78%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

HEDGING ACTIVITIES

On August 1, 2006, the Corporation purchased three prime-based interest rate floor agreements with an aggregate notional amount of $250 million and strike rates ranging from 6% to 7%. The combined purchase price of approximately $550,000 will be amortized on an allocated fair value basis over the three-year term of the agreements. The fair value of the floors at September 30, 2007 was $928,000. Ineffectiveness from the hedging relationships was immaterial. The Corporation's objective in using interest rate floors is to add stability to interest income by reducing its exposure to decreases in cash flows on its prime-based loans. An interest rate floor agreement involves the receipt of cash payments when the underlying interest rate falls below the floor strike rate over the life of the agreement without exchange of the underlying principal (notional) amount. The interest rate floors are designated as cash flow hedges and will be accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

Total other income in the third quarter of 2007 was $2,013,000 or 22.8 percent higher than the same period of 2006.

Six items primarily account for the change:

1. The sale of a branch building and other real estate resulted in gains of $666,000.

2. Earnings on bank-owned life insurance increased $279,000 from the same period in 2006 due to the purchase of $25,000,000 in additional policies in 2006 and 2007.

3. Net gains and fees on sales of mortgage loans increased $256,000 due to additional loans sold in the secondary market.

4. Insurance commissions increased $204,000 due to the purchase of an insurance agency in late 2006.

5. Service charges in the third quarter of 2007 were $186,000 higher than the same period in 2006 due to fee increases.

6.       Trust fees increased $122,000 as a result of increased trust business.

Other income for the first nine months of 2007 was $4,575,000 or 17.7 percent higher than the same period in 2006.

Five items primarily account for the change:

1. Service charges increased $963,000 from the same period in 2006 due to fee increases.

2. The sale of a branch building and other real estate resulted in gains of $916,000.

3. Earnings on bank-owned life insurance increased $891,000 from the same period in 2006 due to the purchase of $25,000,000 in additional policies in 2006 and 2007.

4. Insurance commissions increased $661,000 due to the purchase of an insurance agency in late 2006.

5.       Trust fees increased $515,000 as a result of increased trust business.

OTHER EXPENSES

Total other expenses in the third quarter of 2007 were $1,047,000 or 4.4 percent higher than the same period in 2006. Salary and employee benefit expenses were $1,071,000 higher in the third quarter of 2007, as compared to the same period in 2006 due to staff additions and normal annual increases. Approximately $221,000 of the increase is due to increases in share-based compensation expense.

Total other expenses for the first nine months of 2007 were $5,298,000 or 7.4 percent higher than the same period in 2006.

Three items primarily account for the change:

1. Salary and employee benefit expenses were $2,137,000 higher than the same period in 2006 due to staff additions and normal annual increases. Approximately, $552,000 of the increase is due to increases in share-based compensation expense.

2. In the second quarter, the Corporation wrote off $1.8 million in unamortized underwriting fees associated with First Merchants Capital Trust I subordinated debentures.

3. Other expenses increased $771,000 primarily due to integration expenses related to bank combinations and name changes.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

Income tax expense, for the nine months ended September 30, 2007, decreased by $1,311,000 from the same period in 2006. The effective tax rate was 27.2 and
29.9 percent for the 2007 and 2006 periods.

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

         a.  None

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended June 30, 2007, as follows(1):

                                                                                               MAXIMUM NUMBER (OR
                                                                    TOTAL NUMBER OF        APPROXIMATE DOLLAR VALUE)
                                                               SHARES PURCHASED AS PART     OF SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE        OF PUBLICLY ANNOUNCED         BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE        PLANS OR PROGRAMS          THE PLANS OR PROGRAMS
      ------            ----------------    --------------    -------------------------    ------------------------
07/01/07 - 07/30/07         145,999(1)          $22,53                     0                           0
08/01/07 - 08/31/07          50,000(2)          $20.68                     0                           0
09/01/07 - 09/30/07          13,108(3)          $20.88                     0                           0

On January 23, 2007, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization was not publicly announced and expires January 22, 2008.

On July 24, 2007, the Corporation's Board authorized management to repurchase up to 150,000 shares of the Corporation's Common Stock. This authorization was not publicly announced and also expires on January 22, 2008.

(1) Of the 145,999 shares 135,000 were purchased in open market transactions pursuant to the above listed authorizations. The remaining 10,999 shares were purchased in connection with the exercise of certain outstanding stock options.

(2) The 50,000 shares were purchased in open market transactions pursuant to the above listed authorizations.

(3) Of the 13,108 shares 13,000 were purchased in open market transactions pursuant to the above listed authorizations. The remaining 108 shares were purchased in connection with the exercise of certain outstanding stock options.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

          None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          None

Item 5.  Other Information
--------------------------

          a.  None

          b.  None

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                 3(ii)          Bylaws of First Merchants            33
                                Corporation, as most recently
                                amended on October 23, 2007

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

                10.1 Placement Agreement dated June 29, 2007 (Incorporated by reference to registrant's Form 8-K filed on
                                July 2, 2007)

                10.2            2007 Directors' Deferred
                                Compensation Plan dated as of
                                August 1, 2007 (Incorporated
                                by reference to registrants Form
                                8-K filed on August 15, 2007)

                31.1            Certification of Chief               47
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               48
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           49
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


Date: November 9, 2007                  by /s/ Michael C. Rechin
     --------------------------            -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 9, 2007                  by /s/ Mark K. Hardwick
     --------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                 3(ii)          Bylaws of First Merchants            33
                                Corporation, as most recently
                                amended on October 23, 2007

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

                10.1 Placement Agreement dated June 29, 2007 (Incorporated by reference to registrant's Form 8-K filed on
                                July 2, 2007)

                10.2            2007 Directors' Deferred
                                Compensation Plan dated as of
                                August 1, 2007 (Incorporated
                                by reference to registrants Form
                                8-K filed on August 15, 2007)

                31.1            Certification of Chief               47
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               48
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           49
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002

                                  EXHIBIT-3(ii)

                                    BYLAWS OF
                           FIRST MERCHANTS CORPORATION


     Following are the Bylaws of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law (hereinafter referred to as the "Act"), as most recently amended effective as of October 23, 2007:

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

                                    ARTICLE V

                               Board of Directors

     Section 1. Election, Number and Term of Office. The business and affairs of the Corporation shall be managed in accordance with the Act under the direction of a Board consisting of eleven (11) Directors, to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. The number of Directors may be changed by amendment of this Section by a two-thirds (2/3) vote of the Board of Directors.

     The Directors shall be divided into three (3) classes as nearly equal in number as possible, all Directors to serve three (3) year terms except as provided in the third paragraph of this Section. One class shall be elected at each annual meeting of the shareholders, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. Unless the number of Directors is changed by amendment of this Section, Class I shall have three
(3) Directors, and Classes II and III shall each have four (4) Directors. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

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

Date: November 9, 2007                  by /s/ Michael C. Rechin
                                           -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: November 9, 2007              by: /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2007                  by /s/ Michael C. Rechin
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2007                  by /s/ Mark K. Hardwick
     ---------------------------           -------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.