Form 10-K
period 2007-12-31
FIRST MERCHANTS CORP
filed 2008-03-17
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-K
                                   [Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal  year  ended  December  31,  2007
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________to_________

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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer,""accelerated filer,"and "smaller reporting company". Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer[X] Non-accelerated filer[ ] Smaller Reporting Company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

     The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $439,397,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2007).

     As of February 20, 2008 there were 18,551,275 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Documents                                Part of Form 10-K
           ------------                            into which incorporated
Portions of the Registrant's Definitive          --------------------------
Proxy Statement for Annual Meeting of           Part III (Items 10 through 14)
Shareholders to be held April 29, 2008

TABLE OF CONTENTS


FIRST MERCHANTS CORPORATION
-------------------------------------------------------------------------------

Five-Year Summary of Selected Financial Data                             3

Statement Regarding Forward-Looking Statements                           4

PART I
         Item 1.           Business                                      5
         Item 1A.          Risk Factors                                 21
         Item 1B.          Unresolved Staff Comments                    24
         Item 2.           Properties                                   25
         Item 3.           Legal Proceedings                            25
         Item 4.           Submission of Matters to a
                           Vote of Security Holders                     25
                           Supplemental Information -
                           Executive Officers of the Registrant         26

PART II
         Item 5.           Market for Registrant's Common Equity,
                           Related Stockholder Matters and Issuer
                           Purchases of Equity Securities               27
         Item 6.           Selected Financial Data                      29
         Item 7. Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                30
         Item 7A.          Quantitative and Qualitative Disclosure
                           about Market Risk                            41
         Item 8.           Financial Statements and Supplementary Data  42
         Item 9.           Changes in and Disagreements with
                           Accountants on Accounting and Financial
                           Disclosure                                   71
         Item 9A.          Controls and Procedures                      71
         Item 9B.          Other Information                            72

PART III
         Item 10.          Directors, Executive Officers and
                           Corporate Governance                         73
         Item 11.          Executive Compensation                       73
         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management and Related
                           Stockholder Matters                          73
         Item 13.          Certain Relationships and Related
                           Transactions                                 73
         Item 14.          Principal Accountant Fees and Services       73

PART IV
         Item 15.          Exhibits and Financial Statement Schedules   74


FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
==================================================================================================================================
(Dollars in Thousands, except share data)                      2007           2006           2005           2004           2003
==================================================================================================================================
Operations
Net Interest Income
     Fully Taxable Equivalent (FTE) Basis ..............   $  117,247     $  114,076     $  114,907     $  108,986     $  106,899
Less Tax Equivalent Adjustment .........................        4,127          3,981          3,778          3,597          3,757
                                                           ----------     ----------     ----------     ----------     ----------
Net Interest Income ....................................      113,120        110,095        111,129        105,389        103,142
Provision for Loan Losses ..............................        8,507          6,258          8,354          5,705          9,477
                                                           ----------     ----------     ----------     ----------     ----------
Net Interest Income
     After Provision for Loan Losses ...................      104,613        103,837        102,775         99,684         93,665
Total Other Income .....................................       40,551         34,613         34,717         34,554         35,902
Total Other Expenses ...................................      102,182         96,057         93,957         91,642         91,279
                                                           ----------     ----------     ----------     ----------     ----------
     Income Before Income Tax Expense ..................       42,982         42,393         43,535         42,596         38,288
Income Tax Expense .....................................       11,343         12,195         13,296         13,185         10,717
                                                           ----------     ----------     ----------     ----------     ----------
Net Income .............................................   $   31,639     $   30,198     $   30,239     $   29,411     $   27,571
                                                           ==========     ==========     ==========     ==========     ==========
Per Share Data<F1>
Basic Net Income .......................................   $     1.73     $     1.64     $     1.64     $     1.59     $     1.51
Diluted Net Income .....................................         1.73           1.64           1.63           1.58           1.50
Cash Dividends Paid ....................................          .92            .92            .92            .92            .90
December 31 Book Value .................................        18.88          17.75          17.02          16.93          16.42
December 31 Market Value (Bid Price) ...................        21.84          27.19          26.00          28.30          25.51

Average Balances
Total Assets ...........................................   $3,639,772     $3,371,386     $3,179,464     $3,109,104     $2,960,195
Total Loans<F2>........ ................................    2,794,824      2,569,847      2,434,134      2,369,017      2,281,614
Total Deposits .........................................    2,752,443      2,568,070      2,418,752      2,365,306      2,257,075
Securities Sold Under Repurchase Agreements
     (long-term portion) ...............................                                                       181
Total Federal Home Loan Bank Advances ..................      259,463        234,629        227,311        225,375        208,733
Total Subordinated Debentures, Revolving
      Credit Lines and Term Loans ......................      104,680         99,456        106,811         96,230         94,203
Total Stockholders' Equity .............................      330,786        319,519        315,525        310,004        293,603

Year-end Balances
Total Assets ...........................................   $3,782,087     $3,554,870     $3,237,079     $3,191,668     $3,076,812
Total Loans <F2>........................................    2,880,578      2,698,014      2,462,337      2,431,418      2,356,546
Total Deposits .........................................    2,884,121      2,750,538      2,382,576      2,408,150      2,362,101
Securities Sold Under Repurchase Agreements
      (long-term portion) ..............................                                                       320
Total Federal Home Loan Bank Advances ..................      294,101        242,408        247,865        223,663        212,779
Total Subordinated Debentures, Revolving
      Credit Lines and Term Loans ......................      115,826         83,956        103,956         97,206         97,782
Total Stockholders' Equity .............................      339,936        327,325        313,396        314,603        303,965

Financial Ratios
Return on Average Assets ...............................          .87%           .90%           .95%           .95%           .93%
Return on Average Stockholders' Equity .................         9.56           9.45           9.58           9.49           9.39
Average Earning Assets to Total Assets .................        90.91          91.15          90.93          90.28          89.99
Allowance for Loan Losses as % of Total Loans ..........          .98            .99           1.02            .93           1.08
Dividend Payout Ratio ..................................        53.18          56.10          56.44          58.23          60.00
Average Stockholders' Equity to Average Assets .........         9.09           9.48           9.92           9.97           9.92
Tax Equivalent Yield on Earning Assets  ................         7.10           6.92           6.26           5.72           5.98
Cost of Supporting Liabilities .........................         3.55           3.21           2.29           1.84           1.97
Net Interest Margin on Earning Assets ..................         3.55           3.71           3.97           3.88           4.01

<F1>Restated for all stock  dividends and stock splits.
<F2>Includes loans held for sale.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, those discussed in Item 1A, "RISK FACTORS".

Because of these and other uncertainties, the Corporation's actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Corporation's past results of operations do not necessarily indicate its future results.

PART I: ITEM 1. BUSINESS


PART I

Item 1. BUSINESS

GENERAL

First Merchants Corporation (the "Corporation") is a financial holding company headquartered in Muncie, Indiana. The Corporation's Common Stock is traded on NASDAQ's National Market System under the symbol FRME and was organized in September 1982. Since its organization, the Corporation has grown to include four affiliate banks with sixty-six banking locations in eighteen Indiana and three Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology. The Corporation's business activities are currently limited to one significant business segment, which is community banking.

The bank subsidiaries of the Corporation include the following:

o First Merchants Bank, National Association ("First Merchants") in Delaware, Hamilton, Marion, Henry, Randolph, Union, Fayette, Wayne, Butler (OH), Jay, Adams, Wabash, Howard and Miami counties;

o First Merchants Bank of Central Indiana, National Association ("Central Indiana") in Madison County;

o Lafayette Bank and Trust Company, National Association ("Lafayette"), in Tippecanoe, Carroll, Jasper, and White counties; and

o    Commerce  National Bank  ("Commerce") in Franklin and Hamilton  counties in
     Ohio.

The Corporation operates First Merchants Trust Company, National Association, a trust and asset management services company. The Corporation also operates First Merchants Insurance Services, Inc., a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana. The Corporation is also the majority owner of Indiana Title Insurance Company, LLC, which is a full-service title insurance agency. The Corporation operates First Merchants Reinsurance Co. Ltd., a small life reinsurance company whose primary business includes underwriting short-duration contracts of credit life and accidental and health insurance policies and debt cancellation contracts. Such policies and contracts are purchased by the Corporation's bank customers to cover the amount of debt incurred by the insured. No policies are issued for loans other than those originated by the subsidiary banks. First Merchants Reinsurance Co. Ltd. limits its self-insurance risk to the first $15,000 of exposure under each credit life policy and $350 per month on each accident and health policy. The company maintains the same standard for its debt cancellation contracts. The total self-insurance exposure as of December 31, 2007 totaled $22.5 million. All inter-company transactions are eliminated during the preparation of consolidated financial statements.

On April 1, 2007, the Corporation combined five of its bank charters into one. Frances Slocum Bank & Trust Company, National Association, Decatur Bank & Trust Company, National Association, The First National Bank of Portland and United Communities National Bank combined with First Merchants Bank, N.A. Also on April 1, 2007, the name of The Madison Community Bank was changed to First Merchants Bank of Central Indiana, National Association.

As of December 31, 2007, the Corporation had consolidated assets of $3.8 billion, consolidated deposits of $2.8 billion and stockholders' equity of $340 million. The Corporation is presently engaged in conducting commercial banking business through the offices of its four banking subsidiaries. As of December 31, 2007, the Corporation and its subsidiaries had 1,121 full-time equivalent employees.

Through its bank subsidiaries, the Corporation offers a broad range of financial services, including accepting time, savings and demand deposits; making consumer, commercial, agri-business and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; providing full-service brokerage; and providing other corporate services, letters of credit and repurchase agreements. Through various non-bank subsidiaries, the Corporation also offers personal and commercial lines of insurance and engages in the title agency business and the reinsurance of credit life, accident, and health insurance.

AVAILABLE INFORMATION

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at www.firstmerchants.com without charge, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These documents can also be read and copied at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

PART I: ITEM 1. BUSINESS


GENERAL continued

Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission's website at http://www.sec.gov. Additionally, the Corporation will also provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Ms. Cindy Holaday, Shareholder Relations Officer, First Merchants Corporation, P.O. Box 792, Muncie, IN 47308-0792.

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

REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES

BANK HOLDING COMPANY REGULATION

The Corporation is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Thus, it is the policy of the Federal Reserve that a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any subsidiary bank that may become "undercapitalized" (as defined in the FDICIA section of this Form 10-K) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

The BHC Act requires the Corporation to obtain the prior approval of the Federal Reserve before:

1. Acquiring direct or indirect control or ownership of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank or bank holding company;
2.   Merging or consolidating with another bank holding company; or
3.   Acquiring substantially all of the assets of any bank.

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

The BHC Act does not place territorial restrictions on such non-banking related activities.

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

PART I: ITEM 1. BUSINESS


CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES continued

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the Corporation must maintain a minimum level of Tier 1 capital to average total consolidated assets. The ratio is 3% in the case of bank holding companies, which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

The following are the Corporation's regulatory capital ratios as of December 31, 2007:

=============================================================================
                               Regulatory Minimum
                                      Corporation            Requirement
=============================================================================
Tier 1 Capital:                           8.8%                  4.0%
(to Risk-weighted Assets)

Total Capital:                           10.6%                  8.0%


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

All  of  the  Corporation's   affiliate  banks  exceed  the  risk-based  capital
guidelines of the OCC as of December 31, 2007.

FDIC IMPROVEMENT ACT OF 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks, which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA.

"Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by the bank's parent holding company. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly

PART 1: ITEM 1. BUSINESS


FDIC IMPROVEMENT ACT OF 1991 continued

undercapitalized. "Significantly undercapitalized" banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

As of December 31, 2007, each bank subsidiary of First Merchants is "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

DEPOSIT INSURANCE

The Corporation's affiliated banks are insured up to regulatory limits by the FDIC; and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (i) the bank's capitalization, and (ii) supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

DIVIDEND LIMITATIONS

National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2007, the Corporation's affiliate banks had a total of $40,084,000 retained net profits available for 2008 dividends to the Corporation without prior regulatory approval.

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

INTERSTATE BANKING AND BRANCHING

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), subject to certain concentration limits, required regulatory approvals and other requirements, (i) financial holding companies such as the Corporation are permitted to acquire banks and bank holding companies located in any state; (ii) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (iii) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.

FINANCIAL SERVICES MODERNIZATION ACT

The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the existing BHC Act. Under this legislation, bank holding companies would be permitted to conduct essentially unlimited securities and insurance activities as well as other activities determined by the Federal Reserve Board to be financial in nature or related to financial services. As a result, the Corporation is able to provide securities and insurance services. Furthermore, under this legislation, the Corporation is able to acquire, or be acquired, by brokerage and

PART I: ITEM 1. BUSINESS


FINANCIAL SERVICES MODERNIZATION ACT continued

securities firms and insurance underwriters. In addition, the Financial Services Modernization Act broadens the activities that may be conducted by national banks through the formation of financial subsidiaries. Finally, the Financial Services Modernization Act modifies the laws governing the implementation of the Community Reinvestment Act and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

THE SARBANES-OXLEY ACT

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things:

o a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

o    independence requirements for audit committee members;

o    independence requirements for company auditors;

o certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;

o the forfeiture by the chief executive officer and chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve-month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

o    disclosure of off-balance sheet transactions;

o    two-business day filing requirements for insiders filing Form 4s;

o disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;

PART I: ITEM 1. BUSINESS


THE SARBANES-OXLEY ACT continued

o the reporting of securities violations "up the ladder" by both in-house and outside attorneys;

o restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

o    the formation of a public accounting oversight board; and

o    various increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act contains provisions, which became effective upon enactment on July 30, 2002, including provisions, which became effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges developed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

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

PART I: ITEM 1. BUSINESS


STATISTICAL DATA

The following tables set forth statistical data on the Corporation and its subsidiaries.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND
                             INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table:

====================================================================================================================================
                                              Interest                        Interest                        Interest
                                   Average    Income/    Average   Average    Income/    Average   Average    Income/    Average
(Dollars in Thousands)             Balance    Balance     Rate     Balance    Balance     Rate     Balance    Balance     Rate
====================================================================================================================================
                                             2007                           2006                             2005
                                            -----                          -----                            -----
Assets:
Federal Funds Sold ............   $    3,308    $    172   5.2%   $    6,983    $    373   5.3%   $    8,385    $    264   3.1%
Interest-bearing Deposits......       10,580         582   5.5         7,831         500   6.4        16,683         695   4.2
Federal Reserve and
  Federal Home Loan Bank Stock.       24,221       1,299   5.4        23,473       1,256   5.4        23,019       1,185   5.1
Securities: <F1>
  Taxable .......................    300,854      13,744   4.6       289,692      12,316   4.3       263,435       9,612   3.6
  Tax-exempt <F2>................    175,152      10,074   5.8       175,072      10,100   5.8       162,965       9,807   6.0
                                  ----------    --------          ----------    --------          ----------    --------
    Total Securities.............    476,006      23,818   5.0       464,764      22,416   4.8       426,400      19,419   4.6
Mortgage Loans Held for Sale.....      6,107         549   9.0         4,620         176   3.8         2,746         113   4.1
Loans: <F3>
  Commercial ....................  1,955,750     151,158   7.7     1,704,026     128,888   7.6     1,569,270     105,740   6.7
  Real Estate Mortgage...........    412,008      26,288   6.4       441,407      27,813   6.3       464,426      27,334   5.9
  Installment ...................    400,191      29,276   7.3       405,006      29,891   7.4       385,097      25,248   6.6
  Tax-exempt <F2>................     20,768       1,718   8.3        14,788       1,274   8.6        12,595         989   7.9
                                  ----------    --------          ----------    --------          ----------    --------
    Total Loans .................  2,794,824     208,989   7.5     2,569,847     188,042   7.3     2,434,134     159,424   6.5
                                  ----------    --------          ----------    --------          ----------    --------
    Total Earning Assets.........  3,308,939     234,860   7.1     3,072,898     212,587   6.9     2,908,621     180,987   6.3
                                  ----------    --------          ----------    --------          ----------    --------
Net Unrealized Gain (Loss) on Securities
    Available for Sale...........     (3,624)                         (7,353)                         (1,217)
Allowance for Loan Losses........    (27,495)                        (26,443)                        (24,889)
Cash and Due from Banks..........     64,571                          58,305                          53,037
Premises and Equipment ..........     43,945                          40,227                          38,284
Other Assets ....................    253,436                         233,752                         205,628
                                   ---------                       ---------                       ---------
    Total Assets ................ $3,639,772                      $3,371,386                      $3,179,464
                                  ==========                      ==========                      ==========
Liabilities:
Interest-bearing Deposits:
    NOW Accounts ................ $  490,908      11,034   2.2%   $  396,477       6,065   1.5%   $  395,356       2,058   0.5%
    Money Market Deposit Accounts    246,706       7,648   3.1       251,746       7,551   3.0       280,508       4,899   1.7
    Savings Deposits ............    264,134       4,604   1.7       259,052       3,927   1.5       319,552       2,583   0.8
    Certificates and Other
      Time Deposits .............  1,407,151      66,635   4.7     1,333,408      56,771   4.3     1,149,679      36,581   3.2
                                  ----------    --------          ----------    --------          ----------    --------
  Total Interest-bearing
    Deposits.....................  2,408,899      89,921   3.7     2,240,683      74,314   3.3     2,145,095      46,121   2.2

Borrowings ......................    515,562      27,692   5.4       445,806      24,197   5.4       412,091      19,959   4.8
                                  ----------    --------          ----------    --------          ----------    --------
    Total Interest-bearing
     Liabilities.................  2,924,461     117,613   4.0     2,686,489      98,511   3.7     2,557,186      66,080   2.6
Noninterest-bearing Deposits.....    343,544                         327,387                         273,657
Other Liabilities ...............     40,981                          37,991                          33,096
                                  ----------                      ----------                      ----------
    Total Liabilities............  3,308,986                       3,051,867                       2,863,939
Stockholders' Equity ............    330,786                         319,519                         315,525
                                  ----------                      ----------                      ----------
    Total Liabilities and
     Stockholders' Equity........ $3,639,772     117,613   3.6    $3,371,386      98,511   3.2    $3,179,464      66,080   2.3
                                  ==========    --------          ==========    --------          ==========    --------
    Net Interest Income .........               $117,247                        $114,076                        $114,907
                                                ========                        ========                        ========
    Net Interest Margin..........                          3.5                             3.7                             4.0

<F1>Average  balance of  securities  is  computed  based on the  average of the historical amortized cost balances without the effects of the fair value adjustment.
<F2>Tax-exempt  securities and loans are presented on a fully taxable  equivalent basis, using a marginal tax rate of 35% from 2007, 2006, and 2005. Those totals equal $4,127, $3,981 and $3,778, respectively.
<F3>Nonaccruing loans have been included in the average balances.

PART I: ITEM 1. BUSINESS


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

====================================================================================================================================
(Dollars in Thousands on Fully                    2007 Compared to 2006                              2006 Compared to 2005
 Taxable Equivalent Basis)                     Increase (Decrease) Due To                         Increase (Decrease) Due To
====================================================================================================================================
                                          Volume         Rate          Total                 Volume         Rate          Total
                                         ========      ========       =======               ========      ========       =======


Interest Income:
  Federal Funds Sold ...............     $  (298)      $     97      $  (201)               $   (50)      $    159      $   109
  Interest-bearing Deposits ........         200           (118)          82                   (467)           272         (195)
  Federal Reserve and Federal
    Home Loan Bank Stock ...........          40              3           43                     24             47           71
  Securities .......................         550            852        1,402                  1,809          1,188        2,997
  Mortgage Loans Held for Sale .....          71            302          373                     72             (9)          63
  Loans ............................      16,640          3,934       20,574                  9,098         19,457       28,555
                                         --------      ---------    ---------               --------      ---------    ---------
  Totals ...........................      17,203          5,070       22,273                10,486         21,114       31,600
                                         --------      ---------    ---------               --------      ---------    ---------
Interest Expense:
  NOW Accounts .....................       1,673          3,296        4,969                      6          4,001        4,007
  Money Market Deposit
    Accounts........................        (153)           250           97                   (547)         3,199        2,652
  Savings Deposits..................          78            599          677                   (565)         1,909        1,344
  Certificates and Other
    Time Deposits...................       3,256          6,608        9,864                  6,480         13,710       20,190
  Borrowings........................       3,749           (254)       3,495                  1,713          2,525        4,238
                                         --------      ---------    ---------               --------      ---------    ---------
    Totals..........................       8,603         10,499       19,102                  7,087         25,344       32,431
                                         --------      ---------    ---------               --------      ---------    ---------

Change in Net Interest
  Income (Fully Taxable
  Equivalent Basis)................      $ 8,600       $ (5,429)   $   3,171                $ 3,399       $ (4,230)    $   (831)
                                         ========      =========                            ========      =========

Tax Equivalent Adjustment
  Using Marginal Rate
  of 35% for 2007, 2006,
  and 2005..........................                                    (146)                                             (203)
                                                                   ----------                                         ----------


Change in Net Interest
  Income...........................                                $   3,025                                          $  (1,034)
                                                                   =========                                          ==========

PART I: ITEM 1. BUSINESS


INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

====================================================================================================================================
                                                                                          GROSS             GROSS
                                                                     AMORTIZED          UNREALIZED        UNREALIZED          FAIR
(Dollars in Thousands)                                                  COST              GAINS             LOSSES            VALUE
====================================================================================================================================
Available for Sale at December 31, 2007
   U.S. Treasury ...............................                    $   1,501           $     18                           $  1,519
   U.S. Government-sponsored Agency Securities..                       67,793                240         $     98            67,935
   State and Municipal .........................                      150,744              2,324              156           152,912
   Mortgage-backed Securities ..................                      199,591              1,654            1,444           199,801
   Corporate Obligations........ ...............                       13,740                               1,294            12,446
   Marketable Equity Securities ................                        6,835                                 612             6,223
                                                                     --------           --------         --------          --------
      Total Available for Sale .................                      440,204              4,236            3,604           440,836
                                                                     --------           --------         --------          --------

Held to Maturity at December 31, 2007
   State and Municipal .........................                       10,317                237              298            10,256
   Mortgage-backed Securities ..................                           14                                                    14
                                                                     --------           --------         --------          --------
      Total Held to Maturity ...................                       10,331                237              298            10,270
                                                                     --------           --------         --------          --------
      Total Investment Securities ..............                     $450,535           $  4,473         $  3,902          $451,106
                                                                     ========           ========         ========          ========

Available for Sale at December 31, 2006
   U.S. Treasury ..........................................          $  1,502          $      1                            $  1,503
   U.S. Government-sponsored Agency Securities ............            87,193                69          $  1,284            85,978
   State and Municipal ....................................           168,262             2,251               892           169,621
   Mortgage-backed Securities .............................           195,228               600             3,983           191,845
   Other Asset-backed Securities ..........................
   Marketable Equity Securities ...........................             7,296                                 310             6,986
                                                                     --------          --------          --------          --------
      Total Available for Sale ............................           459,481             2,921             6,469           455,933
                                                                     --------          --------          --------          --------

Held to Maturity at December 31, 2006
   State and Municipal ....................................             9,266               432               200             9,498
   Mortgage-backed Securities .............................                18                                                    18
                                                                     --------          --------          --------          --------
      Total Held to Maturity ..............................             9,284               432               200             9,516
                                                                     --------          --------          --------          --------
      Total Investment Securities .........................          $468,765          $  3,353          $  6,669          $465,449
                                                                     ========          ========          ========          ========

Available for Sale at December 31, 2005
   U.S. Treasury ..........................................          $  1,586                            $      1          $  1,585
   U.S. Government-sponsored Agency Securities ............            83,026          $      1             1,836            81,191
   State and Municipal ....................................           167,095             2,159             1,131           168,123
   Mortgage-backed Securities .............................           168,019               139             5,656           162,502
   Other Asset-backed Securities ..........................                 1                                                     1
   Marketable equity securities ...........................             9,660                                 435             9,225
                                                                     --------          --------          --------          --------
      Total Available for Sale ............................           429,387             2,299             9,059           422,627
                                                                     --------          --------          --------          --------

Held to Maturity at December 31, 2005
   State and Municipal ....................................            11,609               283               412            11,480
   Mortgage-backed Securities .............................                30                                                    30
                                                                     --------          --------          --------          --------
      Total Held to Maturity ..............................            11,639               283               412            11,510
                                                                     --------          --------          --------          --------
      Total Investment Securities .........................          $441,026          $  2,582          $  9,471          $434,137
                                                                     ========          ========          ========          ========
====================================================================================================================================

(Dollars in Thousands)                                   Cost    Yield       Cost      Yield       Cost      Yield
====================================================================================================================================
                                                        2007                 2006                  2005
                                                       -----                -----                 -----
Federal Reserve and Federal Home Loan
   Bank Stock at December 31:
Federal Reserve Bank Stock ....................        $ 9,223      6.0%     $ 9,091      6.0%    $ 8,913       6.0%
Federal Home Loan Bank Stock ..................         16,027      4.3       14,600      4.3      14,287       4.3
                                                       -------               -------              -------
    Total .....................................        $25,250      4.9%     $23,691      4.9%    $23,200       4.9%
                                                       =======               =======              =======

The fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

PART I: ITEM 1. BUSINESS


INVESTMENT SECURITIES continued

There were no issuers included in our investment security portfolio at December 31, 2007, 2006 or 2005 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution (Dollars in Thousands) and average yields for the securities portfolio at December 31, 2007 were:

Securities available for sale December 31, 2007:

====================================================================================================================================
                                                       Within 1 Year                 1-5 Years                  5-10 Years
(Dollars in Thousands)                              Amount        Yield<F1>         Amount        Yield<F1>        Amount
Yield(1)
====================================================================================================================================
U.S. Treasury................................      $ 1,519          4.8%
U.S. Government-sponsored Agency Securities..       43,357          3.8       $ 24,479         4.7        $    99          4.6%
State and Municipal..........................       31,580          4.4         74,076         5.3         39,371          6.6
Corporate Obligations .......................                                       30         0.0
                                                   -------                    --------                    -------
    Total....................................      $76,456          4.1%      $ 98,585         5.1%       $39,470          6.6%
                                                   =======                    ========                    =======

                                                                            Marketable Equity
                                                                              and Mortgage -
                                             Due After Ten Years            Backed Securities                   Total
                                             -------------------         -----------------------                -----
                                            Amount         Yield<F1>       Amount         Yield<F1>        Amount      Yield<F1>
                                            ------         ------         ------         ------          ------        ------
U.S. Treasury........................                                                                  $  1,519         4.8%
U.S. Government-sponsored
   Agency Securities.................                                                                    67,935         4.1
State and Municipal..................     $  7,885           7.8%                                       152,912         5.6
Marketable Equity Securities.........                                  $   6,223           5.5%           6,223         5.5
Corporate Obligations ...............       12,416           6.5                                         12,446         6.5
Mortgage-backed Securities...........                                    199,801           4.8          199,801         4.8
                                          --------                     ---------                       --------
    Total............................     $ 20,301           7.0%      $ 206,024           4.8%        $440,836         5.0%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 2007:
====================================================================================================================================
                                                Within 1 Year                   1-5 Years                  5-10 Years
(Dollars in Thousands)                     Amount         Yield<F1>         Amount        Yield<F1>   Amount         Yield<F1>
====================================================================================================================================

State and Municipal..................     $    704           7.4%        $   276          7.8%       $  810           6.0%


<F1> Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% tax rate.

                                                                             Mortgage-Backed
                                            Due After Ten Years                Securities                     Total
                                           =====================            =================                =======
                                           Amount          Yield(1)       Amount        Yield(1)      Amount        Yield(1)
                                           ------          ------         ------        ------        ------        ------

State and Municipal..................     $ 8,527            7.1%                                     $10,317         7.1%
Other Asset-backed Securities........                                    $    14          8.4%             14         8.4
                                          -------                        -------                      -------
     Total............................    $ 8,527            7.1%        $    14          8.4%        $10,331         7.1%
                                          =======                        =======                      ======


PART I: ITEM 1. BUSINESS


INVESTMENT SECURITIES continued

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

====================================================================================================================================
                                                                              GROSS                   GROSS                  GROSS
                                                                 FAIR      UNREALIZED    FAIR      UNREALIZED    FAIR     UNREALIZED
(Dollars in Thousands)                                           VALUE        LOSSES     VALUE        LOSSES     VALUE       LOSSES
====================================================================================================================================
                                                                   Less than 12            12 Months or
                                                                       Months                  Longer                        Total
                                                                   --------------          --------------                 ---------
Temporarily Impaired Investment
   Securities at December 31, 2007:
U.S. Government-sponsored Agency Securities ...............                            $ 45,572     $   (98)     $45,572   $    (98)
State and Municipal .......................................     $   858      $   (7)     60,996        (447)      61,854       (454)
Mortgage-backed Securities ................................       3,489         (30)     86,161      (1,414)      89,560     (1,444)
Corporate Obligations .....................................      12,415      (1,294)                              12,415     (1,294)
Marketable Equity Securities ..............................                                 900        (612)         900       (612)
                                                               --------     -------    --------     -------     --------   --------
   Total Temporarily Impaired Investment Securities .......    $ 16,762     $(1,331)   $193,629     $(2,571)    $210,391   $ (3,902)
                                                               ========     =======    ========     =======     ========   ========

                                                               ---------------------------------------------------------------------
                                                                              GROSS                   GROSS                  GROSS
                                                                 FAIR      UNREALIZED    FAIR      UNREALIZED    FAIR     UNREALIZED
                                                                VALUE        LOSSES     VALUE        LOSSES     VALUE       LOSSES
                                                               ---------------------------------------------------------------------
                                                                    Less than 12            12 Months or
                                                                       Months                  Longer                       Total
                                                                   --------------          --------------                 ---------
Temporarily Impaired Investment
   Securities at December 31, 2006:
U.S. Government-sponsored agency securities ...............    $  1,576     $    (3)   $ 71,702     $(1,281)    $ 73,278   $ (1,284)
State and Municipal .......................................       9,608         (35)     81,841      (1,057)      91,449     (1,092)
Mortgage-backed Securities ................................       7,459         (20)    126,555      (3,963)     134,014     (3,983)
Corporate Obligations ....................................                                   28          (6)          28         (6)
Marketable Equity Securities ..............................       1,215        (304)                               1,215       (304)
                                                               --------     -------    --------     -------     --------   --------
   Total Temporarily Impaired Investment Securities .......    $ 19,858     $  (362)   $280,126     $(6,307)    $299,984   $ (6,669)
                                                               ========     =======    ========     =======     ========   ========

LOAN PORTFOLIO

TYPES OF LOANS

====================================================================================================================================

(Dollars in Thousands)                               2007              2006              2005              2004                2003
====================================================================================================================================
Loans at December 31:
  Commercial and Industrial Loans..............  $  662,701        $  537,305        $  461,102        $  451,227         $  435,221
  Agricultural Production
    Financing and Other Loans to Farmers.......     114,324           100,098            95,130            98,902             95,048
  Real Estate Loans:
    Construction...............................     165,425           169,491           174,783           164,738            149,865
    Commercial and Farmland....................     947,234           861,429           734,865           709,163            564,578
    Residential................................     744,627           749,921           751,217           761,163            866,477
  Individuals' Loans for
    Household and Other Personal Expenditures..     187,880           223,504           200,139           198,532            196,093
  Tax-exempt Loans.............................      16,423            14,423             8,263             8,203             16,363
  Lease Financing Receivables,
    Net of Unearned Income ....................       8,351             8,010             8,713            11,311              7,919
  Other Loans..................................      29,878            28,420            23,215            24,812             21,939
                                                 ----------        ----------        ----------        ----------         ----------
                                                  2,876,843         2,692,601         2,457,427         2,428,501         2,353,503
   Allowance for Loan Losses...................     (28,228)          (26,540)          (25,188)          (22,548)          (25,493)
                                                 ----------        ----------        ----------        ----------         ----------
       Total Loans.............................  $2,848,615        $2,666,061        $2,432,239        $2,405,503         $2,328,010
                                                 ==========        ==========        ==========        ==========         ==========

Residential  Real Estate Loans Held for Sale at December 31, 2007,  2006,  2005,
2004  and  2003  were  $3,735,000,   $5,413,000,   $4,910,000,  $3,367,000,  and
$3,043,000, respectively.

PART I: ITEM 1. BUSINESS


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding residential real estate, individuals' loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2007. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

====================================================================================================================================
                                                    Maturing         Maturing            Maturing
                                                    Within            1 - 5               Over
(Dollars in Thousands)                              1 Year            Years              5 Years              Total
====================================================================================================================================
Commercial and Industrial Loans................  $  365,246        $ 215,075           $  82,380          $  662,701
Agricultural Production Financing
  and Other Loans to Farmers...................      88,359           17,721               8,244             114,324
Real Estate - Construction.....................     121,260           40,901               3,264             165,425
Real Estate - Commercial and Farmland..........     342,938          469,754             134,542             947,234
Tax-exempt Loans...............................       9,953            3,363               3,107              16,423
Other Loans....................................      21,465            5,158               3,255              29,878
                                                 ----------        ---------            ---------         ----------
      Total....................................  $  949,221        $ 751,972            $234,792          $1,935,985
                                                 ==========        =========            =========         ==========


                                                  ================================================
                                                         Maturing                   Maturing
                                                          1 - 5                       Over
                                                          Years                     5 Years
                                                  ================================================
Loans Maturing After One Year with:

  Fixed Rate..............................          $     259,354               $    211,689
  Variable Rate...........................                492,618                     23,103
                                                    -------------               ------------
    Total.................................          $     751,972               $    234,792
                                                    =============               ============

NONACCRUING, CONTRACTUALLY PAST DUE 90 DAYS OR MORE OTHER THAN NONACCRUING AND RESTRUCTURED LOANS

====================================================================================================================================

(Dollars in Thousands)                              2007               2006             2005              2004               2003
====================================================================================================================================
Non-accrual Loans.........................       $ 29,031            $ 17,926        $ 10,030          $ 15,355           $ 19,453
Loans Contractually Past Due 90
  Days or More Other Than Nonaccruing.....          3,578              2,870            3,965             1,907              6,530
Restructured Loans........................            145                 84              310             2,019                641
                                                  -------            -------           -------           -------           -------
     Total Non-performing Loans...........        $32,754           $ 20,880         $ 14,305          $ 19,281           $ 26,624
                                                  =======            =======           =======           =======           =======

Nonaccruing loans are loans, which are reclassified to a nonaccruing status when in management's judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower, because of a deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

Interest income of $1,143,000 for the year ended December 31, 2007, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $2,009,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $65,867,000 as of December 31, 2007, not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements, about which there are doubts as to the borrowers' ability to comply with present repayment terms. For the Corporation, all criticized loans, including substandard, doubtful and loss credits are included in the impaired loan total.

The Corporation's affiliate banks generate commercial, mortgage and consumer loans from customers located primarily in north central and east-central Indiana and Butler, Franklin and Hamilton counties in Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

PART I: ITEM 1. BUSINESS


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

====================================================================================================================================

(Dollars in Thousands)                                2007             2006             2005             2004            2003
====================================================================================================================================
Allowance for Loan Losses:
  Balance at January<F1>....................         $ 26,540         $ 25,188         $ 22,548         $ 25,493        $ 22,417

  Charge offs:
    Commercial and Industrial<F1>...........            2,403            1,369            3,763            7,455           5,023
    Real Estate Mortgage<F2>................            4,309            3,613            2,117            1,588           2,111
    Individuals' Loans for Household and
      Other Personal Expenditures,
      Including Other Loans.................            1,845            1,528            1,864            1,858           5,005
                                                      --------         --------         --------         --------        --------
      Total Charge offs.....................            8,557            6,510            7,744           10,901          12,139
                                                      --------         --------         --------         --------        --------
  Recoveries:
    Commercial and Industrial<F3>............             551              291            1,283            1,629           1,002
    Real Estate Mortgage<F4> ................             750              863              122              161             421
    Individuals' Loans For Household and
      Other Personal Expenditures,
      Including Other Loans..................             437              450              625              461             588
                                                      --------         --------         --------         --------        --------
      Total Recoveries.......................           1,738            1,604            2,030            2,251           2,011
                                                      --------         --------         --------         --------        --------

  Net Charge offs............................           6,819            4,906            5,714            8,650          10,128
                                                      --------         --------         --------         --------        --------
  Provisions for Loan Losses.................           8,507            6,258            8,354            5,705           9,477
  Allowance Acquired in Purchase.............                                                                              3,727
                                                      --------         --------         --------         --------        --------
  Balance at December 31.....................         $28,228          $26,540          $25,188          $22,548         $25,493
                                                      ========         ========         ========         ========        ========



  Ratio of Net Charge offs During the
   Period to Average Loans
   Outstanding During the Period.............             .24%             .19%             .23%             .37%           .44%

<F1> Category  also  includes  the charge  offs for lease  financing,  loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.
<F2> Category includes the charge offs for construction, commercial and farmland and residential real estate loans.
<F3>  Category  also  includes  the  recoveries  for lease  financing,  loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.
<F4> Category includes the recoveries for construction,  commercial and farmland and residential real estate loans.

See the information regarding the analysis of loan loss experience in the Asset Quality/Provision for Loan Losses section of Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS


SUMMARY OF LOAN LOSS EXPERIENCE continued

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans.

==============================================================================================================================
                                                                    2007                             2006
(Dollars in Thousands)                                    Amount            Percent        Amount            Percent
==============================================================================================================================
Balance at December 31:
  Commercial and Industrial <f1>................         $  9,598            34.1%        $  9,598            31.0%
  Real Estate Mortgage <f2>.....................           12,561            58.8           12,479            60.5
  Individuals' Loans for Household and
    Other Personal Expenditures,
    Including Other Loans.....................              5,969             7.1            4,363             8.5
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 28,228           100.0%        $ 26,540           100.0%
                                                         ========           ======        ========           ======



                                                                    2005                               2004
                                                         -------------------------         -------------------------
                                                          Amount          Per Cent          Amount          Per Cent
                                                         --------         --------         --------         --------
Balance at December 31:
  Commercial and Industrial <f1>..............           $  7,430            30.9%        $ 16,821            30.9%
  Real Estate Mortgage <f2>...................             13,149            60.6            1,916            60.9
  Individuals' Loans for Household and
    Other Personal Expenditures,
    Including Other Loans.....................              4,509             8.5            3,711             8.5
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 25,188           100.0%        $ 22,548           100.0%
                                                         ========           ======        ========           ======

                                                                    2003
                                                         -------------------------
                                                          Amount          Per Cent
                                                         --------         --------
Balance at December 31:
  Commercial and industrial <f1>..............           $ 17,517            29.9%
  Real estate mortgage <f2>...................              4,441            60.8
  Individuals' Loans for Household and
    Other Personal Expenditures,
    Including Other Loans.....................              3,435             9.3
  Unallocated. .... ..........................                100             N/A
                                                         --------           ------
  Totals......................................           $ 25,493           100.0%
                                                         ========           ======

<F1>  Category  also includes the allowance for loan losses and percent of loans for lease financing, loans to financial institutions, tax-exempt loans, agricultural production financing and other loans to farmers and construction real estate loans.
<F2>  Category  includes the  allowance for loan losses and percent of loans for commercial real estate, farmland and residential real estate loans.

At December 31, 2007, the Corporation had no concentration of loans exceeding 10 percent of total loans, which are not otherwise disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.

Loan Administration and Loan Loss Charge-off Procedures

Primary responsibility and accountability for day-to-day lending activities rests with the Corporation's affiliate banks. Loan personnel at each bank have the authority to extend credit under guidelines approved by the bank's board of directors. Executive committees active at each bank serve as vehicles for communication between the banks and for the pooling of knowledge, judgment and experience of the Corporation's affiliate banks. These committees provide valuable input to lending personnel, act as an approval body, and monitor the overall quality of the banks' loan portfolios. The Corporation also maintains a loan grading and review program for its affiliate banks, which includes quarterly reviews of problem loans, delinquencies and charge offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for loan losses.

PART I: ITEM 1. BUSINESS


Loan Administration and Loan Loss Charge-off Procedures continued

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. The allowance is increased by the provision for loan losses and decreased by charge offs less recoveries. All charge offs are approved by the Banks' senior loan officer and are reported to the Banks' Boards. The Banks charge off loans when a determination is made that all or a portion of a loan is uncollectible or as a result of examinations by regulators and the independent auditors.

Provision for Loan Losses

In banking, loan losses are one of the costs of doing business. Although the Banks' management emphasize the early detection and charge-off of loan losses, it is inevitable that at any time certain losses exist in the portfolio, which have not been specifically identified. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. During the year, an estimate of the loss experience for the year serves as a starting point in determining the appropriate level for the provision. However, the amount actually provided in any period may be greater or less than net loan losses, based on management's judgment as to the appropriate level of the allowance for loan losses. The determination of the provision in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. For the Corporation, all criticized loans, including sub standard, doubtfulness and loss credits are included in the impaired loan total. Information on impaired loans is summarized below:

===================================================================================================================================

(Dollars in Thousands)                                                      2007               2006              2005
===================================================================================================================================
As of, and for the Year Ending December 31:
  Impaired Loans With an Allowance............................        $     21,304       $     17,291      $      7,540
  Impaired Loans for which the Discounted
    Cash Flows or Collateral Value Exceeds the
    Carrying Value of the Loan................................              65,645             43,029            44,840
                                                                      ------------       ------------      ------------

        Total Impaired Loans..................................        $     86,949       $     60,320      $     52,380
                                                                      ==============     ==============    ==============


Total Impaired Loans as a Percent of Total Loans..............               3.02%              2.24%             2.13%

  Allowance for Impaired Loans (Included in the
    Corporation's Allowance for Loan Losses)..................        $      6,034       $      4,130      $      2,824
  Average Balance of Impaired Loans...........................             103,272             66,139            44,790
  Interest Income Recognized on Impaired Loans................               6,675              5,143             3,511
  Cash Basis Interest Included Above..........................               1,143              1,364               650


DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2007, 2006 and 2005 are presented within the "Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and Interest Differential" table on page 11 of this Form 10-K.


As of December 31, 2007, certificates of deposit and other time deposits of $100,000 or more mature as follows:

=====================================================================================================================
                                     Maturing         Maturing          Maturing          Maturing
                                     3 Months           3-6               6-12            Over 12
(Dollars in Thousands)               or less           Months            Months            Months             Total
=====================================================================================================================
Certificates of Deposit and
  Other Time Deposits..........     $269,578         $ 91,199           $ 85,216         $ 49,637          $495,630
Percent .......................           54%              19%                17%              10%              100%


PART I: ITEM 1. BUSINESS


RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within the "Five - Year Summary of Selected Financial Data" on page 3 of this Form 10-K.

SHORT-TERM BORROWINGS

=============================================================================================

(Dollars in Thousands)                                        2007         2006         2005
=============================================================================================
Balance at December 31:
   Securities Sold Under Repurchase
     Agreements (Short-term Portion)..................     $ 72,247     $ 42,750     $106,415
   Federal Funds Purchased............................       52,350       56,150       50,000
                                                           --------     --------     --------
           Total Short-term Borrowings................     $124,597     $ 98,900     $156,415
                                                           ========     ========     ========

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-sponsored agency securities.

Pertinent information with respect to short-term borrowings is summarized below:

=============================================================================================

(Dollars in Thousands)                                        2007         2006         2005
=============================================================================================
Weighted Average Interest Rate on Outstanding
   Balance at December 31:

      Securities Sold Under Repurchase
         Agreements (Short-term Portion)..............          3.7%         4.4%         3.8%
      Total Short-term Borrowings.....................          3.9          4.9          4.3

Weighted Average Interest Rate During the Year:
      Securities Sold Under Repurchase
         Agreements(Short-term Portion)...............          4.3%         4.4%         2.1%
      Total Short-term Borrowings.....................          4.9          4.6          2.3

Highest Amount Outstanding at Any Month End
   During the Year:
      Securities Sold Under Repurchase
         Agreements (Short-term Portion)..............     $ 98,735     $ 98,765     $ 68,198
      Total Short-term Borrowings.....................      226,894      219,337      144,898

Average Amount Outstanding During the Year:
      Securities Sold Under Repurchase
         Agreements (Short-term Portion)..............    $ 62,040     $ 73,818      $ 77,969
      Total Short-term Borrowings.....................     127,345      109,577        95,447

                                    Page 20

PART I: ITEM 1A. AND ITEM 1B.


ITEM 1A. RISK FACTORS

RISK FACTORS

There are a number of factors, including those specified below, that may adversely affect the Corporation's business, financial results or stock price. Additional risks that the Corporation currently does not know about or currently views as immaterial may also impair the Corporation's business or adversely impact its financial results or stock price.

INDUSTRY RISK FACTORS

o The Corporation's business and financial results are significantly affected by general business and economic conditions.

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

o Changes in the domestic interest rate environment could reduce the Corporation's net interest income.

The operations of financial institutions, such as the Corporation, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, the Corporation's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

o Changes in the laws, regulations and policies governing banks and financial services companies could alter the Corporation's business environment and adversely affect operations.

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

o    The banking and  financial  services  industry is highly  competitive,  and
     competitive   pressures   could   intensify   and   adversely   affect  the
     Corporation's financial results.

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

PART I: ITEM 1A. AND ITEM 1B.


INDUSTRY RISK FACTORS continued


o Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Geopolitical conditions may also affect the Corporation's earnings. Acts or threats or terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions.

CORPORATION RISK FACTORS

o The Corporation's allowance for loan losses may not be adequate to cover actual losses.

The Corporation maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses represents management's estimate of probable losses inherent in the Corporation's loan portfolio. The Corporation's allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the first two components of the allowance. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes, will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate. In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

o The Corporation may suffer losses in its loan portfolio despite its underwriting practices.

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

o Because the nature of the financial services business involves a high volume of transactions, the Corporation faces significant operational risks.

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

o    A natural disaster could harm the Corporation's business.

Natural disasters could harm the Corporation's operations directly through interference with communications, as well as through the destruction of facilities and operational, financial and management information systems. These events could prevent the Corporation from gathering deposits, originating loans and processing and controlling its flow of business.

PART I: ITEM 1A. AND ITEM 1B.


CORPORATION RISK FACTORS continued

o    The   Corporation   faces  systems   failure  risks  as  well  as  security
     risks,including "hacking" and "identity theft".

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

o The Corporation relies on dividends from its subsidiaries for its liquidity needs.

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

o    The  Corporation's   reported  financial  results  depend  on  management's
     selection of accounting methods and certain assumptions and estimates.

The Corporation's accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation's management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with Generally Accepted Accounting Principles and reflect management's judgment of the most appropriate manner to report the Corporation's financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation's reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation's financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for loan losses; the valuation of investment securities; the valuation of goodwill and intangible assets; and pension accounting. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following: significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; or significantly increase its pension liability. For more information, refer to "Critical Accounting Policies" under Item 7. Part II. Management's Discussion and Analysis of Financial Condition and Results of Operations.

o Changes in accounting standards could materially impact the Corporation's financial statements.

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

o Significant legal actions could subject the Corporation to substantial uninsured liabilities.

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

PART I: ITEM 1A. AND ITEM 1B.


CORPORATION RISK FACTORS continued

o Negative publicity could damage the Corporation's reputation and adversely impact its business and financial results.

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

o Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

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

o    The Corporation's stock price can be volatile.

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

None.

PART I: ITEM 2., ITEM 3., AND ITEM 4.


ITEM 2.  PROPERTIES.

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. The building is owned by First Merchants.

The Corporation's affiliate banks conduct business through numerous facilities owned and leased by the respective affiliate banks. Of the 66 banking offices operated by the Corporation's affiliate banks, 46 are owned by the respective banks and 20 are leased from non-affiliated third parties.

None of the properties owned by the Corporation's affiliate banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2007 was $44,445,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

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

Michael C. Rechin, 49, President and Chief Executive Officer, Corporation (1) Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer, Corporation since November 2005; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.(1)

Mark K. Hardwick, 37, Executive Vice President and Chief Financial Officer, Corporation Executive Vice President and Chief Financial Officer of the
Corporation since December 2005; Senior Vice President and Chief Financial Officer from April 2002 to December 2005; Corporate Controller, Corporation from November 1997 to April 2002.

Jami L. Bradshaw, 45, Senior Vice President and Chief Accounting Officer, Corporation Senior Vice President and Chief Accounting Officer since May 2007; Vice President and Corporate Controller, Corporation from 2006 to May 2007; Assistant Vice President and Assistant Controller from 2002 to 2006.

Robert R. Connors, 58, Senior Vice President, Chief Information Officer, Corporation and First Merchants Senior Vice President and Chief Information Officer of the Corporation and First Merchants since January 2006; Senior Vice President of Operations and Technology, Corporation and First Merchants from August 2002 to January 2006.

Kimberly J. Ellington, 48, Senior Vice President and Director of Human Resources, Corporation Senior Vice President and Director of Human Resources since 2004; Vice President and Director of Human Resources, Corporation from 1999 to 2004.

Jeffrey  B.  Lorentson,  44,  Senior  Vice  President  and Chief  Risk  Officer,
Corporation Senior Vice President and Chief Risk Officer since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

David W. Spade, 55, Senior Vice President and Chief Credit Officer, Corporation Senior Vice President and Chief Credit Officer of the Corporation since February 2007; Vice President and Chief Credit Officer of the Corporation from December 2006 to February 2007;

(1) Michael L. Cox retired as the President and Chief Executive Officer of the Corporation on April 24, 2007, the date of the Corporation's annual meeting of shareholders. Mr. Rechin became the President and Chief Executive Officer at that time.

PART II: ITEM 5. AND ITEM 6.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation's common stock relative to the cumulative total returns of the Russell 2000 index and the Russell 2000 Financial Services index. The graph assumes that the value of the investment in the Corporation's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2002 and tracks it through December 31, 2007.


                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
            Among First Merchants Corporation, The Russell 2000 Index
                  And The Russell 2000 Financial Services Index

                              [LINE GRAPH OMITTED]

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.







---------------------------------------------------------------------------------------------------------------------------
                                                     12/31/02    12/31/03     12/31/04    12/31/05    12/31/06    12/31/07
---------------------------------------------------------------------------------------------------------------------------
First Merchants Corporation                            100.00      121.92       140.26      133.47      144.77      121.13
Russell 2000                                           100.00      147.25       174.24      182.18      215.64      212.26
Russell 2000 Financial Services                        100.00      139.84       169.34      173.06      206.72      171.95

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.


STOCK INFORMATION

====================================================================================================================================
                                                           PRICE PER SHARE
    QUARTER                                      HIGH                              LOW                    DIVIDENDS DECLARED<F1>
====================================================================================================================================
                                         2007             2006          2007             2006            2007             2006
                                      --------------------------     ---------------------------    ---------------------------
First Quarter  .............          $  27.46         $  29.42      $   22.75        $   24.37     $    .23         $    .23
Second Quarter .............             25.00            26.50          21.51            22.20          .23              .23
Third Quarter ..............             24.95            25.00          18.30            22.51          .23              .23
Fourth Quarter .............             23.44            27.99          19.92            22.81          .23              .23

The table above lists per share prices and dividend payments during 2007 and 2006. Prices are as reported by the National Association of Securities Dealers Automated Quotation - National Market System.

Numbers rounded to nearest cent when applicable.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ National Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 20, 2008, the number of shares outstanding was 18,551,275. There were 6,180 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to the Corporation's purchases of its equity securities during the quarter ended December 31, 2007, as follows:<f2>

=========================================================================================================================
                                                                   TOTAL NUMBER OF            MAXIMUM NUMBER OF
                        TOTAL NUMBER OF     AVERAGE PRICE      SHARES PURCHASED AS PART      SHARES THAT MAY YET
      PERIOD            SHARES PURCHASED    PAID PER SHARE     OF PUBLICALLY ANNOUNCED        BE PURCHASED UNDER
                                                                  PLANS OR PROGRAMS<f1>        THE PLANS OR PROGRAMS<f2>
=========================================================================================================================
October 1-31, 2007               0                       0                      0                      150,000
November 1-30, 2007        124,063<F2>               20.87                124,000                       26,000
December 1-31, 2007         41,198<f3>               22.29                 41,000                      485,000

<F1> The Liquidity  section of  Management's  Discussion & Analysis of Financial
Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and Note 14 to Consolidated Financial Statements included as Item 5 of this Annual Report on Form 10-K include discussions regarding dividend restrictions from the bank subsidiaries to the Corporation.
<F2> Of the 124,063 shares,  124,000 were purchased in open market  transactions pursuant to the above-listed authorizations. The remaining 63 shares were purchased in connection with the exercise of certain outstanding stock options.
<F3> Of the 41,198  shares,  41,000 were  purchased in open market  transactions pursuant to the above-listed authorizations. The remaining 198 shares were purchased in connection with the exercise of certain outstanding stock options.

On January 23, 2007, the Corporation's Board authorized management to repurchase up to 250,000 shares of the Corporation's Common Stock. This authorization was not publicly announced and expired January 22, 2008.


On July 24, 2007, the Corporation's Board authorized management to repurchase up to 150,000 shares of the Corporation's Common Stock. This authorization was not publicly announced and also expired on January 22, 2008.


On October 23, 2007 the Corporation's Board authorized management to repurchase up to 150,000 shares of the Corporation's Common Stock. This authorization expired on January 22, 2008 and was publicly announced on Form 8-K filed on October 29, 2007.


On December 4, 2007, the Corporation's Board authorized management to repurchase up to 500,000 shares of the Corporation's Common Stock. This authorization expires on December 31, 2008 and was publicly announced on Form 8-K filed on December 11, 2007.

PART II: ITEM 5. AND ITEM 6.


EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation's common stock that may be issued under equity compensation plans as of December 31, 2007.

====================================================================================================================================
                                                                                          Number of securities remaining
                                      Number of securities to      Weighted-average        available for future issuance
                                      be issued upon exercise      exercise price of        under equity compensations
                                      of outstanding options,     outstanding options,      plans (excluding securities
    Plan category                       warrants and rights       warrants and rights       reflected in first column)
====================================================================================================================================
Equity Compensation Plans Approved
  by Stockholders                                  1,018,076     $             24.37                          400,000<F1>
Equity Compensation Plans Not
  Approved by Stockholders<F2>                        36,354                   22.33
                                      -----------------------    --------------------    -----------------------------
  Total                                            1,054,430     $             24.30                          400,000(1)
                                      =======================    ====================    =============================

<F1> This number does not include shares remaining available for future issuance under the 1999 Long-term Equity Incentive Plan, which was approved by the Corporation's shareholders at the 1999 annual meeting. The aggregate number of shares that are available for grants under that Plan in any calendar year is equal to the sum of: (a> 1% of the number of common shares of the Corporation outstanding as of the last day of the preceding calednar year; plus (b> the number of shares that were available for grants, but not granted, under the Plan in any previous year; but in now event will the number of shares available for grants in any calednar year exceed 1.5% of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year. The 1999 Long-term Equity Incentive Plan will expire in 2009.
<F2> The only plan  reflected  above that was not approved by the  Corporation's stockholders relates to certain First Merchants Corporation Stock Option Agreements ("Agreements"). These Agreements provided for non-qualified stock options of the common stock of the Corporation, awarded between 1995 and 2002 to each director of First Merchants Bank, National Association who, on the date of the grants: (a) were serving as a director of First Merchants; (b) were not an employee of the Corporation, First Merchants, or any of the Corporation's other affiliated banks or the non-bank subsidiaries; and (c) were not serving as a director of the Corporation. The exercise price of the shares was equal to the fair market value of the shares upon the grant of the option. Options became 100 percent vested when granted and are fully exercisable six months after the date of the grant, for a period of ten years.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data is presented within the "Five - Year Summary of Selected Financial Data" on page 3 of this Annual Report on Form 10-K.

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of the Corporation's significant accounting policies, see the notes to the consolidated financial statements and discussion throughout this Form 10-K. Below is a discussion of the Corporation's critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Corporation's financial statements. Management has reviewed the application of these policies with the Corporation's Audit Committee.

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

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Reserves are established for each pool of loans using loss rates based on a three-year average net charge-off history by loan category.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge-off rates, changes in mix, concentrations of loans in specific industries, asset quality trends (delinquencies, charge offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation's internal loan review.

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

Valuation of Securities. The Corporation's available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES continued

length of time the fair value has been below cost, the expectation for that security's performance, the creditworthiness of the issuer and the Corporation's ability to hold the security to maturity. A decline in value that is considered to be other-than temporary is recorded as a loss within other operating income in the consolidated statements of income.

Pension. The Corporation provides pension benefits to its employees. In accordance with applicable accounting rules, the Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the balance sheet. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions.

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

Goodwill and Intangibles. For purchase acquisitions, the Corporation is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value, which in many instances involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

Goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The tests for impairment fair values are based on internal valuations using management's assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could have a significant impact on the carrying values of goodwill or intangibles and could result in impairment losses being recorded in future periods.

Derivative Instruments. As part of our asset/liability management program, the Corporation will utilize, from time-to-time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated income statements or other comprehensive income
(OCI) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

Derivatives that qualify for the hedge accounting treatment are designated as either: a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). To date, the Corporation has only entered into a cash flow hedge. For cash flow hedges, changes in the fair values of the derivative instruments are reported in OCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in OCI are reflected in the consolidated income statement in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, the Corporation establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized currently in the consolidated statements of income. The Corporation excludes the time value expiration of the hedge when measuring ineffectiveness.

RESULTS OF OPERATIONS

As of December 31, 2007 total assets equaled $3,782,087,000, an increase of $227,217,000 from December 31, 2006. Loans and investments, the Corporation's primary earning assets, increased by $168,500,000, or 5.4 percent. During 2007, management strategically reduced several earning asset categories, with a view toward higher performance and capital maximization. Details of these changes are discussed within the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS continued

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

Net income for 2007 totaled $31,639,000, an increase of $1,441,000, or 4.8 percent from 2006. Diluted earnings per share totaled $1.73, a 5.6 percent increase from $1.64 reported in 2006. The increase was primarily attributed to increases in earning assets. This volume increase was offset by a decrease in net interest margin of 16 basis points and increased expenses related to two strategic non-recurring expenses. The first is related to the early redemption of the Corporation's subordinated debentures payable to First Merchants Capital Trust I and subsequent redemption by First Merchants Capital Trust I of its outstanding common and preferred fixed rate securities (NASDAQ-FRMEP). The early redemption of the debentures required the Corporation to accelerate the recognition of the remaining unamortized underwriting fee of approximately $1.8 million, or $.06 per share. The second is related to expenses of $1.1 million related to the successful completion of the Corporation's integration of Commerce National Bank, as well as the charter and data mergers of four banks into First Merchants Bank, National Association. These factors and others are discussed within the respective sections of Management's Discussion and Analysis of Financial condition and Results of Operations.

Net income for 2006 totaled $30,198,000, a decrease of $41,000, or .1 percent from 2005. Diluted earnings per share totaled $1.64, a .6 percent increase from $1.63 reported in 2005. Net interest margin declined by 26 basis points in 2006 to 3.71 percent from 3.97 percent in 2005. As a result, net interest income declined by $1,034,000 despite strong improvements in earning assets. These factors and others are discussed within the respective sections of Management's Discussion and Analysis of Financial condition and Results of Operations.

Return on equity totaled 9.56 percent in 2007, 9.45 percent in 2006, and 9.58 percent in 2005. Return on assets totaled .87 percent in 2007, .90 percent in 2006 and .95 percent in 2005. Multiple factors impacting the reported financial results are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL

The Corporation's regulatory capital continues to exceed regulatory "well capitalized" standards. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses. The Corporation's Tier I capital to average assets ratio was 7.19 percent and 7.37 percent at December 31, 2007 and 2006, respectively.

In addition, at December 31, 2007, the Corporation had a Tier I risk-based capital ratio of 8.75 percent and total risk-based capital ratio of 10.55 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 8.99 percent as of December 31, 2007, down from 9.21 percent in 2006.

The Corporation's tangible capital ratio, defined as total stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled
5.72 percent as of December 31, 2007, up from 5.67 percent in 2006.

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

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


CAPITAL continued

========================================================================================
                                                                    December 31,
(Dollars in Thousands)                                          2007            2006
========================================================================================
Average Goodwill.....................................        $  123,191      $  121,831
Average Core Deposit Intangible (CDI)................            13,868          16,103
Average Deferred Tax on CDI..........................            (3,659)         (4,994)
                                                             ----------      ----------
  Intangible Adjustment..............................        $  133,400      $  132,940
                                                             ==========      ==========
Average Stockholders' Equity (GAAP Capital)..........        $  330,786      $  319,519
Intangible Adjustment................................          (133,400)       (132,940)
                                                             ----------      ----------
  Average Tangible Capital...........................        $  197,386      $  186,579
                                                             ==========      ==========
Average Assets.......................................        $3,639,772      $3,371,386
Intangible Adjustment................................          (133,400)       (132,940)
                                                             ----------      ----------
  Average Tangible Assets............................        $3,506,372      $3,328,446
                                                             ==========      ==========
Net Income...........................................        $   31,639      $   30,198
CDI Amortization, Net of Tax.........................             1,919           1,920
                                                             ----------      ----------
  Tangible Net Income................................        $   33,558      $   32,118
                                                             ==========      ==========
Diluted Earnings Per Share...........................        $     1.73      $     1.64
Diluted Tangible Earnings Per Share..................        $     1.83      $     1.75

Return on Average GAAP Capital.......................              9.56%           9.45%
Return on Average Tangible Capital...................             17.00%          17.21%

Return on Average Assets.............................              0.87%           0.90%
Return on Average Tangible Assets....................              0.96%           0.99%

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

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See Critical Accounting Policies)

At December 31, 2007, non-performing loans totaled $32,754,000, an increase of $11,874,000. Loans 90 days past due other than non-accrual and restructured loans increased by $769,000. The amount of non-accrual loans totaled $29,031,000 at December 31, 2007. Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower's management.

At December 31, 2007, impaired loans totaled $86,949,000, an increase of $26,629,000 from year-end 2006. At December 31, 2007, a specific allowance for losses was not deemed necessary for impaired loans totaling $65,645,000, but a specific allowance of $6,034,000 was recorded for the remaining balance of impaired loans of $21,304,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2007 was $103,272,000. The increase of total impaired loans is primarily due to the increase of performing, substandard classified loans, which comprise a portion of the Corporation's total impaired loans. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. For the Corporation, all criticized loans including substandard, doubtful and loss credits are included in the impaired loan total.

At December 31, 2007, the allowance for loan losses was $28,228,000, an increase of $1,688,000 from year-end 2006. As a percent of loans, the allowance was .98 percent at December 31, 2007 and .99 percent at December 31, 2006. Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at December 31, 2007. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. It requires management to make difficult,

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


ASSET QUALITY/PROVISION FOR LOAN LOSSES continued

subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes, will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate. In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

The provision for loan losses in 2007 was $8,507,000, or 30 basis points, an increase of $2,249,000 from $6,258,000, or 24 basis points, in 2006, reflecting the increase of 5 basis points in net charge offs during the year.

The provision for loan losses in 2006 was $6,258,000, or 24 basis points, a decrease of $2,096,000 from $8,354,000, or 34 basis points, in 2005, reflecting the decline of 4 basis points in net charge offs during the year.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.

================================================================================
                                                                December 31,
(Dollars in Thousands)                                      2007            2006
================================================================================
Non-accrual Loans ..............................         $29,031         $17,926

Loans Contractually
   Past Due 90 Days or More
   Other than Non-accruing .....................           3,578           2,870

Restructured Loans .............................             145              84
                                                         -------         -------

   Total .......................................         $32,754         $20,880
                                                         =======         =======

The table below represents loan loss experience for the years indicated.

========================================================================================================

(Dollars in Thousands)                                             2007            2006            2005
========================================================================================================
Allowance for Loan Losses:
    Balance at January 1 ..................................      $26,540         $25,188         $22,548
                                                                 -------         -------         -------
    Charge offs ...........................................        8,557           6,510           7,744
    Recoveries ............................................        1,738           1,604           2,030
                                                                 -------         -------         -------
    Net charge offs .......................................        6,819           4,906           5,714
    Provision for Loan Losses .............................        8,507           6,258           8,354
                                                                 -------         -------         -------
    Balance at December 31 ................................      $28,228         $26,540         $25,188
                                                                 =======         =======         =======
   Ratio of Net Charge offs During the Period to
     Average Loans Outstanding During the Period ..........         .24%            .19%            .23%

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


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

Liquidity is dependent upon the receipt of dividends from bank subsidiaries, which are subject to certain regulatory limitations as explained in Note 14 to the consolidated financial statements, and access to other funding sources. Liquidity of our bank subsidiaries is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. ("LaSalle") as funding sources. At December 31, 2007, total borrowings from the FHLB were $294,101,000. Our bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from FHLB at December 31, 2007, was $18,486,000. At December 31, 2007, the revolving line of credit with LaSalle Bank had a balance of $25,000,000 with no remaining borrowing capacity.

For further discussion, see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $440,836,000 at December 31, 2007, a decrease of $15,097,000, or 3.3 percent below December 31, 2006. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $704,000 at December 31, 2007. In addition, other types of assets, such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, the Corporation is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in the Corporation's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Corporation provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2007 are as follows:

=======================================================================================
                                                              At December 31,
(Dollars in Thousands)                                            2007
=======================================================================================
Amounts of Commitments:
Loan Commitments to Extend Credit ......................      $  747,070
Standby Letters of Credit ..............................          25,431
                                                              ----------
                                                               $ 772,501
                                                              ==========

Since many of the commitments are expected to expire unused, or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


LIQUIDITY continued

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities. The required payments under such commitments and other borrowing arrangements at December 31, 2007 are as follows:

===========================================================================================================
                                                                                       2013 and
(Dollars in Thousands)               2008      2009      2010      2011       2012      after     Total
===========================================================================================================
Operating Leases                  $  1,708   $ 1,385   $ 1,178   $   953   $    600   $     73  $  5,897
Federal Funds Purchased             52,350                                                        52,350
Securities Sold Under
  Repurchase Agreements             72,247              10,000               14,250     10,000   106,497
Federal Home Loan Bank advances    108,398    53,351    46,080    18,944     51,679     15,649   294,101
Subordinated Debentures,
  Revolving Credit Lines and
  Term Loans                        25,000                                              90,826   115,826
                                  --------   -------   -------   -------   --------   --------  --------
Total                             $259,703   $54,736   $57,258   $19,897   $ 66,529   $116,548  $574,671
                                  ========   =======   =======   =======   ========   ========  ========

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

Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2007, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2007.

===================================================================================================================================
                                                                                      At December 31, 2007

(Dollars in Thousands)                                          1-180 DAYS   181-365 DAYS    1-5 YEARS    BEYOND 5 YEARS    TOTAL
===================================================================================================================================
Rate-Sensitive Assets:
   Interest-bearing Deposits ...............................   $   24,931                                               $   24,931
   Investment Securities ...................................       68,237    $   48,785     $  294,972     $   39,173      451,167
   Loans ...................................................    1,418,945       445,722        914,738        101,173    2,880,578
   Federal Reserve and Federal Home Loan Bank stock ........                                    25,250                      25,250
                                                               ----------    ----------     ----------     ----------   ----------
        Total Rate-sensitive Assets ........................    1,512,113       494,507      1,234,960        140,346    3,381,926
                                                               ----------    ----------     ----------     ----------   ----------
Rate-Sensitive Liabilities:
   Federal Funds Purchased .................................       52,350                                                   52,350
   Interest-bearing Deposits ...............................    1,843,652       301,391        318,066         20,463    2,478,421
   Securities Sold Under Repurchase Agreements .............       72,247                       10,000         24,250      106,497
   Federal Home Loan Bank Advances .........................      109,050        10,631        119,837         54,583      294,101
   Subordinated Debentures, Revolving Credit
     Lines and Term Loans  .................................       55,000                                      60,826      115,826
                                                               ----------    ----------     ----------     ----------   ----------
        Total Rate-sensitive Liabilities ...................    2,132,299       312,022        447,903        160,122    3,047,195
                                                               ----------    ----------     ----------     ----------   ----------

Interest Rate Sensitivity gap by Period ....................   $ (613,597)   $  182,485     $  787,057     $  (16,517)
Cumulative Rate Sensitivity gap ............................     (613,597)     (431,113)       355,945        339,428
Cumulative Rate Sensitivity gap Ratio
   at December 31, 2007 ....................................         71.1%         82.3%         112.3%         111.2%
   at December 31, 2006 ....................................         73.5%         78.0%         113.3%         113.0%

The Corporation had a cumulative negative gap of $437,207,000 in the one-year horizon at December 31, 2007, just over 11.6 percent of total assets.

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

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


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

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For mortgage-related assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, such as savings, money market, NOW and demand deposits, reflect management's best estimate of expected future behavior.

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation are as follows:

================================================================================
Driver Rates                      RISING              FALLING
================================================================================
Prime                             200 Basis Points      (200) Basis Points
Federal Funds                     200                   (200)
One-Year CMT                      200                   (200)
Two-Year CMT                      200                   (200)
CD's                              200                   (193)
FHLB Advances                     200                   (200)

Results for the base, rising and falling interest rate scenarios are listed below based upon the Corporation's rate sensitive assets and liabilities at December 31, 2007. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

================================================================================
                                              BASE      RISING      FALLING
================================================================================
Net Interest Income (Dollars in Thousands)  $117,693  $120,089    $116,063
Variance from Base                                    $  2,396    $ (1,630)
Percent of Change from Base                               2.0%       (1.4)%

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation are as follows:

================================================================================
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

===============================================================================
                                              BASE       RISING     FALLING
===============================================================================
Net Interest Income (Dollars in Thousands)  $109,090   $108,036    $108,429
Variance from Base                                     $ (1,054)   $  (631)
Percent of Change from Base                                (.96)%     (.58)%

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2007, and December 31, 2006. Earnings assets increased by $183,720,000. Loans increased by $182,564,000. The largest loan segments that increased were in commercial and industrial of $125,396,000 and commercial and farmland real estate of $85,805,000. Loan categories that decreased included residential real estate and loans to individuals. The residential real estate loan category decreased primarily due the sale of $27 million of seasoned, long-duration conforming mortgage loans. The loans to individuals decreased as management strategically reduced its indirect lending function, our lowest yielding loan category.

Investments decreased by $14,050,000 as lower yielding investments matured and were reinvested in the higher yielding loans.

==================================================================================================
(Dollars in Thousands)                                          December 31,
==================================================================================================
                                                            2007              2006
                                                          --------          --------
Interest-bearing Time Deposits                          $   24,931        $   11,284
Investment Securities Available for Sale ............      440,836           455,933
Investment Securities Held to Maturity ..............       10,331             9,284
Mortgage Loans Held for Sale ........................        3,735             5,413
Loans ...............................................    2,876,843         2,692,601
Federal Reserve and Federal Home Loan Bank stock ....       25,250            23,691
                                                         ---------         ---------
    Total ...........................................   $3,381,926        $3,198,206
                                                         =========         =========

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; subordinated debentures, revolving credit lines and term loans) based on year-end levels at December 31, 2007 and 2006.

==================================================================================================
(Dollars in Thousands)                                        December 31,
==================================================================================================
                                                       2007                  2006
                                                    ----------           ----------
Deposits ........................................   $2,844,121           $2,750,538
Federal Funds Purchased..........................       52,350               56,150
Securities Sold Under Repurchase Agreements......      106,497               42,750
Federal Home Loan Bank Advances .................      294,101              242,408
Subordinated Debentures, Revolving Credit Lines
   and Term Loans................................      115,826               99,456
                                                    ----------           ----------
                                                    $3,412,895           $3,191,302
                                                    ==========           ==========

The Corporation has continued to leverage its capital position with Federal Home Loan Bank advances, as well as repurchase agreements, which are pledged against acquired investment securities as collateral for the borrowings. The interest rate risk is included as part of the Corporation's interest simulation discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "LIQUIDITY" and "INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK".

NET INTEREST INCOME

Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The following table presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2007.

In 2007, asset yields increased 18 basis points on a fully taxable equivalent basis (FTE) and interest cost increased 34 basis points, resulting in a 16 basis point (FTE) decrease in net interest margin as compared to 2006. During the period, growth in earning assets produced a positive volume variance of $8,600,000 (FTE), while interest rate compression produced a negative rate variance of $5,429,000 (FTE), resulting in an increase of $3,025,000 in net interest income.

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

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


NET INTEREST INCOME continued

=========================================================================================================

(Dollars in Thousands)                                                 December 31,
=========================================================================================================
                                                             2007          2006          2005
                                                            ------        ------        ------
Net Interest Income...................................  $  113,120    $  110,095    $  111,129

FTE Adjustment........................................  $    4,127    $    3,981    $    3,778

Net Interest Income
  on a Fully Taxable Equivalent Basis.................  $  117,247    $  114,076    $  114,907

Average Earning Assets................................  $3,308,939    $3,072,898    $2,891,121

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        7.10%         6.92%         6.26%

Interest Expense as a Percent
  of Average Earning Assets...........................        3.55%         3.21%         2.29%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.55%         3.71%         3.97%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 basis.

OTHER INCOME

The Corporation offers a wide range of fee-based services. Fee schedules are regularly reviewed by a pricing committee to ensure that the products and services offered by the Corporation are priced to be competitive and profitable.

Other income in 2007 amounted to $40,551,000, a 17.2 percent increase from 2006. The change in other income from 2007 to 2006 was primarily attributable to fluctuations within the following other income items:

o Earnings on bank-owned life insurance increased $1,365,000 compared to the same period in 2006 due to a purchase of $18,000,000 of new life insurance policies in mid-2006, and $4,500,000 in 2007. Additionally, a death benefit of $440,000 was received in 2007.
o Service charges for 2007 were $1,159,000 higher than in 2006 due to fee increases.
o The sale of a branch building and other real estate resulted in gains of $987,000 in 2007.
o Insurance commissions increased $811,000 from 2006 due to the purchase of an insurance agency in late 2006.
o Trust fees increased $747,000 compared to the same period in 2006 as a result of increased trust business.

Other income in 2006 amounted to $34,613,000, a .3 percent decrease from 2005. The change in other income from 2006 to 2005 was minor and primarily attributable to fluctuations within the following other income items:

o Fees on debit cards and ATMs increased by approximately $297,000 as compared to the same period in 2005. This was primarily a result of increase card usage by customers.
o Earnings on cash surrender value of life insurance increased approximately $619,000 compared to the same period in 2005 due to a purchase of $18,000,000 of new life insurance policies in 2006.
o Net gains and fees on sales of mortgage loans decreased by $731,000 from the same period in 2005 due to stabilizing mortgage interest rates resulting in reduced mortgage originations.
o A cash payment was received in 2005 of approximately $232,000, related to our membership in a credit card network that was merged with another card network.No such payment was received during 2006.

OTHER EXPENSES

Other expenses represent non-interest operating expenses of the Corporation. Total other expenses for 2007 were $102,182,000, $6,125,000 or 6.4 percent higher than the prior year of $96,057,000. The change in other expenses from 2007 to 2006 was primarily attributable to fluctuations within the following other expense items:

o Salary and employee benefits grew $2,718,000, or 4.8 percent due to staff additions and normal salary increases. Approximately $635,000 of the increase is due to share-based compensation expense recorded in 2007.

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OTHER EXPENSES continued

o The Corporation wrote off $1,800,000 in unamortized underwriting fees associated with the First Merchants Capital Trust I subordinated debentures being called during 2007. Going forward, this early redemption will provide the Corporation with savings of $1.2 million annually.

o Other expenses increased $1,129,000 primarily due to integration expenses related to bank combinations and name changes.

Other expenses amounted to $96,057,000 in 2006, an increase of 2.2 percent from the prior year. Salaries and benefit expense grew $2,100,000, or 3.9 percent, due to staff additions and normal salary increases. Approximately $833,000 of the increase is due to share-based compensation expense recorded in 2006.

INCOME TAXES

Income tax expense totaled $11,343,000 for 2007, which is a decrease of $852,000 from 2006. The effective tax rates for the periods ending December 31, 2007, 2006 and 2005 were 26.4 percent, 28.8 percent and 30.5 percent, respectively. The effective tax rate has remained lower than the federal statutory income tax rate of 35 percent, primarily due to the Corporation's tax-exempt investment income on securities and loan income generated by subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, increases in tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.

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

OTHER

The  Securities  and  Exchange  Commission  maintains  a website  that  contains reports, proxy and information statements and other information regarding registrants that file electronically with the commission, including the Corporation, and that address is (http://www.sec.gov).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The quantitative and qualitative disclosures about market risk information are presented under Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the section "Interest Sensitivity and Disclosures About Market Risk", of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA  REPORT OF  INDEPENDENT
                       REGISTERED PUBLIC ACCOUNTING FIRM


Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana


We have audited the accompanying consolidated balance sheets of First Merchants Corporation as of December 31, 2007, and 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 8, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



BKD, LLP
Indianapolis, Indiana
February 8, 2008

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                                            December 31,
===================================================================================================================================
                                                                                                    2007                    2006
====================================================================================================================================
Assets
   Cash and Due From Banks ..........................................................           $   134,683             $    89,957
   Interest-bearing Time Deposits ...................................................                24,931                  11,284
   Investment Securities
      Available for Sale ............................................................               440,836                 455,933
      Held to Maturity (Fair Value of $10,270 and $9,516) ...........................                10,331                   9,284
                                                                                                -----------             -----------
        Total Investment Securities .................................................               451,167                 465,217

   Mortgage Loans Held for Sale .....................................................                 3,735                   5,413
   Loans, Net of Allowance for Loan Losses of $28,228 and $26,540....................             2,848,615               2,666,061
   Premises and Equipment ...........................................................                44,445                  42,393
   Federal Reserve and Federal Home Loan Bank Stock .................................                25,250                  23,691
   Interest Receivable ..............................................................                23,402                  24,345
   Core Deposit Intangibles  ........................................................                12,412                  15,470
   Goodwill..........................................................................               123,444                 123,168
   Cash value of Life Insurance......................................................                70,970                  64,213
   Other Assets .....................................................................                19,033                  23,658
                                                                                                -----------             -----------
       Total Assets .................................................................           $ 3,782,087             $ 3,554,870
                                                                                                ===========             ===========

Liabilities
   Deposits
     Noninterest-bearing ............................................................           $   370,397             $   362,058
     Interest-bearing ...............................................................             2,473,724               2,388,480
                                                                                                -----------             -----------
       Total Deposits ...............................................................             2,844,121               2,750,538
   Borrowings .......................................................................               568,774                 440,764
   Interest Payable .................................................................                 8,325                   9,326
   Other Liabilities ................................................................                20,931                  26,917
                                                                                                -----------             -----------
       Total Liabilities ............................................................             3,442,151               3,227,545
                                                                                                -----------              -----------

Commitments and Contingent Liabilities

Stockholders' Equity
   Preferred Stock, No-par Value
      Authorized and Unissued -- 500,000 Shares
   Common Stock, $.125 Stated Value
      Authorized -- 50,000,000 Shares
      Issued and Outstanding - 18,002,787 and 18,439,843 Shares  ....................                 2,250                   2,305
   Additional Paid-in Capital .......................................................               137,801                 146,460
   Retained Earnings ................................................................               202,750                 187,965
   Accumulated Other Comprehensive Loss .............................................                (2,865)                 (9,405)
                                                                                                -----------             -----------
        Total Stockholders' Equity ..................................................               339,936                 327,325
                                                                                                -----------             -----------
        Total Liabilities and Stockholders' Equity ..................................           $ 3,782,087             $ 3,554,870
                                                                                                ===========             ===========

See notes to consolidated financial statements.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)                                                                Year Ended December 31,
===================================================================================================================================
                                                                                       2007               2006               2005
====================================================================================================================================
Interest Income
   Loans Receivable
     Taxable .............................................................           $207,268           $186,768           $158,436
     Tax Exempt ..........................................................              1,120                828                643
   Investment Securities
     Taxable .............................................................             13,744             12,316              9,612
     Tax Exempt ..........................................................              6,548              6,565              6,374
   Federal Funds Sold ....................................................                172                373                264
   Deposits with Financial Institutions ..................................                582                500                695
   Federal Reserve and Federal Home Loan Bank Stock ......................              1,299              1,256              1,185
                                                                                     --------           --------           --------
       Total Interest Income .............................................            230,733            208,606            177,209
                                                                                     --------           --------           --------
Interest Expense
   Deposits ..............................................................             89,921             74,314             46,121
   Federal Funds Purchased ...............................................              3,589              1,842                623
   Securities Sold Under Repurchase Agreements ...........................              3,856              3,228              1,612
   Federal Home Loan Bank Advances .......................................             12,497             10,734              9,777
   Subordinated Debentures, Revolving
     Credit Lines and Term Loans .........................................              7,750              8,124              7,432
   Other Borrowings ......................................................                                   269                515
                                                                                     --------           --------           --------
        Total Interest Expense ...........................................            117,613             98,511             66,080
                                                                                     --------           --------           --------
Net Interest Income ......................................................            113,120            110,095            111,129
   Provision for Loan Losses .............................................              8,507              6,258              8,354
                                                                                     --------           --------           --------

Net Interest Income After Provision for Loan Losses ......................            104,613            103,837            102,775
                                                                                     --------           --------           --------
Other Income
   Fiduciary Activities ..................................................              8,372              7,625              7,481
   Service Charges on Deposit Accounts ...................................             12,421             11,262             11,298
   Other Customer Fees ...................................................              6,479              5,517              5,094
   Net Realized Gains (Losses) on
     Sales of Available-for-sale Securities ..............................                                    (4)                (2)
   Commission Income .....................................................              5,113              4,302              3,821
   Earnings on Cash Surrender Value
     of Life Insurance ...................................................              3,651              2,286              1,667
   Net Gains and Fees on Sales of Loans ..................................              2,438              2,171              2,902
   Other Income ..........................................................              2,077              1,454              2,456
                                                                                     --------           --------           --------
        Total Other Income ...............................................             40,551             34,613             34,717
                                                                                     --------           --------           --------

Other Expenses
   Salaries and Employee Benefits ........................................             58,843             56,125             54,059
   Net Occupancy Expenses ................................................              6,647              5,886              5,796
   Equipment Expenses ....................................................              6,769              7,947              7,562
   Marketing Expenses.....................................................              2,205              1,932              2,012
   Outside Data Processing Fees ..........................................              3,831              3,449              4,010
   Printing and Office Supplies ..........................................              1,410              1,496              1,369
   Core Deposit Amortization..............................................              3,159              3,066              3,102
   Write-off of Unamortized Underwriting Expenses ........................              1,771
   Other Expenses ........................................................             17,547             16,156             16,047
                                                                                     --------           --------           --------
        Total Other Expenses .............................................            102,182             96,057             93,957
                                                                                     --------           --------           --------

Income Before Income Tax .................................................             42,982             42,393             43,535
   Income Tax Expense ....................................................             11,343             12,195             13,296
                                                                                     --------           --------           --------
Net Income ...............................................................           $ 31,639           $ 30,198           $ 30,239
                                                                                     ========           ========           ========

Net Income Per Share:
   Basic .................................................................           $   1.73           $   1.64           $   1.64
   Diluted ...............................................................               1.73               1.64               1.63

See notes to consolidated financial statements.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

====================================================================================================================================
                                                                                                    Year Ended December 31,
(in thousands, except share data)                                                              2007           2006           2005
====================================================================================================================================
Net Income ...........................................................................      $ 31,639       $ 30,198       $ 30,239
                                                                                             --------       --------       --------
Other Comprehensive Income (Loss), Net of Tax:
  Unrealized Losses on Securities Available for Sale:
     Unrealized Holding Gains/(Losses) Arising During the Period,
       Net of Income Tax Benefit (Expense) of $(1,437), $(1,242), and $3,562..........         2,743          2,087         (6,615)
     Reclassification Adjustment for Gains (Losses) Included in Net Income,
       Net of Income Tax (Expenses) Benefit of $0, $(2), and $(1).....................                            2              1
  Unrealized Gains (Losses) on Cash Flow Hedge Assets:
     Unrealized Gain (Loss) Arising During the Period,
       Net of Income Tax Benefit of $(501), $83, and $0...............................         1,057           (125)
  Unrealized Loss on Pension Minimum Funding Liability:
     Unrealized Loss Arising During the Period,
       Net of Income Tax Benefit of $0, $0, and $1,767 ...............................                                      (2.651)
  Defined Benefit Pension Plans, Net of Income Tax Expense of ($1,827)
     Net Gain Arising During Period ..................................................         2,725
     Prior Service Cost Arising During Period ........................................            30
     Amortization of Prior Service Cost ..............................................           (15)
                                                                                            --------       --------       ---------
                                                                                               6,540          1,964         (9,265)
                                                                                            --------       --------       ---------
  COMPREHENSIVE INCOME                                                                      $ 38,179       $ 32,162       $ 20,974
                                                                                            ========       ========       =========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        COMMON STOCK
                                                   =======================    ADDITIONAL    RETAINED   ACCUMULATED OTHER
                                                      SHARES       AMOUNT   PAID-IN CAPITAL EARNINGS     COMPREHENSIVE      TOTAL
                                                                                                         INCOME (LOSS)
                                                   -----------    --------  --------------  --------- ------------------- --------
Balances, December 31, 2004                        18,573,997    $  2,322      $150,862     $161,459       $    (40)      $314,603
  Net Income for 2005..........................                                               30,239                        30,239
  Cash Dividends ($.92 per Share)..............                                              (16,981)                      (16,981)
  Other Comprehensive Income (Loss),
     Net of Tax ...............................                                                              (9,265)        (9,265)
  Stock Issued Under Employee Benefit Plans ...        43,238           6           908                                        914
  Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan ..................        35,565           4           929                                        933
  Stock Options Exercised .....................       121,750          15         2,159                                      2,174
  Stock Redeemed ..............................      (374,598)        (47)       (9,611)                                    (9,658)
  Issuance of Stock Related to Acquisition.....        16,762           2           435                                        437
                                                  -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2005                        18,416,714       2,302       145,682      174,717         (9,305)       313,396
                                                  ===========    ========      ========    =========      =========      =========
  Net Income for 2006..........................                                               30,198                        30,198
  Cash Dividends ($.92 per Share)..............                                              (16,950)                      (16,950)
  Other Comprehensive Income (Loss),
     Net of Tax ...............................                                                               1,964          1,964
  Adjustment to Initially Apply FASB Statement
     No. 158, Net of Tax ......................                                                              (2,064)        (2,064)
  Share-based Compensation ....................                                     972                                        972
  Stock Issued Under Employee Benefit Plans ...        41,391           5           852                                        857
  Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan ..................        48,788           6         1,184                                      1,190
  Stock Options Exercised .....................        90,138          11         1,598                                      1,609
  Stock Redeemed ..............................      (234,495)        (29)       (5,661)                                    (5,690)
  Issuance of Stock Related to Acquisition.....        77,307          10         1,833                                      1,843
                                                  -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2006                       18,439,843     $  2,305      $146,460    $ 187,965      $  (9,405)     $ 327,325
                                                  -----------    --------      --------    ---------      ---------      ---------
  Net Income for 2007..........................                                               31,639                        31,639
  Cash Dividends ($.92 per Share)..............                                              (16,854)                      (16,854)
  Other Comprehensive Income (Loss),
     Net of Tax ...............................                                                               6,540          6,540
  Tax Benefit from Stock Options Exercised ....                                     116                                        116
  Share-based Compensation ....................         3,292                     1,468                                      1,468
  Stock Issued Under Employee Benefit Plans ...        38,537           5           782                                        787
  Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan ..................        51,168           6         1,164                                      1,170
  Stock Options Exercised .....................        35,142           5           491                                        496
  Stock Redeemed ..............................      (565,195)        (71)      (12,680)                                   (12,751)
                                                  -----------    --------      --------    ---------      ---------      ---------
Balances, December 31, 2007                       18,002,787     $  2,250      $137,801    $ 202,750      $  (2,865)     $ 339,936
                                                  ===========    ========      ========    =========      =========      =========

See notes to consolidated financial statements.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF CASH FLOWS

====================================================================================================================================
                                                                                             Year Ended December 31,
(in thousands, except share data)                                                  2007               2006               2005
====================================================================================================================================
Operating Activities:
   Net Income .........................................................         $  31,639          $  30,198          $  30,239
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
     Provision for Loan Losses ........................................             8,507              6,258              8,354
     Depreciation and Amortization.....................................             4,331              5,382              5,070
     Share-based Compensation .........................................             1,468                833
     Tax Benefits from Stock Options Exercised ........................              (116)              (139)
     Mortgage Loans Originated for Sale ...............................          (123,051)          (123,256)           (86,122)
     Proceeds from Sales of Mortgage Loans ............................           124,729            122,753             84,579
     Net Change in:
         Interest Receivable ..........................................               943             (4,655)            (2,372)
         Interest Payable .............................................            (1,001)             3,452              1,463
     Other Adjustments ................................................             2,165             (4,549)             5,283
                                                                                ---------          ---------          ---------
         Net Cash Provided by Operating Activities ....................            49,614             36,277             46,494
                                                                                ---------          ---------          ---------

Investing Activities:
   Net Change in Interest-bearing Deposits ............................           (13,647)            (2,536)               595
   Purchases of
     Securities Available for Sale ....................................           (69,536)          (100,355)           (97,861)
     Securities Held to Maturity ......................................            (8,466)
   Proceeds from Maturities of
     Securities Available for Sale ....................................            81,069             64,778             69,236
     Securities Held to Maturity ......................................             7,418              6,526
   Proceeds from Sales of
     Securities Available for Sale ....................................             7,219                575              4,718
   Proceeds from Sales of Mortgages ...................................            26,773
   Purchase of Federal Reserve and Federal Home Loan Bank stock .......            (1,559)              (491)              (342)
   Purchase of Bank-owned Life Insurance ..............................            (4,500)           (18,000)
   Net Change in Loans ................................................          (217,834)          (240,080)           (35,090)
   Net Cash Paid in Acquisition ........................................             (370)               (59)              (213)
   Other Adjustments ..................................................            (4,143)            (8,358)            (6,233)
                                                                                ---------          ---------          ---------
         Net Cash Used by Investing Activities.........................          (197,576)          (298,000)           (65,190)
                                                                                ---------          ---------          ---------

Cash Flows from Financing Activities:
   Net Change in:
     Demand and Savings Deposits ......................................            65,035            133,591            (80,986)
     Certificates of Deposit and Other Time Deposits ..................            28,548            234,372             55,412
   Receipt of Borrowings ..............................................           457,157            182,454            191,002
   Repayment of Borrowings ............................................          (331,016)          (249,927)          (123,657)
   Cash Dividends .....................................................           (16,854)           (16,899)           (16,981)
   Stock Issued Under Employee Benefit Plans ..........................               787                857                914
   Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan ..........................................             1,170              1,190                933
   Stock Options Exercised ............................................               496              1,228              2,174
   Tax Benefits from Stock Options Exercised ..........................               116                139
   Stock Redeemed .....................................................           (12,751)            (5,690)            (9,658)
                                                                                ---------          ---------          ---------
         Net Cash Provided by Financing Activities ....................           192,688            281,263             19,153
                                                                                ---------          ---------          ---------
Net Change in Cash and Cash Equivalents ...............................            44,726             19,540                457
Cash and Cash Equivalents, Beginning of Year ..........................            89,957             70,417             69,960
                                                                                ---------          ---------          ---------
Cash and Cash Equivalents, End of Year.................................         $ 134,683          $  89,957          $  70,417
                                                                                =========          =========          =========
Additional Cash Flows Information:
   Interest Paid .......................................................        $ 118,614          $  95,059          $  64,617
   Income Tax Paid .....................................................           12,206             14,385             16,775


See notes to consolidated financial statements.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation ("Corporation"), and its wholly owned subsidiaries, First Merchants Bank, N.A. ("First Merchants"), First Merchants Bank of Central Indiana, N.A. ("Central Indiana"), Lafayette Bank and Trust Company, N.A. ("Lafayette"), and Commerce National Bank ("Commerce National"), (collectively the "Banks"), First Merchants Trust Company, National Association ("FMTC"), First Merchants Insurance Services, Inc. ("FMIS"), First Merchants Reinsurance Company ("FMRC") and
Indiana Title Insurance Company ("ITIC"), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.

On April 1, 2007, the Corporation combined five of its bank charters into one. Frances Slocum Bank & Trust Company, National Association, Decatur Bank & Trust Company, National Association, The First National Bank of Portland and United Communities National Bank combined with First Merchants Bank, N.A. Also on April 1, 2007, the name of The Madison Community Bank was changed to First Merchants Bank of Central Indiana, National Association.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security's performance, the creditworthiness of the issuer and the Corporation's ability to hold the security to maturity. A decline in value that is considered to be other-than temporary is recorded as a loss within other operating income in the consolidated statements of income.

LOANS HELD FOR SALE are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

LOANS held in the Corporation's portfolio are carried at the principal amount outstanding. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. A loan is impaired when, based on current information or events, it is probable that the Banks will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. In applying the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 1

CONSOLIDATION continued

approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectable. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

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

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Reserves are established for each pool of loans using loss rates based on a three-year average net charge-off history by loan category.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge-off rates, changes in mix, concentration of loans in specific industries, asset quality trends (delinquencies, charge offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation's internal loan review.

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

FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK are required investments for institutions that are members of the Federal Reserve Bank ("FRB") and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

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

DERIVATIVE INSTRUMENTS are carried at the fair value of the derivatives reflects the estimated amounts that we would receive to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. Interest rate floors are valued using the market standard

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 1

CONSOLIDATION continued

methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors. The projected cash receipts on the floor are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

INCOME TAX in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries.

The Corporation adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2003.

STOCK OPTION AND RESTRICTED STOCK AWARD PLANS are maintained by the Corporation and are described more fully in Note 16. Prior to 2006, the Corporation accounted for these plans under the recognition and measurement principles of APB Opinion No. 25., Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, in 2005 no stock-based employee compensation cost is reflected in net income, as all awards granted under these plans had an exercise price equal to the market value of the underlying common stock at the grant date.

Effective January 1, 2006 the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The Corporation selected the modified prospective application. Accordingly, after January 1, 2006, the Corporation began expensing the fair value of stock awards granted, modified, repurchased or cancelled.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation in 2005.

                                             Year Ended December 31
                                                        2005
                                                     =========
Net Income, as Reported ......................         $30,239
Add:  Total Stock-based Employee Compensation
   Cost Included in Reported Net Income, Net
   of Income Taxes ...........................
Less:  Total Stock-based Employee Compensation
   Cost Determined Under the Fair Value Based
   Method, Net of Income Taxes ...............           (2,159)
                                                       -------
Pro Forma Net Income                                   $28,080
                                                       =======

Earnings per Share:
   Basic - as Reported .......................         $  1.64
   Basic - Pro Forma .........................         $  1.52
   Diluted - as Reported .....................         $  1.63
   Diluted - Pro Forma .......................         $  1.51

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 financial statement presentation. These reclassifications had no effect on net income.

NOTE 2

BUSINESS COMBINATIONS

Effective December 31, 2007, the Corporation acquired Oliver-Dorton Insurance of Muncie, Indiana, which has been merged into FMIS, a wholly owned subsidiary of the Corporation. The cash purchase price was $370,000. The acquisition was deemed to be an immaterial acquisition.

Effective October 13, 2006, the Corporation acquired Armstrong Insurance, Inc. of Parker City, an Indiana corporation, which has merged into FMIS, a wholly owned subsidiary of the Corporation. The Corporation issued 77,307 shares of its common stock at a cost of $23.845 per share to complete the transaction. The acquisition was deemed to be an immaterial acquisition.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 2

BUSINESS COMBINATIONS continued

Effective September 1, 2005, the Corporation acquired Trustcorp Financial Services of Greenville, Inc., an Ohio corporation, which was merged into FMIS, a wholly owned subsidiary of the Corporation. The Corporation issued 16,762 shares of its common stock at a cost of $26.10 per share to complete the transaction. The acquisition was deemed to be an immaterial acquisition.

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2007, was $15,896,000.

NOTE 4

INVESTMENT SECURITIES

====================================================================================================================================
                                                                                         GROSS             GROSS
                                                                     AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                                       COST              GAINS             LOSSES           VALUE
====================================================================================================================================
Available for Sale at December 31, 2007
   U.S. Treasury ...............................                    $   1,501           $     18                           $  1,519
   U.S. Government-sponsored Agency Securities..                       67,793                240         $     98            67,935
   State and Municipal .........................                      150,744              2,324              156           152,912
   Mortgage-backed Securities ..................                      199,591              1,654            1,444           199,801
   Corporate Obligations........ ...............                       13,740                               1,294            12,446
   Marketable Equity Securities ................                        6,835                                 612             6,223
                                                                     --------           --------         --------          --------
      Total Available for Sale .................                      440,204              4,236            3,604           440,836
                                                                     --------           --------         --------          --------

Held to maturity at December 31, 2007
   State and Municipal .........................                       10,317                237              298            10,256
   Mortgage-backed Securities ..................                           14                                                    14
                                                                     --------           --------         --------          --------
      Total Held to Maturity ...................                       10,331                237              298            10,270
                                                                     --------           --------         --------          --------
      Total Investment Securities ..............                     $450,535           $  4,473         $  3,902          $451,106
                                                                     ========           ========         ========          ========


Available for Sale at December 31, 2006
   U.S. Treasury ..........................................          $  1,502          $      1                            $  1,503
   U.S. Government-sponsored Agency Securities ............            87,193                69          $  1,284            85,978
   State and Municipal ....................................           168,262             2,251               892           169,621
   Mortgage-backed Securities .............................           195,228               600             3,983           191,845
   Marketable Equity and Other Securities..................             7,296                                 310             6,986
                                                                     --------          --------          --------          --------
      Total Available for Sale ............................           459,481             2,921             6,469           455,933
                                                                     --------          --------          --------          --------

Held to Maturity at December 31, 2006
   State and Municipal ....................................             9,266               432               200             9,498
   Mortgage-backed Securities .............................                18                                                    18
                                                                     --------          --------          --------          --------
      Total Held to Maturity ..............................             9,284               432               200             9,516
                                                                     --------          --------          --------          --------
      Total Investment Securities .........................          $468,765          $  3,353          $  6,669          $465,449
                                                                     ========          ========          ========          ========

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The historical cost of these investments totaled $214,293,000 and $306,650,000 at December 31, 2007 and 2006,
respectively. Total fair value of these investments was $210,391,000 and $299,984,000, which is approximately 46.6 and 64.5 percent of the Corporation's available-for-sale and held-to-maturity investment portfolio at December 31, 2007 and 2006, respectively. These declines primarily resulted from increases in market interest rates.

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

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 4

INVESTMENT SECURITIES continued

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

                                                                           Less than 12            12 Months or               Total
                                                                              Months                  Longer
                                                               =====================================================================
                                                                              GROSS                   GROSS                  GROSS
                                                                 FAIR      UNREALIZED    FAIR      UNREALIZED    FAIR     UNREALIZED
                                                                VALUE        LOSSES     VALUE        LOSSES     VALUE       LOSSES
                                                               =====================================================================
Temporarily Impaired investment
   securities at December 31, 2007:
U.S. Government-sponsored Agency Securities ...............                            $ 45,572     $   (98)    $ 45,572   $    (98)
State and Municipal .......................................     $   858      $   (7)     60,996        (447)      61,854       (454)
Mortgage-backed Securities ................................       3,489         (30)     86,161      (1,414)      89,650     (1,444)
Corporate Obligations .....................................      12,415      (1,294)                              12,415     (1,294)
Marketable Equity Securities ..............................                                 900        (612)         900       (612)
                                                               --------     -------    --------     -------     --------   --------
   Total Temporarily Impaired Investment Securities .......    $ 16,762     $(1,331)   $193,629     $(2,571)    $210,391   $ (3,902)
                                                               ========     =======    ========     =======     ========   ========

                                                                           Less than 12            12 Months or               Total
                                                                              Months                  Longer
                                                               =====================================================================
                                                                              GROSS                   GROSS                  GROSS
                                                                 FAIR      UNREALIZED    FAIR      UNREALIZED    FAIR     UNREALIZED
                                                                VALUE        LOSSES     VALUE        LOSSES     VALUE       LOSSES
                                                               =====================================================================
Temporarily Impaired Investment
   Securities at December 31, 2006:
U.S. Government-sponsored Agency Securities ...............    $  1,576     $    (3)   $ 71,702     $(1,281)    $ 73,278   $ (1,284)
State and Municipal .......................................       9,608         (35)     81,841      (1,057)      91,449     (1,092)
Mortgage-backed Securities ................................       7,459         (20)    126,555      (3,963)     134,014     (3,983)
Corporate Obligations ....................................                                   28          (6)          28         (6)
Marketable Equity Securities ..............................       1,215        (304)                               1,215       (304)
                                                               --------     -------    --------     -------     --------   --------
   Total Temporarily Impaired Investment Securities .......    $ 19,858     $  (362)   $280,126     $(6,307)    $299,984   $ (6,669)
                                                               ========     =======    ========     =======     ========   ========

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

===================================================================================================================================
                                                                               AVAILABLE FOR SALE               HELD TO MATURITY
                                                                        AMORTIZED COST    FAIR VALUE    AMORTIZED COST   FAIR VALUE
===================================================================================================================================
Maturity Sistribution at December 31, 2007:
  Due in One Year or Less..........................................        $ 76,553        $ 76,456        $    704        $    705
  Due After One Through Five Years ................................          97,649          98,585             276             280
  Due After Five Through Ten Years ................................          38,253          39,470             810             801
  Due After Ten Years .............................................          21,323          20,301           8,527           8,470
                                                                           --------        --------        --------        --------
                                                                            233,778         234,812          10,317          10,256

  Mortgage-backed Securities ......................................         199,591         199,801              11              11
  Other Asset-backed Securities ...................................                                               3               3
  Marketable Equity Securities ....................................           6,835           6,223
                                                                           --------        --------        --------        --------

    Totals ........................................................        $440,204        $440,836        $ 10,331        $ 10,270

Securities with a carrying value of approximately $191,470,000, 143,652,000 and $190,079,000 were pledged at December 31, 2007, 2006 and 2005 respectively to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2007, 2006 and 2005 were $7,219,000, $575,000 and $4,718,000 respectively. Gross gains of $0, $0 and
$28,000 in 2007,  2006 and 2005, and gross losses of $0, $4,000,  and $30,000 in
2007, 2006 and 2005 were realized on those sales.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 5

LOANS AND ALLOWANCE

                                                     2007              2006
                                                ==================================
Loans at December 31:
  Commercial and Industrial Loans..............  $  662,701        $  537,305
  Agricultural Production
    Financing and Other Loans to Farmers.......     114,324           100,098
  Real Estate Loans:
    Construction...............................     165,425           169,491
    Commercial and Farmland....................     947,234           861,429
    Residential................................     744,627           749,921
  Individuals' Loans for
    Household and Other Personal Expenditures..     187,880           223,504
  Tax-exempt Loans.............................      16,423            14,423
  Lease Financing Receivables,
    Net of Unearned Income ....................       8,351             8,010
  Other Loans..................................      29,878            28,420
                                                 ----------        ----------
                                                  2,786,843         2,692,601
   Allowance for Loan Losses...................     (28,228)          (26,540)
                                                 ----------        ----------
       Total Loans........................       $2,848,615        $2,666,061
                                                 ==========        ==========

Residential Real Estate Loans Held for Sale at December 31, 2007 and 2006 were $3,735,000 and $5,413,000 respectively.

                                                     2007              2006
                                                ==================================
Allowance for Loan Losses
   Balance, January 1 .........................   $  26,540        $   25,188

   Provision for Losses .......................       8,507             6,258

   Recoveries on Loans ........................       1,738             1,604
   Loans Charged Off ..........................      (8,557)           (6,510)
                                                 ----------        ----------
   Balance, December 31 .......................   $  28,228        $   26,540
                                                 ==========        ==========

Information on nonaccruing, contractually past due 90 days or more other than nonaccruing and restructured loans is summarized below:

                                                     2007               2006
                                                ==================================
Non-accrual Loans.........................        $ 29,031           $ 17,926
Loans Contractually Past Due 90
  Days or More Other Than Nonaccruing.....           3,578              2,870
Restructured Loans........................             145                 84
                                                  --------           --------
     Total Non-performing Loans...........        $ 32,754          $  20,880
                                                  ========          =========

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 5

LOANS AND ALLOWANCE continued


Information on impaired loans is summarized below:

                                                                    2007                 2006                 2005
=====================================================================================================================
As of, and for the Year Ending December 31:
   Impaired Loans with an Allowance ..........................    $ 21,304             $ 17,291             $  7,540
   Impaired Loans for which the Discounted
       Cash Flows or Collateral Value Exceeds the
       Carrying Value of the Loan ............................      65,645               43,029               44,840
                                                                   -------              -------              -------
          Total Impaired Loans ...............................     $86,949              $60,320              $52,380
                                                                   =======              =======              =======
   Total Impaired Loans as a Percent
       of Total Loans ........................................        3.02%                2.24%                2.13%

   Allowance for Impaired Loans (Included in the
       Corporation's Allowance for Loan Losses) ..............    $  6,034             $  4,130             $  2,824
   Average Balance of Impaired Loans .........................     103,272               66,139               44,790
   Interest Income Recognized on Impaired Loans ..............       6,675                5,143                3,511
   Cash Basis Interest Included Above ........................       1,143                1,364                  650


NOTE 6

PREMISES AND EQUIPMENT

                                                          2007           2006
================================================================================
Cost at December 31:
   Land ..........................................      $  7,993       $  7,767
   Buildings and Leasehold Improvements ..........        47,853         37,791
   Equipment .....................................        40,455         46,895
                                                        --------       --------
       Total Cost ................................        96,301         92,453
   Accumulated Depreciation and Amortization .....       (51,856)       (50,060)
                                                        --------       --------
       Net .......................................      $ 44,445       $ 42,393
                                                        ========       ========

The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2007, 2006 and 2005 was $2,477,000, $2,651,000 and $2,391,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2007, expiring at various dates through the year 2016 are as follows for the years ending December 31:

====================================================
2008  ................................        $1,708
2009  ................................         1,385
2010  ................................         1,178
2011  ................................           953
2012  ................................           600
After 2012 ...........................            73
                                              ------
Total Future Minimum Obligations              $5,897
                                              ======

NOTE 7

GOODWILL

The changes in the carrying amount of goodwill at December 31 are noted below. No impairment loss was recorded in 2007 and 2006.

                                                      2007             2006
================================================================================
Balance, January 1 ..............................  $ 123,168        $ 121,266
Goodwill Acquired ...............................        276            1,902
                                                   ---------        ---------
Balance, December 31 ............................  $ 123,444        $ 123,168
                                                   =========        =========

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 8

CORE DEPOSIT AND OTHER INTANGIBLES

The carrying basis and accumulated amortization of recognized core deposit and other intangibles at December 31 were:

                                                      2007             2006
================================================================================
Gross Carrying Amount ...........................  $  32,126        $  32,025
Accumulated Amortization ........................    (19,714)         (16,555)
                                                   ---------        ---------
   Core Deposit and Other Intangibles ...........  $  12,412        $  15,470
                                                   =========        =========

Amortization expense for the years ended December 31, 2007, 2006 and 2005, was $3,159,000, $3,066,000 and $3,102,000, respectively. Estimated amortization expense for each of the following five years is:

====================================================
2008 ................................       $ 3,159
2009 ................................         3,157
2010 ................................         3,048
2011 ................................         2,114
2012 ................................           528
After 2012 ..........................           406
                                             ------
                                            $12,412
                                             ======

NOTE 9

DEPOSITS

                                                      2007           2006
================================================================================
Deposits at December 31:
   Demand Deposits .............................   $  903,380     $  883,294
   Savings Deposits ............................      552,380        507,431
   Certificates and Other Time Deposits
     of $100,000 or more .......................      495,630        431,068
   Other Certificates and Time Deposits ........      892,731        928,745
                                                   ----------     ----------
       Total Deposits ..........................   $2,844,121     $2,750,538
                                                   ==========     ==========

=====================================================
Certificates and Other Time Deposits Maturing
in Years Ending December 31:
2008 .......................               $1,053,782
2009 .......................                  175,108
2010 .......................                   63,000
2011 .......................                   35,739
2012 .......................                   43,774
After 2012 .................                   16,958
                                           ----------
                                           $1,388,361
                                           ==========

Time deposits obtained through brokers were $239,019,000 and $256,632,000 at December 31, 2007 and 2006, respectively.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 10

BORROWINGS

                                                             2007         2006
===================================================================================
Borrowings at December 31:
   Federal Funds Purchased ...........................     $ 52,350     $ 56,150
   Securities Sold Under Repurchase Agreements .......      106,497       42,750
   Federal Home Loan Bank Advances ...................      294,101      242,408
   Subordinated Debentures, Revolving Credit
     Lines and Term Loans ............................      115,826       99,456
                                                           --------     --------
       Total Borrowings ..............................     $568,774     $440,764
                                                           ========     ========

Securities sold under repurchase agreements consist of obligations of the Banks to other parties. The obligations are secured by U.S. Treasury, U.S.
Government-sponsored agency security obligations and corporate asset-backed securities. The maximum amount of outstanding agreements at any month-end during 2007 and 2006 totaled $128,023,000 and $98,765,000 respectively, and the average of such agreements totaled $85,853,000 and $73,818,000 during 2007 and 2006 respectively.

Maturities of securities sold under repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans as of December 31, 2007, are as follows:

                                                                                                   SUBORDINATED DEBENTURES
                                               SECURITIES SOLD UNDER       FEDERAL HOME LOAN        REVOLVING CREDIT LINES
                                               REPURCHASE AGREEMENTS         BANK ADVANCES              AND TERM LOANS
==================================================================================================================================

                                                      AMOUNT                    AMOUNT                     AMOUNT
==================================================================================================================================
Maturities in Years Ending December 31:
      2008 ..............                          $ 72,247                    $108,398                   $ 25,000
      2009 ..............                                                        53,351
      2010 ..............                            10,000                      46,080
      2011 ..............                                                        18,944
      2012 ..............                            14,250                      51,679
      After 2012 ........                            10,000                      15,649                     90,826
                                                    --------                   --------                   --------
             Total ......                           $106,497                   $294,101                   $115,826
                                                    ========                   ========                   ========

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans and all otherwise unpledged investment securities in an amount equal to at least 145 percent of these advances. Advances, with interest rates from 2.36 to 6.84 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2007, was $18,487,000.

Subordinated Debentures, Revolving Credit Lines and Term Loans. Three borrowings were outstanding on December 31, 2007, for $115,826,000.

o First Merchants Capital Trust II. The subordinated debenture, entered into on July 2, 2007, for $56,702,000 will mature on September 15, 2037. The Corporation may redeem the debenture no earlier than September 15, 2012, subject to the prior approval of the Federal Reserve, as required by law or regulation. Interest is fixed at 6.495 percent for the period from the date of issuance through September 15, 2012, and thereafter, at an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. First Merchants Capital Trust II is a wholly owned subsidiary of the Corporation.

o CNBC Statutory Trust I. As part of the March 1, 2003, acquisition of CNBC Bancorp, the Corporation assumed $4,124,000 of a junior subordinated debenture entered into on February 22, 2001. The subordinated debenture of $4,124,000 will mature on February 22, 2031. Interest is fixed at 10.20 percent and payable on February 22 and August 22 of each year. The Corporation may redeem the debenture, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.10 percent of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System. CNBC Statutory Trust I is a wholly owned subsidiary of the Corporation.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 10

BORROWINGS continued

o LaSalle Bank, N.A. A Loan and Subordinated Debenture Loan Agreement ("LaSalle Agreement") was entered into with LaSalle Bank, N.A. on March 25, 2003 and later amended as of September 5, 2007. The LaSalle Agreement includes three credit facilities:

     o The Term Loan of $5,000,000 matures on March 7, 2014. Interest is calculated at a floating rate equal to the lender's base rate or LIBOR plus 1.00 percent. The Term Loan is secured by 100 percent of the common stock of First Merchants. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

     o The Revolving Loan had a balance of $25,000,000 at December 31, 2007. Interest is payable quarterly based on a floating rate equal to the lender's base rate or LIBOR plus 1.00 percent. Principal and interest are due on or before March 5, 2008. The total principal amount outstanding at any one time may not exceed $25,000,000. The Revolving Loan is secured by 100 percent of the common stock of First Merchants. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

     o The Subordinated Debenture of $25,000,000 matures on March 7, 2014. Interest is calculated at a floating rate equal to the lender's base rate or LIBOR plus 1.25 percent. The Subordinated Debenture is treated as Tier 2 Capital for regulatory capital purposes and is unconditionally guaranteed by the Corporation.

The Corporation redeemed its subordinated debentures payable to First Merchants Capital Trust I during 2007. The aggregate redemption price was the principal amount of $54,832,000 plus any accrued but unpaid interest. The redemption of the debentures was immediately followed by the redemption by First Merchants Capital Trust I of its outstanding common and preferred securities at their $25 liquidation value, plus any accrued but unpaid distributions.

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

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


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

NOTE 11

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $115,618,000, $98,538,000 and $107,730,000 at December 31, 2007, 2006 and 2005 respectively the amount of capitalized servicing assets is considered immaterial.

NOTE 12

INCOME TAX

                                                                                         2007             2006            2005
=================================================================================================================================
Income Tax Expense for the Year Ended December 31:
  Currently Payable:
     Federal ................................................................          $ 13,343         $ 13,192        $ 14,814
     State ..................................................................               162            1,415           2,231
  Deferred:
     Federal ................................................................            (1,664)          (1,785)         (3,248)
     State ..................................................................              (498)            (627)           (501)
                                                                                       --------         --------        --------
        Total Income Tax Expense ............................................          $ 11,343         $ 12,195        $ 13,296
                                                                                       ========         ========        ========

Reconciliation of Federal Statutory to Actual Tax Expense:
     Federal Statutory Income Tax at 35% ....................................          $ 15,043         $ 14,837        $ 15,158
     Tax-exempt Interest ....................................................            (2,259)          (2,215)         (2,204)
     Effect of State Income Taxes ...........................................              (220)             475           1,115
     Earnings on Life Insurance .............................................            (1,064)            (594)           (452)
     Tax Credits ............................................................              (348)            (391)           (395)
     Other ..................................................................               191               83              74
                                                                                       --------         --------        --------
        Actual Tax Expense .................................................           $ 11,343         $ 12,195        $ 13,296
                                                                                       ========         ========        ========

Tax expense (benefit) applicable to security gains and losses for the years ended December 31, 2007, 2006 and 2005, was $0, $(2,000) and $(1,000),
respectively.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 12

INCOME TAX continued

A cumulative net deferred tax asset is included in other assets in the consolidated balance sheets. The components of the net asset are as follows:

                                                                                           2007                 2006
======================================================================================================================
Deferred Tax Asset at December 31:
Assets:
   Differences in Accounting for Loan Losses .............................               $11,086              $10,641
   Deferred Compensation .................................................                 3,841                3,078
   Difference in Accounting for Pensions
     and Other Employee Benefits .........................................                 3,071                5,442
   State Income Tax ......................................................                   156                  187
   Net Unrealized Loss on Securities Available for Sale...................                                      1,241
   Other .................................................................                   322                  399
                                                                                          ------               ------
       Total Assets ......................................................                18,476               20,988
                                                                                          ------               ------
Liabilities:
   Differences in Depreciation Methods ...................................                 3,508                3,114
   Differences in Accounting for Loans and Securities ....................                 3,889                4,974
   Differences in Accounting for Loan Fees ...............................                   399                  534
   Net Unrealized Gain on Securities Available for Sale...................                   220
   Other .................................................................                 2,344                2,381
                                                                                          ------               ------
       Total Liabilities .................................................                10,360               11,003
                                                                                          ------               ------
       Net Deferred Tax Asset ............................................               $ 8,116              $ 9,985
                                                                                          ======               ======

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

Financial instruments whose contract amount represents credit risk as of December 31, were as follows:

                              2007               2006
                            ========           ========
Commitments
to Extend Credit            $747,070           $681,462

Standby Letters
of Credit                     25,431             23,286

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 14

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. The amount at December 31, 2007, available for 2008 dividends from First Merchants, Central Indiana, Lafayette, Commerce National, FMTC and FMIS to the Corporation totaled $18,719,000, $1,877,000, $1,039,000, $8,313,000, $520,000
and $9,616,000, respectively.

Total stockholders' equity for all subsidiaries at December 31, 2007, was $445,104,000 of which $405,020,000 was restricted from dividend distribution to the Corporation.

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

At December 31, 2007, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Corporation and Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. There have been no conditions or events since that notification that management believes have changed this categorization.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 15

REGULATORY CAPITAL continued

Actual and required capital amounts and ratios are listed below.

====================================================================================================================================
                                                                           2007                                       2006
                                                                       REQUIRED FOR                                REQUIRED FOR
                                                     ACTUAL         ADEQUATE CAPITAL<F1>          ACTUAL        ADEQUATE CAPITAL<F1>
                                                AMOUNT      RATIO    AMOUNT      RATIO      AMOUNT      RATIO   AMOUNT      RATIO
====================================================================================================================================
December 31
Total Capital<F1>,<F2>,<F3> (to Risk-weighted Assets)
   Consolidated ......................        $312,080     10.55%  $236,636      8.00%    $299,353     11.09%  $215,906      8.00%
   First Merchants ...................         169,678     11.07    122,567      8.00       77,072     10.46     58,965      8.00
   Central Indiana....................          29,268     11.72     19,984      8.00       28,541     11.06     20,637      8.00
   United Communities ................                                                      27,723     11.21     19,790      8.00
   First National ....................                                                      10,881     11.13      7,820      8.00
   Decatur ...........................                                                      12,200     11.06      8,828      8.00
   Frances Slocum ....................                                                      20,016     11.87     13,488      8.00
   Lafayette .........................          79,692     11.46     55,646      8.00       79,106     11.60     54,539      8.00
   Commerce National .................          52,353     10.76     38,922      8.00       46,997     11.28     33,320      8.00

Tier I Capital<F1>,<F2>,<F3> (to Risk-weighted Assets)
   Consolidated ......................        $258,918      8.75%  $118,318      4.00%    $247,813      9.18%  $107,953      4.00%
   First Merchants ...................         154,624     10.09     61,284      4.00       69,957      9.45     29,482      4.00
   Central Indiana....................          26,669     10.68      9,992      4.00       26,036     10.09     10,318      4.00
   United Communities ................                                                      25,201     10.19      9,895      4.00
   First National ....................                                                      10,126     10.36      3,910      4.00
   Decatur ...........................                                                      11,261     10.20      4,414      4.00
   Frances Slocum.....................                                                      17,918     10.63      6,744      4.00
   Lafayette .........................          73,437     10.56     27,823      4.00       72,646     10.66     27,269      4.00
   Commerce National .................          48,099      9.89     19,461      4.00       43,149     10.36     16,660      4.00

Tier I Capital<F1>,<F2>,<F3> (to Average Assets)
   Consolidated ......................        $258,918      7.19%  $144,000      4.00%    $247,813      7.37%  $134,443      4.00%
   First Merchants ...................         154,624      8.10     76,293      4.00       69,657      7.33     38,005      4.00
   Central Indiana....................          26,669      8.91     11,966      4.00       26,036      8.63     12,068      4.00
   United Communities ................                                                      25,201      7.91     12,747      4.00
   First National ....................                                                      10,126      8.04      5,040      4.00
   Decatur ...........................                                                      11,261      7,31      6,162      4.00
   Frances Slocum.....................                                                      17,918      9.08      7,895      4.00
   Lafayette .........................          73,437      8.01     36,669      4.00       72,646      7.99     36,385      4.00
   Commerce National .................          48,099      9.11     21,119      4.00       43,149      8.99     19,203      4.00

<F1> As defined by regulatory agencies
<F2> Effective April 1, 2007, United  Communities,  First National,  Decatur and
Frances Slocum were merged into First Merchants Bank, N.A.
<F3> Effective April 1, 2007, Madison's name was changed to First Merchants Bank of Central Indiana, National Association.

NOTE 16

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs"), which are non-vested shares, have been issued to directors, officers and other management employees under the Corporation's 1994 Stock Option Plan and The 1999 Long-term Equity Incentive Plan. The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years. The RSAs only vest if the employee is actively employed by the Corporation on the vesting date.

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

SFAS 123(R) required the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the un-amortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 16

SHARE-BASED COMPENSATION continued

compensation for the years ended December 31, 2007 and 2006 totaled $1,468,000 and $833,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Prior to 2006, the Corporation accounted for share-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation expense be recognized for the Corporation's stock and ESPP options. However, under APB 25, the Corporation was required to record compensation expense over the vesting period for the value of RSAs granted, if any.

The Corporation provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its share-based compensation. The Corporation's net income and net income per share for the period ended December 31, 2005 would have been reduced if compensation expense related to stock and ESPP options had been recorded in the financial statements, based on fair value at the grant dates.

The estimated fair value of the stock options granted during 2007, 2006 and 2005 was calculated using a Black Scholes options pricing model. The following summarizes the assumptions used in the Black Scholes model:

                                                                       2007           2006           2005
                                                                       ----           ----           ----
        Risk-free Interest Rate .................................     4.67%          4.59%          4.05%
        Expected Price Volatility ...............................    29.76%         29.84%         30.20%
        Dividend Yield ..........................................     3.64%          3.54%          3.56%
        Forfeiture Rate .........................................     5.00%          4.00%          4.00%
        Weighted-average Expected Life, Until Exercise ..........     5.99 years     5.75 years     8.50 years

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the year ended December 31, 2007, based on historical experience. In the Corporation's pro forma disclosures required under SFAS 123(R) for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.

As a result of adopting SFAS 123(R), net income of the Corporation for the year ended December 31, 2007 and 2006 were $1,124,000 and $656,000, respectively, lower (net of $344,000 and $177,000 in tax benefits), than if it had continued to account for share-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended December 31, 2007 and 2006 were $.06 and $.04 per share.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 16

SHARE-BASED COMPENSATION continued

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense.

Components of the share-based compensation:

                                                                  Year Ended               Year Ended
                                                               December 31, 2007        December 31, 2006
                                                               -----------------        -----------------
        Stock and ESPP Options:
          Pre-tax Compensation Expense ......................  $            602         $            449
          Income Tax Benefit ................................               (41)                     (42)
                                                               -----------------        -----------------
        Stock and ESPP Options Expense, Net of Income........  $            561         $            407
                                                               =================        =================

        Restricted Stock Awards:
          Pre-tax Compensation Expense ......................  $            866         $            384
          Income Tax Benefit ................................              (303)                    (135)
                                                               -----------------        -----------------
        Restricted Stock Awards Expense, Net of Tax .........  $            563         $            249
                                                               =================        =================

        Total Share-based Compensation:
          Pre-tax Compensation Expense ......................  $          1,468         $            833
          Income Tax Benefit ................................              (344)                    (177)
                                                               -----------------        -----------------
        Total Share-based Compensation Expense, Net of Tax...  $          1,124         $            656
                                                               =================        =================

As of December 31, 2007, unrecognized compensation expense related to stock options, RSAs and ESPP options totaling $221,000, $1,320,000 and $92,000, respectively, is expected to be recognized over weighted-average periods of .61,
1.67 and .5 years, respectively.

Stock option activity under the Corporation's stock option plans as of December 31, 2007 and changes during the year ended December 31, 2007 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2007 ..................  1,067,247       $     23.87
  Granted .........................................     75,968             26.00
  Exercised .......................................    (48,609)            18.11
  Cancelled .......................................    (40,176)            23.68
                                                     ----------
  Outstanding at December 31, 2007 ................   1,054,430      $     24.30           5.33       $568,511
                                                     ==========
  Vested and Expected to Vest at December 31, 2007.  1,042,511       $     24.28           5.29       $568,511
  Exercisable at December 31, 2007 ................    924,467       $     24.12           4.86       $568,511

The weighted-average grant date fair value was $5.85, $6.22 and $6.93 for stock options granted during the year ended December 31, 2007, 2006 and 2005, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on the last trading day of 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 were $250,185, $665,000 and $903,000, respectively. Exercise of options during these same periods resulted in cash receipts of $496,000, $1,228,000 and $1,347,000, respectively. The Corporation recognized a tax benefit of approximately $116,000 for the year ended December 31, 2007, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 16

SHARE-BASED COMPENSATION continued

The following table summarizes information on unvested restricted stock awards outstanding as of December 31, 2007:

                                                        Number of       Grant-Date
                                                         Shares         Fair Value
                                                       ----------       ----------
        Unvested RSAs at January 1, 2007 ...........      55,000        $  27.83
        Granted ....................................      57,775           26.07
        Forfeited ..................................       6,306           25.78
        Vested .....................................       8,442           25.56
                                                       ----------
        Unvested RSAs at December 31, 2007 .........      98,027        $  27.12
                                                       ==========        ========

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2007 offering period and approximates $184,000. The ESPP options vested during the twelve-month period ending June 30, 2008. At December 31, 2007, total unrecognized compensation expense related to unvested ESPP options was $92,000, which is expected to be recognized over a six-month period ending June 30, 2008.

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

The table below sets forth the plans' funded status and amounts recognized in the consolidated balance sheet at December 31, using measurement dates of September 30, 2007 and 2006.

                                                                     December 31
                                                                   2007       2006
=====================================================================================
Change in Benefit Obligation
     Benefit Obligation at Beginning of Year ............       $ 58,078   $ 55,484
     Service Cost .......................................            671        688
     Interest Cost ......................................          3,146      2,985
     Actuarial (Gain)/Loss ..............................         (1,640)     1,303
     Benefits Paid ......................................         (2,755)    (2,382)
                                                                --------   --------
     Benefit Obligation at End of Year ..................         57,500     58,078
                                                                --------   --------
Change in Plan Assets
     Fair Value of Plan Assets at Beginning of Year .....         41,591     39,913
     Actual Return on Plan Assets .......................          6,563      3,243
     Employer Contributions .............................            853        817
     Benefits Paid ......................................         (2,755)    (2,382)
                                                                --------   --------
     End of Year ........................................         46,252     41,591
                                                                --------   --------
Funded Status at End of Year ............................       $ 11,248   $ 16,487
                                                                ========   ========
Assets and Liabilities Recognized in the Balance Sheets:
     Deferred Tax Assets ................................       $  2,804   $  4,654
     Liabilities ........................................       $ 11,248   $ 16,487

Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic Benefit Cost Consist of:

     Net Loss (Gain) ....................................       $  4,089   $  6,701
     Prior Service Cost (Credit) ........................            118         34
                                                                --------   --------
                                                                $  4,207   $  6,735
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

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

"Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits." This loss was recognized and recorded by the Corporation in 2005.

The accumulated benefit obligation for all defined benefit plans was $56,739,000 and $51,732,000 at December 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                                     December 31
                                                                   2007       2006
=====================================================================================
     Projected Benefit Obligation .......................       $ 57,500   $ 58,078
                                                                ========   ========
     Accumulated Benefit Obligation .....................       $ 51,770   $ 56,583
                                                                ========   ========
     Fair Value of Plan Assets ..........................       $ 46,252   $ 41,591
                                                                ========   ========

Components of net periodic pension cost:

                                                                     December 31
                                                                   2007       2006
=====================================================================================
     Service Cost .......................................       $    671   $    688
     Interest Cost ......................................          3,146      2,985
     Expected Return on Plan Assets......................         (3,164)    (2,913)
     Amortization of Prior Service Costs ................             25         26
     Amortization of Net (Gain) Loss ....................            527        445
                                                                --------   --------
     Net Periodic Pension Cost ..........................       $  1,205   $  1,231
                                                                ========   ========

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

                                                                           December 31,
                                                                               2007
=========================================================================================
  Net Periodic Pension Cost ..............................................  $ 1,205
  Defined Benefit Pension Plans, Net of Income Tax Expense of ($1,475)
     Net Gain Arising During Period ......................................    2,725
     Prior Service Cost Arising During Period ............................       30
     Amortization of Prior Service Cost ..................................      (15)
                                                                            -------
     Total Recognized in Other Comprehensive Income ......................    2,740
                                                                            -------
  Total Recognized in NPPC and OCI .......................................  $ 3,945
                                                                            =======

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

==========================================================================================
Amortization of Net Loss (Gain) .........................             $     152
Amortization of Prior Service Cost ......................                    16
                                                                      ---------
   Total ...............................................             $      168
                                                                      =========

Significant assumptions include:

                                                                     December 31
                                                                   2007       2006
=====================================================================================
Weighted-average Assumptions Used to Determine Benefit Obligation:
     Discount Rate ......................................          5.50%     5.50%
     Rate of Compensation Increase ......................          3.50%     3.50%
Weighted-average Assumptions Used to Determine Benefit Cost:
     Discount Rate ......................................          5.50%     5.50%
     Expected Return on Plan Assets .....................          7.75%     7.50%
     Rate of Compensation Increase ......................          3.52%     4.00%

At September 30, 2007 and 2006, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans' investment strategies are to provide for preservation of capital with an emphasis on long-term growth

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

without undue exposure to risk. The assets of the plans' are invested in accordance with the plans' Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

At December 31, 2007, the maturities of the plans' debt securities ranged from 18 days to 8.7 years, with a weighted average maturity of 3.2 years. At December 31, 2006, the maturities of the plans' debt securities ranged from 1 day to 10.4 years, with a weighted average maturity of 3.0 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2007. The Corporation plans to contribute as least $386,000 to the plans in 2008.

======================================================
2008  ................................        $ 2,672
2009  ................................          2,777
2010  ................................          2,990
2011  ................................          3,207
2012  ................................          3,401
2013 and After .......................         18,340

Plan assets are re-balanced quarterly. At December 31, 2007 and 2006, plan assets by category are as follows:

                                                             December 31
                                                           2007       2006
==============================================================================
     Equity Securities ................................     65%        66%
     Debt Securities ..................................     32%        32%
     Other ............................................      3%         2%
                                                        --------   --------
                                                           100%       100%
                                                        ========   ========

The following table reflects the adjustments recorded during 2006 in accordance with the adoption of the recognition and disclosure requirement of SFAS No. 158:

                                                            Before                           After
                                                        Application of                   Application of
                                                         Statement 158    Adjustments    Statement 158
=======================================================================================================
     Other Assets .................................     $    22,281     $    1,377       $    23,658
     Total Assets .................................       3,553,493          1,377         3,554,870
     Other Liabilities ............................          23,486          3,431            26,917
     Total Liabilities ............................       3,224,114          3,431         3,227,545
     Accumulated Other Comprehensive Loss .........          (7,341)        (2,064)           (9,405)
     Total Stockholders' Equity ...................         329,389         (2,064)          327,325

The First Merchants Corporation Retirement and Income Savings Plan (the "Savings Plan"), a Section 401(k) qualified defined contribution plan, was amended on March 1, 2005 to provide enhanced retirement benefits, including employer and matching contributions, for eligible employees of the Corporation and its subsidiaries. The Corporation matches employees' contributions primarily at the rate of 50 percent for the first 6 percent of base salary contributed by participants. Beginning in 2005, employees who have completed 1,000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. The amount of a participant's retirement contribution varies from 2 to 7 percent of salary based upon years of service. Full vesting occurs after 5 years of service. The Corporation's expense for the Savings Plan was $2,454,000 for 2007, $2,026,000 for 2006 and $2,052,000
for 2005.

The Corporation maintains post-retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation's health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable. The accrued benefits payable under the plans totaled $1,317,000 and $1,089,000 at December 31, 2007 and 2006. Post-retirement plan expense totaled $171,000, $127,000 and $120,000 for the years ending December 31, 2007, 2006 and 2005, respectively.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 18

NET INCOME PER SHARE

====================================================================================================================================
Year Ended December 31,                           2007                           2006                           2005
----------------------------------------------------------------------------------------------------------------------------------
                                       WEIGHTED-AVERAGE   PER SHARE   WEIGHTED-AVERAGE   PER SHARE  WEIGHTED-AVERAGE    PER SHARE
                                      INCOME     SHARES     AMOUNT   INCOME     SHARES     AMOUNT   INCOME     SHARES     AMOUNT
====================================================================================================================================
Basic Net Income Per Share:
  Net Income Available to
    Common Stockholders ..........   $31,639    18,249,919   $1.73  $30,198    18,383,074   $1.64  $30,239    18,484,832   $1.64
                                                             =====                          =====                          =====
Effect of Dilutive Stock Options..                  64,843                         83,679                        110,863
                                     -------    ----------          -------    ----------          -------    ----------
Diluted Net Income Per Share:
  Net Income Available to
    Common Stockholders
    and Assumed Conversions ......   $31,639    18,313,964   $1.73  $30,198    18,466,753   $1.64  $30,239    18,595,695   $1.63
                                     =======    ==========   =====  =======    ==========   =====  =======    ==========   =====

Options to purchase 831,795, 590,736, and 214,840 shares of common stock with weighted average exercise prices of $25.67, $26.21 and $26.81 at December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.


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

DERIVATIVE INSTRUMENTS The fair value of the derivatives reflects the estimated amounts that we would receive to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. Interest rate floors are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors. The projected cash receipts on the floor are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


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

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                                     2007                           2006
====================================================================================================================================
                                                                          CARRYING           FAIR          CARRYING          FAIR
                                                                           AMOUNT            VALUE          AMOUNT           VALUE
====================================================================================================================================
Assets at December 31:
   Cash and Due from Banks ....................................      $  134,683        $  134,683     $   89,957        $   89,957
   Interest-bearing Time Deposits .............................          24,931            24,931         11,284            11,284
   Investment Securities Available for Sale ...................         440,836           440,836        455,933           455,933
   Investment Securities Held to Maturity .....................          10,331            10,270          9,284             9,516
   Mortgage Loans Held for Sale ...............................           3,735             3,735          5,413             5,413
   Loans ......................................................       2,848,615         2,846,625      2,666,061         2,649,916
   FRB and FHLB Stock .........................................          25,250            25,250         23,691            23,691
   Interest Receivable ........................................          23,402            23,402         24,345            24,345
   Interest Rate Floors .......................................           2,001             2,001            428               428

Liabilities at December 31:
   Deposits ...................................................      $2,844,121        $2,731,895     $2,750,538        $2,661,866
   Borrowings:
       Federal Funds Purchased ................................          52,350            52,350         56,150            56,150
       Securities Sold Under Repurchase Agreements ............         106,497           106,497         42,750            42,750
       FHLB Advances ..........................................         294,101           298,574        242,408           242,954
       Subordinated Debentures, Revolving Credit
         Lines and Term Loans .................................         115,826           121,177         99,456           112,966
   Interest Payable ...........................................           8,325             8,325          9,326             9,326

NOTE 20

CONDENSED FINANCIAL INFORMATION   (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEETS

                                                                December 31,
                                                              2007         2006
================================================================================
Assets
   Cash ..............................................     $  8,192     $  6,122
   Investment in Subsidiaries ........................      445,104      417,287
   Goodwill ..........................................          448          448
   Other Assets ......................................       12,282       15,425
                                                           --------     --------
      Total Assets ...................................     $466,026     $439,282
                                                           ========     ========
Liabilities
   Borrowings ........................................     $115,826     $ 99,456
   Other Liabilities .................................       10,264       12,501
                                                           --------     --------
      Total Liabilities ..............................      126,090      111,957

Stockholders' Equity .................................      339,936      327,325
                                                           --------     --------
      Total Liabilities and Stockholders' Equity .....     $466,026     $439,282
                                                           ========     ========

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 20

CONDENSED FINANCIAL INFORMATION   (parent company only) continued

CONDENSED STATEMENTS OF INCOME

                                                                                                         December 31,
                                                                                            2007            2006            2005
===================================================================================================================================
Income
  Dividends from Subsidiaries ................................................           $ 20,979        $ 33,919        $ 30,930
  Administrative Services Fees from Subsidiaries..............................             17,670          15,104          13,823
  Other Income ...............................................................                102             240             644
                                                                                         --------        --------        --------
     Total Income ............................................................             38,750          49,263          45,397
                                                                                         --------        --------        --------
Expenses
  Amortization of Core Deposit Intangibles
   and Fair Value Adjustments ................................................                 11              11              11
  Interest Expense............................................................              7,750           8,124           7,432
  Salaries and Employee Benefits..............................................             16,111          13,934          12,500
  Net Occupancy Expenses......................................................              1,198           1,232           1,294
  Equipment Expenses..........................................................              3,772           4,210           3,418
  Telephone Expenses..........................................................                915           1,108           1,181
  Postage and Courier Expenses................................................              1,797           1,658           1,528
  Other Expenses..............................................................              5,898           2,548           2,394
                                                                                         --------        --------        --------
     Total Expenses ..........................................................             37,452          32,825          29,758
                                                                                         --------        --------        --------
Income Before Income Tax Benefit and Equity in
  Undistributed Income of Subsidiaries .........................................            1,298          16,438          15,639
     Income Tax Benefit ......................................................              7,355           6,771           5,404
                                                                                         --------        --------        --------
Income Before Equity in Undistributed Income of Subsidiaries .................              8,653          23,209          21,043

   Equity in Undistributed (Distributions in Excess of)
    Income of Subsidiaries ...................................................             22,986           6,989           9,196
                                                                                         --------        --------        --------
Net Income ...................................................................           $ 31,639        $ 30,198        $ 30,239
                                                                                         ========        ========        ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
=====================================================================================================================
                                                                             2007             2006             2005
=====================================================================================================================
Operating Activities:
   Net Income ........................................................    $ 31,639         $ 30,198         $ 30,239
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Amortization ....................................................          11               11               11
     Share-based Compensation ........................................         723               41

     Distributions in Excess of (Equity in Undistributed)
       Income of Subsidiaries ............... ........................     (22,986)          (6,989)          (9,196)
     Net Change in:
        Other Assets .................................................       3,143           (3,166)          (2,220)
        Other Liabilities ............................................      (2,237)           5,923            1,680
                                                                          --------         --------         --------
           Net Cash Provided by Operating Activities .................      10,293           26,018           20,514
                                                                          --------         --------         --------
Investing Activities - Investment in Subsidiaries ....................       2,559              840           (2,884)
                                                                          --------         --------         --------
           Net Cash Provided (Used) by Investing Activities ..........       2,559              840           (2,884)
                                                                          --------         --------         --------
Financing Activities:
   Cash Dividends ....................................................     (16,854)         (16,951)         (16,981)
   Borrowings.........................................................      73,202            3,750            9,833
   Repayment of Borrowings ...........................................     (56,832)          (8,250)          (3,083)
   Stock Issued Under Employee Benefit Plans .........................         787              857              914
   Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan .........................................       1,170            1,190              933
   Stock Options Exercised ...........................................         496            1,228            2,174
   Stock Redeemed ....................................................     (12,751)          (5,690)          (9,658)
   Other .............................................................                          381
                                                                          --------         --------         --------
           Net Cash Used by Financing Activities .....................     (10,782)         (23,485)         (15,868)
                                                                          --------         --------         --------
Net Change in Cash ...................................................       2,070            3,373            1,762
Cash, Beginning of Year ..............................................       6,122            2,749              987
                                                                          --------         --------         --------
Cash, End of Year ....................................................    $  8,192         $  6,122         $  2,749
                                                                          ========         ========         ========

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 21

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2007 and 2006:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   AVERAGE SHARES OUTSTANDING  NET INCOME PER SHARE
   QUARTER            INTEREST    INTEREST    NET INTEREST  PROVISION FOR     NET  --------------------------  --------------------
    ENDED              INCOME      EXPENSE       INCOME      LOAN LOSSES     INCOME      BASIC        DILUTED     BASIC   DILUTED
2007:
March ............   $   55,241   $  28,166    $    27,075   $  1,599      $  7,771    18,410,958    18,495,926   $ .42   $ .42
June .............       57,008      29,393         27,615      1,648         6,208    18,290,918    18,368,513     .34     .34
September.........       59,157      30,622         28,535      2,810         8,350    18,221,467    18,276,180     .46     .46
December..........       59,327      29,432         29,895      2,450         9,310    18,080,281    18,137,667     .51     .51
                     ----------   ----------   -----------   --------      --------                               -----   -----
                     $  230,733   $ 117,613    $   113,120   $  8,507      $ 31,639    18,249,919    18,313,964   $1.73   $1.73
                     ==========   ==========   ===========   ========      ========                               =====   =====

2006:
March ............   $   48,062   $  20,473    $    27,589   $  1,726      $  7,509    18,425,047    18,532,136   $ .41   $ .41
June .............       51,047      23,281         27,766      1,729         7,291    18,385,298    18,463,278     .39     .39
September.........       54,325      26,701         27,624      1,558         7,739    18,317,558    18,380,631     .42     .42
December..........       55,172      28,056         27,116      1,245         7,659    18,405,330    18,497,507     .42     .42
                     ----------   ----------   -----------   --------      --------                               -----   -----
                     $  208,606   $  98,511    $   110,095   $  6,258      $ 30,198    18,383,074    18,466,753   $1.64   $1.64
                     ==========   ==========   ===========   ========      ========                               =====   =====

NOTE 22

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, the Corporation must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

The Corporation's objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, the Corporation uses interest rate floors to protect against movements in interest rates below the floors' strike rates over the life of the agreements. The interest rate floors have notional amounts of $50,000,000, $100,000,000 and $1,000,000 with corresponding strike rates of 6.0%, 7.0% and 7.5% respectively. All of the floors have maturity dates of August 1, 2009. During 2007, the floors were used to hedge the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (Prime). For accounting purposes, the floors are designated as a cash flow hedge of the overall changes in cash flows on the first Prime-based interest payments received by the Corporation each calendar month during the term of the hedges that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the floors.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings ("interest income on loans") when the hedged transaction affects earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of non-interest income. Based on the Corporation's assessments both at inception and throughout the life of the hedging relationship, it is probable that sufficient Prime-based interest receipts will exist through the maturity dates of the floors.

The Corporation uses the "Hypothetical Derivative Method" described in Statement 133 Implementation Issue No. G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge," for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings ("interest income on loans") when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of non-interest income. The Corporation also monitors the risk of counterparty default on an ongoing basis.

Prepayments in hedged loan portfolios are treated in a manner consistent with the guidance in Statement 133 Implementation Issue No. G25, "Cash Flow hedges:
Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans," which allows the designated forecasted transactions to be the variable, Prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.

          PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (table dollar amounts in thousands, except share data)


NOTE 22

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES continued

As of December 31, 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes.

For the years ended December 31, 2007 and 2006, the interest rate floors designated as cash flow hedges had a fair value of $2,001,000 and $428,000, respectively, which were included in "Other Assets". The change in net unrealized gains/losses on cash flow hedges reported in the consolidated statements of changes in shareholders' equity was a net of tax gain of $1,057,000 during 2007, and a loss of $125,000 during 2006.

For the year ended December 31, 2007, the Corporation recognized a gain of $64,000 for hedge ineffectiveness due to mismatches in the terms of the floor and the hedged loans, which is reported in other income in the consolidated statements of income.

Amounts reported in accumulated other comprehensive income related to the interest rate floor will be reclassified to interest income as interest payments are received on the Corporation's variable-rate assets. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $48,000 of net unrealized gains and $38,000 of net unrealized losses from accumulated other comprehensive income to interest income during 2007 and 2006, respectively. During 2008, the Corporation estimates that an additional $787,000 will be reclassified.

Interest rate floors are valued using market standard methodologies that incorporate implied forward interest rates and implied volatility as inputs. The fair value of each floor is obtained by summing the values of each individual floorlet - which are monthly European-style options on the daily-weighted-average Prime rate. The fair value of each floorlet is calculated using the Black-Scholes Model.

NOTE 23

ACCOUNTING MATTERS

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

The Corporation adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2003.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities; including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS 159 are effective for the fiscal year beginning January 1, 2008. The Corporation does not expect the adoption of SFAS No. 159 to have a material impact on the operations of the Corporation.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2007, there have been no disagreements with the Corporation's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

ITEM 9A.   CONTROLS AND PROCEDURES

At the end of the period covered by this report (the "Evaluation Date"), the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in "Internal Control - Integrated
Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation's internal control over financial reporting as of December 31, 2007 is effective based on the specified criteria.

There have been no changes in the Corporation's internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated February 8, 2008, expressed an unqualified opinion thereon.



BKD, LLP
Indianapolis, Indiana
February 8, 2008



ITEM 9B.  OTHER INFORMATION

None

Part III: ITEM 10., ITEM 11., ITEM 12., ITEM 13., AND ITEM 14.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's Proxy Statement dated March 19, 2008 furnished to its stockholders in connection with an annual meeting to be held April 29, 2008 (the "2008 Proxy Statement"), under the captions "INFORMATION REGARDING DIRECTORS", "COMMITTEES OF THE BOARD" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" on this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Controller and Treasurer. It is part of the Corporation's Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation's website, which can be accessed at http://www.firstmerchants.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Corporation's 2008 Proxy Statement, under the captions, "COMPENSATION OF DIRECTORS", "COMPENSATION OF EXECUTIVE OFFICERS", "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Interlocks and Insider Participation" and "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Report" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation's 2008 Proxy Statement, under the caption, "SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT-Securities Ownership of Certain Beneficial Owners" and "SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT-Security Ownership of Directors and Executive Officers", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled "Equity Compensation Plan Information" on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's 2008 Proxy Statement, under the captions, SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT-Securities Ownership of Certian Beneficial Owners" and "TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation's 2008 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

Part IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS


PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.
--------------------------------------------------------------------------------

(a) 1.      Financial Statements:
                 Independent accountants' report
                 Consolidated balance sheets at
                      December 31, 2007 and 2006
                 Consolidated statements of income,
                      years ended December 31, 2007,
                      2006 and 2005
                 Consolidated statements of comprehensive income,
                      years ended December 31, 2007, 2006 and 2005
                 Consolidated statements of stockholders' equity,
                      years ended December 31, 2007, 2006 and 2005
                 Consolidated statements of cash flows,
                      years ended December 31, 2007,
                      2006 and 2005
                 Notes to consolidated financial
                      statements


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


(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

     3a First Merchants Corporation Articles of Incorporation. (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30,
          1999)

     3b   Bylaws  of  First  Merchants   Corporation   dated  October  23,  2007
          (Incorporated by reference to registrant's Form 10-Q for the quarter ended September 30, 2007)

     4.1 First Merchants Corporation Amended and Restated Declaration of Trust of First Merchants Capital Trust II dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3,
          2007)

     4.2 Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

     4.3 Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

     4.4 Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

     10.1 Placement Agreement dated June 29, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

--------------------------------------------------------------------------------

     10a First Merchants Corporation Senior Management Incentive Compensation Program, dated February 27, 2008.(2)

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

     10e First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002 as amended on January 1, 2008. (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008)(1)

     10f  First Merchants  Corporation Change of Control Agreement with Kimberly
          J. Ellington dated January 1, 2005 as amended on January 1, 2008. (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008)(1)

     10g First Merchants Corporation Change of Control Agreement with Jami L. Bradshaw dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

     10h  First Merchants  Corporation Change of Control Agreement with David W.
          Spade  dated   October  23,  2007.   (Incorporated   by  reference  to
          registrant's Form 8-K filed on October 29, 2007)(1)

     10i  First Merchants  Corporation  Change of Control Agreement with Jeffrey
          B. Lorentson dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

     10j Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007. (2)

     10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

     10l First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

     10m First Merchants Corporation Letter Agreement between the Corporation and Michael L. Cox, dated January 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on January 24, 2007)

     10n  First  Merchants   Corporation   Defined   Contribution   Supplemental
          Retirement Plan dated January 1, 2006. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

     10o  First  Merchants  Corporation  Participation  Agreement  of Michael C.
          Rechin  dated  January  26,  2007.   (Incorporated   by  reference  to
          registrant's Form 8-K filed on February 6, 2007)

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

     24   Limited Power of Attorney(2)

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

     32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

     99.1 Financial statements and independent registered public accounting firm's report for First Merchants Corporation Employee Stock Purchase Plan (2)

       (1) Management contract or compensatory plan.
       (2) Filed here within.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2008.

                                          FIRST MERCHANTS CORPORATION

                                      By: /s/ Michael C. Rechin
                                          -----------------------------
                                          Michael C. Rechin, President and
                                                             Chief Executive
                                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 17th day of March, 2008.

/s/ Michael C. Rechin*                    /s/ Mark K. Hardwick
--------------------------------------    --------------------------------------
Michael C. Rechin  President and          Mark K. Hardwick  Executive Vice
                   Chief Executive                          President and Chief
                   Officer (Principal                       Financial Officer
                   Executive Officer)                       (Principal Financial
                                                            Officer)


/s/ Richard A. Boehning*                   /s/
------------------------------------       ------------------------------------
    Richard A. Boehning     Director           Barry J. Hudson         Director

/s/ Thomas B. Clark*                       /s/ Michael C. Rechin*
------------------------------------       ------------------------------------
    Thomas B. Clark         Director           Michael C. Rechin       Director

/s/ Michael L. Cox*                        /s/ Charles E. Schalliol*
------------------------------------       ------------------------------------
    Michael L. Cox          Director           Charles E. Schalliol    Director

/s/ Roderick English*                      /s/ Terry L. Walker*
------------------------------------       ------------------------------------
    Roderick English        Director           Teryy L. Walker         Director

/s/ Dr. Jo Ann Gora*                       /s/ Jean L. Wojtowicz*
------------------------------------       ------------------------------------
    Dr. Jo Ann Gora         Director           Jean L. Wojtowicz       Director

/s/ William L. Hoy*
------------------------------------
    William L. Hoy          Director


* By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

                                       By  /s/ Mark K. Hardwick
                                           ------------------------------
                                           Mark K. Hardwick
                                           As Attorney-in-Fact
                                           March 17, 2008

INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

     3a First Merchants Corporation Articles of Incorporation. (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30,
          1999)

     3b   Bylaws  of  First  Merchants   Corporation   dated  October  23,  2007
          (Incorporated by reference to registrant's Form 10-Q for the quarter ended September 30, 2007)

     4.1 First Merchants Corporation Amended and Restated Declaration of Trust of First Merchants Capital Trust II dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3,
          2007)

     4.2 Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

     4.3 Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

     4.4 Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

     10.1 Placement Agreement dated June 29, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

--------------------------------------------------------------------------------

     10a First Merchants Corporation Senior Management Incentive Compensation Program, dated February 27, 2008.(2)

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

     10e First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002 as amended on January 1, 2008. (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008)(1)

     10f  First Merchants  Corporation Change of Control Agreement with Kimberly
          J. Ellington dated January 1, 2005 as amended on January 1, 2008. (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008)(1)

     10g First Merchants Corporation Change of Control Agreement with Jami L. Bradshaw dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

     10h  First Merchants  Corporation Change of Control Agreement with David W.
          Spade  dated   October  23,  2007.   (Incorporated   by  reference  to
          registrant's Form 8-K filed on October 29, 2007)(1)

     10i  First Merchants  Corporation  Change of Control Agreement with Jeffrey
          B. Lorentson dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

     10j Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007. (2)

     10k First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

     10l First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

     10m First Merchants Corporation Letter Agreement between the Corporation and Michael L. Cox, dated January 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on January 24, 2007)

     10n  First  Merchants   Corporation   Defined   Contribution   Supplemental
          Retirement Plan dated January 1, 2006. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

     10o  First  Merchants  Corporation  Participation  Agreement  of Michael C.
          Rechin  dated  January  26,  2007.   (Incorporated   by  reference  to
          registrant's Form 8-K filed on February 6, 2007)

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

     24   Limited Power of Attorney(2)

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)

     32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

     99.1 Financial statements and independent registered public accounting firm's report for First Merchants Corporation Employee Stock Purchase Plan (2)

       (1) Management contract or compensatory plan.
       (2) Filed here within.

                                   EXHIBIT-10a
                           First Merchants Corporation
                           Senior Management Incentive
                              Compensation Program
                           Approved February 27, 2008

I.   Purpose
     The Board of Directors of First Merchants Corporation (FMC) has established an executive compensation program, which is designed to closely align the interests of executives with those of our shareholders by rewarding senior managers for achieving short-term and long-term strategic management and earnings goals, with the ultimate objective of obtaining a superior return on the shareholders' investment.

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

III. Covered Individuals by Officer Level/Role
     A. President and Chief Executive Officer of FMC;
     B. Executive Vice Presidents of FMC;
     C. Executive Officers and Bank CEOs;
     D. Non-Bank CEOs and Regional Presidents;
     E. Senior Management/Leadership;
     F. Department Heads, Division Heads and Other Management Leadership; and
     G. Mortgage Sales Managers.

     In order to receive an award, a participant must be employed at the time of the award except for conditions of death, disability or retirement.

     Participants will be disqualified if their individual overall performance is rated "improvement needed" or "unacceptable."

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

V.  Plan Structure
     All payouts will be determined from the schedules of percentage change in EPS (Section VI.B.). Participants will be notified in writing at the beginning of the plan year.

------------    -------         --------                -----------------                ----------------------------------
                  A                B                           C                                           D
------------    -------         --------                -----------------                ----------------------------------
------------    -------         --------                -----------------                ----------------------------------
Target %:        45%              40%                         30%                                         25%
------------    -------         --------                -----------------                ----------------------------------
------------    -------         --------                -----------------                ----------------------------------
Participants:   FMC             FMC EVP                 o Executive                      o Non-Bank
                CEO                                       Officers                         Presidents
                                                        o Bank                           o Regional
                                                          CEO                              Presidents

------------    -------         --------                ---------------------            -----------------------------------
------------    -------         --------                --------      -------            --------   -------        --------
Incentive       Operating       Operating               Non-bank       Bank              FMIS:       FMTC:         Bank
Components:     EPS at          EPS at                  participants   participants      Change in   Change in     Participants:
                100%            100%                    Change in      Balanced          EPS at      FMTC at       Balanced
                (calculated     (calculated             EPS at 70%     Scorecards        70%;        75%; Change   Scorecard
                on GAAP         on GAAP                 Personal                         Personal    in EPS at
                basis)          basis)                  Objectives                       Objectives  15%;
                                                        at 30%                           at 30%      Personal
                                                                                                     Objectives
                                                                                                     at 10%

------------   -----------     --------                 --------      --------          --------    -------        --------

------------   -------------------------------------              --------------------------                --------
                                E                                              F                               G
------------   -------------------------------------              --------------------------                --------
------------   -------------------------------------              --------------------------                --------
Target %:                   15% - 20%                                      10%- 15%                          5 bps
------------   -------------------------------------              --------------------------                --------
------------   -------------------------------------              --------------------------                --------
Participants:                                                     o Department                              Mortgage
               Senior Management/                                   Heads                                   Sales
               Leadership                                         o Division Heads                          Managers
                                                                  o Other Management
                                                                    Leadership
------------   -------------------------------------              --------------------------                --------
------------   --------      ---------      --------              --------      --------      --------      --------
Incentive      Bank          FMIS:          FMTC:                 FMIS:         Bank          FMTC:         5 bps
Components:    Participants: Change in EPS  Change in             Change in EPS Participants: Change in     of
               Balanced      at 70%;        FMTC at               at 70%;       Balanced      FMTC at       subordinate
               Scorecard     Personal       75%; Change           Personal      Scorecard     75%; Change   mortgage
                             Objectives     Change in             Objectives                  Change in     volume
                             at 30%         EPS at 15%;           at 30%                      EPS at 15%;
                                            Personal                                          Personal
                                            Objectives                                        Objectives
                                            at 10%                                            at 10%
------------            -------- --------- -------- -------- -------- -------- --------


VI.  Supporting Parameters
A.   Where  individual  components are applicable,  they must be measurable with both beginning points and standard targets cited.
B.   Schedule  Determining  EPS on a diluted GAAP basis and  Operating  Earnings
     Payouts for Year 2008
                                          % Change*                                Payout %
                                             <3%                                      0%
                                              3%                                     30%
                                              4%                                     40%
                                              5%                                     50%
                                              6%                                     60%
                                              7%                                     70%
                                              8%                                     80%
                                              9%                                     90%
                  Target                     10%                                    100%
                                             12%                                    120%
                                             14%                                    140%
                                             16%                                    160%
                                             18%                                    180%
                                             20%                                    200%

* Operating earnings adds back charges for amortization of goodwill and other non-operating expenses and excludes unplanned extraordinary income or expenses, all as determined by the Committee

C.   Schedule Determining  Operating Earnings Payouts for Year 2008 for FMTC and
     FMIS
                               Operating Earnings % Change*                      Payout %
                                            <10%                                      0%
                                             10%                                     40%
                                           12.5%                                     50%
                                             15%                                     60%
                                           17.5%                                     70%
                                             20%                                     80%
                                           22.5%                                     90%
                   Target                    25%                                    100%
                                           27.5%                                    110%
                                             30%                                    120%
                                           32.5%                                    130%
                                           35.0%                                    140%
                                           37.5%                                    150%
                                             40%                                    160%
                                           42.5%                                    170%
                                             45%                                    180%
                                           47.5%                                    190%
                                           =>50%                                    200%

* Operating earnings adds back charges for amortization of goodwill and other non-operating expenses and excludes unplanned extraordinary income or expenses, all as determined by the Committee. Operating earnings will also be normalized for subsidiary acquisitions.

D.   Schedule of Participants (referenced in Section III)
  Section     Company                   Target    Name                                 Job Title
     A.       FMC                         45%     Michael Rechin                       Chief Executive Officer

     B.       FMC                         40%     Mark Hardwick                        Chief Financial Officer
              FMC                                 Michael Stewart                      Chief Banking Officer

     C        LBTC                        30%     Tony Albrecht                        Bank President & CEO
              FMBCI                               Michael Baker                        Bank President & CEO
              FMC                                 Jeff Lorentson                       Senior Vice President
              FMC                                 Robert Connors                       Senior Vice President
              FMC                                 Kimberly Ellington                   Senior Vice President
              FMB                                 James Meinerding                     Bank President & CEO
              CNB                                 Tom McAuliffe                        Bank President & CEO
              FMC                                 David Spade                          Senior Vice President
              FMC                                 Jami Bradshaw                        Senior Vice President

     D.       Decatur Region              25%     Steven Bailey                        Regional President
              Portland Region                     Robert Bell                          Regional President
              Muncie Region                       Jack Demaree                         Regional President
              FMC                                 Karen Evens                          Vice President
              Wabash Region                       Ron Kerby                            Regional President
              FMTC                                Terri Matchett                       Trust President & CEO
              FMIS                                Curt Stephenson                      FMIS President & CEO
              FMB                                 Scott McKee                          Regional President
              FMB                                 Bill Redman                          Market Executive

     E.       FMBCI                       20%     Stephen Bill                         Senior Vice President
              FMTC                                Terry Blaker                         Senior Vice President
              LBTC                                Todd Burklow                         Executive Vice President
              FMTC                                David Forbes                         Senior Vice President
              LBTC                                Dan Gick                             Executive Vice President
              Wabash Region                       John Gouveia                         Senior Vice President
              Portland Region                     Chuck Huffman                        Senior Vice President
              LBTC                                Sherry Keith                         Senior Vice President
              FMBCI                               Kirk Klabunde                        Senior Vice President
              Wabash Region                       Tony Millspaugh                      Senior Vice President
              Muncie Region                       Chris Parker                         Senior Vice President
              Portland Region                     Duane Sautbine                       Senior Vice President
              Richmond Region                     Rick Tudor                           Senior Vice President
              CNB                                 Jennifer Griffith                    Senior Vice President
              CNB                                 Catherine Dieckman                   Senior Vice President
              LBT                                 David Flint                          Senior Vice President
              CNB                                 Pamela Miller                        Senior Vice President
              FMC                                 Michael Sipos                        First Vice President
              CNB                                 Paul Carlin                          Regional President
              FMIS                                Michael Gilbert                      Senior Vice President
              FMB                                 Jennifer Phillips                    Vice President
              Wabash Region               15%     Duane Davis                          Vice President
              FMC                                 Stephan Fluhler                      First Vice President
              FMC                                 Philip Fortner                       Vice President
              LBT                                 David Flint                          Vice President
              FMC                                 Jeff Davis                           First Vice President
              FMC                                 David Ortega                         Vice President
              FMC                                 John Martin                          First Vice President
              FMC                                 Julie Crabtree                       Vice President
              FMC                                 Brad Wise                            First Vice President

     F.       FMTC                        15%     Pam Haager                           Vice President
              FMTC                                Nichole Kinghorn                     Vice President
              FMC                                 Gretchen Patterson                   Vice President
              Indy Region                         Cindy White                          Vice President
              FMTC                                Jane Smith                           Vice President
              FMTC                        10%     Larry Anthrop                        Senior Vice President
              FMTC                                Neal Barnum                          Vice President
              FMTC                                Jim Keene                            Vice President
              CNB                                 Mike Higbee                          Vice President
              Decatur Region                      Dennis Bieberich                     Senior Executive
              CNB                                 Amy Mollenkopf                       Vice President
              FMC                                 Rick Bantz                           Assistant Vice President
              FMC                                 Diane Bolser                         Vice President
              CNB                                 Jessica Homan                        Vice President
              CNB                                 Joseph Sauline                       Vice President
              CNB                                 Christina Kessler                    Vice President
              CNB                                 Andrew Reardon                       Vice President
              CNB                                 David Benjamin                       Assistant Vice President

     G.       LBT                        5 bps    Janell Commons                       Vice President
              FMB                                 Jim Sprouse                          Vice President

                                  EXHIBIT-10j
                       RESOLUTIONS OF THE BOARD OF DIRECTORS
                         OF FIRST MERCHANTS CORPORATION


     WHEREAS, the responsibilities of the Compensation and Human Resources Committee ("Committee") of the Corporation include, amongst others: (a) overseeing the development and implementation of compensation policies and programs to carry out the compensation philosophy, (b) administering the Corporation's incentive compensation plans, equity-based compensation plans, and deferred compensation plans, (c) making recommendations to the Board of Directors ("Board") with respect to the adoption, amendment, or termination of incentive compensation plans, equity-based compensation plans, and deferred compensation plans, and (d) reviewing and making recommendations to the Board regarding the compensation of non-employee directors, and

     WHEREAS, the Committee engaged in a thorough review of the amount and composition of director compensation, and

     WHEREAS, the Committee determined that part of director compensation should be in the form of equity and guidelines should be adopted to encourage directors to acquire and hold material amounts of the Corporation's stock, while serving on the Board, and

     WHEREAS, Indiana law empowers the Board to set director compensation, but to the extent such compensation includes equity in addition to the annual stock option grants to non-employee directors previously authorized by the Corporation's shareholders under the Corporation's 1999 Long Term Equity Incentive Plan, the NASDAQ Marketplace Rules require shareholder approval, and

     WHEREAS, the Committee recommended a modified non-employee director compensation program to be adopted beginning in 2008 to the Board at its October 23, 2007 regular meeting for consideration and possible adoption at the December 3-4, 2007 Board meetings, and

     WHEREAS, the components of the proposal are as follows:

          1.   Directors would not receive meeting fees.

          2. Directors' annual retainers would be increased to $40,000, commencing January 1, 2008, payable in quarterly installments in cash for the first quarter of 2008 and, for subsequent quarters (if approved by the shareholders at the 2008 annual meeting), at least one-half in restricted shares of the Corporation's stock vesting three years after issuance or upon a director's retirement, if sooner.

          3. The Audit Committee Chair would receive an additional $10,000 and the other committee chairs an additional $5,000 annually, also divided between cash and restricted stock as described above.

          4. The Board Chair's annual retainer would be increased to $75,000, with no additional compensation for chairing committees, also divided between cash and restricted stock as described above.

          5. A guideline would be adopted under which directors would be expected to acquire and hold stock in the Corporation equal to at least three times their total annual director compensation, such guideline to be met as soon as reasonably possible (taking into account the director's relevant financial and other circumstances) but in no event more than six years after the director is first elected to the Board.

          6. During 2008, the Compensation and Human Resources Committee would review the current program providing that directors will receive annual stock option grants (the program expires following the July 1, 2008 awards) and make a recommendation to the Board whether to continue the program in the future (subject to shareholder approval).



     NOW, THEREFORE, BE IT RESOLVED, that the Board of Directors determines that it is in the best interest of the Corporation to adopt the Committee's recommended modified non-employee director compensation program as set forth above, and hereby approves said program, and


     BE IT FURTHER RESOLVED that the Board authorizes the executive officers of management to take such actions as are necessary to present said program with the Board's recommendation for approval by the shareholders at the Corporation's annual meeting to be held April 29, 2008.



     December 4, 2007.

                                  EXHIBIT-21
                         SUBSIDIARIES OF THE REGISTRANT

EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT
--------------------------------------------------------------------------------

                                                          State of
Name                                                    Incorporation
----                                                    -------------

First Merchants Bank, National Association..................U.S.

First Merchants Bank of Central Indiana,
National Association........................................U.S.

Lafayette Bank and Trust Company, National Association......U.S.

Commerce National Bank......................................U.S.

First Merchants Capital Trust II........................Delaware

First Merchants Insurance Services, Inc..................Indiana

First Merchants Reinsurance Co. Ltd.....................Providencials Turkes and
                                                        Caicos, Island

Indiana Title Insurance Company..........................Indiana

Indiana Title Insurance Company, LLC.....................Indiana

FMB Portfolio Management, Inc...........................Delaware

Wabash Valley Investments, Inc............................Nevada

Wabash Valley, LLC........................................Nevada

Wabash Valley Holdings, Inc...............................Nevada

First Merchants Trust Company, National Association.........U.S.

CNBC Statutory Trust I...............................Connecticut

                                   EXHIBIT-23
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the registration statement on Form S-8 (File Nos. 033-54065, 333-116074, 333-50484, 333-80119 and 333-80117)
of First Merchants Corporation (the "Corporation") of our reports dated February 8, 2008 on the consolidated financial statements of the Corporation as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and on our audit of internal control over financial reporting of the Corporation as of December 31, 2007, which reports are included in this Annual Report on Form 10-K.


/s/ BKD, LLP

Indianapolis, Indiana
March 14, 2008

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

Dated: January 29, 2008

/s/ Michael C. Rechin                       /s/ Richard A. Boehning
--------------------------------------      ------------------------------------
    Michael C. Rechin President and             Richard A. Boehning     Director
                      Chief Executive
                      Officer (Principal
                      Executive Officer)

/s/ Mark K. Hardwick                        /s/ Thomas B. Clark
--------------------------------------     ------------------------------------
    Mark K. Hardwick Executive Vice             Thomas B. Clark         Director
                     President and Chief
                     Financial Officer
                     (Principal Financial
                     Officer)
                                            /s/ Michael L. Cox
                                            ------------------------------------
                                                Michael L. Cox          Director

                                            /s/ Roderick English
                                            ------------------------------------
                                                Roderick English        Director

                                            /s/ Dr. Jo Ann M. Gora
                                            ------------------------------------
                                                Dr. Jo Ann M. Gora      Director

                                           /s/ William L. Hoy
                                           -------------------------------------
                                               William L. Hoy           Director

                                            /s/
                                            ------------------------------------
                                                Barry J. Hudson         Director

                                            /s/ Michael C. Rechin
                                            ------------------------------------
                                                Michael C. Rechin       Director

                                            /s/ Charles E. Schalliol
                                            ------------------------------------
                                                Charles E. Schalliol    Director

                                            /s/ Terry L. Walker
                                            ------------------------------------
                                                Terry L. Walker         Director

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

Date:  March 17, 2008              /s/ Michael C. Rechin
                                   ----------------------------------------
                                       Michael C. Rechin
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

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

Date:  March 17, 2008              /s/ Mark K. Hardwick
                                   ----------------------------------------
                                       Mark K. Hardwick
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 17, 2008               by /s/ Michael C. Rechin
      -------------------------       -------------------------------------
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



In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 17, 2008               by /s/ Mark K. Hardwick
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

                                  EXHIBIT-99.1
             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT
          FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN

EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING
              FIRM'S REPORT FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

The annual financial statements and independent registered public accounting firm's report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending December 31, 2007, will be filed as an amendment to the 2007 Annual Report on Form 10-K.