Form 10-Q
period 2008-03-31
FIRST MERCHANTS CORP
filed 2008-05-09
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]
Smaller reporting company [ ]

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2008, there were 18,204,227 outstanding common shares, without par value, of the registrant.

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

 Signatures...................................................................30

 Index to Exhibits............................................................31

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                      March 31,   December 31,
                                                                        2008          2007
                                                                   ------------   ------------
                                                                    (Unaudited)
  ASSETS:
  Cash and due from banks .......................................   $    89,961    $   134,683
  Interest-bearing deposits......................................        21,280         24,931
  Investment securities available for sale ......................       415,638        440,836
  Investment securities held to maturity ........................        10,417         10,331
  Mortgage loans held for sale...................................         3,494          3,735
  Loans, net of allowance for loan losses of $29,094 and $28,228.     2,908,616      2,848,615
  Premises and equipment ........................................        44,526         44,445
  Federal Reserve and Federal Home Loan Bank stock...............        25,345         25,250
  Interest receivable ...........................................        21,212         23,402
  Core deposit intangibles ......................................        11,621         12,412
  Goodwill ......................................................       123,435        123,444
  Cash surrender value of life insurance.........................        71,663         70,970
  Other assets ..................................................        19,950         19,033
                                                                    -----------    -----------
      Total assets ..............................................   $ 3,767,158    $ 3,782,087
                                                                    ===========    ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................   $   380,364    $   370,397
    Interest-bearing ............................................     2,432,763      2,473,724
                                                                    -----------    -----------
      Total deposits ............................................     2,813,127      2,844,121
  Borrowings:
    Federal funds purchased .....................................       111,144         52,350
    Securities sold under repurchase agreements .................       103,024        106,497
    Federal Home Loan Bank Advances .............................       244,468        294,101
    Subordinated debentures, revolving credit lines
      and term loans ............................................       115,826        115,826
                                                                    -----------    -----------
      Total borrowings ..........................................       574,462        568,774
  Interest payable ..............................................         7,621          8,325
  Other liabilities..............................................        23,107         20,931
                                                                    -----------    -----------
      Total liabilities .........................................     3,418,317      3,442,151

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Cumulative Preferred Stock, $1,000 par value:
    Authorized -- 600 shares
    Issued and outstanding - 125 shares..........................           125
  Preferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized -- 50,000,000 shares
    Issued and outstanding - 17,978,263 and 18,002,787 shares....         2,247          2,250
  Additional paid-in capital ....................................       137,633        137,801
  Retained earnings .............................................       206,710        202,750
  Accumulated other comprehensive income/(loss)..................         2,126         (2,865)
                                                                    -----------    -----------
      Total stockholders' equity ................................       348,841        339,936
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,767,158    $ 3,782,087
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2008        2007
Interest Income:
  Loans receivable
    Taxable ...................................................   $51,101     $49,645
    Tax exempt ................................................       165         201
  Investment securities
    Taxable ...................................................     3,249       3,282
    Tax exempt ................................................     1,513       1,661
  Federal funds sold ..........................................         8           1
  Deposits with financial institutions ........................       282         123
  Federal Reserve and Federal Home Loan Bank stock ............       335         328
                                                                  -------     -------
    Total interest income .....................................    56,653      55,241
                                                                  -------     -------
Interest Expense:
  Deposits ....................................................    19,433      21,806
  Borrowings ..................................................     6,411       6,360
                                                                  -------     -------
    Total interest expense ....................................    25,844      28,166
                                                                  -------     -------
Net Interest Income ...........................................    30,809      27,075
Provision for loan losses .....................................     3,823       1,599
                                                                  -------     -------
Net Interest Income After Provision for Loan Losses ...........    26,986      25,476
                                                                  -------     -------
Other Income:
  Service charges on deposit accounts .........................     2,931       2,883
  Fiduciary activities ........................................     2,142       2,036
  Other customer fees .........................................     1,679       1,491
  Commission income ............................................     1,669      1,638
  Earnings on cash surrender value of life insurance ..........       738         685
  Net gains and fees on sales of loans ........................       643         532
  Net realized gains/(losses) on sales of
    available-for-sale securities .............................        73          (1)
  Other income ................................................       652         540
                                                                  -------     -------
Total other income ............................................    10,527       9,804
                                                                  -------     -------
Other expenses:
  Salaries and benefits .......................................    16,098      14,726
  Net occupancy ...............................................     1,805       1,598
  Equipment ...................................................     1,654       1,722
  Marketing ...................................................       484         487
  Outside data processing fees.................................       882         951
  Printing and office supplies.................................       281         299
  Core deposit amortization....................................       790         791
  Other expenses ..............................................     4,279       3,620
                                                                  -------     -------
Total other expenses ..........................................    26,273      24,194
                                                                  -------     -------
Income Before Income Tax ......................................    11,240      11,086
Income tax expense ............................................     3,114       3,315
                                                                  -------     -------
Net Income ....................................................   $ 8,126     $ 7,771
                                                                  =======     =======

Per share:

    Basic .....................................................   $   .45     $   .42
    Diluted ...................................................       .45         .42
    Dividends .................................................       .23         .23

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                 ----------------------
                                                                                    2008         2007
                                                                                 ---------    ---------
Net Income...................................................................... $  8,126     $  7,771

Other comprehensive income net of tax:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the period, net of
      income tax benefit of $(1,824) and $(298).................................    3,388          553

  Unrealized gains on cash flow hedges:
    Unrealized gains arising during the period, net of income tax of
      $(1,183) and $(41) .......................................................    1,774           62

  Amortization of items previously recorded in accumulated other
    comprehensive income, net of income tax expense of $85 and $0 ..............     (127)

Reclassification adjustment for gains/(losses) included in net
  income, net of income tax expense of $29 and $0 ..............................      (44)           1
                                                                                 ---------    ---------
                                                                                    4,991          616
                                                                                 ---------    ---------
Comprehensive income ........................................................... $ 13,117     $  8,387
                                                                                 =========    =========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2008         2007
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 339,936    $ 327,325

Net income .....................................................       8,126        7,771

Cash dividends on common stock .................................      (4,166)      (4,260)

Other comprehensive income net of tax...........................       4,991          616

Stock issued under dividend reinvestment and stock purchase plan         272          291

Stock options exercised, net ...................................       1,160          140

Tax benefit from stock options exercised .......................          96           17

Stock redeemed .................................................      (2,137)      (3,503)

Cumulative preferred stock issued ..............................         125

Share-based compensation .......................................         438          251
                                                                   ---------    ---------

Balances, March 31 .............................................   $ 348,841    $ 328,648
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                      ----------------------------------
                                                                                            2008              2007
                                                                                      ----------------  ----------------
Cash Flows From Operating Activities:
  Net income........................................................................  $        8,126    $        7,771
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses.......................................................           3,823             1,599
    Depreciation and amortization...................................................           1,126             1,150
    Share-based compensation........................................................             438               251
    Tax benefits from stock options exercised.......................................             (96)              (17)
    Mortgage loans originated for sale..............................................         (28,904)          (28,046)
    Proceeds from sales of mortgage loans...........................................          29,145            30,727
    Change in interest receivable...................................................           2,190             2,404
    Change in interest payable......................................................            (704)            1,508
    Other adjustments...............................................................           1,310             1,546
                                                                                      ---------------   ---------------
      Net cash provided by operating activities.....................................  $       16,454    $       18,893
                                                                                      ---------------   ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...........................................  $        3,651    $        4,499
  Purchases of
    Securities available for sale...................................................            (550)          (25,137)
    Securities held to maturity.....................................................            (500)
  Proceeds from maturities of
    Securities available for sale...................................................          30,890            14,446
    Securities held to maturity.....................................................             413               389
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock....................................................             (95)
  Purchase of bank owned life insurance ............................................                            (3,500)
  Net change in loans...............................................................         (63,824)          (39,859)
  Other adjustments.................................................................          (1,207)           (2,019)
                                                                                      ---------------   ---------------
      Net cash used by investing activities.........................................  $      (31,222)   $      (51,181)
                                                                                      ---------------   ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.....................................................  $      (11,318)   $      (72,495)
    Certificates of deposit and other time deposits.................................         (19,674)            9,345
  Borrowings........................................................................          62,794            82,333
  Repayment of borrowings...........................................................         (57,106)          (25,908)
  Cash dividends on common stock....................................................          (4,166)           (4,260)
  Stock issued under dividend reinvestment and stock purchase plans.................             272               291
  Stock options exercised...........................................................           1,160               140
  Cumulative preferred stock issued.................................................             125
  Tax benefit from stock options exercised..........................................              96                17
  Stock redeemed....................................................................          (2,137)           (3,503)
                                                                                      ---------------   ---------------
      Net cash used by financing activities.........................................         (29,954)          (14,040)
                                                                                      ---------------   ---------------
Net Change in Cash and Cash Equivalents.............................................         (44,722)          (46,328)
Cash and Cash Equivalents, January 1................................................         134,683            89,957
                                                                                      ---------------   ---------------
Cash and Cash Equivalents, March 31.................................................  $       89,961    $       43,629
                                                                                      ===============   ===============

Additional cash flows information:
  Interest paid ....................................................................  $        26,548   $        26,657
  Income tax paid ..................................................................            1,500               500

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year.

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

SFAS 123(R) required the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2008 and 2007 totaled $438,000 and $251,000, respectively. Share based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The estimated fair value of the stock options granted during 2008 and in prior years was calculated using a Black Scholes option pricing model. The following summarizes the assumptions used in the 2008 Black Scholes model:

      Risk-free interest rate                              2.69%
      Expected price volatility                           32.13%
      Dividend yield                                       3.68%
      Forfeiture rate                                      5.00%
      Weighted-average expected life, until exercise       6.53 years

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the three months ended March 31, 2008, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    2008         2007
                                                                                -----------  -----------
      Stock and ESPP Options:
           Pre-tax compensation expense ........................................$      181   $      119

           Income tax benefit ..................................................       (15)          (7)
                                                                                ----------   ----------
      Stock and ESPP option expense, net of income taxes .......................$      166   $      112
                                                                                ==========   ==========

      Restricted Stock Awards:
           Pre-tax compensation expense ........................................$      257   $      132

           Income tax benefit ..................................................       (90)         (46)
                                                                                ----------   ----------
      Restricted stock awards expense, net of income taxes .....................$      167   $       86
                                                                                ==========   ==========

      Total Share-Based Compensation:
           Pre-tax compensation expense ........................................$      438   $      251

           Income tax benefit ..................................................      (105)         (53)
                                                                                ----------   ----------
      Total share-based compensation expense, net of income taxes ..............$      333   $      198
                                                                                ==========   ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

As of March 31, 2008, unrecognized compensation expense related to stock options, RSAs and ESPP options totaling $551,000, $2,531,000 and $46,000, respectively, is expected to be recognized over weighted-average periods of 1.42, 2.00 and 0.25 years, respectively.

Stock option activity under the Corporation's stock option plans as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2008 ..................  1,054,430       $     24.30
  Granted .........................................     72,300             27.93
  Exercised .......................................   (100,722)            22.59
  Cancelled .......................................    (13,390)            22.32
                                                     ----------
  Outstanding at March 31, 2008 ...................  1,012,618       $     24.76           5.68     $3,832,357
                                                     ==========
  Vested and Expected to Vest at March 31, 2008 ...    999,957       $     24.72           5.64     $3,815,778
  Exercisable at March 31, 2008 ...................    882,768       $     24.39           5.13     $3,662,314


The weighted-average grant date fair value was $6.54 for stock options granted during the three months ended March 31, 2008.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the first three months of 2008 was $502,000. Exercise of options during this same period resulted in cash receipts of $1,160,000. The Corporation recognized a tax benefit of approximately $96,000 in the first three months of 2008, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock awards outstanding as of March 31, 2008:

                                                                Weighted-Average
                                                   Number of     Grant-Date Fair
                                                    Shares           Value
                                                  ----------      -----------
  Unvested RSAs at January 1, 2008 .............     98,027        $    27.12
  Granted ......................................     61,525             27.81
  Forfeited ....................................     (1,227)            25.67
  Vested .......................................       (488)            25.97
                                                  ----------
  Unvested RSAs at March 31, 2008 ..............    157,837        $    27.85
                                                  ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2007 offering period and approximates $184,000. The ESPP options vests during the twelve month period ending June 30, 2008. At March 31, 2008, total unrecognized compensation expense related to unvested ESPP options was $46,000, which is expected to be recognized over a period of three months.

Note 3.  Disclosures About Fair Value of Assets and Liabilities

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1  Quoted prices in active markets for identical assets or liabilites

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilites; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include treasury securities, agencies, mortgage backs, state and municipal, corporate obligations, and marketable equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include mortgage backed securities and corporate obligations.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008.

                                                                              Fair Value Measurements Using
                                                          -----------------------------------------------------------------
                                                                 Quoted Prices in     Significant
                                                                  Active Markets         Other             Significant
                                                                  for Identical       Observable           Unobservable
                                                                    Assets               Inputs               Inputs
                                             Fair Value            (Level 1)           (Level 2)             (Level 3)
                                           --------------------------------------------------------------------------------
Available-for-sale securities                $415,638                                  $404,477              $11,161

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs:

                                                        Available-for-Sale
                                                           Securities
                                                        -----------------
Beginning balance                                           $ 12,023

Total realized and unrealized gains and losses
  Included in other comprehensive income                        (862)
                                                          ----------

Ending balance                                              $ 11,161
                                                          ==========

There  were  no  gains  or  losses  included  in  the  first  quarter   earnings
attributable to the change in unrealized gains or losses related to assets and liabilites still held at March 31, 2008.

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $13,679,000 as of March 31, 2008. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at March 31, 2008
  U.S. Treasury ........................     $  1,501    $    32              $  1,533
  U.S. Government-sponsored
    agency securities...................       51,880        776                52,656
  State and municipal ..................      146,266      3,805    $     5    150,066
  Mortgage-backed securities ...........      190,303      4,199        187    194,315
  Corporate obligations ................       13,700                 2,146     11,554
  Marketable equity securities..........        6,215                   701      5,514
                                             --------   --------   --------   --------
      Total available for sale .........      409,865      8,812      3,039    415,638
                                             --------   --------   --------   --------


Held to maturity at March 31, 2008
  State and municipal...................       10,405        453        113     10,745
  Mortgage-backed securities............           12                               12
                                             --------   --------   --------   --------
      Total held to maturity ...........       10,417        453        113     10,757
                                             --------   --------   --------   --------
      Total investment securities ......     $420,282   $  9,265   $  3,152   $426,395
                                             ========   ========   ========   ========

                                                           Gross       Gross
                                              Amortized  Unrealized  Unrealized   Fair
                                                Cost       Gains       Losses    Value
Available for sale at December 31, 2007
  U.S. Treasury ........................       $  1,501  $     18             $  1,519
  U.S. Government-sponsored
    agency securities ..................         67,793       240    $    98    67,935
  State and municipal ..................        150,744     2,324        156   152,912
  Mortgage-backed securities ...........        199,591     1,654      1,444   199,801
  Corporate obligations ................         13,740                1,294    12,446
  Marketable equity securities .........          6,835                  612     6,223
                                               --------  --------   --------  --------
     Total available for sale ..........        440,204     4,236      3,604   440,836
                                               --------  --------   --------  --------

Held to maturity at December 31, 2007
  State and municipal ..................         10,317       237        298    10,256
  Mortgage-backed securities ...........             14                             14
                                               --------  --------   --------  --------
     Total held to maturity ............         10,331       237        298    10,270
                                               --------  --------   --------  --------
     Total investment securities .......       $450,535  $  4,473   $  3,902  $451,106
                                               ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                     March 31,    December 31,
                                                                                       2008          2007
                                                                                   -----------    -----------
Loans:
  Commercial and industrial loans ..............................................   $   724,643    $   662,701
  Agricultural production financing and other loans to farmers .................       123,314        114,324
  Real estate loans:
    Construction ...............................................................       178,171        165,425
    Commercial and farmland ....................................................       961,431        947,234
    Residential ................................................................       728,956        744,627
  Individuals' loans for household and other personal expenditures .............       174,857        187,880
  Tax-exempt loans .............................................................        11,646         16,423
  Lease financing receivables, net of unearned income...........................         8,438          8,351
  Other loans ..................................................................        26,254         29,878
                                                                                   -----------    -----------
                                                                                     2,937,710      2,876,843
  Allowance for loan losses.....................................................       (29,094)       (28,228)
                                                                                   -----------    -----------
      Total Loans...............................................................   $ 2,908,616    $ 2,848,615
                                                                                   ===========    ===========

                                                                                        Three Months Ended
                                                                                             March 31,

                                                                                       2008           2007
                                                                                   -----------    -----------
Allowance for loan losses:
  Balances, January 1 ..........................................................   $    28,228    $    26,540

  Provision for losses .........................................................         3,823          1,599

  Recoveries on loans ..........................................................           913            231

  Loans charged off ............................................................        (3,870)        (1,551)
                                                                                   -----------    -----------
  Balances, March 31 ...........................................................   $    29,094    $    26,819
                                                                                   ===========    ===========

                                                    March 31,      December 31,
Non Performing Assets:                                2008             2007
================================================================================

Non-accrual loans................................    $ 27,465       $ 29,031
Renegotiated loans...............................         142            145
                                                     --------       --------
Non performing loans (NPL).......................      27,607         29,176
Real estate owned and repossessed assets.........       7,372          2,573
                                                     --------       --------
Non performing assets (NPA)......................      34,979         31,749
90+ days delinquent..............................       4,996          3,578
                                                     --------       --------
NPAS & 90+ days delinquent.......................    $ 39,975       $ 35,327
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


                                                                          Three Months Ended March 31,
                                                               2008                                         2007
                                             -------------------------------------------  ------------------------------------------
                                                             Weighted-                                    Weighted-
                                              Net             Average       Per Share      Net             Average       Per Share
                                             Income           Shares         Amount       Income           Shares         Amount
                                             ------           ------         ------       ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders......................$    8,126        17,938,442    $     .45    $    7,771        18,410,958    $     .42
                                                                             ==========                                   ==========

Effect of dilutive stock options.............                     116,525                                       85,576
                                             ----------       ------------                ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..................$    8,126        18,054,967    $     .45    $    7,771        18,496,534    $     .42
                                             ==========       ============   ==========   ==========       ============   ==========

Stock options to purchase 571,407 and 610,971 shares for the three months ended March 31, 2008 and 2007 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

Note 7.  Impact of Accounting Changes

EFFECT OF NEWLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159) became effective for the Corporation on January 1, 2008. FAS 159 allows companies an option to report selected financial assets and liabilities at fair value. Because we did not elect the fair value measurement provision for any of our financial assets or liabilities, the adoption of SFAS 159 did not have any impact on our 2008 consolidated financial statements. Presently, we have not determined whether we will elect the fair value measurement provisions for future transactions.

Effective January 1, 2008, the Corporation adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The adoption of EITF 06-4 and EITF 06-10 did not have any impact on our 2008 consolidated financial statements.

Future Accounting Matters

Financial Accounting Standards Board Statement No. 141 (SFAS 141R), "Business Combinations (Revised 2007)," was issued in December 2007 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Under SFAS 141R, the requirements of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting. Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, "Accounting for Contingencies." The Corporation is evaluating the requirements of SFAS 141R to determine if it will have a significant impact on the Corporation's financial condition or results of operations.

Financial Accounting Standards Board Statement No. 160 (SFAS 160), "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51," was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation's financial statements.

Financial Accounting Standards Board Statement No. 161 (SFAS 161), "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation's financial statements.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see "Notes to the Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the quarter ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

BUSINESS SUMMARY

We are a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 65 banking center locations in 18 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation's business activities are currently limited to one significant business segment, which is community banking. As of March 31, 2008, the Corporation's financial service affiliates included four nationally chartered banks: First Merchants Bank, National Association, First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank. The banks provide commercial and retail banking services. In addition, our trust company, multi-line insurance company and a title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

Management believes that its vision, mission, culture statement and core values produce profitable growth for stockholders. Management also believes it is important to maintain a strong control environment as we continue to grow our businesses. Interest rate and market risks inherent in our asset and liability balances are managed within prudent ranges, while ensuring adequate liquidity and funding. Sound credit policies are maintained and interest rate and market risks inherent in our asset and liability balances are managed within prudent ranges, while ensuring adequate liquidity and funding.


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2008, equaled $8,126,000, compared to $7,771,000 in the same period of 2007. Diluted earnings per share were $.45, an increase of 7.1 percent from the $.42 reported for the first quarter 2007.

Annualized returns on average assets and average stockholders' equity for the three months ended March 31, 2008, were .86 percent and 9.43 percent, respectively, compared with .88 percent and 9.47 percent for the same period of 2007.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CAPITAL

Our regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was 7.3 percent at March 31, 2008 and 7.2 percent at year end 2007. In addition, at March 31, 2008, we had a Tier I risk-based capital ratio of 8.6 percent and total risk-based capital ratio of 11.2 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

Our GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.3 percent at March 31, 2008 and 9.0 percent at December 31, 2007. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

Our  tangible  capital  ratio,   defined  as  total  stockholders'  equity  less
intangibles net of tax to total assets less intangibles net of tax, equaled 6.0 percent as of March 31, 2008, and 5.7 percent at December 31, 2007.

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

                                               March 31,    December 31,
(Dollars in thousands)                           2008           2007
                                             ===========    ===========

Average goodwill ..........................  $   123,435    $   123,191
Average core deposit intangible (CDI) .....       11,978         13,868
Average deferred tax on CDI ...............       (3,178)        (3,659)
                                             -----------    -----------
  Intangible adjustment ...................  $   132,235    $   133,400
                                             ===========    ===========

Average stockholders' equity (GAAP capital)  $   344,780    $   330,786
Intangible adjustment .....................     (132,235)      (133,400)
                                             -----------    -----------
  Average tangible capital ................  $   212,545    $   197,386
                                             ===========    ===========

Average assets ............................  $ 3,758,491    $ 3,639,772
Intangible adjustment .....................     (132,235)      (133,400)
                                             -----------    -----------
  Average tangible assets .................  $ 3,626,256    $ 3,506,372
                                             ===========    ===========

Net income ................................  $     8,126    $    31,639
CDI amortization, net of tax ..............          480          1,919
                                             -----------    -----------
  Tangible net income .....................  $     8,606    $    33,558
                                             ===========    ===========

Diluted earnings per share ................  $       .45    $      1.73
Diluted tangible earnings per share .......  $       .48    $      1.83

Return on average GAAP capital ............         9.43%          9.56%
Return on average tangible capital ........        16.42%         17.00%

Return on average assets ..................          .86%           .87%
Return on average tangible assets .........          .95%           .96%

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

At March 31, 2008, non-performing assets, which includes nonaccrual loans, restructured loans, and other real estate owned totaled $34,979,000, an increase of $3,203,000 from December 31, 2007 as noted in Note 5 Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q. Other real estate owned increased $4,799,000 from December 31, 2007, primarily due to one borrower. Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower's management.

At March 31, 2008, impaired loans totaled $93,718,000, an increase of $6,769,000 from December 31, 2007. At March 31, 2008, an allowance for losses was not deemed necessary for impaired loans totaling $71,890,000, as there was no identified loss on these credits. An allowance of $6,121,000 was recorded for the remaining balance of impaired loans of $21,828,000 and is included in our allowance for loan losses. The increase of total impaired loans is primarily due to the increase of performing, substandard classified loans, which comprise a portion of our total impaired loans. A loan is deemed impaired when, based on current information or events, it is probable all amounts due of principle interest according to the contractual terms of the loan agreement will not be collected. All of our criticized loans, including substandard, doubtful and loss credits, are included in the impaired loan total.

At March 31, 2008, the allowance for loan losses was $29,094,000, an increase of $866,000 from year end 2007. As a percent of loans, the allowance was .99 percent at March 31, 2008 and .98 percent at December 31, 2007.

The provision for loan losses for the first three months of 2008 was $3,823,000, an increase of $2,224,000 from $1,599,000 for the same period in 2007. The increase from the prior quarter was a result of increased net charge offs of $1,637,000. The determination of the provision in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.
                                                                         Page 20

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
LIQUIDITY

Liquidity management is the process by which we ensure that adequate liquid funds are available for us and our subsidiaries. These funds are necessary in order to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to shareholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by our asset/liability committee.

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, we utilize advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At March 31, 2008, total borrowings from the FHLB were $244,468,000. Our bank subsidiaries have pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2008, was $35,029,000. At March 31, 2008, our revolving line of credit had no balance and a remaining borrowing capacity of $25,000,000. On February 15, 2008, we paid down the outstanding $25,000,000 balance on the revolving line of credit through an increase of the subordinated debenture with LaSalle.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $415,638,000 at March 31, 2008, a decrease of $25,198,000 or 5.7 percent below
December 31, 2007. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $1,033,000 at March 31, 2008. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at March 31, 2008 are as follows:

                                                                  At March 31,
(Dollars in thousands)                                               2008
================================================================================
Amounts of commitments:
Loan commitments to extend credit ............................... $  764,722
Standby letters of credit .......................................     25,009
                                                                  ----------
                                                                  $  789,731
                                                                  ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and borrowings at March 31, 2008 are as follows:

                                2008       2009       2010       2011       2012       2013       Total
(Dollars in thousands)       remaining                                              and after
=======================================================================================================
Operating leases .........   $  1,253   $  1,420   $  1,190   $    961   $    606   $     79   $  5,509
Borrowings ...............    234,794     55,348     58,071     18,944     65,874    141,431    574,462
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $236,047   $ 56,768   $ 59,261   $ 19,905   $ 66,480   $141,510   $579,971
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

It is our objective to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of our Asset/Liability function to provide optimum and stable net interest income. To accomplish this, we use two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are both constructed, presented, and monitored quarterly.

We believe that our liquidity and interest sensitivity position at March 31, 2008, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

Net interest income simulation modeling, or earnings-at-risk, measures the sensitivity of net interest income to various interest rate movements. Our asset liability process monitors simulated net interest income under three separate interest rate scenarios; base, rising and falling. Estimated net interest income for each scenario is calculated over a 12-month horizon. The immediate and parallel changes to the base case scenario used in the model are presented on the following page. The interest rate scenarios are used for analytical purposes and do not necessarily represent our view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into our earnings.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

Driver Rates            RISING             FALLING
=============================================================
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (156)
Three-Year CMT          200                (182)
Five-Year CMT           200                (200)
CD's                    200                (158)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at March 31, 2008. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $123,123  $123,353   $119,882

Variance from base                                    $    230   $ (3,241)

Percent of change from base                               (0.2)%     (2.6)%

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

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at December 31, 2007. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
=========================================================================
Net Interest Income                         $117,693  $120,089   $116,063

Variance from base                                    $  2,396   $ (1,630)

Percent of change from base                                2.0 %     (1.4)%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2008, and December 31, 2007. Earning assets increased by $31,958,000 in the three months ended March 31, 2008. Loans and loans held for sale increased by $60,626,000. The three largest loan segments that increased were in commerical and industrial at $61,492,000, commercial and farmland at $14,197,000, and real estate construction at $12,746,000. Loan segments that decreased were residential real estate of $15,671,000 and loans to individuals of $13,023,000. Investments decreased by $25,000,000 as lower yielding investments matured and were reinvested in higher yielding loans.


----------------------------------------------------------------------------------------------------
EARNING ASSETS
(Dollars in thousands)                                           March 31,              December 31,
                                                                   2008                     2007
----------------------------------------------------------------------------------------------------
Interest-bearing time deposits ......................             $21,280                  $24,931

Investment securities available for sale ............             415,638                  440,836

Investment securities held to maturity ..............              10,417                   10,331

Mortgage loans held for sale ........................               3,494                    3,735

Loans ...............................................           2,937,710                2,876,843

Federal Reserve and Federal Home Loan Bank stock                   25,345                   25,250
                                                               ----------               ----------

                     Total ..........................          $3,413,884               $3,381,926
                                                               ==========               ==========

--------------------------------------------------------------------------------
DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans) based on period ending amounts as of March 31, 2008 and December 31, 2007.

(Dollars in thousands)                               March 31,     December 31,
                                                       2008           2007
                                                    ----------     ----------
Deposits ........................................   $2,813,127     $2,844,121
Federal funds purchased..........................      111,144         52,350
Securities sold under repurchase agreements......      103,024        106,497
Federal Home Loan Bank advances .................      244,468        294,101
Subordinated debentures, revolving credit lines,
   term loans and other .........................      115,826        115,826
                                                    ----------     ----------
                                                    $3,387,589     $3,412,895
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2008 and 2007.

During the three months ended March 31, 2008, asset yields decreased 23 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 47 basis points (FTE), resulting in an 24 basis point (FTE) increase in net interest income as compared to the same period in 2007.

                                                            Three Months Ended
                                                                 March 31,
(Dollars in Thousands)                                      2008         2007
                                                        ===========  ===========

Annualized net interest income........................  $  123,237   $  108,302

Annualized FTE adjustment.............................  $    3,615   $    4,010

Annualized net interest income
  On a fully taxable equivalent basis.................  $  126,852   $  112,312

Average earning assets................................  $3,396,641   $3,209,807

Interest income (FTE) as a percent
  of average earning assets...........................        6.78%        7.01%

Interest expense as a percent
  of average earning assets...........................        3.04%        3.51%

Net interest income (FTE) as a percent
  of average earning assets...........................        3.74%        3.50%


Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

HEDGING ACTIVITIES

On August 1, 2006, the Corporation purchased three prime-based interest rate floor agreements with an aggregate notional amount of $250 million and strike rates ranging from 6% to 7%. The combined purchase price of approximately $550,000 was to be amortized on an allocated fair value basis over the three-year term of the agreements. On March 19, 2008, the Corporation received $5,216,000 in connection with the termination of the three interest rate floor agreements. The contractual maturity of the floors was August 1, 2009. During the life of the floors, pre-tax gains of approximately $4,662,500 were deferred in accumulated other comprehensive income (AOCI) in accordance with cash flow hedge accounting rules established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining sixteen months of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affects earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through August 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminate floors, then amounts in AOCI could be accelerated. The Corporation decided to terminate the interest rate floor agreements only after considering the impact of the transaction on its risk management objectives and after alternative strategies were in place to mitigate the adverse impact of falling interest rates on its net interest margin. At March 31, 2008, the remaining pre-tax gains are approximately $4.2 million.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
OTHER INCOME

Total other income in the first three months of 2008 was $723,000 or 7.4 percent higher than the same period of 2007.

Four items primarily account for the change:

1. Gains of $277,000 related to the termination of three interest rate floor agreements occurred in the first quarter of 2008.

2. Other customer fees up $188,000 due to increased fees to customers and increased interchange fees.

3. Net gains and fees on sales of mortgages loans increased $111,000 due to additional loans sold in the secondary market.

4.   Trust fees increased $106,000 as a result of increased trust business.



OTHER EXPENSES

Other expenses in the first three months of 2008 were $2,079,000 or 8.6 percent higher than the same period in 2007.

Two items primarily account for the change:

1. Salary and employee benefit expenses were $1,372,000 higher in the first quarter of 2008, as compared to the same period in 2007 primarily due to staff additions and normal annual increases. Approximately $187,000 of the increase is due to increases in share-based compensation expense.

2. Expenses related to other real estate owned and repossessed assets were $193,000 higher in 2008 than in the same period in 2007.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

Income tax expense, for the three months ended March 31, 2008, decreased by $201,000 from the same period in 2007. The effective tax rate was 27.7 and 29.9 percent for the 2008 and 2007 periods.

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

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

          None

Item 1.A. Risk Factors
----------------------

There have been no material changes from the risk factors previously disclosed in the Corporation's December 31, 2007 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity
          Securities and Use of Proceeds
---------------------------------------------------

         a.  None

         b.  None

         c.  Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended March 31, 2008, as follows(1):

                                                                                               MAXIMUM NUMBER (OR
                                                                    TOTAL NUMBER OF        APPROXIMATE DOLLAR VALUE)
                                                               SHARES PURCHASED AS PART     OF SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE        OF PUBLICLY ANNOUNCED         BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE        PLANS OR PROGRAMS          THE PLANS OR PROGRAMS
      ------            ----------------    --------------    -------------------------    ------------------------
01/01/08 - 01/31/08         103,443(1)          $22.64               95,000                     390,000
02/01/08 - 02/29/08          30,308(2)           26.87                    0                     390,000
03/01/08 - 03/31/08           1,983(2)           29.44                    0                     390,000


(1) On December 4, 2007, the Corporation's Board authorized management to repurchase up to 500,000 shares of the Corporation's Common Stock. This authorization was publicly announced and expires December 31, 2008. Of the 103,443 shares referenced above, 95,000 shares were purchased in open market transactions pursuant to this authorization. There were 390,000 remaining shares that may yet be purchased pursuant to such authorizations as of March 31, 2008. The remaining 8,443 shares were purchased in connection with the exercise of certain outstanding stock options.

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


Date: May 9, 2008                       by /s/ Michael C. Rechin
     --------------------------            -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: May 9, 2008                       by /s/ Mark K. Hardwick
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

Date: May 9, 2008                       by /s/ Michael C. Rechin
                                           -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: May 9, 2008                   by: /s/Mark K. Hardwick
                                        ----------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 9, 2008                       by /s/ Michael C. Rechin
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 9, 2008                       by /s/ Mark K. Hardwick
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