Form 10-Q
period 2008-06-30
FIRST MERCHANTS CORP
filed 2008-08-11
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 18,113,836 outstanding common shares, without par value, of the registrant.

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

 Signatures...................................................................31

 Index to Exhibits............................................................32

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                     June 30,     December 31,
                                                                       2008           2007
                                                                  ------------    ------------
                                                                   (Unaudited)
  ASSETS:
  Cash and due from banks .......................................  $    80,996     $   134,188
  Federal funds sold ............................................                          495
                                                                   -----------     -----------
  Cash and cash equivalents .....................................       80,996         134,683
  Interest-bearing deposits......................................        7,267          24,931
  Investment securities available for sale ......................      397,068         440,836
  Investment securities held to maturity ........................       11,256          10,331
  Mortgage loans held for sale...................................        3,234           3,735
  Loans, net of allowance for loan losses of $31,597 and $28,228.    2,986,999       2,848,615
  Premises and equipment ........................................       44,232          44,445
  Federal Reserve and Federal Home Loan Bank stock...............       25,455          25,250
  Interest receivable ...........................................       19,680          23,402
  Core deposit intangibles ......................................       11,562          12,412
  Goodwill ......................................................      124,668         123,444
  Cash surrender value of life insurance.........................       72,948          70,970
  Other real estate owned .......................................       17,243           2,569
  Other assets ..................................................       19,852          16,464
                                                                   -----------     -----------
      Total assets ..............................................  $ 3,822,460     $ 3,782,087
                                                                   ===========     ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................  $   403,152     $   370,397
    Interest-bearing ............................................    2,460,483       2,473,724
                                                                   -----------     -----------
      Total deposits ............................................    2,863,635       2,844,121
  Borrowings:
    Federal funds purchased .....................................      151,356          52,350
    Securities sold under repurchase agreements .................       90,872         106,497
    Federal Home Loan Bank Advances .............................      228,196         294,101
    Subordinated debentures, revolving credit lines
      and term loans ............................................      115,826         115,826
                                                                   -----------     -----------
      Total borrowings ..........................................      586,250         568,774
  Interest payable ..............................................        6,658           8,325
  Other liabilities..............................................       18,525          20,931
                                                                   -----------     -----------
      Total liabilities .........................................    3,475,068       3,442,151

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Cumulative Preferred Stock, $1,000 par value:
    Authorized -- 600 shares
    Issued and outstanding - 125 shares..........................           125
  Preferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common Stock, $.125 stated value:
    Authorized -- 50,000,000 shares
    Issued and outstanding - 18,062,701 and 18,002,787 shares....         2,258          2,250
  Additional paid-in capital ....................................       140,258        137,801
  Retained earnings .............................................       209,059        202,750
  Accumulated other comprehensive loss ..........................        (4,308)        (2,865)
                                                                    -----------    -----------
      Total stockholders' equity ................................       347,392        339,936
                                                                    -----------    -----------
      Total liabilities and stockholders' equity ................   $ 3,822,460    $ 3,782,087
                                                                    ===========    ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,                June 30,
                                                                    2008        2007        2008        2007
Interest Income:
  Loans receivable
    Taxable ...................................................   $49,023     $51,204    $100,124    $100,849
    Tax exempt ................................................       178         249         343         450
  Investment securities
    Taxable ...................................................     2,947       3,394       6,196       6,676
    Tax exempt ................................................     1,452       1,651       2,965       3,312
  Federal funds sold ..........................................         3          91          11          92
  Deposits with financial institutions ........................       133         120         415         243
  Federal Reserve and Federal Home Loan Bank stock ............       370         299         705         627
                                                                  -------     -------     -------     -------
    Total interest income .....................................    54,106      57,008     110,759     112,249
                                                                  -------     -------     -------     -------
Interest Expense:
  Deposits ....................................................    16,297      22,390      35,730      44,196
  Fed funds purchased .........................................       577       1,047       1,246       1,901
  Securities sold under repurchase agreements .................       632         910       1,448       1,479
  Federal Home Loan Bank advances .............................     2,825       3,009       5,861       5,945
  Subordinated debentures, revolving credit lines
    and term loans ............................................     1,602       2,037       3,492       4,038
                                                                  -------     -------     -------     -------
    Total interest expense ....................................    21,933      29,393      47,777      57,559
                                                                  -------     -------     -------     -------
Net Interest Income ...........................................    32,173      27,615      62,982      54,690
Provision for loan losses .....................................     7,070       1,648      10,893       3,247
                                                                  -------     -------     -------     -------
Net Interest Income After Provision for Loan Losses ...........    25,103      25,967      52,089      51,443
                                                                  -------     -------     -------     -------
Other Income:
  Service charges on deposit accounts .........................     3,157       3,091       6,088       5,974
  Fiduciary activities ........................................     2,126       2,257       4,268       4,293
  Other customer fees .........................................     1,767       1,535       3,446       3,026
  Commission income ............................................    1,427       1,269       3,096       2,907
  Earnings on cash surrender value of life insurance ..........       606         782       1,344       1,467
  Net gains and fees on sales of loans ........................       668         611       1,311       1,143
  Net realized gains/(losses) on sales of
    available-for-sale securities .............................        13                      86          (1)
  Other income ................................................       570         221       1,222         761
                                                                  -------     -------     -------     -------
Total other income ............................................    10,334       9,766      20,861      19,570
                                                                  -------     -------     -------     -------
Other expenses:
  Salaries and benefits .......................................    15,698      14,796      31,796      29,522
  Net occupancy ...............................................     1,750       1,612       3,555       3,210
  Equipment ...................................................     1,643       1,783       3,297       3,505
  Marketing ...................................................       612         653       1,096       1,140
  Outside data processing fees.................................     1,009       1,036       1,891       1,987
  Printing and office supplies.................................       291         388         572         687
  Core deposit amortization....................................       808         790       1,598       1,581
  Write-off of unamortized underwriting expense ...............                 1,771                   1,771
  Other expenses ..............................................     4,593       4,910       8,872       8,530
                                                                  -------     -------     -------     -------
Total other expenses ..........................................    26,404      27,739      52,677      51,933
                                                                  -------     -------     -------     -------
Income Before Income Tax ......................................     9,033       7,994      20,273      19,080
Income tax expense ............................................     2,491       1,786       5,605       5,101
                                                                  -------     -------     -------     -------
Net Income ....................................................   $ 6,542     $ 6,208    $ 14,668    $ 13,979
                                                                  =======     =======     =======     =======

Per share:

    Basic net income ..........................................   $   .37     $   .34     $   .82     $   .76
    Diluted  net income .......................................       .36         .34         .81         .76
    Cash dividends paid .......................................       .23         .23         .46         .46
    Average diluted shares outstanding (in thousands) .........    18,159      18,369      18,108      18,432

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                     June 30,
                                                                                 ----------------------     ----------------------
                                                                                    2008         2007          2008         2007
                                                                                 ---------    ---------     ---------    ---------
Net Income...................................................................... $  6,542     $  6,208      $ 14,668     $ 13,979

Other comprehensive losses net of tax:
  Unrealized losses on securities available for sale:
    Unrealized holding losses arising during the period, net of
      income tax benefit of $3,188, $1,493, $1,364 and $1,195...................   (5,920)      (2,773)       (2,532)      (2,220)

  Unrealized gains/(losses) on cash flow hedges:
    Unrealized gains/(losses) arising during the period, net of income tax of
      $243, $221, $(939) and $179...............................................     (365)        (331)        1,409         (269)

  Amortization of items previously recorded in accumulated other comprehensive income/(losses), net of income tax expense
    of $94, $(140), $179, and $(140)............................................     (141)         210          (268)         210

Reclassification adjustment for gains/(losses) included in net
  income, net of income tax expense of $5, $0, $34, and $0......................       (8)                       (52)           1
                                                                                 ---------    ---------     ---------   ---------
                                                                                   (6,434)      (2,894)       (1,443)      (2,278)
                                                                                 ---------    ---------     ---------   ---------
Comprehensive income ........................................................... $    108     $  3,314      $ 13,225     $ 11,701
                                                                                 =========    =========     =========   =========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2008         2007
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 339,936    $ 327,325

Net income .....................................................      14,668       13,979

Cash dividends on common stock .................................      (8,358)      (8,483)

Other comprehensive loss, net of tax ...........................      (1,443)      (2,278)

Stock issued under dividend reinvestment and stock purchase plan         547          593

Stock options exercised, net of tax ............................       1,595          370

Tax benefit from stock options exercised .......................         137           89

Stock redeemed .................................................      (2,180)      (4,956)

Issuance of stock related to acquisition .......................       1,463

Cumulative preferred stock issued ..............................         125

Share-based compensation .......................................         902          741
                                                                   ---------    ---------

Balances, June 30. .............................................   $ 347,392    $ 327,380
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                         June 30,
                                                            ----------------------------------
                                                                  2008              2007
                                                            ----------------  ----------------
Cash Flows From Operating Activities:
  Net income............................................    $       14,668    $       13,979
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for loan losses...........................            10,893             3,247
    Depreciation and amortization.......................             2,258             2,357
    Share-based compensation............................               902               741
    Tax benefits from stock options exercised...........              (137)              (89)
    Mortgage loans originated for sale..................           (58,050)          (58,085)
    Proceeds from sales of mortgage loans...............            58,551            60,656
    Change in interest receivable.......................             3,722             2,730
    Change in interest payable..........................            (1,667)            1,091
    Other adjustments...................................           (17,688)             (117)
                                                            ---------------   ---------------
      Net cash provided by operating activities.........    $       13,452    $       26,510
                                                            ---------------   ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...............    $       17,664    $        2,386
  Purchases of
    Securities available for sale.......................           (21,136)          (49,694)
    Securities held to maturity.........................            (1,840)
  Proceeds from maturities of
    Securities available for sale.......................            60,876            31,252
    Securities held to maturity.........................               913               390
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock........................              (205)             (131)
  Purchase of bank owned life insurance ................              (706)           (3,500)
  Net cash paid in acquisitions ........................              (237)
  Net change in loans...................................          (149,277)         (115,646)
  Other adjustments.....................................            (2,048)           (4,090)
                                                            ---------------   ---------------
      Net cash used by investing activities.............    $      (95,996)   $     (139,033)
                                                            ---------------   ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.........................    $       23,209    $      (40,530)
    Certificates of deposit and other time deposits.....            (3,695)            9,593
  Borrowings............................................           269,506           192,048
  Repayment of borrowings...............................          (252,029)          (45,237)
  Cash dividends on common stock........................            (8,358)           (8,483)
  Stock issued under dividend
    reinvestment and stock purchase plans...............               547               593
  Stock options exercised...............................             1,595               370
  Cumulative preferred stock issued.....................               125
  Tax benefit from stock options exercised..............               137                89
  Stock redeemed........................................            (2,180)           (4,956)
                                                           ---------------   ---------------
      Net cash provided by financing activities.........            28,857           103,487
                                                           ---------------   ---------------
Net Change in Cash and Cash Equivalents.................           (53,687)           (9,036)
Cash and Cash Equivalents, January 1....................           134,683            89,957
                                                           ---------------   ---------------
Cash and Cash Equivalents, June 30......................    $       80,996    $       80,921
                                                           ===============   ===============

Additional cash flows information:
  Interest paid ........................................    $       49,444    $       58,239
  Income tax paid ......................................            10,471             6,939

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year.

NOTE 2.  Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1994 Stock Option Plan and The 1999 Long-term Equity Incentive Plan. The stock options, which have a ten year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years. The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors. DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.

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

SFAS 123(R) required the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2008 totaled $464,000 and $902,000, respectively, compared to $490,000 and $741,000 for the three and six months ended June 30, 2007. Share based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the six months ended June 30, 2008, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

                                                                                    Three Months Ended            Six Months Ended
                                                                                         June 30,                     June 30,
                                                                                    2008         2007           2008         2007
                                                                                -----------  -----------    -----------  -----------
      Stock and ESPP Options:
           Pre-tax compensation expense ........................................$      141   $      174     $      321   $      292

           Income tax benefit ..................................................        (6)          (9)           (22)         (15)
                                                                                ----------   ----------     ----------   ----------
      Stock and ESPP option expense, net of income taxes .......................$      135   $      165     $      299   $      277
                                                                                ==========   ==========     ==========   ==========

      Restricted Stock Awards:
           Pre-tax compensation expense ........................................$      323   $      316     $      581   $      449

           Income tax benefit ..................................................      (113)        (110)          (203)        (157)
                                                                                ----------   ----------     ----------   ----------
      Restricted stock awards expense, net of income taxes .....................$      210   $      206     $      378   $      292
                                                                                ==========   ==========     ==========   ==========

      Total Share-Based Compensation:
           Pre-tax compensation expense ........................................$      464   $      490     $      902   $      741

           Income tax benefit ..................................................      (119)        (119)          (225)        (172)
                                                                                ----------   ----------     ----------   ----------
      Total share-based compensation expense, net of income taxes ..............$      345   $      371     $      677   $      569
                                                                                ==========   ==========     ==========   ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

As of June 30, 2008, unrecognized compensation expense related to stock options and RSAs totaling $458,000 and $2,215,000 respectively, is expected to be recognized over weighted-average periods of 1.17 and 1.77 years, respectively.

Stock option activity under the Corporation's stock option plans as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2008 ..................  1,054,430       $     24.30
  Granted .........................................     72,300             27.93
  Exercised .......................................   (123,045)            22.73
  Cancelled .......................................    (24,394)            22.73
                                                     ----------
  Outstanding at June 30, 2008 ....................    979,291       $     24.77           5.61       $ 0
                                                     ==========
  Vested and Expected to Vest at June 30, 2008 ....    971,682       $     24.75           5.52       $ 0
  Exercisable at June 30, 2008 ....................    847,441       $     24.39           5.05       $ 0


The weighted-average grant date fair value was $6.54 for stock options granted during the six months ended June 30, 2008.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. At June 30, 2008, all option exercise prices were above the closing price of $18.15.

The aggregate intrinsic value of stock options exercised during the first six months of 2008 was $615,000. Exercise of options during this same period resulted in cash receipts of $1,595,000. The Corporation recognized a tax benefit of approximately $137,000 in the first six months of 2008, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2008:

                                                                Weighted-Average
                                                   Number of     Grant-Date Fair
                                                    Shares           Value
                                                  ----------      -----------
  Unvested RSAs at January 1, 2008 .............     98,027        $    27.12
  Granted ......................................     63,485             27.03
  Forfeited ....................................     (1,577)            25.67
  Vested .......................................       (988)            26.73
                                                  ----------
  Unvested RSAs at June 30, 2008 ...............    158,947        $    27.10
                                                  ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

On June 30, 2008, 620 DSUs were credited to non-employee directors at the closing price of $18.15.

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2007 offering period and approximates $184,000. The ESPP options vested during the twelve month period ending June 30, 2008. At June 30, 2008, all compensation expense related to ESPP options was fully recognized. Total unrecognized compensation expense related to unvested ESPP options was $46,000, which is expected to be recognized over a period of three months.

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

Available-for-sale securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include treasury securities, agencies, mortgage backs, state and municipal, corporate obligations, and marketable equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include mortgage-backed securities and corporate obligations.

Interest rate swap agreements

The fair value is  estimated  by a third party using  inputs that are  primarily
unobservable  and  cannot  be  corroborated  by  observable   market  data  and,
therefore, are classified within Level 3 of the valuation hierarchy.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008.

                                                                              Fair Value Measurements Using
                                                          -----------------------------------------------------------------
                                                                 Quoted Prices in     Significant
                                                                  Active Markets         Other             Significant
                                                                  for Identical       Observable           Unobservable
                                                                    Assets               Inputs               Inputs
                                             Fair Value            (Level 1)           (Level 2)             (Level 3)
                                           --------------------------------------------------------------------------------
Available for sale securities                $397,068                                  $387,568              $ 9,500
Interest rate swap agreements                      28                                                             28


The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for the three and six months ended June 30, 2008.

                                                          Three Months Ended                            Six Months Ended
                                                            June 30, 2008                                 June 30, 2008
                                               ---------------------------------------      ----------------------------------------
                                                  Available for Sale      Interest            Available for Sale       Interest
                                                      Securities         Rate Swaps              Securities           Rate Swaps
                                               ---------------------------------------      ----------------------------------------
Beginning balance                                      $ 11,161                                    $ 12,023

Total realized and unrealized gains and losses
  Included in net income                                                    $   28                                       $   28
  Included in other comprehensive income                  1,661                                      (3,391)

Purchases, issuances, and settlements

Transfers in/(out) of Level 3                                                                           975

Principal payments                                                                                     (107)
                                               ---------------------------------------      ----------------------------------------

Ending balance                                         $  9,500             $   28                 $  9,500              $   28
                                               =======================================      ========================================

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first six months of 2008, certain impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $12,741,000 as of June 30, 2008. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at June 30, 2008
  U.S. Treasury ........................     $  1,500    $    14              $  1,514
  U.S. Government-sponsored
    agency securities...................       45,873        334    $    33     46,174
  State and municipal ..................      135,195      2,314         34    137,475
  Mortgage-backed securities ...........      196,858      1,064      1,656    196,266
  Corporate obligations ................       13,658                 4,556      9,102
  Marketable equity securities..........        7,327                   790      6,537
                                             --------   --------   --------   --------
      Total available for sale .........      400,411      3,726      7,069    397,068
                                             --------   --------   --------   --------


Held to maturity at June 30, 2008
  State and municipal...................       11,244        315        172     11,387
  Mortgage-backed securities............           12                               12
                                             --------   --------   --------   --------
      Total held to maturity ...........       11,256        315        172     11,399
                                             --------   --------   --------   --------
      Total investment securities ......     $411,667   $  4,041   $  7,241   $408,467
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
                                               ========  ========   ========  ========



                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                    June 30,    December 31,
                                                                                     2008          2007
                                                                                 -----------    -----------
Loans:
  Commercial and industrial loans .............................................. $   815,137    $   662,701
  Agricultural production financing and other loans to farmers .................     125,125        114,324
  Real estate loans:
    Construction ...............................................................     181,598        165,425
    Commercial and farmland ....................................................     954,672        947,234
    Residential ................................................................     718,065        744,627
  Individuals' loans for household and other personal expenditures .............     161,387        187,880
  Tax-exempt loans .............................................................      22,553         16,423
  Lease financing receivables, net of unearned income...........................       9,158          8,351
  Other loans ..................................................................      30,901         29,878
                                                                                 -----------    -----------
                                                                                   3,018,596      2,876,843
  Allowance for loan losses.....................................................     (31,597)       (28,228)
                                                                                 -----------    -----------
      Total Loans............................................................... $ 2,986,999    $ 2,848,615
                                                                                 ===========    ===========

                                                                                        Six Months Ended
                                                                                           June 30,

                                                                                     2008          2007
                                                                                 -----------    -----------
Allowance for loan losses:
  Balances, January 1 .......................................................... $    28,228    $    26,540

  Provision for losses .........................................................      10,893          3,247

  Recoveries on loans ..........................................................       2,078            527

  Loans charged off ............................................................      (9,602)        (2,706)
                                                                                 -----------    -----------
  Balances, June 30 ............................................................ $    31,597    $    27,608
                                                                                 ===========    ===========

                                                  June 30,    December 31,
                                                   2008           2007
                                                ----------    ------------
Non Performing Assets:

  Non-accrual loans.............................. $ 34,410     $ 29,031
  Renegotiated loans.............................      136          145
                                                  --------     --------
  Non performing loans (NPL).....................   34,546       29,176
  Real estate owned and repossessed assets.......   17,243        2,573
                                                  --------     --------
  Non performing assets (NPA)....................   51,789       31,749
  90+ days delinquent............................    3,538        3,578
                                                  --------     --------
  NPAS & 90+ days delinquent..................... $ 55,327     $ 35,327
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


                                                                          Three Months Ended June 30,
                                                               2008                                         2007
                                             -------------------------------------------  ------------------------------------------
                                                             Weighted-                                    Weighted-
                                              Net             Average       Per Share      Net             Average       Per Share
                                             Income           Shares         Amount       Income           Shares         Amount
                                             ------           ------         ------       ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders......................$    6,542        18,050,956    $     .37    $    6,208        18,290,918    $     .34
                                                                             ==========                                   ==========

Effect of dilutive stock options.............                     108,251                                       77,595
                                             ----------       ------------                ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..................$    6,542        18,159,207    $     .36    $    6,208        18,368,513    $     .34
                                             ==========       ============   ==========   ==========       ============   ==========

Stock options to purchase  671,394 and 714,716 shares for the three months ended
June 30, 2008 and 2007 were not included in the  earnings per share  calculation because the exercise price exceeded the average market price.
                                                                          Six Months Ended June 30,
                                                               2008                                         2007
                                             -------------------------------------------  ------------------------------------------
                                                             Weighted-                                    Weighted-
                                              Net             Average       Per Share      Net             Average       Per Share
                                             Income           Shares         Amount       Income           Shares         Amount
                                             ------           ------         ------       ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders......................$   14,668        17,994,699    $     .82    $   13,979        18,350,606    $     .76
                                                                             ==========                                   ==========

Effect of dilutive stock options.............                     112,873                                       81,800
                                             ----------       ------------                ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..................$   14,668        18,107,572    $     .81    $   13,979        18,432,406    $     .76
                                             ==========       ============   ==========   ==========       ============   ==========

Stock options to purchase 628,599 and 692,836 shares for the six months ended June 30, 2008 and 2007 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

Future Accounting Matters

Financial Accounting Standards Board Statement No. 141 (SFAS 141R), "Business Combinations (Revised 2007)," was issued in December 2007 and is effective on January 1, 2009. It replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Under SFAS 141R, the requirements of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting. Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, "Accounting for Contingencies."

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------

FORWARD-LOOKING STATEMENTS

From time to time, we include forward-looking statements in our oral and written communication. We may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "believe", "continue", "pattern", "estimate", "project", "intend", "anticipate", "expect" and similar expressions or future or conditional verbs such as "will", "would", "should", "could", "might", "can", "may", or similar expressions. These forward-looking statements include:

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

We believe there have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

BUSINESS SUMMARY

We are a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 65 banking center locations in 18 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation's business activities are currently limited to one significant business segment, which is community banking. As of June 30, 2008, the Corporation's financial service affiliates included four nationally chartered banks: First Merchants Bank, National Association, First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank. The banks provide commercial and retail banking services. In addition, our trust company, multi-line insurance company and a title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

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


RESULTS OF OPERATIONS

Net  income  for the three  months  ended  June 30,  2008,  equaled  $6,542,000, compared to $6,208,000 in the same period of 2007. Diluted earnings per share were $.36, an increase of 5.9 percent from the $.34 reported for the second quarter 2007. Net income for the six months ended June 30, 2008 was $14,668,000 compared to 13,979,000 for the same period in 2007. Diluted earnings per share were $.81 in 2008 and $.76 in 2007.

Annualized returns on average assets and average stockholders' equity for the three months ended June 30, 2008, were .69 percent and 7.46 percent, respectively, compared with .69 percent and 7.53 percent for the same period of 2007. Annualized returns on average assets and average stockholders' equity for the six months ended June 30, 2008, were .78 percent and 8.44 percent, respectively, compared with .78 percent and 8.50 percent for the same period of 2007.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

CAPITAL

Our regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was 7.4 percent at June 30, 2008 and 7.2 percent at year end 2007. In addition, at June 30, 2008, we had a Tier I risk-based capital ratio of 8.5 percent and total risk-based capital ratio of 11.1 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

Our GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.1 percent at June 30, 2008 and 9.0 percent at December 31, 2007. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

Our  tangible  capital  ratio,   defined  as  total  stockholders'  equity  less
intangibles net of tax to total assets less intangibles net of tax, equaled 5.9 percent as of June 30, 2008, and 5.7 percent at December 31, 2007.

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

                                              June 30,      December 31,
(Dollars in thousands)                          2008            2007
                                            -----------     -----------
Average goodwill .......................... $   124,052     $   123,191
Average core deposit intangible (CDI) .....      11,949          13,868
Average deferred tax on CDI ...............      (3,074)         (3,659)
                                            -----------     -----------
  Intangible adjustment ................... $   132,927     $   133,400
                                            ===========     ===========

Average stockholders' equity (GAAP capital) $   347,788     $   330,786
Intangible adjustment .....................    (132,927)       (133,400)
                                            -----------     -----------
  Average tangible capital ................ $   214,861     $   197,386
                                            ===========     ===========

Average assets ............................ $ 3,764,351     $ 3,639,772
Intangible adjustment .....................    (132,927)       (133,400)
                                            -----------     -----------
  Average tangible assets ................. $ 3,631,424     $ 3,506,372
                                            ===========     ===========

Net income ................................ $    14,668     $    31,639
CDI amortization, net of tax ..............         959           1,919
                                            -----------     -----------
  Tangible net income ..................... $    15,627     $    33,558
                                            ===========     ===========

Diluted earnings per share ................ $       .81     $      1.73
Diluted tangible earnings per share ....... $       .86     $      1.83

Return on average GAAP capital ............        8.44%           9.56%
Return on average tangible capital ........       14.55%          17.00%

Return on average assets ..................         .78%            .87%
Return on average tangible assets .........         .86%            .96%

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

At June 30, 2008, non-performing assets, which includes nonaccrual loans, restructured loans, and other real estate owned totaled $51,789,000, an increase of $20,040,000 from December 31, 2007 as noted in Note 5 Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q. Other real estate owned increased $14,670,000 from December 31, 2007, primarily due to two borrowers. Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower's management.

At June 30, 2008, impaired loans totaled $107,289,000, an increase of $20,340,000 from December 31, 2007. At June 30, 2008, an allowance for losses was not deemed necessary for impaired loans totaling $93,139,000, as there was no identified loss on these credits. An allowance of $5,742,000 was recorded for the remaining balance of impaired loans of $14,150,000 and is included in our allowance for loan losses. The increase of total impaired loans is primarily due to the increase of performing, substandard classified loans, which comprise a portion of our total impaired loans. A loan is deemed impaired when, based on current information or events, it is probable all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. All of our criticized loans, including substandard, doubtful and loss credits, are included in the impaired loan total.

At June 30, 2008, the allowance for loan losses was $31,597,000, an increase of $3,369,000 from year end 2007. As a percent of loans, the allowance was 1.05 percent at June 30, 2008 and .98 percent at December 31, 2007.


The provision for loan losses for the first six months of 2008 was $10,893,000, an increase of $7,646,000 from $3,247,000 for the same period in 2007. The increase from the prior year was a result of an increase in net charge offs and the increase in non-performing loans. The decline in the value of the residential real estate in our market has negatively impacted the underlying collateral value in our residential, land development and construction loans. This downturn in the real estate market is expected to continue and management is proactive in evaluating loans collateralized by real estate. The evaluation by management includes consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
LIQUIDITY

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, we utilize advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At June 30, 2008, total borrowings from the FHLB were $228,196,000. Our bank subsidiaries have pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2008, was $43,532,000. At June 30, 2008, our revolving line of credit had no balance and a remaining borrowing capacity of $25,000,000.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $397,068,000 at June 30, 2008, a decrease of $43,768,000 or 9.9 percent below
December 31, 2007. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $1,871,000 at June 30, 2008. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at June 30, 2008 are as follows:

                                                                  At June 30,
(Dollars in thousands)                                               2008
                                                                --------------
Amounts of commitments:
Loan commitments to extend credit ............................... $  740,862
Standby letters of credit .......................................     24,053
                                                                  ----------
                                                                  $  764,915
                                                                  ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and borrowings at June 30, 2008 are as follows:

                                2008       2009       2010       2011       2012       2013       Total
(Dollars in thousands)       remaining                                              and after
                            ---------------------------------------------------------------------------
Operating leases .........   $    869   $  1,519   $  1,256   $  1,071   $    699   $    366   $  5,780
Borrowings ...............    236,782     55,344     61,058     23,943     65,792    143,331    586,250
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $237,651   $ 56,863   $ 62,314   $ 25,014   $ 66,491   $143,697   $592,030
                             ========   ========   ========   ========   ========   ========   ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management ("ALM") has been an important factor in our ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor our liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings. Decisions regarding investments and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, our exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

It is our objective to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of our ALM function to provide optimum and stable net interest income. To accomplish this, we use two ALM tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are both constructed, presented, and monitored quarterly.

We believe that our liquidity and interest sensitivity position at June 30, 2008, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

Driver Rates            RISING             FALLING
-------------------------------------------------------------
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Three-Year CMT          200                (200)
Five-Year CMT           200                (200)
CD's                    200                (166)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at June 30, 2008. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
-------------------------------------------------------------------------
Net Interest Income                         $129,680  $129,918   $124,004

Variance from base                                    $    238   $ (5,676)

Percent of change from base                               (0.2)%     (4.4)%

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

Driver Rates            RISING             FALLING
-------------------------------------------------------------
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

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
-------------------------------------------------------------------------
Net Interest Income                         $117,693  $120,089   $116,063

Variance from base                                    $  2,396   $ (1,630)

Percent of change from base                                2.0 %     (1.4)%

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2008, and December 31, 2007. Earning assets increased by $80,950,000 in the six months ended June 30, 2008. Loans and loans held for sale increased by $141,252,000. The three largest loan segments that increased were in commerical and industrial at $152,436,000, agricultural production at $10,801,000, and commercial and farmland at $ 7,438,000. Loan segments that decreased were residential real estate of $26,562,000 and loans to individuals of $26,493,000. Investments decreased by $42,843,000 as lower yielding investments matured and were reinvested in higher yielding loans.


EARNING ASSETS
(Dollars in thousands)                                      June 30,        December 31,
                                                              2008              2007
----------------------------------------------------------------------------------------
Interest-bearing time deposits ......................     $    7,267        $   24,931

Investment securities available for sale ............        397,068           440,836

Investment securities held to maturity ..............         11,256            10,331

Mortgage loans held for sale ........................          3,234             3,735

Loans ...............................................      3,018,596         2,876,843

Federal Reserve and Federal Home Loan Bank stock              25,455            25,250
                                                          ----------        ----------

                     Total ..........................     $3,462,876        $3,381,926
                                                          ==========        ==========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2008 and 2007.

During the six months ended June 30, 2008, asset yields decreased 64 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 99 basis points (FTE), resulting in an 35 basis point (FTE) increase in net interest income as compared to the same period in 2007.

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
(Dollars in Thousands)                                      2008         2007             2008         2007
                                                        -----------  -----------      -----------  -----------
Annualized net interest income........................  $  125,964   $  110,459       $  128,691   $  109,380

Annualized FTE adjustment.............................  $    3,562   $    4,093       $    3,509   $    4,052

Annualized net interest income
  On a fully taxable equivalent basis.................  $  129,526   $  114,552       $  132,200   $  113,432

Average earning assets................................  $3,412,666   $3,275,760       $3,428,960   $3,242,966

Interest income (FTE) as a percent
  of average earning assets...........................        6.60%        7.09%            6.41%        7.05%

Interest expense as a percent
  of average earning assets...........................        2.80%        3.59%            2.56%        3.55%

Net interest income (FTE) as a percent
  of average earning assets...........................        3.80%        3.50%            3.85%        3.50%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

HEDGING ACTIVITIES

On August 1, 2006, the Corporation purchased three prime-based interest rate floor agreements with an aggregate notional amount of $250 million and strike rates ranging from 6% to 7%. The combined purchase price of approximately $550,000 was to be amortized on an allocated fair value basis over the three-year term of the agreements. On March 19, 2008, the Corporation received $5,216,000 in connection with the termination of the three interest rate floor agreements. The contractual maturity of the floors was August 1, 2009. During the life of the floors, pre-tax gains of approximately $4,662,500 were deferred in accumulated other comprehensive income (AOCI) in accordance with cash flow hedge accounting rules established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining sixteen months of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affects earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through August 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminate floors, then amounts in AOCI could be accelerated. The Corporation decided to terminate the interest rate floor agreements only after considering the impact of the transaction on its risk management objectives and after alternative strategies were in place to mitigate the adverse impact of falling interest rates on its net interest margin. At June 30, 2008, the remaining pre-tax gains are approximately $3.6 million.

The Corporation has introduced a new derivative product offering to customers. This product allows the customers to enter into an agreement with the Corporation to swap a variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the borrower's interest rate or market price risk. The extension of credit incurred through the sale of derivative products is subject to the same approval, financial information and analysis standards as traditional credit products. The Corporation limits its risk exposure by entering into a similar swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from market risk and volatility. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting. Therefore, the adjustment to fair value for both swap arrangements is recorded in non-interest income.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

OTHER INCOME

Total other income in the second quarter of 2008 was $568,000 or 5.8 percent higher than the same period of 2007.

Four items primarily account for the change:

1. In the second quarter 2008, fees related to loan level hedge agreements were $224,000. No such fees were collected in 2007 as this is a new product offerring in 2008.

2. Earnings on bank-owned life insurance decreased $176,000 from the same period in 2007 due to the decline in the market value of the underlying investments.

3. Other customer and electronic card fees increased $159,000 due to increased fees to customers and increased customer electronic activity.

4. Insurance Commissions increased $158,000 from the same period in 2007 due to the purchase of an insurance agency in April 2008.


Other income for the first six months of 2008 was $1,291,000 or 6.6 percent higher than the same period in 2007.

Five items primarily account for the change:

1. In 2008, fees related to derivative hedge agreements were $316,000. No such fees were collected in 2007.

2. Other customer and electronic card fees increased $319,000 due to increased fees to customers and increased customer electronic activity.

3. Insurance Commissions increased $189,000 from the same period in 2007 due to the purchase of an insurance agency in April 2008.

4. Net gains and fees on sales of mortgage loans increased $168,000 due to additional loans sold in the secondary market.

5. Earnings on bank-owned life insurance decreased $123,000 from the same period in 2007 due to the decline in the subprime and commercial paper markets.


OTHER EXPENSES

Total other expenses in the second quarter of 2008 were $1,335,000 or 4.8 percent lower than the same period in 2007.

Two items primarily account for the change:

1. Salary and employee benefit expenses were $902,000 higher than in the same period of 2007 due to staffing additions and normal annual increases. Approximately $61,000 of the increase is due to increases in share-based compensation expense.

2. In the second quarter of 2007, the Corporation wrote off $1.8 million in unamortized underwriting fees associated with First Merchants Capital Trust I Subordinated debentures. No such charge existed in 2008.


Total other expenses for the first six months of 2008 were $744,000 or 1.4 percent higher than the same period in 2007:

Two items primarily account for the change:

1. Salary and employee benefit expenses were $2,274,000 higher than in the same period of 2007 due to staffing additions and normal annual increases. Approximately $165,000 of the increase is due to increases in share-based compensation expense.

2. In the second quarter of 2007, the Corporation wrote off $1.8 million in unamortized underwriting fees associated with First Merchants Capital Trust I Subordinated debentures. No such charge existed in 2008.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

INCOME TAXES

Income tax expense, for the six months ended June 30, 2008, increased by $504,000 from the same period in 2007. The effective tax rate was 27.7 and 26.7 percent for the 2008 and 2007 periods.

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

Item 2.   Unregistered Sales of Equity
          Securities and Use of Proceeds
---------------------------------------------------

          a. On April 1, 2008, the Corporation issued 51,302 unregistered shares of its common stock pursuant to a Merger Agreement dated April 1, 2008, between the Corporation, First Merchants Insurance Services, Inc. and Patishall Insurance Agency, Inc. ("Patishall"). The Corporation issued the unregistered shares to the shareholders of Patishall, at a value of $28.513 per share, in exchange for all the common stock of Patishall. The issuance by the Corporation of its shares of common stock were not registered under the Securities Act of 1933, as amended ("Securities Act"). The shares were issued pursuant to the exemption contemplated under Section 4 (2) of the Securities Act, for transactions not involving a public offering.


          b.   None

          c.   Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended June 30, 2008, as follows(1):

                                                                                               MAXIMUM NUMBER (OR
                                                                    TOTAL NUMBER OF        APPROXIMATE DOLLAR VALUE)
                                                               SHARES PURCHASED AS PART     OF SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE        OF PUBLICLY ANNOUNCED         BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE        PLANS OR PROGRAMS(2)       THE PLANS OR PROGRAMS
      ------            ----------------    --------------    -------------------------    ------------------------
04/01/08 - 04/30/08               0             $    0                    0                     390,000
05/01/08 - 05/31/08           2,928(1)           23.46                    0                     390,000
06/01/08 - 06/30/08               0                  0                    0                     390,000


     (1) These shares were purchased in connection with the exercise of certain outstanding stock options.

     (2) On December 4, 2007, the Corporation's Board authorized management to repurchase up to 500,000 shares of the Corporation's Common Stock. This authorization was publicly announced and expires December 31, 2008. There were 390,000 remaining shares that may yet be purchased pursuant to such authorizations as of June 30, 2008.



Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     a. The Annual Meeting of Shareholders of the Corporation was held on April 29, 2008.

     b.   No response is required.

     c.   The following matters were voted on by shareholders:

               (i) Election of Directors - The following directors were elected for a term of three years.

                                                            Vote Count
                                                --------------------------------
                                                    Vote For        Vote Witheld
                                                --------------------------------

                    Thomas B. Clark               12,807,082          1,000,219
                    Roderick English              12,980,400            826,900
                    Jo Ann M. Gora                12,854,672            952,628
                    William L. Hoy                13,348,793            458,507
                    Jean L. Wojtowicz             12,896,129            911,171

              (ii) Approval of the First Merchants Corporation Equity Compensation Plan for Non-Employee Directors: Votes For - 9,628,685, Votes Against - 1,055,525, Votes Abstained - 165,822.

              (iii) Ratification  of  the  appointment  of  Independent  Public
                    Accounting Firm - BKD, LLP, Indianapolis, Indiana: Votes For
                    - 13,678,456, Votes Against - 103,259, Votes Abstained - 27,656.

Item 5.  Other Information
--------------------------

         a.  None

         b.  None

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                10a             First Merchants Corporation          33
                                Change of Control Agreement
                                with Michael J. Stewart
                                dated April 29, 2008.

                10b             First Amendment to the               41
                                First Merchants Corporation
                                2007 Directors' Deferred
                                Compensation Plan as
                                amended on April 29, 2008.

                10c             First Merchants Corporation          44
                                Equity Compensation Plan for
                                Non-Employee Directors,
                                effective April 29, 2008.

                14              First Merchants Corporation          50
                                Code of Conduct as amended
                                on April 29, 2008.


                31.1            Certification of Chief               65
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               66
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           67
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


Date: August 11, 2008                   by /s/ Michael C. Rechin
     --------------------------            -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 11, 2008                   by /s/ Mark K. Hardwick
     --------------------------            -------------------------------------
                                           Mark K. Hardwick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                10a             First Merchants Corporation          33
                                Change of Control Agreement
                                with Michael J. Stewart
                                dated April 29, 2008.

                10b             First Amendment to the               41
                                First Merchants Corporation
                                2007 Directors' Deferred
                                Compensation Plan as
                                amended on April 29, 2008.

                10c             First Merchants Corporation          44
                                Equity Compensation Plan for
                                Non-Employee Directors,
                                effective April 29, 2008.

                14              First Merchants Corporation          50
                                Code of Conduct as amended
                                on April 29, 2008.


                31.1            Certification of Chief               65
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               66
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           67
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002

                                   EXHIBIT-10a


                           CHANGE OF CONTROL AGREEMENT


     This Agreement is made and entered into as of April 29, 2008, by and between First Merchants Corporation, an Indiana corporation (hereinafter referred to as "Corporation"), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Michael J. Stewart (hereinafter referred to as "Executive"), of Indianapolis, Indiana.

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

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation as its Executive Vice President and Chief Banking Officer, the Corporation and the Executive, each intending to be legally bound, covenant and agree as follows:

     1.   Term of Agreement.

     This  Agreement  shall  continue  in  effect  through  December  31,  2008;
provided, however, that commencing on December 31, 2008 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2008 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in
Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

     2.   Definitions.

          For purposes of this Agreement, the following definitions shall apply:

               (A)  Cause: "Cause" shall mean:

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

               (E) If the payments or benefits, if any, received or to be received by the Executive (whether under this Agreement or under any other plan, arrangement, or agreement between the Executive and the Corporation), in connection with termination or Constructive Termination of the Executive's employment following a Change of Control, constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code ("Code"), the Corporation shall pay to the Executive, no later than the fifth day following the Date of Termination, an additional amount (as determined by the Corporation's independent public accountants) equal to the excise tax, if any, imposed on the "excess parachute payment" under Section 4999 of the Code; provided, however, if the amount of such excise tax is finally determined to be more or less than the amount paid to the Executive hereunder, the Corporation (or the Executive if the finally determined amount is less than the original amount paid) shall pay the difference between the amount originally paid and the finally determined amount to the other party no later than the fifth day following the date such final determination is made;

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


"CORPORATION"                                        "EXECUTIVE"

FIRST MERCHANTS CORPORATION


By /s/ Michael C. Rechin                  By /s/ Michael J. Stewart
   ---------------------------_              ------------------------------
    Michael C. Rechin                            Michael J. Stewart
    President & Chief Executive Officer

                                   EXHIBIT-10b


                                FIRST AMENDMENT
                                     OF THE
                           FIRST MERCHANTS CORPORATION
                   2007 DIRECTORS' DEFERRED COMPENSATION PLAN


     WHEREAS, First Merchants Corporation (the "Company") maintains the First Merchants Corporation 2007 Directors' Deferred Compensation Plan (Effective as August 1, 2007) (the "Plan"); and

     WHEREAS, pursuant to the authority contained in Section 8.1 of the Plan, the Company has reserved the right to amend the Plan;

     NOW, THEREFORE, pursuant to the amending power reserved to the Company and delegated to the undersigned individuals, the Plan is hereby amended, effective January 1, 2008, in the following particulars:

     1.   By replacing Section 3.1 in its entirety with the following:

          "Section 3.1 Participant Deferral Contributions. Subject to the terms and limitations of this Article III, a Participant may elect, pursuant to
     Section 3.2, to have all or a portion of his Fees payable in any Plan Year withheld by the Company and credited as a "Participant Deferral Contribution" under the Plan. The term "contribution" is used for ease of reference; however, contributions are merely credits to each Participant's Account, which is a bookkeeping account. The term "Fees," for purposes of the Plan, means the fees payable by the Company or an Affiliate to the Participant for the Participant's services as a Director, including retainer fees for attendance at regularly scheduled meetings, special meetings called from time to time, and fees for attendance at any and all meetings of committees of the applicable board of directors. Fees may be paid in the form of cash ("Cash Fees") and in the form of shares of restricted stock ("Stock Fees")."

     2.   By replacing Section 3.4 in its entirety with the following:

          "Section 3.4 Investment Credits. A Participant's Account will be increased to reflect the increase in the value of the Account established for the Participant. The amount of earnings credited on deferred Cash Fees will be determined as if the deferred Cash Fees were invested in the greater of the Fed Funds Rate or the Five-Year Treasury Interest Rate determined as of the first business day of each quarter of the calendar year, but not to exceed 120 percent of the Applicable Long Term Federal rate for monthly compounding. The amount of earnings credited on deferred Stock Fees will be equal to dividends paid on an equivalent number of shares of common stock of the Company for the period of time that the Stock Fees are deferred. In the event any Participant is entitled to a distribution of the Account under Article IV, the increase in the value of the Account will be allocated as of the last day of the quarter immediately preceding the quarter in which the payment to the Participant will be made."

     3.   By replacing subsection 3.5(ii) in its entirety with the following:

          "(ii) Increased by the amount determined under Section 3.4 since the last accounting; and"

     4.   By replacing subsection 4.1(a) in its entirety with the following:

          "(a) Timing of Execution and Delivery of Election. A Participant may elect the date or dates his Account balance will be paid or will begin to be paid by completing and filing with the Committee a payment election form approved by the Committee. To be effective, the election under this Section must be filed with the Committee no later than the later of: (i) the time the Participant is first eligible to make a deferral election under this Plan (or under any other plan required to be aggregated with this Plan pursuant to the requirements of Code Section 409A); or (ii) December 31, 2007. If no date is specified, payment will be made or commenced within 90 days following the Participant's Separation from Service."

     5.   By replacing Section 4.2 in its entirety with the following:

          "Section 4.2 Method of Payment. Except as provided in Sections 4.5 through 4.7, a Participant may elect, in accordance with Section 4.3, to have the balance of his or deferred Cash Fees distributed in cash in:

          (a)  A single lump sum payment; or

          (b)  Annual installment payments over a period of 2 to 5 years.

          All deferred Stock Fees will be paid in a single lump sum."

     6.   By replacing subsection 4.3(c) in its entirety with the following:

          "(c) Installments. If installment distributions are elected, the initial annual installment amount will be the deferred Cash Fees otherwise payable in a single sum multiplied by a fraction, the numerator of which is one and the denominator of which is the total number of installment distributions. Subsequent annual installments will also be a fraction of the unpaid deferred Cash Fees, the numerator of which is always one but the denominator of which is the denominator used in calculating the previous installment minus one. For example, if five annual installment payments are elected, the initial installment will be one-fifth of the vested deferred Cash Fees, the second installment will be one-fourth of the remaining deferred Cash Fees and the third installment will be one-third of the remaining deferred Cash Fees, and so on."

     7.   By replacing Section 4.4 in its entirety with the following:

          "Section 4.4 Vesting. A Participant will be fully "vested" in his deferred Cash Fees at all times. A Participant will be "vested" in his Stock Fees in accordance with Sections 3.04 and 3.05 of the First Merchants Corporation Equity Compensation Plan for Non-Employee Directors."

          IN WITNESS WHEREOF, the Company, by its duly authorized officers, has executed this First Amendment of the First Merchants Corporation 2007 Directors' Deferred Compensation Plan this 29th day of April, 2008, but effective as of January 1, 2008.


                                                     FIRST MERCHANTS CORPORATION


                                              By: /s/ Michael C. Rechin
                                                  ------------------------------
                                                    Michael C. Rechin, President
                                                     and Chief Executive Officer


ATTEST:


By: /s/ Mark K. Hardwick
   ------------------------------------------
      Mark K. Hardwick, Senior Vice President
      and Chief Financial Officer

                                   EXIBIT-10c

                           FIRST MERCHANTS CORPORATION
               EQUITY COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS


                                    ARTICLE I

                            ESTABLISHMENT AND PURPOSE

     Section 1.01. Establishment of Plan. First Merchants Corporation, an Indiana corporation (the "Company"), hereby establishes the First Merchants Corporation Equity Compensation Plan for Non-Employee Directors (the "Plan"), effective as of April 29, 2008 (the "Effective Date"), subject to the approval of the Plan at the Company's 2008 annual meeting of shareholders by the holders of a majority of the shares of the Company's common stock present and voting at that meeting in person or by proxy.

     Section 1.02. Purpose. The purpose of the Plan is to promote the interests of the Company and its shareholders by more closely aligning the interests of the Company and its Non-Employee Directors by requiring the payment of at least one-half (1/2) of the Compensation payable to Non-Employee Directors for their service in that capacity in Restricted Shares of the Company's common stock. A "Non-Employee Director" means any member of the board of directors of the Company (the "Board") who is not an employee of the Company or any of its Subsidiaries. A "Subsidiary" means a corporation or other form of business association of which shares (or other ownership interests) having fifty percent (50%) or more of the voting power are, or in the future become, owned or controlled, directly or indirectly, by the Company.

                                   ARTICLE II

                                 ADMINISTRATION

     The Plan shall be administered by the Compensation and Human Resources Committee of the Board (the "Committee"), which shall serve at the pleasure of the Board. The Committee shall have full authority to administer the Plan, including authority to interpret and construe any provision of the Plan and to adopt such rules and regulations for administering the Plan as it may deem necessary to comply with the requirements of the Plan or any applicable law.

     All actions taken and interpretations made in good faith by the Committee, or taken or made by any other person or persons to whom the Committee has delegated authority, in the administration of the Plan shall be final and binding upon all interested persons. All decisions by the Committee shall be made with the approval of not less than a majority of its members. No member of the Committee shall be liable for anything done or omitted to be done by him or her or by any other member of the Committee or the Board in connection with the Plan, except for his or her own willful misconduct or as expressly provided by statute.

                                   ARTICLE III

                PARTICIPATION; NON-EMPLOYEE DIRECTOR COMPENSATION

     Section 3.01. Participation. All Non-Employee Directors shall automatically become participants in the Plan with respect to all Compensation payable to them for calendar quarters ending after the Effective Date, until the Plan is terminated in accordance with the provisions of Article VII. "Compensation" means any retainer, fee or other payment of any kind to which a Non-Employee Director is entitled for services performed in that capacity, including, without limitation, any additional amount payable to a Non-Employee Director for chairing a Board committee, but excluding any "Director Option" granted under the Company's 1999 Long-Term Equity Incentive Plan (the "1999 Equity Incentive Plan").

     Section 3.02. Non-Employee Director Compensation. The Board shall annually, or at other times as the Board shall deem appropriate, determine the amount of Compensation to be payable for services performed by Non-Employee Directors, in accordance with applicable laws and regulations. Such Compensation shall be paid quarterly, as of the last business day of each calendar quarter.

     Section 3.03. Fraction Payable in Restricted Shares. A fraction of all Compensation payable to Non-Employee Directors for calendar quarters ending after the Effective Date, as determined by the Board from time to time, which fraction shall not be less than one-half (1/2), shall be paid in Restricted Shares, as defined in Section 3.04. In the absence of such determination, this fraction shall be one-half (1/2). The number of Restricted Shares to be issued to each Non-Employee Director shall be determined on the basis of the Fair Market Value of such Shares as of the date (i.e., the last business day of the calendar quarter) for which the Compensation is payable. The "Fair Market Value" of a Restricted Share means the last reported sale price of a share of the Company's common stock on the relevant date, or if no sale took place, the last reported sale price of a share on the most recent day on which a sale of a share of stock took place as reported by NASDAQ or a national securities exchange on which the Company's stock is listed on such date. The shares shall be issued as of the last business day of the relevant calendar quarter and shall be credited to the Non-Employee Director's stock account as soon as administratively feasible thereafter, but in no event shall any such payment be made later than the March 15 of the calendar year next following the calendar year in which such shares were earned. To the extent Compensation payable in Restricted Shares to a Non-Employee Director under this Section 3.03 would result in a fractional share of common stock being issuable to such Non-Employee Director, cash shall be paid to the Non-Employee Director in lieu of such fractional share.

     Section 3.04. Restrictions on Shares. A "Restricted Share" means a share of the Company's common stock that is nontransferable and subject to a substantial risk of forfeiture, to the extent provided in this Section 3.04. The shares issued to a Non-Employee Director in accordance with Section 3.03 may be registered in the name of a nominee or held in such other manner as the Committee determines to be appropriate. A book entry stock account will be established in the Non-Employee Director's name. The Non-Employee Director will be the beneficial owner of the shares issued and credited to his or her stock account and, subject to the restrictions set forth in this Section 3.04, he or she will have all rights of beneficial ownership in such shares including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. The Company or its nominee will retain custody of the shares issued under this Plan until (i) all of the restrictions have lapsed in accordance with Subsection 3.04(a), and (ii) the Non-Employee Director makes a specific request in writing to the Company for such shares to be sold, transferred or delivered; provided, however, at any time following the lapse of such restrictions, a Non-Employee Director may request that a stock certificate, representing all or part of the shares credited to his or her stock account on which the restrictions have lapsed, be issued and delivered to the Non-Employee Director. None of the shares issued under this Plan may be sold, transferred, assigned, pledged, encumbered or otherwise alienated or hypothecated, unless and until, and then only to the extent that, these restrictions have lapsed in accordance with Subsection 3.04(a).

     (a) Lapse of Restrictions. The restrictions set forth in the first paragraph of Section 3.04 shall lapse on the earliest of the following dates: (i) the third anniversary of the date as of which the Restricted Shares were issued if, as of the date the restrictions are to lapse, the Non-Employee Director has continued to serve in that capacity from the date as of which the Restricted Shares were issued to the date of lapse; (ii) the date of the Non-Employee Director's retirement as a member of the Board after he or she has attained age fifty-five (55); (iii) the date of the Non-Employee Director's death;
          (iv) the date the Non-Employee Director is determined to be totally and permanently disabled, as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the "Code"), or (v) the date of a "Change of Control," as defined in the 1999 Equity Incentive Plan.

     (b)  Forfeiture  of  Restricted   Shares.   In  the  event  a  Non-Employee
          Director's service as a member of the Board terminates prior to the date the restrictions on all or part of the Restricted Shares issued pursuant to the Plan have lapsed in accordance with Subsection
          3.04(a), all shares still subject to the restrictions shall be returned to or canceled by the Company and shall be deemed to have been forfeited by the Non-Employee Director.

     Section 3.05. Deferral of Compensation Paid in Restricted Shares. A Non-Employee Director may elect to defer payment of all or part of his or her Compensation that is payable in the form of Restricted Shares under the provisions of this Article III, in accordance with the First Merchants Corporation 2007 Directors' Deferred Compensation Plan (the "Directors' Deferred Compensation Plan"), modified as provided in the following sentences of this
Section 3.05. A Non-Employee Director who makes such an election shall be credited with Deferred Stock Units (which may include fractional shares) equal to the number of Restricted Shares that the Non-Employee Director would otherwise receive in accordance with Section 3.03 of this Plan. The Non-Employee Director shall not be deemed to be the beneficial owner of any shares of the Company's stock that the Non-Employee Director would have received had the election not been made, and he or she shall not have the right to vote any such shares or to receive any dividends or other distributions paid or made with respect thereto. However, in lieu of the provision for crediting interest to a Non-Employee Director's Account under Section 3.4 of the Directors' Deferred Compensation Plan, the portion of the Non-Employee Director's Account under the Directors' Deferred Compensation Plan that is credited with Deferred Stock Units shall be credited with earnings each quarter equal to the dividends that would be payable on an equivalent number of shares of the Company's common stock. Notwithstanding Section 4.2 of the Directors' Deferred Compensation Plan, the only permissible form of payment of the portion of the balance in the Non-Employee Director's Account under the Directors' Deferred Compensation Plan credited with Deferred Stock Units shall be a distribution of shares of Company common stock in a single lump sum payment; provided, however, the Non-Employee Director shall receive cash in lieu of a fractional share. The provisions of
Section 3.04 of this Plan shall supersede the vesting provisions of Section 4.4 of the Directors' Deferred Compensation Plan to the extent they may conflict.

                                   ARTICLE IV

                           SHARES ISSUABLE UNDER PLAN

     Section 4.01. Number of Shares. The shares issuable under the Plan shall be the Company's authorized but unissued, or reacquired, common stock, or shares purchased in the open market. The maximum number of shares of common stock that may be issued under the Plan shall be 500,000, as adjusted pursuant to Section 4.02.

     Section 4.02. Adjustment. If the Company shall at any time increase or decrease the number of its outstanding shares of common stock or change in any way the rights and privileges of such shares by means of a payment of a stock dividend or any other distribution upon such shares payable in common stock, or through a stock split, reverse stock split, subdivision, consolidation, combination, reclassification, or recapitalization involving common stock, then the numbers, rights and privileges of the shares issuable under Section 4.01 shall be increased, decreased or changed in like manner.

                                    ARTICLE V

                            MISCELLANEOUS PROVISIONS

     Section 5.01. No Right to be Elected. Neither the Plan nor any action taken hereunder shall be construed as giving any Non-Employee Director any right to be elected or re-elected as a director of the Company.

     Section 5.02. Non-Assignment. A participant's rights and interest under the Plan may not be assigned or transferred, hypothecated or encumbered, in whole or in part, either directly or by operation of law or otherwise (except, in the event of a participant's death, by will or the laws of descent and distribution), including, without limitation, execution, levy, garnishment, attachment, pledge, bankruptcy, or in any other manner; and no such right or interest of any participant in the Plan shall be subject to any obligation or liability of such participant.

     Section 5.03. Compliance with Applicable Laws. No shares of the Company's common stock shall be issued hereunder unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable federal, state, local and foreign securities, securities exchange, and other applicable laws and regulations.

     Section 5.04. Withholding. It shall be a condition to the obligation of the Company to issue shares of common stock hereunder that the participant pay to the Company, to the extent required by law and upon its demand, such amount as may be requested by the Company for the purpose of satisfying any liability to withhold federal, state, local or foreign income or other taxes. A participant in the Plan may satisfy the withholding obligation, in whole or in part, by electing to have the Company withhold shares of common stock, otherwise issuable under the Plan, having a Fair Market Value equal to the amount required to be withheld. If the amount requested is not paid, the Company shall have no obligation to issue, and the participant shall have no right to receive, shares of common stock.

     Section 5.05. Unfunded Plan. The Plan shall be unfunded. The Company shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the issuance of shares hereunder.

     Section 5.06. Ratification of Actions Taken. By accepting any payment of Non-Employee Director Compensation hereunder or other benefit under the Plan, each participant, and each person claiming under or through him or her, shall be conclusively deemed to have indicated his or her acceptance and ratification of, and consent to, any action taken under the Plan by the Company, the Board, or the Committee.

     Section 5.07. Registration. The appropriate officers of the Company shall cause to be filed any registration statement required by the Securities Act of 1933, as amended, and any reports, returns or other information regarding any shares of common stock issued pursuant to the Plan as may be required by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other applicable statute, rule or regulation.

     Section 5.08. Governing Law. The interpretation, validity and enforcement of this Plan shall, to the extent not otherwise governed by the Code or the securities laws of the United States, be governed by the laws of the State of Indiana.

     Section 5.09. Headings. Headings are given to the sections of this Plan solely as a convenience to facilitate reference. Such headings, numbering and paragraphing shall not in any case be deemed in any way material or relevant to the construction of this Plan or any provisions hereof. The use of the singular shall also include within its meaning the plural, where appropriate, and vice versa.

                                   ARTICLE VI

                                    AMENDMENT

     The Board may amend the Plan at any time and from time to time, as it deems advisable; provided, however, that no amendment shall become effective without shareholder approval if such shareholder approval is required by any applicable federal or state law, rule or regulation, or by the rules of NASDAQ or any national exchange on which the Company's common stock is listed; and provided, further, that any such amendment shall comply with applicable provisions of Rule 16b-3 under Section 16 of the Exchange Act, as in effect from time to time, the Code and the rules thereunder as in effect from time to time, and, to the extent applicable, the Employee Retirement Income Security Act of 1974, as amended, and the rules thereunder as in effect from time to time. No amendment of the Plan shall materially and adversely affect any right of any participant with respect to any shares of common stock of the Company theretofore issued without such participant's written consent.

                                   ARTICLE VII

                                   TERMINATION

     This Plan shall terminate upon the earlier of (a) the Board's adoption of a resolution terminating the Plan, or (b) April 29, 2018, which is ten (10) years from the date the Plan was initially approved and adopted by the shareholders of the Company in accordance with Article VIII. No termination of the Plan shall materially and adversely affect any of the rights or obligations of any person without his or her written consent with respect to any shares of common stock of the Company theretofore earned and issuable under the Plan.

                                  ARTICLE VIII

                              SHAREHOLDER APPROVAL

     The Plan shall be effective as of the Effective Date, contingent upon shareholder approval and adoption at the 2008 annual meeting of the shareholders of the Company. The shareholders shall be deemed to have approved and adopted the Plan only if it is approved and adopted at a meeting of the shareholders duly held by vote taken in the manner required by the securities laws of the United States, the Code, and the laws of the State of Indiana, as applicable.

                                   EXHIBIT-14















                           FIRST MERCHANTS CORPORATION

                                 CODE OF CONDUCT























                                                              Revised April 2008

                                TABLE OF CONTENTS

A.       Introduction....................................................................................1

B.       Confidential Information........................................................................2
   1.    Customer and Supplier Information...............................................................2
   2.    Employee Information............................................................................3
   3.    Inside Information..............................................................................3

C.       Conflicts of Interest...........................................................................3
   1.    Dealing with Customers, Suppliers or Competitors in Business Ventures...........................4
   2.    Borrowing from Customers or Suppliers...........................................................4
   3.    Gifts to Employees, Officers or Directors.......................................................4

D.       Public Communications...........................................................................5
   1.    Regulatory Disclosures and Public Comments......................................................5
   2.    Media Inquiries.................................................................................5

E.       Lending Practices...............................................................................6
   1.    Granting of Preferential Rates..................................................................6
   2.    Prohibited Lending Practices....................................................................6

F.       Political Contributions.........................................................................6
   1.    Prohibitions....................................................................................6
   2.    Personal Political Contributions................................................................7

G.       Outside Activities..............................................................................7
   1.    Community Service...............................................................................7
   2.    Fiduciary Appointments..........................................................................7
   3.    Political Activities............................................................................7
   4.    Outside Employment and Board Service............................................................8

H.       Personal Financial Responsibility...............................................................8
   1.    General.........................................................................................8
   2.    Borrowing from other Financial Institutions.....................................................8
   3.    Borrowing from Customers or Suppliers...........................................................9
   4.    Taking Advantage of a Business Opportunity that Rightfully Belongs to the Company...............9
   5.    Corporate Property Services.....................................................................9
   6.    Employee Purchase of Company Assets.............................................................9
   7.    Purchase of Property Held by the Company as a Fiduciary.........................................10
   8.    Handling of Personal Accounts...................................................................10

I.       Personal Trading and Investments................................................................10
   1.    Investment in Securities of a Customer, Supplier, or Competitor.................................10
   2.    Securities Trading..............................................................................11
   3.    Non-public and/or Material Inside Information...................................................11
   4.    Preferential Treatment..........................................................................11
   5.    Securities Transactions by Trust and Investment Personnel.......................................11
   6.    Investment in First Merchants Corporation Securities............................................11

J.       Code of Ethics for First Merchants Corporation Financial Management.............................11

                                       i

A.   Introduction

     The First Merchants Corporation Code of Conduct consists of two parts: (1) a comprehensive code of ethical and legal business conduct (Sections A-I) that applies to all directors, officers and employees of First Merchants Corporation and its affiliates (collectively, the "Company"); and (2) a supplemental Code of Ethics for First Merchants Corporation Financial Management (Section J) that applies to the chief executive officer and senior financial officers of First Merchants Corporation, in recognition of their unique responsibilities for assuring proper accounting, financial reporting and internal controls.

     The comprehensive code of ethical and legal business conduct applicable to all of the Company's directors, officers and employees is adopted in accordance with NASDAQ Marketplace Rule 4350(n); and the supplemental code of ethics applicable to the chief executive officer and senior financial officers is adopted in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission ("SEC") Regulation S-K,
     Item 406. The text of the Code of Conduct has been posted on the Company's Internet website. The text of the supplemental Code of Ethics for Financial Management has also been posted separately on the website.

     The Code of Conduct provides general principles of personal and business conduct that are intended to promote ethical behavior, proper handling of actual or apparent conflicts of interest, full and fair disclosure, and compliance with applicable laws, rules and regulations. It does not cover all conceivable situations but sets forth basic responsibilities for representatives of the Company. It sets forth basic standards of conduct, not necessarily ideal or maximum standards.

     The essence of the financial services industry is trust and confidence. Thus, it is imperative that representatives of the Company display, and be perceived by the public as displaying, the highest principles of personal and professional integrity. They must always keep in mind that the standards of behavior and performance the public expects of the Company's directors, officers and employees, and that the Company has pledged to meet, are higher than the general norms for the business world. The Company assumes that its employees, officers and directors will comply with all laws, rules and regulations applicable to the Company and their own personal conduct.

     Compliance with the Code of Conduct is a condition of employment and for service as a director. Anyone who is aware of a violation or apparent violation by an employee, officer or director should report the same to the appropriate person or persons, which, depending on the nature of the alleged violation and/or the position held by the alleged violator, may be a supervisor, the Director of Human Resources, the CEO or other executive officer of the Company or a Company affiliate, the Chairman of the Board or of the Audit Committee of the Company or a Company affiliate, and/or the Company's Legal Counsel (which may be either in-house counsel or counsel to the Board of Directors). Failure to report a serious violation of which an employee, officer or director is aware to a proper Company official or representative may itself be a violation of the Code of Conduct, depending on the circumstances. The Company will take such disciplinary or preventive action as is appropriate under the circumstances to address any existing or potential violation that is brought to the attention of the proper authority. No adverse action will be taken against anyone who, in good faith, reports a violation or potential violation of the Code of Conduct.

     Any waiver of a provision of the Code of Conduct applicable to directors or executive officers of the Company must be approved by the Board of Directors of First Merchants Corporation. The Company shall disclose such waiver, along with the reasons for the waiver, in a Form 8-K filed with the Securities and Exchange Commission ("SEC") within four (4) business days. With rare exceptions, the Company will not grant or permit such waivers.

     The First Merchants Corporation Audit Committee is responsible for ensuring the enforcement of the Code of Conduct and for interpreting its provisions. The Company's Chief Risk Officer is responsible for ongoing compliance by employees, officers and directors with the Code of Conduct and for overseeing training and monitoring compliance of such persons with respect to its provisions; and for these purposes he or she shall report to directly to the Chairman of the Audit Committee as well as to the CEO of the Company. A request for an interpretation of any provision of the Code of Conduct may be directed to a supervisor, the Director of Human Resources or Legal Counsel. A written request for an interpretation may also be submitted to the Chairman of the Audit Committee, setting forth the relevant facts and circumstances. The Audit Committee will respond to such a request, after consulting with the Company's Legal Counsel and/or other outside legal counsel if and to the extent it deems appropriate.

     The Code of Conduct shall be reviewed at least annually by the Nominating and Governance Committee.

B.   Confidential Information

     1.   Customer and Supplier Information

          Confidential Information received from or concerning customers and suppliers is to be held in strictest confidence. The very nature of the Company's business is such that employees, officers and directors may have access to a customer's business plans, financial information, forecasts, decisions, problems and other data. This information is to be used solely for business purposes, as an aid to providing knowledgeable service, and must not be used for personal gain. Such information should never be transmitted to anyone outside the Company, including family and associates, or to employees of the Company who do not need to know such information in performing their jobs.

          Exceptions to this policy include: (a) routine credit inquiries; (b) disclosures required by legal process or upon advice of the Company's Legal Counsel; and (c) information authorized for release by written approval of a customer or supplier.

          Directors, officers and employees should take appropriate measures to protect the security of confidential information by ensuring, when leaving the office, that open areas and work spaces are cleared of paperwork, that confidential information is locked in desks or file cabinets, and that access to all files containing confidential information is properly controlled. They should also avoid displaying documents in an indiscriminate manner or engaging in inappropriate business conversations in public places, on or off the Company's premises.

     2.   Employee Information

          The Company will safeguard the confidential aspects of the relationships between the Company and its employees. Requests for information concerning present or former employees relating to their employment or to matters such as salary verification should be referred to the Human Resources Department. The Credit Department or other office(s) designated under published Company policies and procedures may answer routine credit inquiries about Company employees in response to proper requests for checking account, savings or loan information. This policy applies to both oral and written requests.

     3.   Inside Information

          The use or disclosure of "material inside information" about the Company, defined as information not publicly disseminated but significant enough to possibly materially affect the Company and/or its securities, is not only prohibited, but may be a serious violation of federal or state securities laws. Directors, officers and employees who have a question which involves the use or disclosure of information that has not yet been publicly disseminated should contact their supervisor, the Director of Human Resources, or the Company's Legal Counsel, as appropriate, prior to such use or disclosure.

C.   Conflicts of Interest

     A conflict of interest occurs when a person's personal interests improperly interfere, or appear to interfere, with the interests of the Company or with the person's judgment in performing his or her responsibilities on behalf of the Company. Employees, officers and directors of the Company must never allow their personal interests to interfere with their objectivity in performing their responsibilities to the Company, and they must never use or attempt to use their position with the Company to obtain any improper financial or other benefit for themselves, their family members, or any other person.

     The Company will conduct an appropriate review, in accordance with NASDAQ Marketplace Rule 4350(h), of all related party transactions for potential conflict of interest situations on an ongoing basis. All such transactions must be approved by the First Merchants Corporation Audit Committee. For this purpose, "related party transactions" are transactions involving the Company's directors or executive officers, or members of their immediate family, which must be disclosed pursuant to SEC Regulation S-K, Item 404.

     Employees, officers and directors of the Company should always consider, in advance of taking any action, whether such action might pose an actual or apparent conflict of interest and whether such conflict would prevent them from complying with the principles set forth in the first paragraph of this Section. They should be familiar and strive to comply with both the letter and spirit of applicable federal and state statutes and regulations, Company bylaws, and common law fiduciary principles relating to conflicts of interest. Although it is frequently difficult to determine when an actual or apparent conflict of interest exists, the following sections contain guidelines for proper conduct in some of the situations that may arise from time to time.

     1.   Dealing with Customers, Suppliers or Competitors in Business Ventures

          Employees, officers and directors of the Company should not own, directly or indirectly, a significant financial interest in any business entity that does or seeks to do business with, or is in competition with, the Company unless the interest has been fully disclosed in advance to the Board of Directors and has been determined to not improperly influence any decision that they might be required to make in performing their duties for the Company.

     2.   Borrowing from Customers or Suppliers

          See "Personal Financial Responsibility"

     3.   Gifts to Employees, Officers or Directors

          The Company expects employees, officers and directors to render efficient and courteous service to its customers at all times without expecting reward other than compensation or fees regularly received for their employment or service to the Company. Accordingly, they shall not solicit, receive or participate in any arrangement leading to the payment of money or anything of value to them, their relatives or friends for past or future business conducted with the Company. To avoid even the appearance of impropriety, it is important that they decline any gifts from present or prospective customers or suppliers if acceptance would raise the slightest doubt of improper influence.

          The Federal Bank Bribery Act (18 U.S.C. Section 215) generally makes it a crime for a person associated with a bank or a bank holding company, including employees, officers, directors, agents and attorneys of the bank or bank holding company, to seek or accept anything of value from any person or entity in connection with any transaction or business of such bank or holding company with which the person is associated. It is a crime for the giver as well as the receiver. The Act cannot be read in a vacuum and must be interpreted and administered accordingly. The Act is intended to prevent a pay-off to bank or bank holding company officials as a quid pro quo either to induce a particular transaction or as a "gratuity" on account of a particular transaction. Thus, where a benefit is given or received as a result of a banking transaction, the Act may be violated. However, the Act is not intended to proscribe the receipt of gratuities or favors of reasonable value where it is clear from the circumstances that the customer is not trying to exert influence over the bank or bank holding company official in connection with a transaction, and the gratuity or favor is, in fact, unsolicited. The term "gift" includes, but is not limited to, substantial favors, money, credit, special discounts on goods or money, tickets to entertainment events, trips, hotel expenses, excessive entertainment, and food or beverages. Gifts to immediate family are included in this prohibition.

          Employees of the Company should not accept gifts of cash in any amount. However, the Company recognizes that situations may arise when it would be appropriate for an employee to accept the benefit of another's expenditure. Such situations include:

               a.   Gifts of  reasonable  value (not in excess of $100) given at
                    Christmas,   other  holidays  or  special  occasions,  which
                    represent expressions of friendship;

               b. Reasonable entertainment at luncheon, dinner or business meetings with present or prospective customers and suppliers when the return of the expenditure on a comparable basis is likely to occur and the expenditure is a proper business expense;

               c. Unsolicited advertising or promotional material (e.g., pens, calendars, etc.) of a value not exceeding $100;

               d. Awards given by charitable, educational, civic or religious organizations or meritorious contributions or service; and

               e.   Gifts or bequests based upon family relationships.

          Circumstances surrounding a gift may be such that rejection or return of the gift would cause embarrassment or would potentially damage friendly relationships between a customer or supplier and the Company. In that case, the employee should report the gift and its estimated value to the Director of Human Resources.

          Employees may not accept a devise of property or an interest in property from a customer or supplier of the Company (other than a relative or a person who has never dealt with the employee as a representative of the Company) under a will, trust, or other estate planning instrument at any time. The fact that the employee did not know of the bequest does not justify an exception.

D.   Public Communications

     1.   Regulatory Disclosures and Public Comments

          Employees,  officers  and  directors  of the Company  shall  strive to ensure that all reports, documents and other information that the Company files with or submits to the SEC and in other public communications made by the Company are accurate, complete, timely and fair, in accordance with applicable disclosure standards, including standards of materiality where appropriate. Employees, officers and directors shall not knowingly misrepresent, or cause others to misrepresent, material facts about the Company to others, including, without limitation, the Company's independent auditors and governmental regulators or other governmental officials.

          Employees, officers and directors who are requested to make a public statement or comment on a law, regulation or other matter related to or affecting the Company should first submit a copy of the statement to the CEO (or in the case of a director, to the Chairman of the Board of Directors) for approval. Company letterhead shall not be used in commenting on any law, regulation or matter that only relates to or affects the employee, officer or director personally and not the Company.

     2.   Media Inquiries

          Only the Director of Marketing, members of executive management or, in appropriate cases, the Chairman of the Board of Directors, should initiate or respond to contacts with the media on behalf of the Company. Any media inquiries should be directed to the Marketing Department and employees should only respond to media inquiries after being cleared by the Marketing Department or a member of executive management. In the event of a robbery, disturbance or other emergencies, all communications should be referred to the appropriate bank security officer, the Director of Marketing or a member of executive management.

E.   Lending Practices

     1.   Granting of Preferential Rates

          The lending services of the Company's affiliate banks are available to equitably serve the legitimate and deserving credit needs of customers. All loans should be based solely upon a borrower's credit worthiness and overall relationship with the Company. Preferential rates shall not be granted to any employee, officer or director in violation of Company policy. If questions arise concerning lending services, consult the loan policy manual or a senior loan officer.

          2. Prohibited Lending Practices

          The following lending practices are prohibited either by law or Company policy. For purposes of this section, the term "lending officer" refers to any Company employee who has lending authority. A lending officer:

               a. Shall not extend credit to a customer if any of the proceeds are to be given or loaned to the lending officer, or to pay a debt owed to the lending officer or members of his or her immediate family.

               b. Shall not extend credit to a customer to enable the customer to purchase real estate or personal property from the lending officer, unless prior written approval is obtained from a senior loan officer.

               c. Shall not extend credit to a relative of the lending officer, whether by blood or marriage, or to an individual residing in the lending officer's household.

               d. Shall not extend credit to a company in which the lending officer has an interest as a director, officer or partner, or an ownership interest exceeding five percent (5%), or in which a relative of the lending officer, whether by blood or marriage, has such an interest.

               e. Shall not loan his or her personal funds, or the personal funds of other employees, to a customer or supplier of the Company where the lending officer or other employee has any responsibility for the Company's relationship with such customer or supplier.

F.   Political Contributions

     1.   Prohibitions

          It is unlawful for the Company to make contributions or expenditures in connection with any election. Federal and state laws prohibit the Company from contributing corporate funds or property in support of a political party or candidate for public office. In addition to cash payments, this prohibition applies to contributions of meeting rooms, food, beverages, and reimbursement of expenses to third parties or anything of value for the purpose of influencing any election.

     2.   Personal Political Contributions

          The policy of the Company regarding corporate political contributions is not intended to discourage employees, officers and directors from making personal contributions to candidates or political parties of their choice. The Company does not and will not exert pressure, either direct or indirect, that infringes on their right to decide to whom personal political contributions will be made.

G.   Outside Activities

     1.   Community Service

          The Company recognizes its responsibilities to the communities, states and nation in which it operates and whose citizens it serves. The Company considers itself socially responsible and responsive. It recognizes that it cannot thrive unless the communities in which it operates thrive, nor can it exist without public support. The Company endeavors to strengthen these communities, states and nation, and the free enterprise system, by encouraging its employees, officers and directors to become involved in charitable, civic and community causes and organizations and by making appropriate financial and other contributions to these causes and organizations.

     2.   Fiduciary Appointments

          Employees of the Company shall not accept an appointment as a personal representative, executor, trustee, administrator, guardian or other fiduciary relationship, whether such appointment is as the sole fiduciary or as a co-fiduciary. Exceptions may be made for fiduciary appointments based upon close family or personal relationships where the circumstances warrant. The First Merchants Corporation Audit Committee must approve all exceptions prior to acceptance of such an appointment.

     3.   Political Activities

          Employees,  officers and  directors  are  encouraged to take an active part in supporting their political party and their individual candidates, such as by serving as a volunteer, an active party worker, an appointed official, or an elected official. Employees whose participation will require time away from the Company must obtain prior approval from the Director of Human Resources.

          In all cases, individuals who are seeking elective office or participating in political activities do so as an individual and not as a representative of the Company. To prevent any impression of sponsorship or endorsement by the Company, they must not use the Company's name or its address in campaign materials or in collecting funds. The Company shall not be identified in any advertisements or literature except as may be appropriate in biographical information.

     4.   Outside Employment and Board Service

          The Company recognizes that there may be times when employees will want to obtain outside employment or serve on boards of directors. Any such employment or service must be secondary to their position with the Company and must not interfere with their work or responsibilities with the Company or involve improper diversion of Company resources.

          An employee who wishes to obtain outside employment must notify his or her supervisor in advance and submit a statement to the Human Resources Department describing the intended new employment and the anticipated number of hours and location of the work. Should this job affect the employee's work performance or attendance, the supervisor in consultation with the Human Resources Department will take appropriate action.

          An employee who wishes to serve on a for-profit board must have the prior approval of the CEO of the Company or Company affiliate as appropriate; provided, however, if the employee wishing to serve is the CEO of the Company or a Company affiliate, such approval must come from the Company's or affiliate's Board Chairman instead. Service as a director of a family business or corporation must be reported but will generally be approved.

          An employee who wishes to serve on a not-for-profit board shall disclose his or her intention to do so to the CEO of the Company or Company affiliate as appropriate; provided, however, if the employee wishing to serve is the CEO of the Company or a Company affiliate, such disclosure shall be made to the Company's or affiliate's Board Chairman instead. Service on a not-for-profit board does not require prior approval; however, the CEO or Board Chairman may affirmatively deny permission for an employee to do so under circumstances involving potential material harm to the interests of the Company.

H.   Personal Financial Responsibility

     1.   General

          It is important that employees, officers and directors of financial services organizations properly manage their personal finances and use credit intelligently. Imprudent personal financial management and its consequent hardships often affect job performance and may even tempt individuals in positions of trust to violate their fiduciary obligations to the Company and/or its customers. Employees who are having financial problems should consult with their supervisor or the Director of Human Resources or his or her delegate. Directors and CEOs of the Company or an affiliate who are having financial problems should consult with the Company's or affiliate's Board Chairman or the Chairman of the Company's or affiliate's Audit Committee.

     2.   Borrowing from other Financial Institutions

          Borrowing from other financial institutions, including correspondent banks, is permitted as long as the loan is obtained on substantially the same rates, terms and conditions as the financial institution offers to other customers of similar credit worthiness.

     3.   Borrowing from Customers or Suppliers

          Employees are not permitted to borrow from customers or suppliers except those that engage in lending in the usual course of their business. Even then, borrowing must only be on terms offered to others in similar circumstances, without special treatment as to interest rates, repayment terms, security or other provisions. This prohibition does not preclude borrowing from individuals related to an employee by blood or marriage.

     4. Taking Advantage of a Business Opportunity that Rightfully Belongs to the Company

          Employees, officers and directors must not take personal advantage of an opportunity that rightfully belongs to the Company. Whenever the Company has been actively soliciting a business opportunity or has been offered such an opportunity, or whenever the funds, facilities, personnel or other resources of the Company have been used in pursuing an opportunity, that opportunity belongs to the Company and shall not be diverted to the personal benefit of any employee, officer or director. Examples of improperly taking advantage of a Company opportunity may include, without limitation:

               a. Selling or improperly disclosing information to which a person has access because of his or her position.

               b. Acquiring a property interest when the Company is known to be interested in purchasing or leasing the property interest in question.

               c.   Receiving  a   commission,   fee  or  other   payment  on  a
                    transaction that would otherwise accrue to the Company.

               d. Diverting business from the Company or encouraging employees to leave their employment with the Company.

               e.   Otherwise   improperly   profiting,   either   directly   or
                    indirectly, to the detriment of the Company.

     5.   Corporate Property Services

          Employees are not permitted to act as a principal for either themselves or their close family members in the supply of goods, property or services to the Company. Using the services of other Company employees or other Company resources during working hours for personal purposes is also prohibited.

     6.   Employee Purchase of Company Assets

          It is improper for employees to purchase, directly or indirectly, any Company assets other than at public sale. Any such transaction is likely to subject the Company to criticism and, depending on the circumstances, may even result in liability, even if entered into innocently. Company assets, including repossessed loan collateral, will not be sold to employees or members of their immediate family except at public sale. This policy also extends to "friends" who purchase an asset from the Company and then resell it to an employee or member of his or her immediate family. Upon approval of the executive officer responsible for the Company's or an affiliate's physical properties, items of Company equipment or other property that are of nominal value may be sold to employees when the return to the Company or affiliate will equal or exceed that from other methods of disposal.

     7.   Purchase of Property Held by the Company as a Fiduciary

          Property held by the Company as a fiduciary shall not be sold or transferred, by loan or otherwise, to the Company or any of its directors, officers or employees, or to any other individual or organization with whom there exists a connection or interest that might adversely affect the Company's exercise of sound judgment or the financial interests of the Company or any beneficial owner of the property in selling or transferring such property; provided, however, an exception may be made where (a) expressly authorized by the instrument creating the fiduciary relationship or by court order, or
          (b) such sale or transfer is made in accordance with applicable laws and with the prior approval of the Company's Legal Counsel or the First Merchants Corporation Audit Committee.

          It is also improper for an employee to become a tenant of any real estate managed by First Merchants Trust Company.

     8.   Handling of Personal Accounts

          All employees, officers and directors shall handle their personal checking accounts satisfactorily, avoiding overdrafts and avoiding the use of facilities at other financial institutions to disguise potential overdrafts. The use of two or more financial institutions to disguise overdrafts, sometimes referred to as "kiting", is both a violation of this Code and a violation of the law.

I.   Personal Trading and Investments

     While it is not the intent of the Company to unduly limit employees, officers and directors in their personal trading and investments, transactions must be avoided that would involve or appear to involve a conflict of interest between the individual and the Company or between the Company and any customer. Trading on inside or confidential information is also prohibited. This policy covers transactions for the personal account of the employee, officer or director, as well as members of his or her immediate family and close relatives, whether by blood or marriage.

     Investment situations that might involve a conflict of interest are many, varied and not subject to simple listing. Anyone who has any uncertainty about a situation should consult the Company's Legal Counsel or the Director of Human Resources.

     1.   Investment in Securities of a Customer, Supplier, or Competitor

          Employees should generally avoid investing in securities of a customer, supplier, borrower or competitor of the Company, except for publicly held companies where the securities have a broad market. Participation in a business venture with such parties should be considered the same as investing in their securities for these purposes. Such investment may affect an employee's judgment or decisions made on behalf of the Company.

     2.   Securities Trading

          Employees are expressly prohibited from buying or selling investment securities through the Company unless they establish their own account or a fiduciary account, following normal procedures. The commission charged shall be as stated in the published fee schedule for employees of the Company. This section is not applicable to the securities of First Merchants Corporation, which may be purchased through employee benefit programs in which the employee is eligible to participate.

     3.   Non-public and/or Material Inside Information

          Non-public or material inside information provided by customers, suppliers and others in the normal course of business is confidential and must be held inviolate. Such information must never be used as a basis for personal investment decisions. Anyone who has uncertainty about the information should consult the Company's Legal Counsel.

     4.   Preferential Treatment

          Employees must never use commissions paid in the sale of securities for the Company's customers to obtain special concessions from brokerage firms. Employees shall not accept preferential treatment in the form of an allocation of "hot" new issues or any other securities which become available prior to a public offering or that are or may become in such demand that the broker, investment banker, issuer, or other seller of the securities might expect to receive favorable treatment in return for making such allocation.

     5.   Securities Transactions by Trust and Investment Personnel

          Trust and investment personnel, because of their responsibilities with respect to fiduciary accounts, are subject to further restrictions and guidelines relating to investments. Specifically, any trust and investment personnel involved in securing approval for trades and/or actually trading on behalf of a fiduciary account must always place the fiduciary account before his or her own personal investments. Other restrictions and guidelines concerning securities trading policies and procedures are covered in the First Merchants Trust Company Trust and Investment Policy Manual.

     6.   Investment in First Merchants Corporation Securities

          Directors, officers and employees of the Company shall not execute personal transactions in First Merchants Corporation securities if they possess material inside information that has not been disclosed to the public.

J.   Code of Ethics for First Merchants Corporation Financial Management

     This Code of Ethics for First Merchants Corporation Financial Management is adopted pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission ("SEC") Regulation S-K, Item 406, which states that issuers shall disclose whether they have adopted a code of ethics that applies to their principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Although part of the Code of Conduct of First Merchants Corporation (the "Company"), this Code of Ethics applies specifically and separately to the following officers of the Company: the Chief Executive Officer, the Chief Financial Officer, the Chief Banking Officer, the Chief Accounting Officer, the Corporate Controller, and the Corporate Treasurer (collectively, the "Senior Financial Officers").

     The Senior Financial Officers shall always act with integrity and engage in honest and ethical conduct. In addition to the policies set forth elsewhere in the Code of Conduct, the Senior Financial Officers have the following obligations:

     1. The Senior Financial Officers must never allow their personal interests to interfere with their objectivity in performing their responsibilities to the Company; and they must never use or attempt to use their position with the Company to obtain any improper personal financial or other benefit for themselves, for their family members, or for any other person. They should determine in advance of taking any action whether such action poses a conflict of interest and whether such conflict would prevent them from complying with the above principles. A "conflict of interest" occurs when a person's personal interests improperly interferes with the interests of the Company. Any actual or apparent conflict of interest involving a Senior Financial Officer shall be reported immediately to the Company's Legal Counsel (which may be either in-house counsel or counsel to the Board of Directors), who shall promptly report the matter to the Chairman of the Audit Committee. Legal Counsel and the Chairman of the Audit Committee shall ensure that appropriate actions are taken to provide for the ethical handling of any actual or apparent conflict of interest reported to them.

     2. The Senior Financial Officers shall strive to ensure that all reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company contain full, fair, accurate, timely and understandable disclosures, in accordance with applicable disclosure standards, including standards of materiality, where appropriate. Accordingly, they shall not knowingly misrepresent, or cause others to misrepresent, material facts about the Company to others, including, without limitation, the Company's independent auditors and governmental regulators or other governmental officials. Within their areas of responsibility, they shall properly review and critically analyze proposed disclosures for accuracy and completeness. In addition, they shall promptly bring to the attention of the Company's Legal Counsel any material information of which they become aware that affects the disclosures made by the Company in its public filings or other public communications. Legal Counsel shall, in turn, promptly report the situation to the Chairman of the Audit Committee.

     3. It is the Company's policy to comply with all applicable governmental laws, rules and regulations; and all Senior Financial Officers must adhere to this policy. Activity which would be criminally or civilly actionable shall also be deemed to be a violation of this policy. For example, the anti-fraud provisions of the federal securities laws make it unlawful for a person to trade securities on the basis of material, non-public information. Such illegal insider trading would also constitute a violation of this policy. Anyone who is uncertain about the interpretation or applicability of a law, rule or regulation should consult with the Company's Legal Counsel before taking action.

     4. A Senior Financial Officer who becomes aware of an existing or potential violation of this Code of Ethics shall promptly notify the Company's Legal Counsel, who shall promptly inform the Chairman of the Audit Committee of the situation. A Senior Financial Officer's failure to report a violation of which he or she has knowledge is itself a violation of the Code. The Company will take such disciplinary or preventive action as is appropriate under the circumstances to address any such existing or potential violation that is brought to its attention. No adverse action shall be taken against anyone who, in good faith, reports a violation or potential violation of this Code of Ethics.

     5. Compliance with this Code of Ethics is a condition of employment, and any violations thereof may result in disciplinary action, up to and including discharge.

          In any circumstance where the Company's Legal Counsel is involved in the matter giving rise to a violation or potential violation of this Code of Ethics, the required internal reporting or notification shall instead be made directly to the Chairman of the Audit Committee.

          The Audit Committee is responsible for applying this Code of Ethics to specific situations and has the authority to interpret this Code in any particular situation. Anyone desiring an interpretation of a provision of the Code of Ethics may consult with the Company's Legal Counsel and/or submit a written request for an interpretation to the Audit Committee, setting forth the relevant facts and circumstances. The Audit Committee shall respond to any such written request as it deems appropriate. In so doing, it may consult with the Company's Legal Counsel and/or other outside legal counsel.

          The SEC requires public disclosure of any waiver from, or amendment to, a provision of this Code of Ethics. The Company expects full compliance with this Code and, with rare exceptions, will not grant or permit waivers from its requirements. Anyone requesting a waiver from a provision of the Code of Ethics shall submit the request to the Audit Committee, which shall, in consultation with the Company's Legal Counsel and/or other outside legal counsel, determine whether the request should be granted.

          The Chairman of the Audit Committee shall inform the Board of Directors of any violation of this Code of Ethics that is reported to the Committee and of any waiver from the Code's provisions that is approved by the Committee.

                                      -13-
                                                                         Page 64

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

Date: August 11, 2008                   by /s/ Michael C. Rechin
                                           -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: August 11, 2008               by: /s/ Mark K. Hardwick
                                        ----------------------------------------
                                        Mark K. Hardwick
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 11, 2008                   by /s/ Michael C. Rechin
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 11, 2008                   by /s/ Mark K. Hardwick
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