Form 10-K/A
FIRST MERCHANTS CORP
filed 2008-10-15
CIK 712534

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
Documents                                       Into Which Incorporated

Portions of the Registrant's Annual         Part I (Item 1)
Report to Shareholders for the year
ended December 31, 2007                     Part II (Items 5, 6, 7, 7A, and 8)



Source: FIRST MERCHANTS CORP, 10-K/A, October 15, 2008

Portions of the Registrant's                Part III (Items 10 through 14)
Definitive Proxy Statement for
Annual Meeting of Shareholders
to be held April 29, 2008

                          FIRST MERCHANTS CORPORATION
                                200 EAST JACKSON
                           MUNCIE, INDIANA 47305-2814


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2007:

Exhibits:

     23 Consent of independent registered accounting firm

     28 Annual report on Form 11-K for First Merchants Corporation Employee Stock Purchase Plan (1999) and report of Plan's independent public accountants with respect to the financial statements

The above amendments are being filed to include the information required by Form 11-K.


                                           FIRST MERCHANTS CORPORATION
                                            (Registrant)

                                           By /s/ Michael C. Rechin
                                           ___________________________
                                           Michael C. Rechin
                                           Chief Executive Officer
Date: October 15, 2007

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the registration statement of First Merchants Corporation on Form S-8 (File No. 33-28900) of our report dated October 9, 2008, on our audits of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2008 and 2007, and for the years ended June 30, 2008, 2007 and 2006, which report is included in Exhibit 28.



BKD, LLP
Indianapolis, Indiana
October 9, 2008

                                   EXHIBIT 28



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 11-K



                   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2008



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



                           FIRST MERCHANTS CORPORATION
          (Name of issuer of the securities held pursuant to the plan)



                             200 East Jackson Street
                              Muncie, Indiana 47305
                     (Address of principal executive office)

             Report of Independent Registered Public Accounting Firm


Compensation Committee of the
    Board of Directors
First Merchants Corporation
Muncie, Indiana


We have audited the accompanying statements of financial condition of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2008 and 2007 and the related statements of income and changes in plan equity for each of the years in the three-year period ended June 30, 2008. The Plan's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2008 and 2007, and the results of its operations for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the Unites States of America.




BKD, LLP
Indianapolis, Indiana
October 9, 2008

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)
                        Statements of Financial Condition
                             June 30, 2008 and 2007


Assets

                                                       2008              2007
                                                   -----------------------------

     Investments - interest-bearing deposits       $  779,965         $  794,006
                                                   ----------         ----------

Plan Equity                                        $  779,965         $  794,006
                                                   ==========         ==========

See Notes to Financial Statements

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)
                 Statements of Income and Changes in Plan Equity
                    Years Ended June 30, 2008, 2007 and 2006

                                                      2008            2007           2006
                                                  --------------------------------------------
Investment income - interest                      $      8,976    $     11,054     $     11,795
Participant contributions                              814,704         839,202          902,848
                                                  ------------    ------------     ------------
                                                       823,680         850,256          914,643
                                                  ------------    ------------     ------------

Withdrawals and terminations paid in cash               50,584          65,949           54,747
Purchase and stock distribution of stock               787,137         855,138          913,187
                                                  ------------    ------------     ------------
                                                       837,721         921,087          967,944
                                                  ------------    ------------     ------------

Income and changes in Plan equity for the year         (14,041)        (70,831)         (53,301)

Plan equity at beginning of year                       794,006         864,837          918,138
                                                  ------------    ------------     ------------

Plan equity at end of year                        $    779,965    $    794,006     $    864,837
                                                  ============    ============     ============




See Notes to Financial Statements

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)
                          Notes to Financial Statements
                             June 30, 2008 and 2007


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

     In July 2008 and 2007, the Corporation issued 50,119 and 38,537 shares of its common stock for the offering period ended June 30, 2008 and 2007, at $15.43 and $20.43 per share.

     At June 30, 2008 and 2007, the Plan had 391 and 408 participants.

                           First Merchants Corporation
                       Employee Stock Purchase Plan (2004)
                          Notes to Financial Statements
                             June 30, 2008 and 2007


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



Note 4:  Related Party

     Plan assets are held in interest-bearing accounts maintained by the Plan Sponsor with interest paid quarterly at the prevailing rates.