Form 10-Q
period 2008-09-30
FIRST MERCHANTS CORP
filed 2008-11-05
CIK 712534

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2008

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

As of October 28, 2008, there were 18,284,882 outstanding common shares, of the registrant.

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

                  Consolidated Condensed Statements of
                  Comprehensive Income.........................................5

                  Consolidated Condensed Statements of
                  Stockholders' Equity.........................................6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........8

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................21

 Item 3.          Quantitative and Qualitative Disclosures About
                  Market Risk.................................................33

 Item 4.          Controls and Procedures.....................................33

PART II. Other Information:

 Item 1.          Legal Proceedings...........................................34

 Item 1.A.        Risk Factors................................................34

 Item 2.          Unregistered Sales of Equity
                  Securities and Use of Proceeds..............................34

 Item 3.          Defaults Upon Senior Securities.............................34

 Item 4.          Submission of Matters to a Vote of Security Holders.........35

 Item 5.          Other Information...........................................35

 Item 6.          Exhibits....................................................36

 Signatures...................................................................37

 Index to Exhibits............................................................38

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                  September 30,    December 31,
                                                                      2008             2007
                                                                  ------------    ------------
                                                                   (Unaudited)
  ASSETS:
  Cash and due from banks .......................................  $    69,846     $   134,188
  Federal funds sold ............................................        7,818             495
                                                                   -----------     -----------
  Cash and cash equivalents .....................................       77,664         134,683
  Interest-bearing deposits......................................       15,623          24,931
  Investment securities available for sale ......................      377,329         440,836
  Investment securities held to maturity ........................       11,479          10,331
  Mortgage loans held for sale...................................        2,062           3,735
  Loans, net of allowance for loan losses of $34,985 and $28,228.    3,043,783       2,848,615
  Premises and equipment ........................................       44,402          44,445
  Federal Reserve and Federal Home Loan Bank stock...............       25,494          25,250
  Interest receivable ...........................................       21,569          23,402
  Core deposit intangibles ......................................       10,841          12,412
  Goodwill ......................................................      124,860         123,444
  Cash surrender value of life insurance.........................       73,448          70,970
  Other real estate owned .......................................       16,916           2,573
  Other assets ..................................................       18,604          16,460
                                                                   -----------     -----------
      Total assets ..............................................  $ 3,864,074     $ 3,782,087
                                                                   ===========     ===========
  LIABILITIES:
  Deposits:
    Noninterest-bearing .........................................  $   384,928     $   370,397
    Interest-bearing ............................................    2,529,355       2,473,724
                                                                   -----------     -----------
      Total deposits ............................................    2,914,283       2,844,121
  Borrowings:
    Federal funds purchased .....................................       57,600          52,350
    Securities sold under repurchase agreements .................      100,227         106,497
    Federal Home Loan Bank advances .............................      237,225         294,101
    Subordinated debentures, revolving credit lines
      and term loans ............................................      176,256         115,826
                                                                   -----------     -----------
      Total borrowings ..........................................      571,308         568,774
  Interest payable ..............................................        6,529           8,325
  Other liabilities..............................................       19,861          20,931
                                                                   -----------     -----------
      Total liabilities .........................................    3,511,981       3,442,151

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY:
  Cumulative preferred stock, $1,000 par value:
    Authorized -- 600 shares
    Issued and outstanding - 125 shares..........................          125
  Preferred stock, no-par value:
    Authorized and unissued - 500,000 shares
  Common stock, $.125 stated value:
    Authorized -- 50,000,000 shares
    Issued and outstanding - 18,125,090 and 18,002,787 shares....        2,266           2,250
  Additional paid-in capital ....................................      141,777         137,801
  Retained earnings .............................................      210,605         202,750
  Accumulated other comprehensive loss ..........................       (2,680)         (2,865)
                                                                   -----------     -----------
      Total stockholders' equity ................................      352,093         339,936
                                                                   -----------     -----------
      Total liabilities and stockholders' equity ................  $ 3,864,074     $ 3,782,087
                                                                   ===========     ===========

  See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                    2008        2007        2008        2007
Interest Income:
  Loans receivable
    Taxable ...................................................   $49,828     $53,081    $149,952    $153,930
    Tax exempt ................................................       321         368         664         818
  Investment securities
    Taxable ...................................................     2,943       3,581       9,139      10,257
    Tax exempt ................................................     1,379       1,613       4,344       4,925
  Federal funds sold ..........................................        10          41          21         133
  Deposits with financial institutions ........................       146         145         561         388
  Federal Reserve and Federal Home Loan Bank stock ............       351         328       1,056         955
                                                                  -------     -------     -------     -------
    Total interest income .....................................    54,978      59,157     165,737     171,406
                                                                  -------     -------     -------     -------
Interest Expense:
  Deposits ....................................................    16,213      23,327      51,943      67,523
  Fed funds purchased .........................................       502         996       1,748       2,897
  Securities sold under repurchase agreements .................       650       1,195       2,098       2,674
  Federal Home Loan Bank advances .............................     2,724       3,302       8,585       9,247
  Subordinated debentures, revolving credit lines
    and term loans ............................................     1,635       1,802       5,127       5,840
                                                                  -------     -------     -------     -------
    Total interest expense ....................................    21,724      30,622      69,501      88,181
                                                                  -------     -------     -------     -------
Net Interest Income ...........................................    33,254      28,535      96,236      83,225
Provision for loan losses .....................................     7,094       2,810      17,987       6,057
                                                                  -------     -------     -------     -------
Net Interest Income After Provision for Loan Losses ...........    26,160      25,725      78,249      77,168
                                                                  -------     -------     -------     -------
Other Income:
  Service charges on deposit accounts .........................     3,568       3,241       9,656       9,215
  Fiduciary activities ........................................     1,932       1,985       6,200       6,278
  Other customer fees .........................................     1,696       1,767       5,142       4,793
  Commission income ............................................    1,457       1,175       4,553       4,082
  Earnings on cash surrender value of life insurance ..........       519         998       1,863       2,465
  Net gains and fees on sales of loans ........................       648         749       1,959       1,892
  Net realized gains/(losses) on sales of
    available-for-sale securities .............................       185                     271
  Other than temporary impairment on investment securities.....    (1,440)                 (1,440)
  Other income ................................................       655         933       1,877       1,693
                                                                  -------     -------     -------     -------
Total other income ............................................     9,220      10,848      30,081      30,418
                                                                  -------     -------     -------     -------
Other expenses:
  Salaries and benefits .......................................    15,330      14,583      47,126      44,105
  Net occupancy ...............................................     1,857       1,818       5,412       5,028
  Equipment ...................................................     1,649       1,645       4,946       5,150
  Marketing ...................................................       605         560       1,701       1,700
  Outside data processing fees.................................     1,068         972       2,959       2,959
  Printing and office supplies.................................       281         394         853       1,081
  Core deposit amortization....................................       809         789       2,407       2,370
  Write-off of unamortized underwriting expense ...............                                         1,771
  Other expenses ..............................................     5,516       4,241      14,388      12,771
                                                                  -------     -------     -------     -------
Total other expenses ..........................................    27,115      25,002      79,792      76,935
                                                                  -------     -------     -------     -------
Income Before Income Tax ......................................     8,265      11,571      28,538      30,651
Income tax expense ............................................     2,516       3,221       8,121       8,322
                                                                  -------     -------     -------     -------
Net Income ....................................................   $ 5,749     $ 8,350    $ 20,417    $ 22,329
                                                                  =======     =======     =======     =======

Per share:

    Basic net income ..........................................   $   .32     $   .46     $  1.13     $  1.22
    Diluted  net income .......................................       .32         .46        1.13        1.22
    Cash dividends paid .......................................       .23         .23         .69         .69
    Average diluted shares outstanding (in thousands) .........    18,196      18,276      18,129      18,375

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended          Nine Months Ended
                                                                                      September 30,              September 30,
                                                                                 ----------------------     ----------------------
                                                                                    2008         2007          2008         2007
                                                                                 ---------    ---------     ---------    ---------
Net Income...................................................................... $  5,749     $  8,350      $ 20,417     $ 22,329

Other comprehensive income net of tax:
  Unrealized gains/(losses) on securities available for sale:
    Unrealized holding gains/(losses) arising during the period, net of
      income tax of $(853), $(1,584), $510 and $(312), respectively.............    1,585        2,941          (947)         580

  Unrealized gains/(losses) on cash flow hedges:
    Unrealized gains/(losses) arising during the period, net of income tax of
      $342, $(525), $(597) and $(346), respectively.............................     (513)         788           896          520

  Amortization of items previously recorded in accumulated other comprehensive income/(losses), net of income tax expense
    of $132, $(117), $311, and $(351), respectively.............................     (198)         176          (466)         526

Reclassification adjustment for losses included in net
  income, net of income tax expense of $(502), $0, $(468), and $0, respectively.      753                        701            1
                                                                                 ---------    ---------     ---------   ---------
                                                                                    1,627        3,905           184        1,627
                                                                                 ---------    ---------     ---------   ---------
Comprehensive income ........................................................... $  7,376     $ 12,255      $ 20,601     $ 23,956
                                                                                 =========    =========     =========   =========

See notes to consolidated condensed financial statements.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2008         2007
                                                                   ---------    ---------
Balances, January 1 ............................................   $ 339,936    $ 327,325

Net income .....................................................      20,417       22,329

Cash dividends on common stock .................................     (12,561)     (12,685)

Other comprehensive income, net of tax .........................         184        1,627

Stock issued under employee benefit plan .......................         773          787

Stock issued under dividend reinvestment and stock purchase plan         795          890

Stock options exercised, net of tax ............................       1,612          496

Tax benefit from stock options exercised .......................         139          106

Stock redeemed .................................................      (2,180)      (9,240)

Issuance of stock related to acquisition .......................       1,463

Cumulative preferred stock issued ..............................         125

Share-based compensation .......................................       1,390        1,106
                                                                   ---------    ---------

Balances, September 30 .........................................   $ 352,093    $ 332,741
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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                      September 30,
                                                            ----------------------------------
                                                                  2008              2007
                                                            ----------------  ----------------
Cash Flows From Operating Activities:
  Net income............................................    $       20,417    $       22,329
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for loan losses...........................            17,987             6,057
    Depreciation and amortization.......................             3,502             3,240
    Share-based compensation............................             1,390             1,106
    Tax benefits from stock options exercised...........              (139)             (106)
    Mortgage loans originated for sale..................           (82,608)          (96,392)
    Proceeds from sales of mortgage loans...............            84,281            97,477
    Gains on sales of securities
      available for sale................................               271
    Recognized loss on other than temporary impairment..            (1,440)
    Change in interest receivable.......................             1,833            (1,609)
    Change in interest payable..........................            (1,796)             (156)
    Other adjustments...................................               605             6,205
                                                            ---------------   ---------------
      Net cash provided by operating activities.........    $       44,303    $       38,151
                                                            ---------------   ---------------


Cash Flows From Investing Activities:
  Net change in interest-bearing deposits...............    $        9,308    $      (11,011)
  Purchases of
    Securities available for sale.......................           (74,443)          (60,568)
    Securities held to maturity.........................            (2,399)
  Proceeds from sales of securities available for sale..            34,256
  Proceeds from maturities of
    Securities available for sale.......................           101,990            50,934
    Securities held to maturity.........................             1,252               662
  Purchase of Federal Reserve and
    Federal Home Loan Bank Stock........................              (244)           (1,359)
  Purchase of bank owned life insurance ................              (706)           (3,500)
  Net cash paid in acquisitions ........................              (237)
  Net change in loans...................................          (236,823)         (183,954)
  Other adjustments.....................................            (3,460)           (3,232)
                                                            ---------------   ---------------
      Net cash used by investing activities.............    $     (171,506)   $     (212,028)
                                                            ---------------   ---------------

Cash Flows From Financing Activities:
  Net change in
    Demand and savings deposits.........................    $        5,870    $      (57,402)
    Certificates of deposit and other time deposits.....            64,292            66,039
  Proceeds from the sale of other real estate owned.....             8,789             2,739
  Borrowings............................................           737,290           331,605
  Repayment of borrowings...............................          (734,756)         (153,770)
  Cash dividends on common stock........................           (12,561)          (12,685)
  Stock issued under employee benefit plans.............               773               787
  Stock issued under dividend
    reinvestment and stock purchase plans...............               791               890
  Stock options exercised...............................             1,612               496
  Cumulative preferred stock issued.....................               125
  Tax benefit from stock options exercised..............               139               106
  Stock redeemed........................................            (2,180)           (9,240)
                                                           ---------------   ---------------
      Net cash provided by financing activities.........            70,184           169,565
                                                           ---------------   ---------------
Net Change in Cash and Cash Equivalents.................           (57,019)           (4,312)
Cash and Cash Equivalents, January 1....................           134,683            89,957
                                                           ---------------   ---------------
Cash and Cash Equivalents, September 30,................    $       77,664    $       85,645
                                                           ===============   ===============

Additional cash flows information:
  Interest paid ........................................    $       71,297    $       88,337
  Income tax paid ......................................            15,090             6,939
  Loans transferred to other real estate owned..........            23,669             2,592

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year.

NOTE 2.  Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1994 Stock Option Plan and The 1999 Long-term Equity Incentive Plan. The stock options, which have a ten year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years. The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors. DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan. As of September 30, 2008, there were 1,113 DSUs credited to the non-employee directors.

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

SFAS 123(R) required the Corporation to begin recording compensation expense in 2006 related to unvested share-based awards outstanding as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2008 totaled $488,000 and $1,390,000, respectively, compared to $365,000 and $1,106,000 for the three and nine months ended September 30, 2007. Share based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the nine months ended September 30, 2008, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

                                                                                    Three Months Ended           Nine Months Ended
                                                                                       September 30,                September 30,
                                                                                    2008         2007           2008         2007
                                                                                -----------  -----------    -----------  -----------
      Stock and ESPP Options:
           Pre-tax compensation expense ........................................$      164   $      152     $      485   $      445

           Income tax benefit ..................................................       (14)         (12)           (35)         (28)
                                                                                ----------   ----------     ----------   ----------
      Stock and ESPP option expense, net of income taxes .......................$      150   $      140     $      450   $      417
                                                                                ==========   ==========     ==========   ==========

      Restricted Stock Awards:
           Pre-tax compensation expense ........................................$      324   $      212     $      905   $      661

           Income tax benefit ..................................................      (113)         (74)          (317)        (231)
                                                                                ----------   ----------     ----------   ----------
      Restricted stock awards expense, net of income taxes .....................$      211   $      138     $      588   $      430
                                                                                ==========   ==========     ==========   ==========

      Total Share-Based Compensation:
           Pre-tax compensation expense ........................................$      488   $      365     $    1,390   $    1,106

           Income tax benefit ..................................................      (127)         (87)          (352)        (259)
                                                                                ----------   ----------     ----------   ----------
      Total share-based compensation expense, net of income taxes ..............$      361   $      278     $    1,038   $      847
                                                                                ==========   ==========     ==========   ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

As of September 30, 2008, unrecognized compensation expense related to stock options and RSAs totaling $374,000 and $1,919,000 respectively, is expected to be recognized over weighted-average periods of .87 and 1.54 years, respectively.

Stock option activity under the Corporation's stock option plans as of September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

                                                                                        Weighted-
                                                                                         Average
                                                                         Weighted-      Remaining
                                                         Number           Average      Contractual      Aggregate
                                                           of            Exercise         Term          Intrinsic
                                                         Shares           Price        (in Years)        Value
                                                       ----------      ------------   -----------     ----------
  Outstanding at January 1, 2008 ....................  1,054,430       $     24.30
  Granted ...........................................     82,713             26.76
  Exercised .........................................   (123,739)            22.74
  Cancelled .........................................    (59,713)            24.76
                                                      ----------
  Outstanding at September 30, 2008 .................    953,691       $     24.69           5.55       $ 646,170
                                                      ==========
  Vested and Expected to Vest at September 30, 2008..    947,549       $     24.67           5.53       $ 645,624
  Exercisable at September 30, 2008 .................    847,441       $     24.36           4.95       $ 603,165


The weighted-average grant date fair value was $6.08 for stock options granted during the nine months ended September 30, 2008.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the first nine months of 2008 was $613,000. Exercise of options during this same period resulted in cash receipts of $1,612,000. The Corporation recognized a tax benefit of approximately $139,000 in the first nine months of 2008, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2008:

                                                                Weighted-Average
                                                   Number of     Grant-Date Fair
                                                    Shares           Value
                                                  ----------      -----------
  Unvested RSAs at January 1, 2008 .............     98,027        $    27.12
  Granted ......................................     66,696             26.25
  Forfeited ....................................     (1,802)            25.79
  Vested .......................................     (1,438)            27.20
                                                  ----------
  Unvested RSAs at September 30, 2008 ..........    161,483        $    26.78
                                                  ==========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 2.  Share-Based Compensation  continued

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2008 offering period and approximates $240,000. The ESPP options vest during the twelve month period ending June 30, 2009. At September 30, 2008, all compensation expense related to ESPP options was fully recognized. Total unrecognized compensation expense related to unvested ESPP options was $180,000, which is expected to be recognized over a period of nine months.

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

The corporation has certain securities that have had a drop in fair market value as a result of the widening in market spreads that many sectors have experienced in recent months. Management has determined that these securities are not deemed to be other than temporarily impaired as the drop in market value is a result of illiquidity in the current market rather than poor performance. There has not been an adverse change in future cash flows of the securities. These securities have a book value and fair value, as determined through an analysis of future cash flow, of $11.1 million.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008.

                                                                              Fair Value Measurements Using
                                                          -----------------------------------------------------------------
                                                                 Quoted Prices in     Significant
                                                                  Active Markets         Other             Significant
                                                                  for Identical       Observable           Unobservable
                                                                    Assets               Inputs               Inputs
                                             Fair Value            (Level 1)           (Level 2)             (Level 3)
                                           --------------------------------------------------------------------------------
Available for sale securities                $377,329                                  $365,871              $11,458
Hedged loans                                   45,299                                                         45,299
Interest rate swap agreements                    (627)                                                          (627)


The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2008.

                                                                    Three Months Ended
                                                                    September 30, 2008

                                               ---------------------------------------------------------
                                                  Available for Sale      Hedged             Interest
                                                      Securities           Loans            Rate Swaps
                                               ---------------------------------------------------------
Beginning balance                                      $  9,500           $ 22,797                 (201)

Total realized and unrealized gains and losses
  Included in net income                                                  $    475             $   (426)
  Included in other comprehensive income                  2,121

Purchases, issuances, and settlements                                       22,200

Transfers in/(out) of Level 3                              (128)

Principal payments                                          (35)              (173)
                                               ---------------------------------------------------------
Ending balance                                         $ 11,458           $ 45,299             $   (627)
                                               =========================================================

                                                                    Nine Months Ended
                                                                   September 30, 2008

                                               ---------------------------------------------------------
                                                  Available for Sale      Hedged             Interest
                                                      Securities           Loans            Rate Swaps
                                               ---------------------------------------------------------
Beginning balance                                      $ 12,023

Total realized and unrealized gains and losses
  Included in net income                                                  $    704             $   (627)
  Included in other comprehensive income                 (1,270)

Purchases, issuances, and settlements                                       44,792

Transfers in/(out) of Level 3                               847

Principal payments                                         (142)              (197)
                                               ---------------------------------------------------------
Ending balance                                         $ 11,458           $ 45,299             $   (627)
                                               =========================================================

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

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first nine months of 2008, certain impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $11,500,000 as of September 30, 2008. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 4.  Investment Securities
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains      Losses     Value
Available for sale at September 30, 2008
  U.S. Treasury ........................     $ 11,496    $     7              $ 11,503
  U.S. Government-sponsored
    agency securities...................       13,416        105    $     2     13,519
  State and municipal ..................      128,005      1,545        215    129,335
  Mortgage-backed securities ...........      205,303      1,891        989    206,205
  Corporate obligations ................       13,615                 2,073     11,542
  Marketable equity securities..........        5,240                    15      5,225
                                             --------   --------   --------   --------
      Total available for sale .........      377,075      3,548      3,294    377,329
                                             --------   --------   --------   --------


Held to maturity at September 30, 2008
  State and municipal...................       11,467         60        365     11,162
  Mortgage-backed securities............           12                               12
                                             --------   --------   --------   --------
      Total held to maturity ...........       11,479         60        365     11,174
                                             --------   --------   --------   --------
      Total investment securities ......     $388,554   $  3,608   $  3,659   $388,503
                                             ========   ========   ========   ========

The Corporation has the intent and ability to hold the securities with unrealized losses to the earlier of recovery of maturity. If the Corporation is unable to make this assertion at any reporting period, the Corporation will take the necessary actions to recognize the unrealized loss in the appropriate period's income statement.

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
                                               ========  ========   ========  ========

The Corporation's investments in certain debt securities are reported in the financial statements at an amount less than their historical cost. The historical cost of these investments totaled $136,569,000 and $214,293,000 at September 30, 2008 and December 31, 2007, respectively. Total fair value of these investments was $132,910,000 and $210,391,000 which is approximately 34.2 and 46.6 percent of the Corporation's available-for-sale and held-to-maturity investment portfolio at September 30, 2008 and December 31, 2007, respectively. These declines primarily resulted from increases in market interest rates.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

INVESTMENT SECURITIES continued

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Additionally, the Corporation has the intent and ability to hold these securities until a recovery of fair value. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

At September 30, 2008, approximately 100% of the mortgage-backed securities held by the Corporation are issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation has the intent and ability to hold these mortgage-backed securities until a recovery of fair value, which may be maturity, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2008.

The Corporation's unrealized losses on corporate obligations relate primarily to its investment in pooled trust preferred securities. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. The Corporation has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. Because the Corporation has the intent and ability to hold these securities until a recovery of fair value and has determined that there was no adverse change in the cash flow as viewed by a market participant, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

INVESTMENT SECURITIES continued

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007:

====================================================================================================================================
                                                                              GROSS                   GROSS                  GROSS
                                                                 FAIR      UNREALIZED    FAIR      UNREALIZED    FAIR     UNREALIZED
(Dollars in Thousands)                                           VALUE        LOSSES     VALUE        LOSSES     VALUE       LOSSES
====================================================================================================================================
                                                                   Less than 12            12 Months or
                                                                       Months                  Longer                 Total
                                                                  --------------          --------------            ---------
Temporarily Impaired Investment
   Securities at September 30, 2008:
U.S. Government-sponsored Agency Securities ...............         996      $   (2)                             $   996   $     (2)
State and Municipal .......................................    $ 34,609        (303)   $  3,523     $  (277)      38,132       (580)
Mortgage-backed Securities ................................      70,124        (603)     12,102        (386)      82,226       (989)
Corporate Obligations .....................................         320      (1,646)     11,191        (427)      11,511     (2,073)
Marketable Equity Securities ..............................                                  45         (15)          45        (15)
                                                               --------     -------    --------     -------     --------   --------
   Total Temporarily Impaired Investment Securities .......    $106,049     $(2,554)   $ 26,861     $(1,105)    $132,910   $ (3,659)
                                                               ========     =======    ========     =======     ========   ========



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
                                                               ========     =======    ========     =======     ========    ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 5.  Loans and Allowance

                                                                                 September 30,  December 31,
                                                                                     2008          2007
                                                                                 -----------    -----------
Loans:
  Commercial and industrial loans .............................................. $   851,233    $   662,701
  Agricultural production financing and other loans to farmers .................     136,176        114,324
  Real estate loans:
    Construction ...............................................................     167,512        165,425
    Commercial and farmland ....................................................     966,259        947,234
    Residential ................................................................     731,065        744,627
  Individuals' loans for household and other personal expenditures .............     145,345        187,880
  Tax-exempt loans .............................................................      34,010         16,423
  Lease financing receivables, net of unearned income...........................       9,262          8,351
  Other loans ..................................................................      37,906         29,878
                                                                                 -----------    -----------
                                                                                   3,078,768      2,876,843
  Allowance for loan losses.....................................................     (34,985)       (28,228)
                                                                                 -----------    -----------
      Total Loans............................................................... $ 3,043,783    $ 2,848,615
                                                                                 ===========    ===========

                                                                                       Nine Months Ended
                                                                                         September 30,

                                                                                     2008          2007
                                                                                 -----------    -----------
Allowance for loan losses:
  Balances, January 1 .......................................................... $    28,228    $    26,540

  Provision for losses .........................................................      17,987          6,057

  Recoveries on loans ..........................................................       3,718            777

  Loans charged off ............................................................     (14,948)        (5,739)
                                                                                 -----------    -----------
  Balances, September 30........................................................ $    34,985    $    27,635
                                                                                 ===========    ===========

                                               September 30,  December 31,
                                                   2008           2007
                                                ----------    ------------
Non Performing Assets:

  Non-accrual loans.............................. $ 37,879     $ 29,031
  Renegotiated loans.............................      135          145
                                                  --------     --------
  Non performing loans (NPL).....................   38,014       29,176
  Real estate owned and repossessed assets.......   16,916        2,573
                                                  --------     --------
  Non performing assets (NPA)....................   54,930       31,749
  90+ days delinquent............................    8,056        3,578
                                                  --------     --------
  NPAS & 90+ days delinquent..................... $ 62,986     $ 35,327
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


                                                                          Three Months Ended September 30,
                                                               2008                                         2007
                                             -------------------------------------------  ------------------------------------------
                                                             Weighted-                                    Weighted-
                                              Net             Average       Per Share      Net             Average       Per Share
                                             Income           Shares         Amount       Income           Shares         Amount
                                             ------           ------         ------       ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders......................$    5,749        18,114,916    $     .32    $    8,350        18,221,467    $     .46
                                                                             ==========                                   ==========

Effect of dilutive stock options.............                      81,537                                       54,713
                                             ----------       ------------                ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..................$    5,749        18,196,453    $     .32    $    8,350        18,276,180    $     .46
                                             ==========       ============   ==========   ==========       ============   ==========

Stock options to purchase  806,789 and 839,375 shares for the three months ended
September  30,  2008 and 2007  were  not  included  in the  earnings  per  share calculation because the exercise price exceeded the average market price.
                                                                         Nine Months Ended September 30,
                                                               2008                                         2007
                                             -------------------------------------------  ------------------------------------------
                                                             Weighted-                                    Weighted-
                                              Net             Average       Per Share      Net             Average       Per Share
                                             Income           Shares         Amount       Income           Shares         Amount
                                             ------           ------         ------       ------           ------         ------
Basic net income per share:
  Net income available to
    common stockholders......................$   20,417        18,035,064    $     1.13   $   22,329        18,307,087    $    1.22
                                                                             ==========                                   ==========

Effect of dilutive stock options.............                      94,252                                       67,910
                                             ----------       ------------                ----------       ------------
Diluted net income per share:
  Net income available to
    common stockholders
    and assumed conversions..................$   20,417        18,129,316    $    1.13    $   22,329        18,374,997    $    1.22
                                             ==========       ============   ==========   ==========       ============   ==========

Stock options to purchase 703,124 and 706,641 shares for the nine months ended September 30, 2008 and 2007 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

                          FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                                   (Unaudited)

NOTE 8   PENDING ACQUISITION

On September 3, 2008, the Corporation entered into a definitive agreement to acquire Lincoln Bancorp and its wholly owned subsidiary Lincoln Bank. The agreement provides that shareholders of Lincoln will receive, at their election, either 0.7004 shares of First Merchants common stock, subject to possible upward or downward adjustment as provided in the Merger Agreement or $15.76 in cash. The number of shares of First Merchants common stock and the amount of cash payable in connection with the merger is subject to various limitations and prorations. The transaction value is estimated at approximately $75 million. The Corporation will issue no more than 3,576,417 shares of its common stock in the transaction. The transaction is expected to close in the fourth quarter of 2008.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

RECENT MARKET DEVELOPMENTS

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions have already agreed to participate in the TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation is assessing its participation in both the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program but has not yet made a definitive decision as to whether it will participate.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

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

We believe there have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

BUSINESS SUMMARY

We are a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 65 banking center locations in 18 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation's business activities are currently limited to one significant business segment, which is community banking. As of September 30, 2008, the Corporation's financial service affiliates included four nationally chartered banks: First Merchants Bank, National Association, First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank. The banks provide commercial and retail banking services. In addition, our trust company, multi-line insurance company and a title company provide trust asset management services, retail and commercial insurance agency services and title services, respectively.

On September 3, 2008, the Corporation announced a definitive agreement to acquire Lincoln Bancorp through a merger of Lincoln into First Merchants. At September 30, 2008, Lincoln Bancorp had $831.3 million in assets. Lincoln
Bancorp and Lincoln Bank are headquartered in Plainfield, Indiana with additional offices in Avon, Bargersville, Brownsburg, Crawfordsville, Frankfort, Franklin, Greenwood, Mooresville, Morgantown, Nashville and Trafalgar. Lincoln Bank also has 2 loan production offices located in Carmel and Greenwood, Indiana. First Merchants and Lincoln will have combined assets of $4.7 billion and create the largest financial holding company based in Central Indiana. The combined company will have eighty-two banking offices in twenty-three Indiana and three Ohio counties, a trust company with assets under management in excess of $1.7 billion, and a multi-line insurance agency. The merger is pending Lincoln Bancorp shareholder approval and regulatory approval. The company has filed the registration statement which includes the terms and conditions of the merger agreement on form S-4 dated September 24, 2008 (file No. 333-153656).

Management believes that its vision, mission, culture statement and core values produce profitable growth for shareholders. Management also believes it is important to maintain a strong control environment as we continue to grow our businesses. Interest rate and market risks inherent in our asset and liability balances are managed within prudent ranges, while ensuring adequate liquidity and funding. Sound credit policies are maintained and interest rate and market risks inherent in our asset and liability balances are managed within prudent ranges, while ensuring adequate liquidity and funding.

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2008, equaled $5,749,000, compared to $8,350,000 in the same period of 2007. Diluted earnings per share were $.32, compared to $.46 reported for the third quarter 2007. Net income for the nine months ended September 30, 2008 was $20,417,000 compared to $22,329,000 for the same period in 2007. Diluted earnings per share were $1.13 in 2008 and $1.22 in 2007.

Net-interest margin expanded by 39 basis points from 3.52 percent in the third quarter of 2007 to 3.91 percent in 2008. As a result, net-interest income increased by $4.7 million, or 16.5 percent. Year-to-date net interest margin improved by 32 basis points as net interest income increased by $13 million or
15.6 percent.

Provision expense totaled $7.1 million for the quarter, an increase of $4.3 million, as net charge-offs totaled $3.7 million. Year-to-date provision expense totaled $18 million, an increase of $12 million over the prior year, as charge-off's totaled $11.2 million. Non-performing assets increased from 84 basis points of total assets to 142 basis points during the year.

The Corporation's allowance for loan losses as a percent of total loans increased from .96 to 1.14 percent since September 30, 2007. The increase totals $7.4 million in additional reserves. The increased allowance for loan losses total is comprised of a $2.0 million increase in the general historical loss component, a $6.3 million increase in environmental factors and a decline in specific reserves of $924,000.

Total non-interest income decreased by $1.6 million, during the quarter, due primarily to a $1.4 million write-off of the other than temporarily impairment of Federal Home Loan Mortgage Corporation preferred stock. The investment was deemed to be permanently impaired as the market value continued to decline rapidly with no indication of recovery. Total expenses increased during the quarter by $2.1 million totaling $27.1 million. Year-to-date non-interest income declined by $337,000 and non-interest expense increased $2,857,000.

Annualized returns on average assets and average stockholders' equity for the nine months ended September 30, 2008, were .72 percent and 7.81 percent, respectively, compared with .83 percent and 9.05 percent for the same period of 2007.

CAPITAL

Our regulatory capital continues to exceed regulatory "well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was 7.3 percent at September 30, 2008 and 7.2 percent at year end 2007. In addition, at September 30, 2008, we had a Tier I risk-based capital ratio of 8.5 percent and total risk-based capital ratio of 11.2 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

Our GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 9.1 percent at September 30, 2008 and 9.0 percent at December 31, 2007. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

Our  tangible  capital  ratio,   defined  as  total  stockholders'  equity  less
intangibles net of tax to total assets less intangibles net of tax, equaled 5.9 percent as of September 30, 2008, and 5.7 percent at December 31, 2007.

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

                                           September 30,    December 31,
(Dollars in thousands)                          2008            2007
                                            -----------     -----------
Average goodwill .......................... $   124,310     $   123,191
Average core deposit intangible (CDI) .....      11,679          13,868
Average deferred tax on CDI ...............      (2,971)         (3,659)
                                            -----------     -----------
  Intangible adjustment ................... $   133,018     $   133,400
                                            ===========     ===========

Average stockholders' equity (GAAP capital) $   348,415     $   330,786
Intangible adjustment .....................    (133,018)       (133,400)
                                            -----------     -----------
  Average tangible capital ................ $   215,397     $   197,386
                                            ===========     ===========

Average assets ............................ $ 3,791,305     $ 3,639,772
Intangible adjustment .....................    (133,018)       (133,400)
                                            -----------     -----------
  Average tangible assets ................. $ 3,658,287     $ 3,506,372
                                            ===========     ===========

Net income ................................ $    20,417     $    31,639
CDI amortization, net of tax ..............       1,119           1,919
                                            -----------     -----------
  Tangible net income ..................... $    21,536     $    33,558
                                            ===========     ===========

Diluted earnings per share ................ $      1.13     $      1.73
Diluted tangible earnings per share ....... $      1.19     $      1.83

Return on average GAAP capital ............        7.81%           9.56%
Return on average tangible capital ........       13.33%          17.00%

Return on average assets ..................         .72%            .87%
Return on average tangible assets .........         .78%            .96%

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

At September 30, 2008, non-performing assets, which includes nonaccrual loans, restructured loans, and other real estate owned totaled $54,930,000, an increase of $23,181,000 from December 31, 2007 as noted in Note 5 Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q. Other real estate owned increased $14,343,000 from December 31, 2007, largely due to two relationships, one that came into other real estate owned in the first quarter of 2008 and one in the second quarter. Other real estate owned declined by $300,000 in the third quarter due to a sale of property. Additional sales are anticipated in the fourth quarter. Current appraisals are obtained to determine value as management continues to agressively market these real estate assets.

Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors such as economic conditions, or factors particular to a borrower, such as actions of a borrower's management.

At September 30, 2008, impaired loans totaled $129,052,000, an increase of $42,103,000 from December 31, 2007. At September 30, 2008, an allowance for losses was not deemed necessary for impaired loans totaling $114,940,000, as there was no identified loss on these credits. An allowance of $6,123,000 was recorded for the remaining balance of impaired loans of $14,112,000 and is included in our allowance for loan losses.

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

At September 30, 2008, the allowance for loan losses was $34,985,000,an increase of $6,757,000 from year end 2007. As a percent of loans, the allowance was 1.14 percent at September 30, 2008 and .98 percent at December 31, 2007.

The provision for loan losses for the first nine months of 2008 was $17,987,000, an increase of $11,930,000 from $6,057,000 for the same period in 2007. The increase from the prior year was a result of an increase in net charge offs and the increase in non-performing loans.

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, we utilize advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. as funding sources. At September 30, 2008, total borrowings from the FHLB were $237,225,000. Our bank subsidiaries have pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2008, was $15,247,000. At September 30, 2008, our revolving line of credit had no balance and a remaining borrowing capacity of $25,000,000.

The  principal  source  of  asset-funded   liquidity  is  investment  securities
classified as available for sale, the market values of which totaled $377,329,000 at September 30, 2008, a decrease of $63,507,000 or 14.4 percent below December 31, 2007. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $2,254,000 at September 30, 2008. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at September 30, 2008 are as follows:

                                                                At September 30,
(Dollars in thousands)                                               2008
                                                                --------------
Amounts of commitments:
Loan commitments to extend credit ............................... $  700,555
Standby letters of credit .......................................     32,523
                                                                  ----------
                                                                  $  733,078
                                                                  ==========

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and borrowings at September 30, 2008 are as follows:

                                2008       2009       2010       2011       2012       2013       Total
(Dollars in thousands)       remaining                                              and after
                            ---------------------------------------------------------------------------
Operating leases .........   $    440   $  1,590   $  1,312   $  1,117   $    735   $    378   $  5,572
Borrowings ...............    220,131     55,340     61,045     25,941     65,710    143,141    571,308
                             --------   --------   --------   --------   --------   --------   --------
Total ....................   $220,571   $ 56,930   $ 62,357   $ 27,058   $ 66,445   $143,519   $576,880
                             ========   ========   ========   ========   ========   ========   ========

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management ("ALM") has been an important factor in our ability to record consistent earnings growth through periods of interest rate volatility. Management and the Board of Directors monitor our liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings. Decisions regarding investments and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

It is our objective to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of our ALM function to provide optimum and stable net interest income. To accomplish this, we use two ALM tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are both constructed, presented, and monitored quarterly.

We believe that our liquidity and interest sensitivity position at September 30, 2008, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

Driver Rates            RISING             FALLING
-------------------------------------------------------------
Prime                   200 Basis Points   (200) Basis Points
Federal Funds           200                (200)
One-Year CMT            200                (200)
Three-Year CMT          200                (200)
Five-Year CMT           200                (200)
CD's                    200                (170)
FHLB Advances           200                (200)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at September 30, 2008. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

                                              BASE     RISING    FALLING
                                                (Dollars in thousands)
-------------------------------------------------------------------------
Net Interest Income                         $130,147  $133,524   $124,485

Variance from base                                    $  3,377   $ (5,663)

Percent of change from base                                2.6%      (4.4)%

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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2008, and December 31, 2007. Earning assets increased by $128,829,000 in the nine months ended September 30, 2008. Loans and loans held for sale increased by $200,252,000. The three largest loan segments that increased were in commerical and industrial, agricultural production, and commercial and farmland. Loan segments that decreased were loans to individuals and residential real estate. Investments decreased by $62,359,000 as lower yielding investments matured and were reinvested in higher yielding loans.


EARNING ASSETS
(Dollars in thousands)                                   September 30,      December 31,
                                                              2008              2007
----------------------------------------------------------------------------------------
Interest-bearing time deposits ......................     $   15,623        $   24,931

Investment securities available for sale ............        377,329           440,836

Investment securities held to maturity ..............         11,479            10,331

Mortgage loans held for sale ........................          2,062             3,735

Loans ...............................................      3,078,768         2,876,843

Federal Reserve and Federal Home Loan Bank stock              25,494            25,250
                                                          ----------        ----------

                     Total ..........................     $3,510,755        $3,381,926
                                                          ==========        ==========


                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2008 and 2007.

The following table reflects the change in asset yields, interest costs and the resulting net interest margin for the three months and nine months ended September 2008 and 2007.

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
(Dollars in Thousands)                                      2008         2007             2008         2007
                                                        -----------  -----------      -----------  -----------
Annualized net interest income........................  $  133,017   $  114,142       $  128,315   $  110,967

Annualized FTE adjustment.............................  $    3,661   $    4,265       $    3,595   $    4,123

Annualized net interest income
  On a fully taxable equivalent basis.................  $  136,678   $  118,407       $  131,910   $  115,090

Average earning assets................................  $3,499,686   $3,359,170       $3,441,884   $3,282,126

Interest income (FTE) as a percent
  of average earning assets...........................        6.39%        7.17%            6.52%        7.09%

Interest expense as a percent
  of average earning assets...........................        2.48%        3.65%            2.69%        3.58%

Net interest income (FTE) as a percent
  of average earning assets...........................        3.91%        3.52%            3.83%        3.51%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

HEDGING ACTIVITIES

On August 1, 2006, the Corporation purchased three prime-based interest rate floor agreements with an aggregate notional amount of $250 million and strike rates ranging from 6% to 7%. The combined purchase price of approximately $550,000 was to be amortized on an allocated fair value basis over the three-year term of the agreements. On March 19, 2008, the Corporation received $5,216,000 in connection with the termination of the three interest rate floor agreements. The contractual maturity of the floors was August 1, 2009. During the life of the floors, pre-tax gains of approximately $4,662,500 were deferred in accumulated other comprehensive income (AOCI) in accordance with cash flow hedge accounting rules established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining contractual term of the original contract. SFAS 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affects earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through August 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminate floors, then amounts in AOCI could be accelerated. The Corporation decided to terminate the interest rate floor agreements only after considering the impact of the transaction on its risk management objectives and after alternative strategies were in place to mitigate the adverse impact of falling interest rates on its net interest margin. At September 30, 2008, the remaining pre-tax gains are approximately $2.8 million.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under SFAS 133 and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swaps agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with SFAS 157), resulting in some volatility in earnings each period. As of September 30, 2008, the notional amount of customer-facing swaps is approximately $48,235,000. This amount is offset with third-party counterparties, as described above, in the same amount. As of September 30, 2008, the fair value of derivative assets in this program is approximately $767,000; the fair value of derivative liabilities is approximately $690,000.

OTHER INCOME

Total other income in the third quarter of 2008 was $1,628,000 or 15.0 percent lower than the same period of 2007.

Five items primarily account for the change:

1. In the third quarter 2008, an other than temporary impairment loss of $1,458,000 was recognized on Freddie Mac Preferred Stock.

2. The sale of a branch building and other real estate resulted in gains of $666,000 in the third quarter of 2007.

3. Earnings on bank-owned life insurance decreased $479,000 from the same period in 2007 due to the decline in the subprime and commercial paper markets.

4. Service Charges increased $327,000 from the same period in 2007 due to increased fees and activity.

5. Fees related to the new derivative product were $254,000 in the third quarter of 2008. This product was introduced in 2008.

Other income for the first nine months of 2008 was $337,000 or 1.1 percent lower than the same period in 2007.

Five items primarily account for the change:

1. In the third quarter 2008, an other than temporary impairment loss of $1,458,000 was recognized on Freddie Mac Preferred Stock.

2. Earnings on bank-owned life insurance decreased $602,000 from the same period in 2007 due to the decline in the subprime and commercial paper markets.

3. Fees related to the new derivative product were $620,000 through the first nine months of 2008. This product was introduced in 2008.

4. Insurance commissions increased $471,000 from the same period in 2007 due to the purchase of an insurance agency in April 2008.

5. Service Charges increased $441,000 from the same period in 2007 due to increased fees and activity.

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  continued
------------------------

OTHER EXPENSES

Total other expenses in the third quarter of 2008 were $2,113,000 or 8.5 percent higher than the same period in 2007.

Four items primarily account for the change:

1. Salary and employee benefit expenses were $747,000 higher than in the same period of 2007 due to staffing additions and normal annual increases.

2. Expenses related to other real estate owned and repossessed assets were $727,000 higher in 2008 than in the same period of 2007.

3. FDIC insurance increased $262,000 from the same period in 2007 due to a cumulative credit that was utilized in prior periods.

Total other expenses for the first nine months of 2008 were $2,857,000 or 3.7 percent higher than the same period in 2007.

Four items account for the majority of the change:

1. Salary and employee benefit expenses were $3,021,000 higher than in the same period of 2007 due to staffing additions and normal annual increases.

2. Expenses related to other real estate owned and repossessed assets were, $633,000 higher in 2008 than in the same period of 2007.

3. FDIC insurance increased $310,000 from the same period in 2007 due to a cumulative credit that was utilized in prior periods.

4. In the second quarter of 2007, the Corporation wrote off $1.8 million in unamortized underwriting fees associated with First Merchants Capital Trust I subordinated debentures.


INCOME TAXES

Income tax expense, for the nine months ended September 30, 2008, decreased by $201,000 from the same period in 2007. The effective tax rate was 28.5 and 27.2 percent for the 2008 and 2007 periods.

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

                           FIRST MERCHANTS CORPORATION
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

          None

Item 1.A. Risk Factors
----------------------

In addition to the risk factors previously disclosed in the Corporation's December 31, 2007 Annual Report on Form 10-K, the Corporation may suffer losses in is portfolio despite its underwriting practices. In connection with recent negative economic developments, many financial institutions, including the Corporation, have experienced unusual and significant declines in the performance of their loan porfolios, and the values of real estate collateral supporting many loans have declined. If the current trends in the housing and real esate markets continue, we expect that loan delinquencies and credit losses may increase. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans they make, loan quality deterioration could adversely affect the Corporation's results of operations and financial condition.


Item 2.   Unregistered Sales of Equity
          Securities and Use of Proceeds
---------------------------------------------------

          a.   None

          b.   None

          c.   Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended September 30, 2008, as follows(1):

                                                                                               MAXIMUM NUMBER (OR
                                                                    TOTAL NUMBER OF        APPROXIMATE DOLLAR VALUE)
                                                               SHARES PURCHASED AS PART     OF SHARES THAT MAY YET
                        TOTAL NUMBER OF     AVERAGE PRICE        OF PUBLICLY ANNOUNCED         BE PURCHASED UNDER
      PERIOD            SHARES PURCHASED    PAID PER SHARE        PLANS OR PROGRAMS(2)       THE PLANS OR PROGRAMS
      ------            ----------------    --------------    -------------------------    ------------------------
07/01/08 - 07/31/08               0             $    0                    0                     390,000
08/01/08 - 08/31/08               0                  0                    0                     390,000
09/01/08 - 09/30/08               0                  0                    0                     390,000



On December 4, 2007, the Corporation's Board authorized management to repurchase up to 500,000 shares of the Corporation's Common Stock. This authorization was publicly announced and expires December 31, 2008. There were 390,000 remaining shares that may yet be purchased pursuant to such authorizations as of September 30, 2008.



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

                           FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------------------------------

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                2.1             Agreement of Reorganization
                                and Merger between First
                                Merchants Corporation and
                                Lincoln Bancorp dated
                                September 2, 2008
                                (Incorporated by reference
                                to Registrant's Form 8-K
                                filed September 3, 2008).
                                Upon request, the Registrant
                                agrees to furnish
                                supplementally to the
                                Commission a copy of the
                                Disclosure Letters referenced
                                in the Agreement of
                                Reorganization and Merger.

                2.2             First Amendment of                   39
                                Reorganization and Merger
                                dated October 29, 2008

                3a              Bylaws of First Merchants            41
                                Corporation dated
                                October 28, 2008

                10              First Merchants Corporation          55
                                2007 Directors' Deferred
                                Compensation Plan (Effective
                                as of August 1, 2007)
                                (As Amended by First and
                                Second Amendments


                31.1            Certification of Chief               69
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               70
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           71
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


Date: November 5, 2008                  by /s/ Michael C. Rechin
     --------------------------            -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 5, 2008                  by /s/ Mark K. Hardwick
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

                          FIRST MERCHANTS CORPORATION

                                    FORM 10-Q

                               INDEX TO EXHIBITS

INDEX TO EXHIBITS

      (a)3.  Exhibits:

             Exhibit No.:       Description of Exhibit:      Form 10-Q Page No.:
             ------------       -------------------------    -------------------

                2.1             Agreement of Reorganization
                                and Merger between First
                                Merchants Corporation and
                                Lincoln Bancorp dated
                                September 2, 2008
                                (Incorporated by reference
                                to Registrant's Form 8-K
                                filed September 3, 2008).
                                Upon request, the Registrant
                                agrees to furnish
                                supplementally to the
                                Commission a copy of the
                                Disclosure Letters referenced
                                in the Agreement of
                                Reorganization and Merger.

                2.2             First Amendment of                   38
                                Reorganization and Merger
                                dated October 29, 2008

                3a              Bylaws of First Merchants            41
                                Corporation dated
                                October 28, 2008

                10              First Merchants Corporation          55
                                2007 Directors' Deferred
                                Compensation Plan (Effective
                                as of August 1, 2007)
                                (As Amended by First and
                                Second Amendments)


                31.1            Certification of Chief               69
                                Executive Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                31.2            Certification of Chief               70
                                Financial Officer Pursuant
                                to Section 302 of the
                                Sarbanes - Oxley Act of
                                2002

                32              Certifications Pursuant to           71
                                18 U.S.C. Section 1350, as
                                Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley
                                Act of 2002

                                  EXHIBIT-2.2

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                               FIRST AMENDMENT OF
                           REORGANIZATION AND MERGER


     THIS FIRST AMENDMENT TO AGREEMENT OF REORGANIZATION AND MERGER (the "First Amendment"), made as of the 29th day of October, 2008, is by and between FIRST MERCHANTS CORPORATION, an Indiana corporation ("First Merchants"), and LINCOLN BANCORP, an Indiana corporation ("Lincoln").

                                   WITNESSETH:

     WHEREAS, First Merchants and Lincoln are parties to an Agreement of Reorganization and Merger, dated September 2, 2008 (the "Agreement"); and

     WHEREAS, the parties now desire to amend the Agreement as herein provided;

     NOW, THEREFORE, in consideration of the premises, and the mutual promises herein contained, the parties agree that the Agreement shall be, and it hereby is, amended as follows:

                          PART I. AMENDATORY PROVISION

     All capitalized terms used, but not otherwise defined herein, shall have the meaning ascribed in the Agreement.

     1. Section 8.08(b). Section 8.08(b) of the Agreement is hereby amended by adding the following sentence at the end of the subsection:

          Notwithstanding the foregoing, the indemnity obligations contained herein shall be limited as required by Federal banking law and the obligations are invalid and unenforceable to the extent the obligations exceed such limitations.

                           PART II. CONTINUING EFFECT

     All other terms, conditions, representations, warranties and covenants contained in the Agreement shall remain unchanged and shall continue in full force and effect. Except as expressly herein provided, the Agreement and this First Amendment shall be interpreted, wherever possible, in a manner consistent with one another, but in the event of any irreconcilable inconsistency, this First Amendment shall control.

     This First Amendment may be signed in multiple counterparts, each of which (including a facsimile thereof) will be deemed an original, but all of which will constitute one and the same instrument.

        [THIS SPACE INTENTIONALLY LEFT BLANK. SIGNATURE PAGE TO FOLLOW.]

     IN WITNESS WHEREOF, First Merchants and Lincoln have caused this First Amendment to be executed effective as of the date first above written.


"FIRST MERCHANTS"                        FIRST MERCHANTS CORPORATION


                                         By:   /s/  Michael C. Rechin
                                               ---------------------------------
                                               Michael C. Rechin, President and
                                               Chief Executive Officer


"LINCOLN"                                LINCOLN BANCORP


                                         By:   /s/  Jerry R. Engle
                                               ---------------------------------
                                               Jerry R. Engle, President and
                                               Chief Executive Officer

     LINCOLN BANK, an Indiana state bank, and FIRST MERCHANTS BANK OF CENTRAL INDIANA, NATIONAL ASSOCIATION, a national banking association, hereby join in this First Amendment as required by Section 13.02(b) of the Agreement.


                                         LINCOLN BANK


                                         By:   /s/  Jerry R. Engle
                                               ---------------------------------
                                               Jerry R. Engle, President and
                                               Chief Executive Officer


                                         FIRST MERCHANTS BANK OF CENTRAL INDIANA


                                         By:   /s/  Michael L. Baker
                                               ---------------------------------
                                               Michael L. Baker, President and
                                               Chief Executive Officer

                                   EXHIBIT-3A

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                                   BYLAWS OF
                          FIRST MERCHANTS CORPORATION

     Following are the Bylaws of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law (hereinafter referred to as the "Act"), as most recently amended effective as of October 28, 2008:

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

                                    ARTICLE V

                               Board of Directors

     Section 1. Election, Number and Term of Office. The business and affairs of the Corporation shall be managed in accordance with the Act under the direction of a Board consisting of ten (10) Directors, to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. The number of Directors may be changed by amendment of this Section by a two-thirds (2/3) vote of the Board of Directors.

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

                                   EXHIBIT-10

                          FIRST MERCHANTS CORPORATION

                                   FORM 10-Q
                   2007 DIRECTORS' DEFERRED COMPENSATION PLAN
                        (Effective as of August 1, 2007)
                   (As Amended by First and Second Amendments)








                           FIRST MERCHANTS CORPORATION

                   2007 DIRECTORS' DEFERRED COMPENSATION PLAN

                        (Effective as of August 1, 2007)

                   (As Amended by First and Second Amendments)

                                    ARTICLE I

                                  INTRODUCTION

     Section 1.1 Purpose. The purpose of the First Merchants Corporation 2007 Directors' Deferred Compensation Plan (the "Plan") is to permit non-employee members of the Board of Directors (the "Board") of First Merchants Corporation (the "Company") and non-employee members of the board of directors of Affiliates who adopt the Plan with the Company's consent in accordance with Section 9.1, to elect to defer all or a portion of the fees payable to them for their services as board members. It is the intention of the Company and Affiliates that the Plan constitute a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code of 1986, as amended (the "Code").
Consequently, the Plan will be administered and its provisions interpreted consistently with that intention.

     Section 1.2 Effective Date: Plan Year. The "Effective Date" of the Plan is August 1, 2007. The "Plan Year" is the 12-month period beginning on each January 1 and ending on the next following December 31.

     Section 1.3 Administration. The Plan will be administered by the Compensation Committee of the Board (the "Committee"). The Committee, from time to time, may adopt any rules and procedures it deems necessary or desirable for the proper and efficient administration of the Plan that are consistent with the terms of the Plan. The Committee may also delegate day-to-day administration to individual employees of First Merchants Bank. Any notice or document required to be given or filed with the Committee will be properly given or filed if delivered to or mailed, by registered mail, postage paid, to the Compensation
Committee of the Board of Directors, First Merchants Corporation, 200 East Jackson, Muncie, Indiana 47308, Attention: Human Resource Department.

     Section 1.4 Affiliates. Any corporation or trade or business whose employees are treated as being employed by the Company under Code Sections 414(b), 414(c), 414(m) or 414(o) (an "Affiliate") may adopt the Plan with the Company's consent in accordance with Section 9.1.

     Section 1.5 Supplements. The provisions of the Plan may be modified by supplements to the Plan. The terms and provisions of each supplement are a part of the Plan and supersede any other provisions of the Plan to the extent necessary to eliminate any inconsistencies between the supplement and any other Plan provisions.

     Section 1.6 Definitions. The following terms are defined in the Plan in the following

Sections:
               Term                                                       Plan Section
               Acceleration Event                                            4.7
               Account                                                       3.3
               Affiliate                                                     1.4
               Board                                                         1.1
               Change in Control                                             4.5
               Code                                                          1.1
               Committee                                                     1.3
               Company                                                       1.1
               Director                                                      2.1
               Effective Date                                                1.2
               ERISA                                                         7.2

               Fees                                                          3.1
               Participant                                                   2.2
               Participant Deferral Contribution                             3.1
               Plan                                                          1.1
               Plan Year                                                     1.2
               Separation from Service                                       4.1(b)
               Total and Permanent Disability                                3.2(e)(ii)
               Trust                                                         7.2
               Unforeseeable Emergency                                       3.2(e)(i)

                                                    ARTICLE II

                                           ELIGIBILITY AND PARTICIPATION

     Section 2.1 Eligibility. Any duly elected and serving non-employee member of the Board or board of directors of an Affiliate that has adopted the Plan under Article IX ("Director") is eligible to become a Participant in the Plan as of the later of the Effective Date or the date the individual becomes a Director.

     Section 2.2 Deferral Election Form. A Director will become a "Participant" by completing a deferral election form pursuant to Article III. A Participant will cease to be an active Participant effective as of the earlier of the date the Plan is terminated or the date the Participant is no longer serving as a Director, so that he or she will not be entitled to make deferrals under Article III on or after that date.

                                   ARTICLE III

                          CONTRIBUTIONS AND ALLOCATIONS

     Section 3.1 Participant Deferral Contributions. Subject to the terms and limitations of this Article III, a Participant may elect, pursuant to Section 3.2, to have all or a portion of his Fees payable in any Plan Year withheld by the Company and credited as a "Participant Deferral Contribution" under the Plan. The term "contribution" is used for ease of reference; however, contributions are merely credits to each Participant's Account, which is a bookkeeping account. The term "Fees," for purposes of the Plan, means the fees payable by the Company or an Affiliate to the Participant for the Participant's services as a Director, including retainer fees for attendance at regularly scheduled meetings, special meetings called from time to time, and fees for attendance at any and all meetings of committees of the applicable board of directors. Fees may be paid in the form of cash ("Cash Fees") and in the form of shares of restricted stock ("Stock Fees").

     Section 3.2 Deferral Elections. Participant Deferral Contributions will be withheld from a Participant's Fees in accordance with the following terms and conditions.

     (a) Requirement for Deferral Elections. As a condition to the Company's or an Affiliate's obligation to withhold and the Committee's obligation to credit Participant Deferral Contributions for the benefit of a Participant pursuant to Section 3.1, the Participant must complete and file a deferral election form with the Committee (in a format prescribed by the Committee).

     (b) Timing of Execution and Delivery of Elections. To be effective to defer any portion of a Participant's Fees, a deferral election form must be filed with the Committee on or prior to the last day of the calendar year preceding the initial Plan Year in which the services giving rise to the Fees are performed. This Fee deferral election will remain effective for all fixture years unless the Participant files a new Fee deferral election, terminating or amending the Participant's Fee deferral election. For example, to defer Fees payable with respect to director services performed during the 2008 and subsequent Plan Years, an election must be filed on or before December 31, 2007. This deferral election will apply in the 2008 Plan Year and all subsequent Plan Years until terminated or amended with respect to a future Plan Year.

     (c) Initial Eligibility. In the case of the first Plan Year in which an individual becomes eligible to participate, the deferral election form may be filed at any time within 30 days of the date the individual first becomes eligible to participate (rather than the date specified under subsection 3.2(b)). This initial election will only apply to Fees paid for services performed after the filing of the deferral election form. This special initial eligibility election rule will not apply if the Director is or has been a participant in a deferred compensation arrangement required to be aggregated with this Plan under the rules of Code Section 409A.

     (d) Change of Deferral Elections. Subject to the provisions of subsection 3.2(e), as of December 31 of each year, a deferral election made for Fees payable in a subsequent Plan Year will remain in effect for the Plan Year and all future Plan Years, unless and until the election is revoked or a new election filed, effective solely for future Plan Years. The revocation or new election must be filed in accordance with the requirements of subsection 3.2(b). No deferral election may be changed for Fees payable for a Plan Year after the last day of the election period4escribed in subsection 3.2(b). For example, any election in place for 2008 Fees may not be changed after December 31,2007, however, in December 2009 the Participant may submit a new deferral election that terminates or changes the amount of the deferral for the year 2010.

     (e)  Cancellation of Elections.

          (i) Unforeseeable Emergency. The Committee, in its sole discretion, may cancel a Participant's election to defer Fees if the
               Committee determines the Participant has suffered an "Unforeseeable Emergency" or has taken a hardship distribution pursuant to Treasury Regulation 1.401(k)-1(d)(3) from a plan qualified under Code Section 401(k). The cancellation will apply to the period after the Committee's determination. The Participant must submit a signed statement of the facts causing the severe financial hardship and any other information required by the Committee, in its sole discretion. "Unforeseeable Emergency" means a severe financial hardship of the Participant resulting from an illness or accident of the Participant, the Participant's spouse, the Participant's beneficiary, or the
               Participant's dependent (as defined in Code Section 152(a), without regard to Code Sections 152(b)(1), (b)(2) and (d)(1)(B)); loss of the Participant's property due to casualty (including the need to rebuild a home following damage to a home not otherwise covered by insurance, for example, not as a result of a natural disaster); imminent foreclosure of or eviction from the Participant's primary residence; the need to pay for medical expenses, including nonrefundable deductibles,, as well as for the costs of prescription drug medication; the need to pay for the funeral expenses of a spouse or a dependent (as defined in Code Section 152(a)) or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant.

          (ii) Total and Permanent Disability. The Committee in its sole discretion, may also cancel a Participant's election to defer fees if the Committee determines that the Participant has incurred a "Total and Permanent Disability." The determination of Total and Permanent Disability will be made by a physician approved by the Committee. Any cancellation will apply to the period after the Committee's determination. A "Total and Permanent Disability" is a medically determinable physical or mental impairment resulting in the Participant's inability to perform the duties of his or her position or any substantially similar position, where such impairment can be expected to result in death or can be expected to last for a continuous period of not less than six months.

     Section 3.3 Plan Account. The Committee will establish and maintain an "Account" under the Plan for each Participant and will increase and decrease a Participant's Account as provided in Section 3.5.

     Section 3.4 Investment Credits. A Participant's Account will be increased to reflect the increase in the value of the Account established for the Participant. The amount of earnings credited on deferred Cash Fees will be determined as if the deferred Cash Fees were invested in the greater of the Fed Funds Rate or the Five-Year Treasury Interest Rate determined as of the first business day of each quarter of the calendar year, but not to exceed 120 percent of the Applicable Long Term Federal rate for monthly compounding. The amount of earnings credited on deferred Stock Fees will be equal to dividends paid on an equivalent number of shares of common stock of the Company for the period of time that the Stock Fees are deferred. In the event any Participant is entitled to a distribution of the Account under Article IV, the increase in the value of the Account will be allocated as of the last day of the quarter immediately preceding the quarter in which the payment to the Participant will be made.

     Section  3.5  Account  Allocations.   As  of  each  accounting  date,  each
Participant's Account will be:

          (i) Increased by the amount credited to the Account under Section 3.1 since the last accounting;

          (ii) Increased by the amount determined under Section 3.4 since the last accounting; and

          (iii) Decreased by any payment made under Article IV.

The accounting date under this Section will be any date determined by the Committee. However, the accounting required under this Section must be made, at a minimum, as of the last day of each Plan Year.

                                   ARTICLE IV

                                BENEFIT PAYMENTS

     Section 4.1 Time of Payment of Benefits. Except as provided in Sections 4.5 through 4.7, a Participant will receive or will begin to receive payment of his Account balance (as determined under Article III) within 90 days following the date specified for payment or the commencement of payment effectively elected by the Participant, as provided in subsection 4.1(a).

     (a) Timing of Execution and Delivery of Election. A Participant may elect the date or dates his Account balance will be paid or will begin to be paid by completing and filing with the Committee a payment election form approved by the Committee. To be effective, the election under this Section must be filed with the Committee no later than the later of: (i) the time the Participant is first eligible to make a deferral election under this Plan (or under any other plan required to be aggregated with this Plan pursuant to the requirements of Code Section
          409A); or (ii) December 31, 2007. If no date is specified, payment will be made or commenced within 90 days following the Participant's Separation from Service.

     (b) Separation from Service. "Separation from Service" means the date on which the Participant ceases to be a Director.

     (c) Change of Payment Election. An election as to the date payment will be made or commenced may be changed by a Participant by filing a new payment election form with the Committee; provided, however, that: (i) the new election will not take effect until at least 12 months after the date the new election is filed, (ii) the single lump sum payment or the commencement of installment payments will be delayed for a period of not less than five years from the date the payment or first payment would otherwise have been made, and (iii) the new election is filed with the Committee at least 12 months prior to the date of the first scheduled payment under the Plan.

     Section 4.2 Method of Payment. Except as provided in Sections 4.5 through 4.7, a Participant may elect, in accordance with Section 4.3, to have the balance of his or deferred Cash Fees distributed in cash in:

     (a)  A single lump sum payment; or

     (b)  Annual installment payments over a period of 2 to 5 years.

All deferred Stock Fees will be paid in a single lump sum.

     Section 4.3 Method of Payment Elections.

     (a) Initial Election. A Participant may elect the manner in which his Account balance will be paid to him under Section 4.2 in accordance with the terms and conditions of this Section. To make an election, a Participant must file an election with the Committee (on a form or forms prescribed by the Committee). To be effective, the election under this Section must be filed with the Committee no later than the later of: (i) the time the Participant first makes a deferral election under the Plan; or (ii) December 31, 2007. If no election is made or if the election is not timely or properly made, distribution will be made in the form of a single lump sum payment.

     (b) Change of Method of Payment Election. An election as to the manner of payment may not be changed after the payment has been made or payments have commenced. Prior to that time, a Participant may change his election by filing a new election form with the Committee; provided, however, that: (i) the new election will not take effect until at least 12 months after the date the new election is filed; (ii) the single lump sum payment or the commencement of installment payments with respect to which such election is made must be deferred for a period of not less than five years from the date such payment would otherwise have been made; and (iii) the new election is filed at least 12 months prior to the date of the first scheduled payment under the Plan.

     (c) Installments. If installment distributions are elected, the initial annual installment amount will be the deferred Cash Fees otherwise payable in a single sum multiplied by a fraction, the numerator of which is one and the denominator of which is the total number of installment distributions. Subsequent annual installments will also be a fraction of the unpaid deferred Cash Fees, the numerator of which is always one but the denominator of which is the denominator used in calculating the previous installment minus one. For example, if five annual installment payments are elected, the initial installment will be one-fifth of the vested deferred Cash Fees, the second installment will be one-fourth of the remaining deferred Cash Fees and the third installment will be one-third of the remaining deferred Cash Fees, and so on.

     Section 4.4 Vesting. A Participant will be fully "vested" in his deferred Cash Fees at all times. A Participant will be "vested" in his Stock Fees in accordance with Sections 3.04 and 3.05 of the First Merchants Corporation Equity Compensation Plan for Non-Employee Directors.

     Section 4.5 Change in Control. In the event a Change in Control occurs, the Participant's Account will be distributed no later than 90 days following such determination, in a single lump sum payment. A "Change in Control" means any of the following:

     (a) A change in the ownership of the Company occurs on the date that any person, or group of persons, as defined below, acquires ownership of stock of the Company that, together with stock held by the person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of the Company. However, if any person or group is considered to own more than 50 percent of the total fair market value or total voting power of the stock, the acquisition of additional stock by the same person or group is not considered to cause a change in the ownership of the Company (or to cause a change in the effective control of the Company as defined in subsection 4.5(b)). An increase in the percentage of stock owned by any person or group, as a result of a transaction in which the Company acquires its stock in exchange for property will be treated as an acquisition of stock for purposes of this subsection. This subsection only applies when there is a transfer of stock of the Company (or issuance of stock of a corporation) and stock in the Company remains outstanding after the transaction.

               For purposes of this subsection and subsection 4.5(b), persons will not be considered to be acting as a group solely because they purchase or own stock of the Company at the same time, or as a result of the same public offering. However, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock or similar business transaction with the Company. If a person, including an entity, owns stock in both corporations that enter into a merger, consolidation, purchase or acquisition of stock or similar transaction, such shareholder is considered to be acting as a group with other shareholders only with respect to the ownership in that corporation before the transaction giving rise to the change and not with respect to the ownership interest in the other corporation.

     (b) Change in the Effective Control. A change in the effective control of the Company will occur when: (i) any person or group acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition by such person(s), ownership of stock of the Company possessing 30 percent or more of the total voting power; or
          (ii) a majority of members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors prior to the date of the appointment or election. However, if any person or group is considered to effectively control the Company, the acquisition of additional control of the Company by the same person(s) is not considered to cause a change in the effective control.

     (c) Change in the Ownership of a Substantial Portion of the Company's Assets. A change in the ownership of a substantial portion of the Company's assets occurs on the date that any person or group acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition by such person(s), assets from the Company that have a total gross fair market value equal to or more than 40 percent bf the total gross fair market value of all of the assets of the Company immediately prior to such acquisition(s). Gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

               However, there is no Change in Control under this subsection when there is a transfer to an entity that is controlled by the shareholders of the Company immediately after the transfer. A transfer of assets by the Company is not treated as a change in the ownership of such assets if the assets are transferred to: (i) a shareholder of the Company (immediately before the asset transfer) in exchange for or with respect to its stock; (ii) an entity, 50 percent or more of the total value or voting power of which is owned, directly or indirectly, by the Company; (iii) a person, or group of persons, that owns, directly or indirectly, 50 percent or more of the total value or voting power of all the outstanding stock of the Company or (iv) an entity, at least 50 percent of the total value or voting power of which is owned, directly or indirectly, by a person described in
          (iii), For purposes of this subsection, except as otherwise provided, a person's status is determined immediately after the transfer of the assets. For example, a transfer to a corporation in which the Company has no ownership interest before the transaction, but which is a majority-owned subsidiary of the Company after the transaction, is not treated as a change in the ownership of the assets of the Company.

               For purposes of this subsection, persons will not be considered to be acting as a group solely because they purchase assets of the Company at the same time. However, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of assets, or similar business transaction with the Company. If a person, including an entity shareholder, owns stock in both corporations that enter into a merger, consolidation, purchase or acquisition of assets, or similar transaction, such shareholder is considered to be acting as a group with other shareholders in a corporation only to the extent of the ownership in that corporation before the transaction giving rise to the change and not with respect to the ownership interest in the other corporation.

               Notwithstanding the foregoing, the acquisition of common stock of the Company by any retirement plan sponsored by the Company or an Affiliate will not constitute a Change in Control.

     Section 4.6 Unforeseeable Emergency. In the event the Committee determines in its sole discretion that a Participant has experienced an Unforeseeable Emergency, all or a portion of a Participant's Account may be distributed no later than 90 days following such determination, in a single lump sum payment. The Participant must submit a signed statement of the facts causing the severe financial hardship and any other information required by the Committee, in its sole discretion. Payment under this Section is subject to the following conditions:

     (a) The emergency must not be able to be relieved through reimbursement or compensation from insurance or otherwise, by liquidation of the Participant's assets, to the extent liquidation of such assets would not cause severe financial hardship, or by cessation of deferrals under this Plan.

     (b) The amount of the distribution must be limited to the amount reasonably necessary to satisfy the emergency need (which may include amounts necessary to pay any Federal, state or local income taxes or penalties reasonably anticipated to result from the distribution) and must take into account any additional compensation available due to cancellation of a deferral election under subsection 3.2(e).

     Section 4.7 Acceleration of Time of Payment. Except as provided in Sections 4.5, 4.6 or this Section, the time or schedule of payment of a Participant's Account provided in Sections 4.1 through 4.4 may not be accelerated. The time or schedule of payment of a Participant's Account may be accelerated in the following circumstances, each of which is an "Acceleration Event," to a time that is no later than 90 days following the Committee's determination that one of the Acceleration Events has occurred:

     (a) Domestic Relations Order. The time or schedule of a payment from a Participant's Account may be accelerated to make a payment to an individual other than the Participant as may be necessary to fulfill a domestic relations order (as defined in Code Section 414(p)(1)(B)).

     (b) Conflicts of Interest. The time or schedule of a payment from a Participant's Account may be accelerated to the extent reasonably necessary to avoid the violation of an applicable Federal, state, local or foreign ethics law or conflicts of interest law (including where such payment is reasonably necessary to permit the service provider to participate in activities in the normal course of his or her position in which the service provider would otherwise not be able to participate under an applicable rule). A payment is reasonably necessary to avoid the violation of Federal, state, local or foreign ethics laws or conflicts of interest law if the payment is a necessary part of a course of action that results in compliance with a Federal, state, local or foreign ethics law or conflicts of interest law that would be violated absent such course of action, regardless of whether other actions would also result in compliance with the Federal, state, local or foreign ethics law or conflicts of interest law.

     (c) Income Inclusion Under Code Section 409A. The time or schedule of a payment from a Participant's Account may be accelerated to pay the income tax, interest and penalties imposed if the Plan fails to meet the requirements of Code Section 409A and related regulations; provided, however, such payment will not exceed the amount required to be included in income as a result of the failure to comply with the requirements of Code Section 409A and related regulations.

     (d) Plan Termination. The time or schedule of payment or commencement of payments from a Participant's Account may be accelerated when the Plan is terminated in accordance with one of the following:

          (i) The Company terminates the Plan within 12 months of a corporate dissolution taxed under Code Section 331, or with the approval of a bankruptcy court pursuant to 11 U.S.C. Section 503(b)(l)(A), provided that the amounts deferred under the Plan are included in the Participants' gross incomes in the latest of the following years (or, if earlier, the taxable year in which the amount is constructively received).

               (A)  The  calendar  year  in  which  the  Plan   termination  and
                    liquidation occurs;

               (B) The first calendar year in which the amount is no longer subject to a substantial risk of forfeiture; or

               (C)  The   first   calendar   year  in  which  the   payment   is
                    administratively practicable.

          (ii) The Company's irrevocable action to terminate and liquidate the Plan within the 30 days preceding or the 12 months following a change in control as defined in Treasury Regulation 1.409A-3(i)(5). For purposes of this subsection 4.7(e)(ii), the Plan may be terminated only if all agreements, methods, programs, and other arrangements sponsored by the Company and all participating Affiliates immediately after the time of the change in control with respect to which deferrals of compensation are treated as having been deferred under a single plan under Treasury Regulation 1 .409A-1(c)(2) are terminated and liquidated with respect to each Participant that experienced the change in control, so that under the terms of the termination and liquidation all such Participants are required to receive all amounts of compensation deferred under the Plan and other arrangements within 12 months of the date the Company irrevocably takes all necessary action to terminate and liquidate the Plan and other arrangements.

          (iii) The Company's termination and liquidation of the Plan, provided that:

               (A) The termination and liquidation does not occur proximate to a downturn in the financial health of the Company;

               (B) The Company terminates and liquidates all agreements, programs, and other arrangements that would be aggregated under Treasury Regulation Section 1.409A-1(c) if the Participant had deferrals of compensation under all of the agreements, methods, programs, and other arrangements that are terminated and liquidated;

               (C) No payments in liquidation of the Plan are made within 12 months of the date the Company takes all necessary action to irrevocably terminate and liquidate the plan other than payments that would be payable under the terms of the Plan if the action to terminate and liquidate the Plan had not occurred;

               (D) All payments are made within 24 months of the date the Company takes all necessary action to irrevocably terminate and liquidate the Plan; and

               (E) The Company does not adopt a new plan or arrangement that would be aggregated with any terminated and liquidated plan or arrangement under Treasury Regulation Section 1.409A-1(c) if the same Participant participated in both plans or arrangements, at any time within three years following the date the Company takes all necessary action to irrevocably terminate and liquidate the Plan.

          (iv) Such other events and conditions as the Internal Revenue Service may prescribe in generally applicable guidance published in the Internal Revenue Bulletin.

     NOTE: Article IV, Benefit Payments, is amended, in accordance with the transitional relief provided under Section 3.02 of IRS Notice 2007-86, to provide (notwithstanding any contrary provisions of Sections 4.1, 4.3 or 4.7) that a Participant may elect, on or before December 31, 2008, to change the time or method of payment previously elected by such Participant and/or to accelerate the time of payment previously elected, with respect to all or part of the Participant's Account balance under the Plan; however, any such election shall apply only to amounts that would not otherwise be payable in 2008 and shall not cause an amount to be paid in 2008 that would not otherwise be payable in 2008

                                    ARTICLE V

                               PLAN ADMINISTRATION


     Section 5.1 Appointment of the Committee. The Committee, or a duly authorized officer or officers of the Company empowered by the Committee to act on its behalf, will be responsible for administering the Plan, and the Committee will be charged with the full power and the responsibility for administering the Plan in all its details.

     Section 5.2 Powers and Responsibilities of the Committee.

     (a) Committee Powers. The Committee will have all powers necessary to administer the Plan, including the power to construe and interpret the Plan documents; to decide all questions relating to an individual's eligibility to participate in the Plan; to determine the amount, manner and timing of any distribution of benefits or withdrawal under the Plan; to resolve any claim for benefits in accordance with Article VI, and to appoint or employ advisors, including legal counsel, to render advice with respect to any of the Committee's responsibilities under the Plan. Any construction, interpretation, or application of the Plan by the Committee will be final, conclusive and binding.

     (b) Records and Reports. The Committee will be responsible for maintaining sufficient records to determine each Participant's eligibility to participate in the Plan, and for purposes of determining the amount of contributions that may be made on behalf of the Participant under the Plan.

     (c) Rules and Decisions. The Committee may adopt such rules as it deems necessary, desirable, or appropriate in the administration of the
          Plan.  All  rules  and  decisions  of the  Committee  will be  applied uniformly and consistently to all Participants in similar circumstances. When making a determination or calculation, the Committee will be entitled to rely upon information furnished by a Participant or beneficiary, the Company or the legal counsel of the Company.

     (d) Application for Benefits. The Committee may require a Participant or beneficiary to complete and file with it an application for a benefit, and to furnish all pertinent information requested by it. The Committee may rely upon all such information so furnished to it, including the Participant's or beneficiary's current mailing address.

     (e) Delegation. The Committee may authorize one or more officers of the Company to perform administrative responsibilities on its behalf under the Plan, Any such duly authorized officer will have all powers necessary to carry out the administrative duties delegated to such officer by the Committee.

     Section 5.3 Liabilities. The individual members of the Committee will be indemnified and held harmless by the Company with respect to any alleged breach of responsibilities performed or to be performed hereunder.

                                   ARTICLE VI

                                 BENEFIT CLAIMS

     While a Participant or beneficiary need not file a claim to receive his benefit under the Plan, if he wishes to do so, a claim must be made in writing and filed with the Committee. If a claim is denied, the Committee will furnish the claimant with written notice of its decision. A claimant may request a review of the denial of a claim for benefits by filing a written request with the Committee. The Committee will afford the claimant a full and fair review of such request.

                                   ARTICLE VII

                              FUNDING AND TRANSFERS

     Section 7.1 Unfunded Status. The Plan will be maintained in such a fashion that at all times for purposes of the Code it will be unfunded and will constitute a mere promise by the Company to make Plan benefit payments in the future. Any and all rights created under this Plan will be unsecured contractual rights against the Company.

     Section 7.2 Trust.  Notwithstanding  the  provisions  of Section  7.1,  the
Committee may, in its discretion, satisfy all or any part of the Company's obligations under the Plan from a trust established by the Company in connection with the Plan ("Trust") or from an insurance contract, annuity or similar vehicle owned by the Company or by setting aside and investing amounts deferred under the Plan as an asset of the Company. Any such Trust or other vehicle will constitute solely a means to assist the Company in meeting its promised obligations under the Plan and will not constitute a funded account within the meaning of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or the Code, nor will it create a security interest for the benefit of any Participant or beneficiary. Any Trust created hereunder will conform in substantially all respects to the terms of the Model Trust, as described in Revenue Procedure 92-64.

                                  ARTICLE VIII

                      AMENDMENT AND TERMINATION OF THE PLAN

     Section 8.1 Amendment of the Plan. The Company may amend the Plan at any time in its sole discretion. Notwithstanding the foregoing, the Company may not amend the Plan to reduce a Participant's Account balance as determined on the day preceding the effective date of the amendment.

     Section 8.2 Termination of the Plan. The Company may terminate the Plan at any time in its sole discretion. Absent an amendment to the contrary, Plan benefits that had accrued prior to the termination will be paid at the times and in the manner provided for by the Plan at the time of the termination.

                                   ARTICLE IX

                           PARTICIPATION BY AFFILIATES

     Section 9.1 Affiliate Participation. Any Affiliate may adopt the Plan and become a participating Company under the Plan by filing with the Committee:

     (a) A certified copy of a resolution of its board of directors to that effect; and
     (b) A written document signed by an authorized officer of the Company which indicates the consent of the Company to that action.

     Notwithstanding any provision herein to the contrary, First Merchants Bank, N.A., First Merchants Bank of Central Indiana, N.A., First Merchants Trust Company, N.A., Commerce National Bank and Lafayette Bank and Trust, N.A., shall automatically be participating Affiliates as of the Effective Date.

     Section 9.2 Company Action Binding on Other Employers. As long as the Company is the sponsor of the Plan, it is empowered to act for any other participating Affiliate in all matters relating to the Plan or the Committee.

                                    ARTICLE X

                                  MISCELLANEOUS

     Section 10.1 Governing Law. The Plan shall be construed, regulated and administered according to the laws of the State of Indiana, without reference to that state's choice of law principles, except in those areas preempted by the laws of the United States of America in which case the federal laws will control.

     Section 10.2 Headings and Gender. The headings and subheadings in the Plan have been inserted for convenience of reference only and will not affect the construction of the Plan provisions. In any necessary construction, the masculine will include the feminine and the singular the plural, and vice versa.

     Section 10.3 Withholding of Taxes. The Company will withhold from any amount payable under this Plan all federal, state, city and local taxes as legally required.

     Section 10.4 Spendthrift Clause. No benefit or interest available under the Plan will be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of a Participant or a Participant's beneficiary, either voluntarily or involuntarily.

     Section 10.5 Counterparts. This Plan may be executed in any number of counterparts, each one constituting but one and the same instrument, and may be sufficiently evidenced by any one counterpart.

     Section 10.6 No Enlargement of Rights. Nothing contained in the Plan may be construed as a contract of employment between the Company and any person, nor may the Plan be deemed to give any person the right to be retained as a director or limit the right of the Company to dismiss a director.

     Section 10.7 Limitations on Liability. Notwithstanding any other provision of the Plan, neither the Company nor any individual acting as an employee or agent of the Company will be liable to a Participant or any beneficiary for any claim, loss, liability or expense incurred in connection with the Plan, except when the same has been judicially determined to be due to the gross negligence or willful misconduct of that person.

     Section 10.8 Incapacity of Participant or Beneficiary. If any person entitled to receive a distribution under the Plan is physically or mentally incapable of personally receiving and giving a valid receipt for any payment due (unless a prior claim for the distribution has been made by a duly qualified guardian or other legal representative), then, unless and until a claim for the distribution has been made by a duly appointed guardian or other legal representative of the person, the Committee may provide for the distribution to be made to any other individual or institution then contributing toward or providing for the care and maintenance of the person. Any payment made for the benefit of the person under this Section will be a payment for the account of such person and a complete discharge of any liability of the Company and the Plan.

     Section 10.9 Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person relying on the evidence considers pertinent and reliable, and signed, made or presented by the proper party or parties.

     Section 10.10 Action by Company. Any action required of or permitted by the Company under the Plan will be by resolution of the Board, by the Compensation Committee of the Board, or by a person or persons authorized by resolution of the Compensation Committee or the Board.

     Section 10.11 Severability. In the event any provisions of the Plan are held to be illegal or invalid for any reason, the illegality or invalidity will not affect the remaining parts of the Plan, and the Plan will be construed and endorsed as if the illegal or invalid provisions had never been contained in the Plan.

     Section 10.12 Information to be Furnished by a Participant. A Participant, or any other person entitled to benefits under the Plan, must furnish the Committee with any and all documents, evidence, data or other information the Committee considers necessary or desirable for the purpose of administering the Plan. Benefit payments under the Plan are conditioned on a Participant (or other person who is entitled to benefits) furnishing full, true and complete data, evidence or other information to the Committee, and on the prompt execution of any document reasonably related to the administration of the Plan requested by the Committee.

     Section 10.13 Binding on Successors. The Plan will be binding upon and inure to the benefit of the Company and its successors and assigns, and the successors, assigns, designees and estates of a Participant. The Plan will also be binding upon and inure to the benefit of any successor organization succeeding to substantially all of the assets and business of the Company, but nothing in the Plan will preclude the Company from merging or consolidating into or with, or transferring all or substantially all of its assets to, another organization which assumes the Plan and all obligations of the Company hereunder. The Company agrees that it will make appropriate provision for the preservation of a Participant's rights under the Plan in any agreement or plan which it may enter into to effect any merger, consolidation, reorganization or transfer of assets. Upon such a merger, consolidation, reorganization, or transfer of assets and assumption of Plan obligations of the Company, the term "Company" will refer to such other organization and the Plan will continue in full force and effect.

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

Date: November 5, 2008                  by /s/ Michael C. Rechin
                                           -------------------------------------
                                           Michael C. Rechin
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: November 5, 2008              by: /s/ Mark K. Hardwick
                                        ----------------------------------------
                                        Mark K. Hardwick
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 5, 2008                  by /s/ Michael C. Rechin
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



In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 5, 2008                  by /s/ Mark K. Hardwick
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