Form 10-K
period 2008-12-31
FIRST MERCHANTS CORP
filed 2009-03-16
CIK 712534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         _______________________________


                                    FORM 10-K


                                   [Mark One]

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer," and "smaller reporting company". Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer[X] Non-accelerated filer[ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $330,723,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008).

As of February 27, 2009 there were 21,178,488 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                              Part of Form 10-K into which incorporated
Portions of the Registrant's               Part III (Items 10 through 14)
Definitive Proxy Statement for
Annual Meeting of Shareholders to
be held May 6, 2009

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
Five-Year Summary of Selected Financial Data                                                                  3

Statement Regarding Forward-Looking Statements                                                                4

PART I
         Item 1.           Business                                                                           5
         Item 1A.          Risk Factors                                                                      23
         Item 1B.          Unresolved Staff Comments                                                         27
         Item 2.           Properties                                                                        28
         Item 3.           Legal Proceedings                                                                 28
         Item 4.           Submission of Matters to a Vote of Security Holders                               28
                           Supplemental Information - Executive Officers of the Registrant                   29

PART II
         Item 5.           Market for Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchases of Equity Securities                                 30
         Item 6.           Selected Financial Data                                                           32
         Item 7.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                         33
         Item 7A.          Quantitative and Qualitative Disclosure about Market Risk                         44
         Item 8.           Financial Statements and Supplementary Data                                       45
         Item 9.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                                          82
         Item 9A.          Controls and Procedures                                                           82
         Item 9B.          Other Information                                                                 83

PART III
         Item 10.          Directors, Executive Officers and Corporate Governance                            84
         Item 11.          Executive Compensation                                                            84
         Item 12.          Security Ownership of Certain Beneficial Owners and Management
                           and Related Stockholder Matters                                                   84
         Item 13.          Certain Relationships and Related Transactions                                    84
         Item 14.          Principal Accountant Fees and Services                                            84

PART IV
         Item 15.          Exhibits and Financial Statement Schedules                                        85


FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

==================================================================================================================================
(Dollars in Thousands, except share data)                      2008           2007           2006           2005           2004
==================================================================================================================================
Operations
Net Interest Income
     Fully Taxable Equivalent (FTE) Basis ..............   $  133,083     $  117,247     $  114,076     $  114,907     $  108,986
Less Tax Equivalent Adjustment .........................        3,699          4,127          3,981          3,778          3,597
                                                           ----------     ----------     ----------     ----------     ----------
Net Interest Income ....................................      129,384        113,120        110,095        111,129        105,389
Provision for Loan Losses ..............................       28,238          8,507          6,258          8,354          5,705
                                                           ----------     ----------     ----------     ----------     ----------
Net Interest Income
     After Provision for Loan Losses ...................      101,146        104,613        103,837        102,775         99,684
Total Other Income .....................................       36,367         40,551         34,613         34,717         34,554
Total Other Expenses ...................................      108,792        102,182         93,057         93,957         91,642
                                                           ----------     ----------     ----------     ----------     ----------
     Income Before Income Tax Expense ..................       28,721         42,982         42,393         43,535         42,596
Income Tax Expense .....................................        8,083         11,343         12,195         13,296         13,185
                                                           ----------     ----------     ----------     ----------     ----------
Net Income .............................................   $   20,638     $   31,639     $   30,198     $   30,239     $   29,411
                                                           ==========     ==========     ==========     ==========     ==========
Per Share Data (1)
Basic Net Income .......................................   $     1.14     $     1.73     $     1.64     $     1.64     $     1.59
Diluted Net Income .....................................         1.14           1.73           1.64           1.63           1.58
Cash Dividends Paid ....................................          .92            .92            .92            .92            .92
December 31 Book Value .................................        18.69          18.88          17.75          17.02          16.93
December 31 Market Value (Bid Price) ...................        22.21          27.84          27.19          26.00          28.30

Average Balances (2)
Total Assets ...........................................   $3,811,166     $3,639,772     $3,371,386     $3,179,464     $3,109,104
Total Loans (3) ........................................    3,002,628      2,794,824      2,569,847      2,434,134      2,369,017
Total Deposits .........................................    2,902,902      2,752,443      2,568,070      2,418,752      2,365,306
Securities Sold Under Repurchase Agreements
     (long-term portion) ...............................       34,250         23,813                                          181
Total Federal Home Loan Bank Advances ..................      237,791        259,463        234,629        227,311        225,375
Total Subordinated Debentures, Revolving
      Credit Lines and Term Loans ......................      107,752        104,680         99,456        106,811         96,230
Total Stockholders' Equity .............................      349,594        330,786        319,519        315,525        310,004

Year-end Balances (2)
Total Assets ...........................................   $4,784,155     $3,782,087     $3,554,870     $3,237,079     $3,191,668
Total Loans (3) ........................................    3,726,247      2,880,578      2,698,014      2,462,337      2,431,418
Total Deposits .........................................    3,718,811      2,884,121      2,750,538      2,382,576      2,408,150
Securities Sold Under Repurchase Agreements
      (long-term portion) ..............................       34,250         34,250                                          320
Total Federal Home Loan Bank Advances ..................      360,217        294,101        242,408        247,865        223,663
Total Subordinated Debentures, Revolving
      Credit Lines and Term Loans ......................      135,826        115,826         83,956        103,956         97,206
Total Stockholders' Equity .............................      395,903        339,936        327,325        313,396        314,603

Financial Ratios
Return on Average Assets ...............................          .54%           .87%           .90%           .95%           .95%
Return on Average Stockholders' Equity .................         5.90           9.56           9.45           9.58           9.49
Average Earning Assets to Total Assets (2) .............        72.39          90.15          91.15          90.93          90.28
Allowance for Loan Losses as % of Total Loans ..........         1.33            .98            .99           1.02            .93
Dividend Payout Ratio ..................................        80.70          53.18          56.10          56.44          58.23
Average Stockholders' Equity to Average Assets .........         9.17           9.09           9.48           9.92           9.97
Tax Equivalent Yield on Earning Assets    ..............         6.44           7.10           6.92           6.26           5.72
Cost of Supporting Liabilities .........................         2.60           3.55           3.21           2.29           1.84
Net Interest Margin on Earning Assets ..................         3.84           3.55           3.71           3.97           3.88

(1)  Restated for all stock dividends and stock splits.
(2)  On  December  31,  2008,  the  corporation  acquired  100  percent  of  the outstanding stock of Lincoln Bancorp,  the holding company of Lincoln Bank, which is located in Plainfield,  Indiana. Lincoln Bank is a state chartered bank with branches in central Indiana.  Lincoln Bancorp was merged into the
     Corporation and Lincoln Bank maintained its bank charter as a subsidiary of the Corporation.  The Corporation issued approximately  3,040,415 shares of its  common  stock at a cost of $19.78  per share and  approximately  $16.8
     million  in  cash  to  complete  the  transaction.   As  a  result  of  the
     acquisition,  the  Corporation  has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition  price of $77,290,000,  including  investments of $122,093,000;
     loans of $628,277,000,  premises and equipment of $15,624,000; other assets of $86,091,000; deposits of $655,370,000; other liabilities of $136,280,000
     and  goodwill  of  $19,813,000.   Additionally,  core  deposit  intangibles
     totaling  $12,461,000 were recognized and will be amortized over ten years.
     The  combination was accounted for under the purchase method of accounting.
     All  assets  and  liabilities  were  recorded  at their  fair  values as of
     December 31, 2008. The purchase accounting  adjustments are being amortized over the life of the respective asset or liability.
(3)  Includes loans held for sale.

FORWARD-LOOKING STATEMENTS

First Merchants Corporation (the "Corporation") from time to time includes forward-looking statements in its oral and written communication. The
Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, such as Form 10-K and Form 10-Q, in other written materials and oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "believe", "continue", "pattern", "estimate", "project", "intend", "anticipate", "expect" and similar expressions or future or conditional verbs such as "will", "would", "should", "could", "might", "can", "may" or similar expressions. These forward-looking statements include:

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

PART I: ITEM 1. BUSINESS

PART I

Item 1. BUSINESS

GENERAL

First Merchants Corporation (the "Corporation") is a financial holding company headquartered in Muncie, Indiana. The Corporation's Common Stock is traded on NASDAQ's Global Select Market System under the symbol FRME and was organized in September 1982. Since its organization, the Corporation has grown to include five affiliate banks with eighty-two locations in twenty-four Indiana and three Ohio counties. In addition to its branch network, the Corporation's delivery channels include ATMs, check cards, interactive voice response systems and internet technology. The Corporation's business activities are currently limited to one significant business segment, which is community banking.

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

     o    First  Merchants  Bank  of  Central  Indiana,   National   Association
          ("Central Indiana") in Madison County;

     o Lafayette Bank and Trust Company, National Association ("Lafayette"), in Tippecanoe, Carroll, Jasper, and White counties;

     o Commerce National Bank ("Commerce") in Franklin and Hamilton counties in Ohio; and

     o Lincoln Bank ("Lincoln") in Brown, Clinton, Hamilton, Hendricks, Johnson, Montgomery and Morgan counties.

The Corporation operates First Merchants Trust Company, National Association, a trust and asset management services company. The Corporation also operates First Merchants Insurance Services, Inc., a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana.

In addition, the Corporation operates First Merchants Reinsurance Co. Ltd. ("FMRC"), a small life reinsurance company whose primary business includes short-duration contracts of credit life and accidental and health insurance policies and debt cancellation contracts. Such policies and contracts are purchased by the Corporation's bank customers to cover the amount of debt incurred by the insured. No policies are issued for loans other than those originated by the subsidiary banks. FMRC limits its self-insurance risk to the first $15,000 of exposure under each credit life policy and $350 per month on each accident and health policy. The company maintains the same standard for its debt cancellation contracts. The company also issues guaranteed asset protection contracts, which are limited to the amount of the loan on these guaranteed asset protection contracts and are issued on loans up to a maximum of $50,000. The total self-insurance exposure for all contracts as of December 31, 2008 totaled $19.1 million.

All  inter-company   transactions  are  eliminated  during  the  preparation  of consolidated financial statements.

On December 31, 2008, the Corporation acquired Lincoln Bancorp, parent company of Lincoln Bank, through a merger of Lincoln Bancorp into the Corporation. Lincoln Bank adds seventeen Indiana banking locations in the Indianapolis area. The banking locations are in Avon, Bargersville, Brownsburg, Crawfordsville, Frankfort, Franklin, Greenwood, Mooresville, Morgantown, Nashville, Plainfield and Trafalgar. Lincoln also has two loan production offices located in Carmel and Greenwood, Indiana.

On December 31, 2008, the Corporation sold its interest in Indiana Title Insurance Company, LLC, a full service title insurance agency.

As of December 31, 2008, the Corporation had consolidated assets of $4.8 billion, consolidated deposits of $3.7 billion and stockholders' equity of $396 million. The Corporation is presently engaged in conducting commercial banking business through the offices of its five banking subsidiaries. As of December 31, 2008, the Corporation and its subsidiaries had 1,367 full-time equivalent employees.

Through its bank subsidiaries, the Corporation offers a broad range of financial services, including accepting time, savings and demand deposits; making consumer, commercial, agri-business and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; providing full-service brokerage; and providing other corporate services, letters of credit and repurchase agreements. Through various non-bank subsidiaries, the Corporation also offers personal and commercial lines of insurance and the reinsurance of credit life, accident, and health insurance.

PART I: ITEM 1. BUSINESS

GENERAL continued

AVAILABLE INFORMATION

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at www.firstmerchants.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These documents can also be read and copied at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission's website at http://www.sec.gov. Additionally, the Corporation will also provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Ms. Cynthia Holaday, Shareholder Relations Officer, First Merchants Corporation, P.O. Box 792, Muncie, IN 47308-0792.

ACQUISITION POLICY

The Corporation anticipates that it will continue its policy of geographic expansion of its banking business through the acquisition of banks whose operations are consistent with its banking philosophy. Management routinely explores opportunities to acquire financial institutions and other financial services-related businesses and to enter into strategic alliances to expand the scope of its services and its customer base.

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

The BHC Act requires the Corporation to obtain the prior approval of the Federal Reserve before:

     1. Acquiring direct or indirect control or ownership of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the voting shares of the bank or bank holding company;

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

PART I: ITEM 1. BUSINESS

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

The BHC Act does not place territorial restrictions on such non-banking related activities. The Corporation is required to comply with the Federal Reserve's risk-based capital guidelines. These guidelines require a minimum ratio of capital to risk-weighted assets of 8 percent (including certain off-balance sheet activities such as standby letters of credit). At least half of the total required capital must be "Tier 1 capital," consisting principally of stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder may consist of a limited amount of subordinate debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the Corporation must maintain a minimum level of Tier 1 capital to average total consolidated assets. The ratio is 3 percent in the case of bank holding companies, which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1 to 2 percent above the stated minimum.

The following are the Corporation's regulatory capital ratios as of December 31, 2008:

=============================================================================
                                                         Regulatory Minimum
                                      Corporation            Requirement
=============================================================================

Tier 1 Capital:                           7.71%                  4.0%
(to Risk-weighted Assets)

Total Capital:                           10.24%                  8.0%

BANK REGULATION

Four of the Corporation's bank subsidiaries are national banks and are supervised, regulated and examined by the Office of the Comptroller of the Currency (the "OCC"). The OCC has the authority to issue cease-and-desist orders if it determines that activities of the bank regularly represent an unsafe and unsound banking practice or a violation of law. Federal law extensively regulates various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

Lincoln is an Indiana commercial bank, subject to examination by the Indiana Department of Financial Institutions ("IDFI") and the Federal Deposit Insurance Corporation ("FDIC"). The IDFI and the FDIC regulate or monitor virtually all areas of Lincoln's operations. Lincoln must undergo regular on-site examinations by the FDIC and IDFI and must submit periodic reports to the FDIC and the IDFI. The Corporation plans to merge Lincoln with Central Indiana under the Central Indiana charter and has applied to the OCC for approval of the merger.

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

Like the capital guidelines established by the Federal Reserve, these guidelines divide a bank's capital into tiers. Banks are required to maintain a total risk-based capital ratio of 8 percent. The OCC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

In addition, the OCC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3 percent for banks that meet specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3 percent plus an additional 1 to 2 percent.

All of the Corporation's affiliate banks exceed the minimum risk-based capital guidelines of the OCC as of December 31, 2008.

PART I: ITEM 1. BUSINESS

FDIC IMPROVEMENT ACT OF 1991

The FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks, which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA.

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

As of December 31, 2008, four of the five bank subsidiaries of the Corporation were "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. Lincoln was not considered well capitalized at December 31, 2008. However, on February 20, 2009, the Corporation added $30 million in capital to Lincoln, which returned them to well capitalized status. It should be noted that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

PARTICPATION IN THE CPP UNDER EESA

In response to the ongoing financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law on October 3, 2008, which established the Troubled Assets Relief Program ("TARP"). As part of TARP, the United States Department of the Treasury (the "Treasury") established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency.

On February 20, 2009, First Merchants completed the sale to the Treasury of $116.0 million of newly issued First Merchants non-voting preferred shares as part of the CPP enacted as part of the TARP, under the ESSA. The Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP and, pursuant to the terms of a Letter Agreement and a Securities Purchase Agreement - Standard Terms attached thereto (collectively, the "Securities Purchase Agreement"), the Treasury is empowered to unilaterally amend any provision of the Securities Purchase Agreement with First Merchants to the extent required to comply with any changes in applicable federal statutes.

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

       PART I: ITEM 1. BUSINESS

DIVIDEND LIMITATIONS

National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2008, the Corporation's affiliate banks had a total of $42,856,000 retained net profits available for 2009 dividends to the Corporation without prior regulatory approval.

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

FINANCIAL SERVICES MODERNIZATION ACT

The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the existing BHC Act. Under this legislation, bank holding companies would be permitted to conduct essentially unlimited securities and insurance activities as well as other activities determined by the Federal Reserve Board to be financial in nature or related to financial services. As a result, the Corporation is able to provide securities and insurance services. Furthermore, under this legislation, the Corporation is able to acquire, or be acquired, by brokerage and securities firms and insurance underwriters. In addition, the Financial Services Modernization Act broadens the activities that may be conducted by national banks through the formation of financial subsidiaries. Finally, the Financial Services Modernization Act modifies the laws governing the implementation of the Community Reinvestment Act and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

Treasury regulations implementing the due diligence requirements were issued in 2002. These regulations required minimum standards to verify customer identity, encouraged cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering

PART I: ITEM 1. BUSINESS

USA PATRIOT ACT continued

or  terrorist  activities,   prohibited  the  anonymous  use  of  "concentration
accounts," and required all covered financial institutions to have in place an anti-money laundering compliance program.

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

ADDITIONAL MATTERS

The Corporation and its affiliate banks are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices. It also restricts the types of collateral security permitted in connection with the bank's extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated parties.

In addition to the matters discussed above, the Corporation's affiliate banks are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States

PART I: ITEM 1. BUSINESS

ADDITIONAL MATTERS Continued

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table:

=================================================================================================================================
                                              Interest                        Interest                        Interest
                                   Average    Income/    Average   Average    Income/    Average   Average    Income/    Average
(Dollars in Thousands)             Balance    Balance     Rate     Balance    Balance     Rate     Balance    Balance     Rate
=================================================================================================================================
                                                  2008                         2007                             2006
                                                  ----                         ----                             ----
Assets:
Federal Funds Sold ............   $    2,604    $     28   1.1%   $    3,308    $    172   5.2%   $    6,983    $    373   5.3%
Interest-bearing Deposits......       22,576         755   3.3        10,580         582   5.5         7,831         500   6.4
Federal Reserve and
  Federal Home Loan Bank Stock.       25,425       1,391   5.5        24,221       1,299   5.4        23,473       1,256   5.4
Securities: (1)
  Taxable .......................    259,013      12,046   4.7       300,854      13,744   4.6       289,692      12,316   4.3
  Tax-exempt (2) ................    151,231       9,009   6.0       175,152      10,074   5.8       175,072      10,100   5.8
                                  ----------    --------          ----------    --------          ----------    --------
    Total Securities.............    410,244      21,055   5.1       476,006      23,818   5.0       464,764      22,416   4.8
Mortgage Loans Held for Sale.....      3,614         268   7.4         6,107         549   9.0         4,620         176   3.8
Loans: (3)
  Commercial ....................  2,248,255     149,988   6.7     1,955,750     151,158   7.7     1,704,026     128,888   7.6
  Real Estate Mortgage...........    355,540      22,357   6.3       412,008      26,288   6.4       441,407      27,813   6.3
  Installment ...................    371,813      25,771   6.9       400,191      29,276   7.3       405,006      29,891   7.4
  Tax-exempt (2) ................     23,406       1,558   6.7        20,768       1,718   8.3        14,788       1,274   8.6
                                  ----------    --------          ----------    --------          ----------    --------
    Total Loans .................  3,002,628     199,942   6.7     2,794,824     208,989   7.5     2,569,847     188,042   7.3
                                  ----------    --------          ----------    --------          ----------    --------
    Total Earning Assets.........  3,463,477     223,172   6.4     3,308,939     234,860   7.1     3,072,898     212,587   6.9
                                  ----------    --------          ----------    --------          ----------    --------
Net Unrealized Gain (Loss) on Securities
    Available for Sale...........      1,383                          (3,624)                         (7,353)
Allowance for Loan Losses........    (32,383)                        (27,495)                        (26,443)
Cash and Due from Banks..........     75,553                          64,571                          58,305
Premises and Equipment ..........     44,601                          43,945                          40,227
Other Assets ....................    258,535                         253,436                         233,752
                                   ---------                       ---------                       ---------
    Total Assets ................ $3,811,166                      $3,639,772                      $3,371,386
                                  ==========                      ==========                      ==========
Liabilities:
Interest-bearing Deposits:
    NOW Accounts ................ $  527,993       5,526   1.0%   $  490,908      11,034   2.2%   $  396,477    $  6,065   1.5%
    Money Market Deposit Accounts    276,579       3,954   1.4       246,706       7,648   3.1       251,746       7,551   3.0
    Savings Deposits ............    274,320       2,075   0.8       264,134       4,604   1.7       259,052       3,927   1.5
    Certificates and Other
      Time Deposits .............  1,445,843      56,026   3.9     1,407,151      66,635   4.7     1,333,408      56,771   4.3
                                  ----------    --------          ----------    --------          ----------    --------
  Total Interest-bearing
    Deposits.....................  2,524,735      67,581   2.7     2,408,899      89,921   3.7     2,240,683      74,314   3.3

Borrowings ......................    528,397      22,508   4.3       515,562      27,692   5.4       445,806      24,197   5.4
                                  ----------    --------          ----------    --------          ----------    --------
    Total Interest-bearing
     Liabilities.................  3,053,132      90,089   3.0     2,924,461     117,613   4.0     2,686,489      98,511   3.7
Noninterest-bearing Deposits.....    378,167                         343,544                         327,387
Other Liabilities ...............     30,273                          40,981                          37,991
                                  ----------                      ----------                      ----------
    Total Liabilities............  3,461,572                       3,308,986                       3,051,867
Stockholders' Equity ............    349,594                         330,786                         319,519
                                  ----------    --------          ----------     -------          ----------    --------
    Total Liabilities and
     Stockholders' Equity........ $3,811,166      90,089   2.6    $3,639,772     117,613   3.6    $3,371,386      98,511   3.2
                                  ==========    --------          ==========    --------          ==========    --------
    Net Interest Income .........               $133,083                        $117,247                        $114,076
                                                ========                        ========                        ========
    Net Interest Margin..........                          3.8%                            3.5%                            3.7%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.
(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35% for 2008, 2007 and 2006. Those totals equal $3,699, $4,127, and $3,981, respectively.
(3)  Nonaccruing loans have been included in the average balances.

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

===============================================================================================================================
(Dollars in Thousands on Fully                  2008 Compared to 2007                               2007 Compared to 2006
 Taxable Equivalent Basis)                    Increase (Decrease) Due To                         Increase (Decrease) Due To
===============================================================================================================================
                                          Volume         Rate          Total                 Volume         Rate         Total
                                         ========      ========       =======               ========      ========      =======

Interest Income:
  Federal Funds Sold ...............     $   (30)      $   (114)     $  (144)               $  (298)      $     97      $  (201)
  Interest-bearing Deposits ........         468           (295)         173                    200           (118)          82
  Federal Reserve and Federal
    Home Loan Bank Stock ...........          65             27           92                     40              3           43
  Securities .......................      (3,362)           599       (2,763)                   550            852        1,402
  Mortgage Loans Held for Sale .....        (197)           (84)        (281)                    71            302          373
  Loans ............................      15,017        (23,782)      (8,765)                16,640          3,934       20,574
                                         -------       --------     --------                -------       --------     --------
  Totals ...........................      11,961        (23,649)     (11,688)                17,203          5,070       22,273
                                         -------       --------     --------                -------       --------     --------
Interest Expense:
  NOW Accounts .....................         778         (6,286)      (5,508)                 1,673          3,296        4,969
  Money Market Deposit
    Accounts........................         835         (4,529)      (3,694)                  (153)           250           97
  Savings Deposits..................         171         (2,700)      (2,529)                    78            599          677
  Certificates and Other
    Time Deposits...................       1,788        (12,397)     (10,609)                 3,256          6,608        9,864
  Borrowings........................         674         (5,858)      (5,184)                 3,749           (254)       3,495
                                         -------       ---------    --------                -------       --------     --------
    Totals..........................       4,246        (31,770)     (27,524)                 8,603         10,499       19,102
                                         -------       ---------    --------                -------       --------     --------

Change in Net Interest
  Income (Fully Taxable
  Equivalent Basis)................      $ 7,715       $  8,121    $  15,836                $ 8,600       $ (5,429)    $  3,171
                                         =======       ========                             =======       ========


Tax Equivalent Adjustment
  Using Marginal Rate
  of 35% for 2008, 2007,
  and 2006..........................                                     428                                               (146)
                                                                   ---------                                          ---------


Change in Net Interest
  Income...........................                                $  16,264                                          $   3,025
                                                                   =========                                          =========

INVESTMENT SECURITIES

The Corporation's management has evaluated all securities with unrealized losses for other than temporary impairment as of December 31, 2008. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. The Corporation holds ten trust preferred pool securities and four single issuer securities. Such investments have an amortized cost of $18.8 million and a fair value of $9.8, which is only 2 percent of the Corporation's entire investment portfolio. On all but one small pool investment, the Corporation utilized broker quotes to determine their fair value.

The Corporation utilizes a third party for portfolio accounting services, including market value input. The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing our portfolio and how the vendor was classifying these securities based upon these inputs. From these discussions, the Corporation's management is comfortable the classifications are proper. The Corporation has gained trust in the data for two reasons: (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

The fair values of the investments have been impacted by the recent market conditions which have caused risk and liquidity premiums to increase resulting in a significant decline in the fair value of the Corporation's trust preferred securities, or the value the Corporation could realize if it were forced to immediately sell the securities into the secondary market. Management has determined that (a) the drop in market value is primarily a result of illiquidity in the current market rather than poor performance, and (b) there has not been an adverse change in future cash flows of the securities.

The Corporation has the intent and ability to hold these, and all other, investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them, with one exception, to be other-than-temporarily impaired at December 31, 2008. The one exception is a smaller trust preferred pool that has been deemed other than temporarily impaired, due to a higher rate of defaults and deferrals from the underlying banks in the pool and collateral position. A $1.2 million loss was included in the earnings for 2008 establishing a new cost basis of $770,000.

During 2008, the Corporation owned shares of a series of preferred stock issued by the Federal Home Loan Mortgage Corporation ("FHLMC"). On September 7, 2008, the Federal Housing Finance Agency ("FHFA") was appointed as conservator of FHLMC, and the U.S. Treasury Department disclosed that it had entered into a Senior Preferred Stock Purchase Agreement with FHLMC, contemplating an investment of up to $100 billion. The senior preferred stock has a liquidation preference senior to all FHLMC stock, including the series of preferred stock held by the Corporation. In addition, the terms of the senior preferred stock prohibit FHLMC from declaring or paying any dividend or making any other distribution with respect to any stock other than the senior preferred stock without the consent of the U.S. Treasury Department. In connection with the appointment of the FHFA as conservator, the FHFA announced that it was eliminating the payment of all future dividends on all FHLMC stock, including dividends on the series of preferred stock that the Corporation owns. After assessing these events, during the third quarter of 2008, the Corporation recorded an other-than-temporary impairment write-down of $1,458,000 related to its investments in the preferred securities issued by FHLMC. The investment was sold during the fourth quarter of 2008 triggering an additional $47,000 loss.

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

====================================================================================================================================
                                                                                          GROSS             GROSS
                                                                     AMORTIZED          UNREALIZED        UNREALIZED          FAIR
(Dollars in Thousands)                                                  COST              GAINS             LOSSES            VALUE
====================================================================================================================================
Available for Sale at December 31, 2008
   U.S. Government-sponsored Agency Securities..                   $  15,451          $     218                           $  15,669
   State and Municipal .........................                     156,426              3,220          $    107           159,539
   Mortgage-backed Securities ..................                     265,820              4,472               215
270,077
   Corporate Obligations........ ...............                      19,822                                8,978            10,844
   Marketable Equity Securities ................                       3,507                                                  3,507
                                                                    --------           --------          --------          --------
      Total Available for Sale .................                     461,026              7,910             9,300           459,636
                                                                    --------           --------          --------          --------

Held to Maturity at December 31, 2008
 U.S. Treasury ...............................                        11,675                                    1            11,674
State and Municipal .........................                         10,666                 93               264            10,495
   Mortgage-backed Securities ..................                           7                                                      7
                                                                    --------           --------          --------          --------
      Total Held to Maturity ...................                      22,348                 93               265            22,176
                                                                    --------           --------          --------          --------
      Total Investment Securities ..............                    $483,374           $  8,003          $  9,565          $481,812
                                                                    ========           ========          ========          ========



Available for Sale at December 31, 2007
   U.S. Treasury ...............................                    $   1,501           $     18                           $  1,519
   U.S. Government-sponsored Agency Securities..                       67,793                240         $     98            67,935
   State and Municipal .........................                      150,744              2,324              156           152,912
   Mortgage-backed Securities ..................                      199,591              1,654            1,444           199,801
   Corporate Obligations........ ...............                       13,740                               1,294            12,446
   Marketable Equity Securities ................                        6,835                                 612             6,223
                                                                     --------           --------         --------          --------
      Total Available for Sale .................                      440,204              4,236            3,604           440,836
                                                                     --------           --------         --------          --------

Held to Maturity at December 31, 2007
   State and Municipal .........................                       10,317                237              298            10,256
   Mortgage-backed Securities ..................                           14                                                    14
                                                                     --------           --------         --------          --------
      Total Held to Maturity ...................                       10,331                237              298            10,270
                                                                     --------           --------         --------          --------
      Total Investment Securities ..............                     $450,535           $  4,473         $  3,902          $451,106
                                                                     ========           ========         ========          ========




Available for Sale at December 31, 2006
   U.S. Treasury ..........................................          $  1,502          $      1                            $  1,503
   U.S. Government-sponsored Agency Securities ............            87,193                69          $  1,284            85,978
   State and Municipal ....................................           168,262             2,251               892           169,621
   Mortgage-backed Securities .............................           195,228               600             3,983           191,845
   Other Asset-backed Securities ..........................
   Marketable Equity Securities ...........................             7,296                                 310             6,986
                                                                     --------          --------          --------          --------
      Total Available for Sale ............................           459,481             2,921             6,469           455,933
                                                                     --------          --------          --------          --------

Held to Maturity at December 31, 2006
   State and Municipal ....................................             9,266               432               200             9,498
   Mortgage-backed Securities .............................                18                                                    18
                                                                     --------          --------          --------          --------
      Total Held to Maturity ..............................             9,284               432               200             9,516
                                                                     --------          --------          --------          --------
      Total Investment Securities .........................          $468,765          $  3,353          $  6,669          $465,449
                                                                     ========          ========          ========          ========

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

===============================================================================================================

(Dollars in Thousands)                             Cost    Yield       Cost      Yield       Cost      Yield
===============================================================================================================
                                                       2008                  2007                 2006
                                                       ----                  ----                 ----
Federal Reserve and Federal Home Loan
   Bank Stock at December 31:
Federal Reserve Bank Stock ....................  $ 9,276      6.0%     $ 9,223      6.0%    $ 9,091       6.0%
Federal Home Loan Bank Stock ..................   25,043      4.3       16,027      4.3      14,600       4.3
                                                 -------               -------              -------
    Total .....................................  $34,319      4.7%     $25,250      4.9%    $23,691       4.9%
                                                 =======               =======              =======

The fair value of Federal Reserve and Federal Home Loan Bank stock approximates cost.

There were no issuers included in our investment security portfolio at December 31, 2008, 2007 or 2006 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution (Dollars in Thousands) and average yields for the securities portfolio at December 31, 2008 were:

Securities available for sale December 31, 2008:

====================================================================================================================================
                                                     Within 1 Year                 1-5 Years                    5-10 Years
(Dollars in Thousands)                            Amount        Yield(1)       Amount      Yield(1)        Amount       Yield(1)
====================================================================================================================================
U.S. Government-sponsored Agency Securities..      $ 8,088          4.8%      $  7,482         3.9%       $    99          4.8%
State and Municipal..........................       22,858          4.7         67,861         5.7         35,219          6.5
Corporate Obligations .......................                                    1,034         5.0
                                                   -------                    --------                    -------
    Total....................................      $30,946          4.7%      $ 76,377         5.5%       $35,318          6.5%
                                                   =======                    ========                    =======

                                                                            Marketable Equity
                                                                              and Mortgage -
                                             Due After Ten Years            Backed Securities                   Total
                                             -------------------         -----------------------                -----
                                          Amount         Yield(1)          Amount         Yield(1)           Amount        Yield(1)
                                          ------         ------           ------          ------            ------         ------
U.S. Government-sponsored
   Agency Securities.................                                                                  $ 15,669             4.3%
State and Municipal..................     $ 33,601           7.3%                                       159,539             6.1
Marketable Equity Securities.........                                  $   3,507           4.1%           3,507             4.1
Corporate Obligations ...............        9,810           3.3                                         10,844             3.5
Mortgage-backed Securities...........                                    253,325           5.5          253,325             5.5
Other Asset Backed Securities........                                     16,752           4.0           16,752             4.0
                                          --------                     ---------                       --------
    Total............................     $ 43,411           6.4%      $ 273,584           5.4%        $459,636             5.5%
                                          ========                     =========                       ========

Securities held to maturity at December 31, 2008:
====================================================================================================================================
                                                Within 1 Year                   1-5 Years                  5-10 Years
(Dollars in Thousands)                     Amount            Yield(1)         Amount        Yield(1)        Amount        Yield(1)
====================================================================================================================================
U.S. Treasury........................     $ 11,675           0.0%
State and Municipal..................        1,456           5.5         $     435          7.0%        $   3,990       5.9%
                                          --------                       ---------                      ---------
    Total............................     $ 13,131           0.6%        $     435          7.0%        $   3,990       5.9%
                                          ========                       =========                      =========

                                                                             Mortgage-Backed
                                            Due After Ten Years                Securities                     Total
                                           =====================            =================                =======
                                           Amount           Yield(1)       Amount        Yield(1)      Amount        Yield(1)
                                           ------           ------         -------        -----        -------       ------
U.S. Treasury........................     $ 11,675            0.0%
State and Municipal..................     $  4,785            8.1%                                          10,666      6.9
Other Asset-backed Securities........                                    $       7          8.4%                 7      8.4
                                          --------                       ---------                        --------
     Total............................    $  4,785            8.1%        $      7          8.4%         $  22,348      3.3%
                                          ========                       =========                       =========

(1) Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% tax rate.

                                       16

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

====================================================================================================================================
                                                                              GROSS                   GROSS                  GROSS
                                                                 FAIR      UNREALIZED    FAIR      UNREALIZED    FAIR     UNREALIZED
(Dollars in Thousands)                                           VALUE        LOSSES     VALUE        LOSSES     VALUE       LOSSES
====================================================================================================================================
                                                                    Less than 12            12 Months or
                                                                       Months                  Longer                        Total
                                                                   --------------          --------------                 ---------
Temporarily Impaired Investment
   Securities at December 31, 2008:
U.S. Treasury........................                          $ 11,374      $  (1)                              $11,374   $     (1)
U.S. Government-sponsored Agency Securities ...............
State and Municipal .......................................      10,274       (124)     $  3,582    $  (247)      13,856       (371)
Mortgage-backed Securities ................................      13,315        (47)       11,755       (168)      25,070       (215)
Corporate Obligations .....................................       7,302        (69)        2,741     (8,909)      10,043     (8,978)
Marketable Equity Securities ..............................
                                                               --------     ------     ---------    -------     --------   --------
   Total Temporarily Impaired Investment Securities .......    $ 42,265      $(241)      $18,078    $(9,324)     $60,343   $ (9,565)
                                                               ========     ======      ========    =======     ========   ========

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
                                                               ========     =======    ========     =======     ========   ========

LOAN PORTFOLIO

TYPES OF LOANS

====================================================================================================================================

(Dollars in Thousands)                               2008              2007              2006              2005                2004
====================================================================================================================================

Loans at December 31:
  Commercial and Industrial Loans..............  $  904,646        $  662,701        $  537,305        $  461,102        $  451,227
  Agricultural Production
    Financing and Other Loans to Farmers.......     135,099           114,324           100,098            95,130            98,902
  Real Estate Loans:
    Construction...............................     252,487           165,425           169,491           174,783           164,738
    Commercial and Farmland....................   1,202,372           947,234           861,429           734,865           709,163
    Residential................................     956,245           744,627           749,921           751,217           761,163
  Individuals' Loans for
    Household and Other Personal Expenditures..     201,632           187,880           223,504           200,139           198,532
  Tax-exempt Loans.............................      28,070            16,423            14,423             8,263             8,203
  Lease Financing Receivables,
    Net of Unearned Income ....................       8,996             8,351             8,010             8,713            11,311
  Other Loans..................................      32,405            29,878            28,420            23,215            24,812
                                                 ----------        ----------        ----------        ----------        ----------
                                                  3,721,952         2,876,843         2,692,601         2,457,427         2,428,501
   Allowance for Loan Losses...................     (49,543)          (28,228)          (26,540)          (25,188)          (22,548)
                                                 ----------        ----------        ----------        ----------        ----------
       Total Loans.............................  $3,672,409        $2,848,615        $2,666,061        $2,432,239        $2,405,503
                                                 ==========        ==========        ==========        ==========        ==========

Residential  Real Estate Loans Held for Sale at December 31, 2008,  2007,  2006,
2005  and  2004  were  $4,295,000,   $3,735,000,   $5,413,000,  $4,910,000,  and
$3,367,000, respectively.

PART I: ITEM 1. BUSINESS

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding residential real estate, individuals' loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2008. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

====================================================================================================================
                                                   Maturing         Maturing             Maturing
                                                   Within            1 - 5                 Over
(Dollars in Thousands)                              1 Year            Years              5 Years              Total
====================================================================================================================
Commercial and Industrial Loans................  $  465,929       $  321,246           $ 117,471          $  904,646
Agricultural Production Financing
  and Other Loans to Farmers...................      97,335           32,362               5,402             135,099
Real Estate - Construction.....................     162,326           82,166               7,995             252,487
Real Estate - Commercial and Farmland..........     372,301          590,368             239,703           1,202,372
Tax-exempt Loans...............................       8,363           11,386               8,321              28,070
Other Loans....................................      16,125           13,297               2,983              32,405
                                                 ----------       ----------           ---------          ----------
      Total....................................  $1,122,379       $1,050,825           $ 381,875          $2,555,079
                                                 ==========       ==========           =========          ==========

                                                  ==========================================
                                                        Maturing                   Maturing
                                                          1 - 5                       Over
                                                          Years                     5 Years
                                                  ==========================================
Loans Maturing After One Year with:
  Fixed Rate..............................          $     385,767               $    277,585
  Variable Rate...........................                665,058                    104,290
                                                    -------------               ------------
    Total.................................          $   1,050,825               $    381,875
                                                    =============               ============

NONACCRUING, CONTRACTUALLY PAST DUE 90 DAYS OR MORE OTHER THAN NONACCRUING AND RESTRUCTURED LOANS

====================================================================================================================================

(Dollars in Thousands)                              2008               2007             2006              2005                2004
====================================================================================================================================
Non-accrual Loans.........................       $ 87,546            $ 29,031        $ 17,926          $ 10,030           $ 15,355
Loans Contractually Past Due 90
  Days or More Other Than Nonaccruing.....          5,982              3,578            2,870             3,965              1,907
Restructured Loans........................            130                145               84               310              2,019
                                                  -------           --------         --------          --------           --------
     Total Non-performing Loans...........        $93,658           $ 32,754         $ 20,880          $ 14,305           $ 19,281
                                                  =======           ========         ========          ========           ========

Nonaccruing loans are loans, which are reclassified to a nonaccruing status when in management's judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Interest income on these loans is then recognized when collected. Lincoln accounted for $35,839,000 of the increase in non-performing loans.

Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower, because of deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

Interest income of $997,000 for the year ended December 31, 2008, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $4,056,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified certain other loans totaling $132,391,000 as of December 31, 2008, not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements, about which there are concerns as to the borrowers' ability to comply with present repayment terms. For the Corporation, all classified loans, including substandard, doubtful and loss credits are included in the impaired loan total.

The Corporation's affiliate banks generate commercial, mortgage and consumer loans from customers located primarily in central, north central and east central Indiana and Butler, Franklin and Hamilton counties in Ohio. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

==============================================================================================================================

(Dollars in Thousands)                                2008             2007             2006             2005            2004
==============================================================================================================================
Allowance for Loan Losses:
  Balance at January(1)...................         $ 28,228         $ 26,540         $ 25,188         $ 22,548        $ 25,493

  Charge offs:
    Commercial and Industrial(1)..........            9,449            2,403            1,369            3,763           7,455
    Real Estate Mortgage(2)...............           10,142            4,309            3,613            2,117           1,588
    Individuals' Loans for Household and
      Other Personal Expenditures,
      Including Other Loans................           3,035            1,845            1,528            1,864           1,858
                                                   --------         --------         --------         --------        --------
      Total Charge offs....................          22,626            8,557            6,510            7,744          10,901
                                                   --------         --------         --------         --------        --------
  Recoveries:
    Commercial and Industrial(3). .........           3,401              551              291            1,283           1,629
    Real Estate Mortgage(4). ..............           2,621              750              863              122             161
    Individuals' Loans For Household and
      Other Personal Expenditures,
      Including Other Loans................           1,002              437              450              625             461
                                                   --------         --------         --------         --------        --------
      Total Recoveries.....................           7,024            1,738            1,604            2,030           2,251
                                                   --------         --------         --------         --------        --------

  Net Charge offs..........................          15,602            6,819            4,906            5,714           8,650
                                                   --------         --------         --------         --------        --------
  Provisions for Loan Losses...............          28,238            8,507            6,258            8,354           5,705
  Allowance Acquired in Acquisition........           8,679
                                                   --------         --------         --------         --------        --------
  Balance at December 31...................         $49,543          $28,228          $26,540          $25,188         $22,548
                                                   ========         ========         ========         ========        ========



  Ratio of Net Charge offs During the
   Period to Average Loans
   Outstanding During the Period..........           .52%             .24%             .19%             .23%           .37%

See the information regarding the analysis of loan loss experience in the Asset Quality/Provision for Loan Losses section of Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.



(1)  Category  also  includes  the  charge  offs for lease  financing,  loans to
     financial  institutions,   tax-exempt  loans  and  agricultural  production
     financing and other loans to farmers.

(2) Category includes the charge offs for construction, commercial and farmland and residential real estate loans.

(3)  Category  also  includes  the  recoveries  for  lease  financing,  loans to
     financial  institutions,   tax-exempt  loans  and  agricultural  production
     financing and other loans to farmers.

(4) Category includes the recoveries for construction, commercial and farmland and residential real estate loans.

Part I: Item 1. Business

SUMMARY OF LOAN LOSS EXPERIENCE continued

Allocation of the Allowance for Loan Losses at December 31:

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans.

===================================================================================================================
                                                                    2008                             2007
(Dollars in Thousands)                                   Amount            Percent        Amount            Percent
===================================================================================================================
Balance at December 31:
  Commercial and Industrial (1)...............           $ 20,709            36.0%        $  9,598            34.1%
  Real Estate Mortgage (2)....................             22,195            58.6           12,561            58.8
  Individuals' Loans for Household and
    Other Personal Expenditures,
    Including Other Loans.....................              6,539             5.4            5,969             7.1
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 49,543           100.0%        $ 28,228           100.0%
                                                         ========           ======        ========           ======

                                                                    2006                               2005
                                                         -------------------------         -------------------------
                                                          Amount          Percent           Amount           Percent
                                                         --------         --------         --------         --------

Balance at December 31:
  Commercial and Industrial(1) ...............           $  9,598            31.0%        $  7,430            30.9%
  Real Estate Mortgage (2)....................             12,479            60.5           13,149            60.6
  Individuals' Loans for Household and
    Other Personal Expenditures,
    Including Other Loans.....................              4,363             8.5            4,509             8.5
  Unallocated.................................                100             N/A              100             N/A
                                                         --------           ------        --------           ------
  Totals......................................           $ 26,540           100.0%        $ 25,188           100.0%
                                                         ========           ======        ========           ======

                                                                    2004
                                                         -------------------------
                                                          Amount          Percent
                                                         --------         --------

Balance at December 31:
  Commercial and industrial(1) ...............           $ 16,821            30.9%
  Real estate mortgage (2)....................              1,916            60.9
  Individuals' Loans for Household and
    Other Personal Expenditures,
    Including Other Loans.....................              3,711             8.5
  Unallocated. .... ..........................                100             N/A
                                                         --------           ------
  Totals......................................           $ 22,548           100.0%
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

At December 31, 2008, the Corporation had no concentration of loans exceeding 10 percent of total loans, which are not otherwise disclosed. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.

Loan Administration and Loan Loss Charge off Procedures

Primary responsibility and accountability for day-to-day lending activities rests with the Corporation's affiliate banks. Loan personnel at each bank have the authority to extend credit under guidelines approved by the respective bank's board of directors. Executive and board loan committees active at each bank serve as vehicles for communication between the banks and for the pooling of knowledge, judgment and experience of the Corporation's affiliate banks. These committees provide valuable input to lending personnel, act as an approval body, and monitor the overall quality of the banks' loan portfolios. The Corporation also maintains a loan grading and review program for its affiliate banks, which includes quarterly reviews of problem loans, delinquencies and charge offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for loan losses.

Part I: Item 1. Business

Loan Administration and Loan Loss Charge off Procedures continued

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

Provision for Loan Losses

In banking, loan losses are one of the costs of doing business. Although the Banks' management emphasize the early detection and charge off of loan losses, it is inevitable that at any time certain losses exist in the portfolio, which have not been specifically identified. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. During the year, an estimate of the loss experience for the year serves as a starting point in determining the appropriate level for the provision. However, the amount actually provided in any period may be greater or less than net loan losses, based on management's judgment as to the appropriate level of the allowance for loan losses. The determination of the provision in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. For the Corporation, all classified loans, including substandard, doubtful and loss credits, are included in the impaired loan total. The fair value for impaired loans is measured based on the value of the collateral securing those loans and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically valued by using the financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate. Information on impaired loans is summarized below:

=======================================================================================================================

(Dollars in Thousands)                                                      2008               2007              2006
=======================================================================================================================

As of, and for the Year Ending December 31:
  Impaired Loans With an Allowance............................        $     25,397       $     21,304      $     17,291
  Impaired Loans for which the Discounted
    Cash Flows or Collateral Value Exceeds the
    Carrying Value of the Loan................................             180,729             65,645            43,029
                                                                      ------------       ------------      ------------

        Total Impaired Loans..................................        $    206,126       $     86,949      $     60,320
                                                                      ============       ============      ============


Total Impaired Loans as a Percent of Total Loans..............               5.53%              3.02%             2.24%

  Allowance for Impaired Loans (Included in the
    Corporation's Allowance for Loan Losses)..................        $      9,790       $      6,034      $      4,130
  Average Balance of Impaired Loans...........................             229,608            103,272            66,139
  Interest Income Recognized on Impaired Loans................               8,078              6,675             5,143
  Cash Basis Interest Included Above..........................                 997              1,143             1,364

Lincoln accounted for $56,107,000 of the increase in impaired loans, which were at their fair value on the acquisition date of December 31, 2009.

Part I: Item 1. Business

DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2008, 2007 and 2006 are presented within the "Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and Interest Differential" table on page 11 of this Form 10-K.

As of December 31, 2008, certificates of deposit and other time deposits of $100,000 or more mature as follows:

=====================================================================================================================
                                    Maturing          Maturing          Maturing         Maturing
                                     3 Months            3-6              6-12            Over 12
(Dollars in Thousands)               or less           Months            Months           Months             Total
=====================================================================================================================
Certificates of Deposit and
  Other Time Deposits..........     $190,738         $108,604           $108,982         $137,757          $546,081
Percent .......................           35%              20%                20%              25%              100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within the "Five - Year Summary of Selected Financial Data" on page 3 of this Annual Report on Form 10-K.

SHORT-TERM BORROWINGS

=============================================================================================

(Dollars in Thousands)                                       2008         2007         2006
=============================================================================================
Balance at December 31:
   Securities Sold Under Repurchase
     Agreements (Short-term Portion)..................     $122,311     $ 72,247     $ 42,750
   Federal Funds Purchased............................                    52,350       56,150
                                                           --------     --------     --------
           Total Short-term Borrowings................     $122,311     $124,597     $ 98,900
                                                           ========     ========     ========

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government Sponsored Enterprise obligations.

Pertinent information with respect to short-term borrowings is summarized below:

=============================================================================================

(Dollars in Thousands)                                        2008         2007         2006
=============================================================================================
Weighted Average Interest Rate on Outstanding
   Balance at December 31:

      Securities Sold Under Repurchase
         Agreements (Short-term Portion)..............          0.3%         3.7%         4.4%
      Total Short-term Borrowings.....................          0.3          3.9          4.9

Weighted Average Interest Rate During the Year:
      Securities Sold Under Repurchase
         Agreements(Short-term Portion)...............          1.7%         4.3%         4.4%
      Total Short-term Borrowings.....................          2.1          4.9          4.6

Highest Amount Outstanding at Any Month End
   During the Year:
      Securities Sold Under Repurchase
         Agreements (Short-term Portion)..............     $129,273     $ 98,735     $ 98,765
      Total Short-term Borrowings.....................      281,359      226,894      219,337

Average Amount Outstanding During the Year:
      Securities Sold Under Repurchase
         Agreements (Short-term Portion)..............     $ 65,590     $ 62,040      $ 73,818
      Total Short-term Borrowings.....................      139,545      127,345       109,577

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

INDUSTRY RISK FACTORS

     o    The current banking crisis,  including the Enactment of EESA and ARRA,
          may  significantly   affect  our  financial   condition,   results  of
          operations, liquidity or stock price.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers' underlying financial strength.

EESA, which established TARP, was signed into law in October 2008. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed ARRA, as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common shares.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

     o The Corporation's business and financial results are significantly affected by general business and economic conditions.

The Corporation's business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. For example, a prolonged economic downturn, continued increase in unemployment, or other events that affect household and/or corporate incomes could result in further deterioration of credit quality, an increase in the allowance for loan losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation's borrowers could negatively affect repayment of those borrowers' loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation's liquidity needs.

     o Changes in the domestic interest rate environment could reduce the Corporation's net interest income.

The operations of financial institutions, such as the Corporation, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, the Corporation's balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other

PART I: ITEM 1A. AND ITEM 1B.

INDUSTRY RISK FACTORS continued

investment vehicles, including mutual funds, generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

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

In connection with recent economic developments, many financial institutions, including the Corporation, have experienced unusual and significant declines in the performance of their loan portfolios, and the values of real estate collateral supporting many loans have declined. If current trends in the housing and real estate markets continue, we expect that loan delinquencies and credit losses may increase. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, the Corporation's results of operations and financial condition will be adversely affected in the event the quality of its loan portfolio deteriorates. As of December 31, 2008, the Corporation had $93,658,000 in non-performing loans and an additional $49,543,000 in allowance for loan losses.

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

     o The Corporation faces systems failure risks as well as security risks, including "hacking" and "identity theft".

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

PART I: ITEM 1A. AND ITEM 1B.

CORPORATION RISK FACTORS continued

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

     o A write-down of all or part of the Corporation's goodwill could materially reduce its net income and net worth.

At December 31, 2008, the Corporation had over $143 million of goodwill recorded on its consolidated balance sheet. Under SFAS No. 142, "Goodwill and Other Intangible Assets," the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the "fair value" of goodwill. "Fair value" is determined based on internal valuations using management's assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation's net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation's customer base, or a material negative change in its relationship with significant customers.

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

PART I: ITEM 1A. AND ITEM 1B.

CORPORATION RISK FACTORS continued

of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

     o The Corporation may not be able to pay dividends in the future in accordance with past practice.

The Corporation has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Corporation's earnings, capital requirements, financial condition and other factors considered relevant by the Corporation's Board of Directors. Additionally, due to our participation in the CPP, we may not increase our dividend for three years from the date of the Agreement without the consent of the U.S. Treasury, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of the Corporation.

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

PART I: ITEM 2., ITEM 3. AND ITEM 4.

ITEM 2.  PROPERTIES.

The headquarters of the Corporation and First Merchants are located in a five-story building at 200 East Jackson Street, Muncie, Indiana. The building is owned by First Merchants.

The Corporation's affiliate banks conduct business through numerous facilities owned and leased by the respective affiliate banks. Of the eighty-two banking offices operated by the Corporation's affiliate banks, fifty-five are owned by the respective banks and twenty-seven are leased from non-affiliated third parties.

None of the properties owned by the Corporation's affiliate banks are subject to any major encumbrances. The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2008 was $59,641,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

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

Michael C. Rechin, 50, President and Chief Executive Officer, Corporation Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer, Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 38, Executive Vice President and Chief Financial Officer, Corporation Executive Vice President and Chief Financial Officer of the
Corporation since December 2005; Senior Vice President and Chief Financial Officer from April 2002 to December 2005; Corporate Controller, Corporation from November 1997 to April 2002.

Michael J. Stewart, 43, Executive Vice President and Chief Banking Officer, Corporation Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President, Director of Large Corporate Commercial Banking from December 2006 to February 2008 for National City Corp; Executive Vice President and Chief Credit Officer for National City Bank of Indiana from December 2002 to December 2006.

Jami L. Bradshaw, 46, Senior Vice President and Chief Accounting Officer, Corporation Senior Vice President and Chief Accounting Officer since May 2007; Vice President and Corporate Controller, Corporation from 2006 to May 2007; Assistant Vice President and Assistant Controller from 2002 to 2006.

Robert R. Connors, 59, Senior Vice President, Chief Information Officer, Corporation and First Merchants Senior Vice President and Chief Information Officer of the Corporation and First Merchants since January 2006; Senior Vice President of Operations and Technology, Corporation and First Merchants from August 2002 to January 2006.

Kimberly J. Ellington, 49, Senior Vice President and Director of Human Resources, Corporation Senior Vice President and Director of Human Resources since 2004; Vice President and Director of Human Resources, Corporation from 1999 to 2004.

Jeffrey  B.  Lorentson,  45,  Senior  Vice  President  and Chief  Risk  Officer,
Corporation Senior Vice President and Chief Risk Officer since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

David W. Spade, 56, Senior Vice President and Chief Credit Officer, Corporation Senior Vice President and Chief Credit Officer of the Corporation since February 2007; Vice President and Chief Credit Officer of the Corporation from December 2006 to February 2007; Executive Vice President Commercial Banking Division of First Merchants Bank from 2005 to December 2006; Executive Vice President and Northern Division Chief Credit Officer of Old National Bank from 2001 to 2005.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation's common stock relative to the cumulative total returns of the Russell 2000 index and the Russell 2000 Financial Services index. The graph assumes that the value of the investment in the Corporation's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2003 and tracks it through December 31, 2008.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
           Among First Merchants Corporation, The Russell 2000 Index
                 And The Russell 2000 Financial Services Index


                              [LINE GRAPH OMITTED]


* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

---------------------------------------------------------------------------------------------------------------------------
                                                     12/31/03    12/31/04     12/31/05    12/31/06    12/31/07    12/31/08
---------------------------------------------------------------------------------------------------------------------------
First Merchants Corporation                            100.00      115.05       109.48      118.74       99.35      105.35
Russell 2000                                           100.00      118.33       123.72      146.44      144.15       95.44
Russell 2000 Financial Services                        100.00      121.10       123.76      147.83      122.96       91.75

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Part II: Item 5. and Item 6.

STOCK INFORMATION

================================================================================================================================
                                                         PRICE PER SHARE
    QUARTER                                      HIGH                              LOW                     DIVIDENDS DECLARED(1)
================================================================================================================================
                                         2008             2007          2008             2007            2008             2007
                                      --------------------------     ---------------------------    ---------------------------
First Quarter  .............          $  30.00         $  27.46      $   18.76        $   22.75     $    .23         $    .23
Second Quarter .............             29.98            25.00          18.15            21.51          .23              .23
Third Quarter ..............             27.40            24.95          16.58            18.30          .23              .23
Fourth Quarter .............             22.87            23.44          16.17            19.92          .23              .23

The table above lists per share prices and dividend payments during 2008 and 2007. Prices are as reported by the National Association of Securities Dealers Automated Quotation - Global Select Market System.

Numbers rounded to nearest cent when applicable.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 27, 2009, the number of shares outstanding was 21,178,488. There were 8,405 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to the Corporation's purchases of its equity securities during the quarter ended December 31, 2008, as follows:(2)

=====================================================================================================================
                                                                   TOTAL NUMBER OF            MAXIMUM NUMBER OF
                        TOTAL NUMBER OF     AVERAGE PRICE      SHARES PURCHASED AS PART      SHARES THAT MAY YET
      PERIOD            SHARES PURCHASED    PAID PER SHARE     OF PUBLICALLY ANNOUNCED        BE PURCHASED UNDER
                                                                PLANS OR PROGRAMS(1)         THE PLANS OR PROGRAMS(2)
=====================================================================================================================
October 1-31, 2008               0               $       0                      0                            0
November 1-30, 2008             90(2)                21.17                      0                            0
December 1-31, 2008            198(2)                18.28                      0                            0


(1) The Liquidity section of Management's Discussion & Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual
     Report on Form 10-K and Note 14 to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K include discussions regarding dividend restrictions from the bank subsidiaries to the Corporation.

(2) The shares were purchased in connection with the exercise of certain outstanding stock options.

Part II: Item 5. and Item 6.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation's common stock that may be issued under equity compensation plans as of December 31, 2008.

=========================================================================================================================
                                                                                          Number of securities remaining
                                      Number of securities to      Weighted-average        available for future issuance
                                      be issued upon exercise      exercise price of        under equity compensations
                                      of outstanding options,     outstanding options,      plans (excluding securities
    Plan category                       warrants and rights       warrants and rights       reflected in first column)
=========================================================================================================================

Equity Compensation Plans Approved
  by Stockholders                                    921 214     $             24.80                       226,815(1)
Equity Compensation Plans Not
  Approved by Stockholders(2)                         30 108                   21.50
                                      -----------------------    --------------------    -----------------------------
  Total                                              951 322     $             24.70                       226,815(1)
                                      =======================    ====================    =============================

(1) This number does not include shares remaining available for future issuance under the 1999 Long-term Equity Incentive Plan, which was approved by the Corporation's shareholders at the 1999 annual meeting. The aggregate number of shares that are available for grants under that Plan in any calendar year is equal to the sum of: (a) 1% of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year;
     plus (b) the number of shares that were available for grants, but not granted, under the Plan in any previous year; but in no event will the number of shares available for grants in any calendar year exceed 1.5% of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year. The 1999 Long-term Equity Incentive
     Plan will expire in 2009.

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

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of the Corporation's significant accounting policies, see the notes to the consolidated financial statements and discussion throughout this Annual Report on Form 10-K. Below is a discussion of the Corporation's critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Corporation's financial statements. Management has reviewed the application of these policies with the Corporation's Audit Committee.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Reserves are established for each pool of loans using loss rates based on a three-year average net charge off history by loan category.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge off rates, changes in mix, concentrations of loans in specific industries, asset quality trends (delinquencies, charge offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation's internal loan review.

An unallocated reserve, primarily based on the factors noted above, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans and historical loss allocations are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions.

The Corporation's primary market areas for lending are central, north-central and east-central Indiana and Columbus, Ohio. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation's customers. The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Valuation of Securities. The Corporation's available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES continued

sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security's performance, the creditworthiness of the issuer and the Corporation's ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within other operating income in the consolidated statements of income.

Pension. The Corporation provides pension benefits to its employees. Its accounting policies related to pensions and other postretirement benefits reflect the guidance in SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the balance sheet. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the
Corporation's pension and postretirement benefit obligations and related expenses are presented in Note 16 "Employee Benefit Plans" in the Annual Report for the specific assumptions used by the Corporation.

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

Under SFAS No. 142, "Goodwill and Other Intangible Assets", the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of September 30 of each year. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The tests for impairment fair values are based on internal valuations using management's assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could have a significant impact on the carrying values of goodwill or intangibles and could result in impairment losses being recorded in future periods.

The Corporation cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation's customer base, or a material negative change in its relationship with significant customers.

Derivative Instruments. As part of our asset/liability management program, the Corporation will utilize, from time to time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated income statements or other comprehensive income
(OCI) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

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

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2008

As of December 31, 2008 total assets equaled $4.8 billion, an increase of $1 billion from December 31, 2007. Loans and investments, the Corporation's primary earning assets, totaled $4.2 billion, an increase of $876 million over the prior year. Loans accounted for $846 million of the increase as investment securities increased by $31 million. Of the $876 million increase, the addition of Lincoln accounted for $637 million in loans and $122 million in investments. During 2007 and 2008, management strategically reduced several earning asset categories, with a view toward higher performance and capital maximization. Details of these changes are discussed within the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net income for 2008 totaled $20.6 million, a decrease of $11 million from 2007. Diluted earnings per share totaled $1.14, a decline of $.59 from the 2007 total of $1.73. Net interest margin expanded by 29 basis points from 3.55 percent in 2007 to 3.84 percent in 2008. As a result, net-interest income increased by $16.3 million, or 14.4 percent. Net interest margin remained strong even during the fourth quarter as the Federal Reserve Board lowered the target Fed Funds rate to just 25 basis points. Aggressive deposit pricing and the use of interest rate floors on over $360 million of the Corporation's prime rate indexed loans helped preserve the Corporation's net interest margin.

Provision expense totaled $28.2 million in 2008, an increase of $19.7 million over the prior. The increase in provision expense exceeded the expansion of net interest income by $3.4 million.

Non-interest income decreased $4.2 million in 2008. Income from changes in the cash surrender value of bank owned life insurance (BOLI) declined by $3.9 million. During the fourth quarter the Corporation recorded a loss of $2.1 million due to declines in market value below the stable value wrap. BOLI losses are not tax deductible resulting in a $3.9 million decrease in net income. On December 18, 2008, management changed the investment elections under the separate account policy structure to more conservative investments. The Corporation also recorded an other than temporary loss of $1.5 million on Federal Home Loan Mortgage Corporation preferred stock. The Corporation has no additional equity exposure to FHLMC and FNMA and no remaining exposure to private label mortgage backed investment securities.

Additionally, the Corporation recorded an other than temporary loss of $1.2 million of its $15.5 million original book balance trust preferred pooled investment exposure. The loss is attributable to a Trapeza IV pool, the only pool deemed to be other-than-temporarily impaired as of year-end. The remaining $13.5 million of exposure to trust preferred pools is diversified among eight FTN PreTsl investments.

Total non-interest expenses for the year increased by $6.6 million or 6.5 percent as salary and benefit expense increased by $4.2 million. The remaining increases in other expense include an increase of $1.8 million in other real estate expense and $860,000 of professional services related to loan workouts. First Merchants also sold the assets of Indiana Title Insurance Company, LLC resulting in a $560,000 loss during the month of December.

Return on equity was 5.90 percent in 2008, 9.56 percent in 2007 and 9.45 percent in 2006. Return on assets totaled .54 percent in 2008, .87 percent in 2007 and ..90 percent in 2006. Multiple factors impacting the reported financial results are discussed within the respective sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - 2007 and 2006

As of December 31, 2007 total assets equaled $3.8 billion, an increase of $227.2 million from December 31, 2006. Loans and investments, the Corporation's primary earning assets, increased by $168.5 million, or 5.4 percent. During 2007, management strategically reduced several earning asset categories, with a view toward higher performance and capital maximization. Details of these changes are discussed within the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net income for 2007 totaled $31.6 million, an increase of $1.4 million, or 4.8 percent from 2006. Diluted earnings per share totaled $1.73, a 5.6 percent increase from $1.64 reported in 2006. The increase was primarily attributed to increases in earning assets. This volume increase was offset by a decrease in net interest margin of 16 basis points and increased expenses related to two strategic non-recurring expenses. The first is related to the early redemption of the Corporation's subordinated debentures payable to First Merchants Capital Trust I and subsequent redemption by First Merchants Capital Trust I of its outstanding common and preferred fixed rate securities (NASDAQ-FRMEP). The early redemption of the debentures required the Corporation to accelerate the recognition of the remaining unamortized underwriting fee of approximately $1.8 million, or $.06 per share. The second is related to expenses of $1.1 million related to the successful completion of the Corporation's integration of Commerce National Bank, as well as the charter and data mergers of four banks into First Merchants. These factors and others are discussed within the respective sections of Management's Discussion and Analysis of Financial condition and Results of Operations.

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation's regulatory capital fell slightly below the regulatory "well capitalized" standard at December 31, 2008.

Tier I regulatory capital consists primarily of total stockholders' equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses. The Corporation's Tier I capital to average assets ratio was
7.73 percent and 7.19 percent at December 31, 2008 and 2007, respectively.

At December 31, 2008, the Corporation  had a Tier I risk-based  capital ratio of
7.71 percent and total risk-based capital ratio of 10.24 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

The decrease in the Corporation's regulatory capital ratios for the year is primarily attributable to two factors. The first factor of note is the decline in First Merchants other comprehensive income resulting from investment security write-downs under SFAS 115 totaling $1.3 million during the year. The second factor is a combination of items related to the Lincoln Bancorp acquisition. The Corporation used cash of $16.8 million as part of the $77.3 million purchase price resulting in increased common equity of $60.1 million to acquire an $876 million institution. Additionally, as a result of the acquisition, First
Merchants  added  $32.3  million  of  intangibles  from the  closing  of Lincoln
Bancorp.

The Corporation's GAAP capital ratio, defined as total stockholders' equity to total assets, equaled 8.27 percent as of December 31, 2008, down from 8.99 percent in 2007.

The Corporation's tangible capital ratio, defined as total stockholders' equity less intangibles net of tax to total assets less intangibles net of tax, equaled
5.01 percent as of December 31, 2008, down from 5.72 percent in 2007.

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

========================================================================================
                                                                    December 31,
(Dollars in Thousands)                                          2008            2007
========================================================================================
Average Goodwill.....................................        $  124,403      $  123,191
Average Core Deposit Intangible (CDI)................            11,388          13,868
Average Deferred Tax on CDI..........................            (2,867)         (3,659)
                                                             ----------      ----------
  Intangible Adjustment..............................        $  132,924      $  133,400
                                                             ==========      ==========

Average Stockholders' Equity (GAAP Capital)..........        $  349,594      $  330,786
Intangible Adjustment................................          (132,924)       (133,400)
                                                             ----------      ----------
  Average Tangible Capital...........................        $  216,670      $  197,386
                                                             ==========      ==========

Average Assets.......................................        $3,811,166      $3,639,772
Intangible Adjustment................................          (132,924)       (133,400)
                                                             ----------      ----------
  Average Tangible Assets............................        $3,678,242      $3,506,372
                                                             ==========      ==========

Net Income...........................................        $   20,638      $   31,539
CDI Amortization, Net of Tax.........................             1,919           1,919
                                                             ----------      ----------
  Tangible Net Income................................        $   22,557      $   33,558
                                                             ==========      ==========

Diluted Earnings Per Share...........................        $     1.14      $     1.73
Diluted Tangible Earnings Per Share..................        $     1.24      $     1.83

Return on Average GAAP Capital.......................              5.90%           9.56%
Return on Average Tangible Capital...................             10.41%          17.00%

Return on Average Assets.............................              0.54%           0.87%
Return on Average Tangible Assets....................              0.61%           0.96%

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

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. (See Critical Accounting Policies)

In connection with recent economic developments, many financial institutions, including the Corporation, have experienced unusual and significant declines in the performance of their loan portfolios, and the values of real estate collateral supporting many loans have declined. If current trends in the housing and real estate markets continue, we expect that loan delinquencies and credit losses may increase. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, the Corporation's results of operations and financial condition will be adversely affected in the event the quality of its loan portfolio deteriorates.

At December 31, 2008, non-performing loans totaled $93,658,000, an increase of $60,904,000, of which the addition of Lincoln at December 31 accounted for $35,839,000 of the increase. Loans 90 days past due other than non-accrual and restructured loans increased by $2,404,000. The amount of non-accrual loans totaled $87,546,000 at December 31, 2008 and Lincoln accounted for $33,669,000 of non-accrual loans. Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower's management.

At December 31, 2008, impaired loans totaled $206,126,000, an increase of $119,177,000 from year-end 2007. Lincoln accounted for $56,107,000 of the increase in impaired loans, which were at their fair value on the acquisition date of December 31, 2009. At December 31, 2008, a specific allowance for losses was not deemed necessary for impaired loans totaling $180,729,000, but a specific allowance of $9,790,000 was recorded for the remaining balance of impaired loans of $25,397,000 and is included in the Corporation's allowance for loan losses. The average balance of impaired loans for 2008 was $229,608,000. The increase of total impaired loans is primarily due to the increase of performing, substandard classified loans, which comprise a portion of the Corporation's total impaired loans. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. For the Corporation, all classified loans, including substandard, doubtful and loss credits, are included in the impaired loan total.

In 2008, total net charge-offs were $15,602,000, an increase of $8,873,000 from 2007 of $6,819,000. Net charge-offs included commercial and residential real estate of $7,521,000, commercial and industrial of $6,048,000 and individual loans for household and other personal expenditures, including other loans of $2,033,000.

Commercial construction and land development loans were $252,487,000 at December 31, 2008, an increase of $87,062,000 from December 31, 2007. The addition of Lincoln at December 31 accounted for $66,907,000 of the increase. Construction and land development represents 63.8 percent of total capital and 6.8 percent of total loans. Management continues to closely monitor this portfolio for existing projects, as well as being very selective with additional exposure to this industry.

At December 31, 2008, the allowance for loan losses was $49,543,000, an increase of $21,315,000 from year-end 2007. As a percent of loans, the allowance was 1.33 percent at December 31, 2008 and .98 percent at December 31, 2007. Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at December 31, 2008. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes, will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate. In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

The provision for loan losses in 2008 was $28,238,000, an increase of $19,731,000 from $8,507,000, in 2007, reflecting an increase of 46 basis points in net charge offs during the year.

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY/PROVISION FOR LOAN LOSSES continued

The provision for loan losses in 2007 was $8,507,000, an increase of $2,249,000 from $6,258,000, in 2006, reflecting an increase of 5 basis points in net charge offs during the year.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing and restructured loans for the Corporation.

================================================================================
                                                                December 31,
(Dollars in Thousands)                                      2008            2007
================================================================================
Non-accrual Loans ..............................         $87,546         $29,031

Loans Contractually
   Past Due 90 Days or More
   Other than Non-accruing .....................           5,982           3,578

Restructured Loans .............................             130             145
                                                         -------         -------

   Total .......................................         $93,658         $32,754
                                                         =======         =======

The table below represents loan loss experience for the years indicated.
========================================================================================================
(Dollars in Thousands)                                             2008            2007            2006
========================================================================================================
Allowance for Loan Losses:
    Balance at January 1 ..................................      $28,228         $26,540         $25,188
                                                                 -------         -------         -------
    Charge offs ............................................      22,626           8,557           6,510
    Recoveries ............................................        7,024           1,738           1,604
                                                                 -------         -------         -------
    Net charge offs ........................................      15,602           6,819           4,906
    Provision for Loan Losses .............................       28,238           8,507           6,258
    Allowance Acquired in Acquisition.......................       8,679
                                                                 -------         -------         -------
    Balance at December 31 ................................      $49,543         $28,228         $26,540
                                                                 =======         =======         =======
   Ratio of Net Charge offs During the Period to
     Average Loans Outstanding During the Period ..........         .52%            .24%            .19%

LIQUIDITY

Liquidity management is the process by which the Corporation ensures that adequate liquid funds are available. These funds are necessary in order for the Corporation and its subsidiaries to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to shareholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by the Corporation's asset/liability committee.

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, the Corporation utilizes advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. ("LaSalle") as funding sources. At December 31, 2008, total borrowings from the FHLB were $360,217,000. Our bank subsidiaries have pledged certain mortgage loans and certain investments to the FHLB. The total available remaining borrowing capacity from FHLB at December 31, 2008, was $95,214,000. At December 31, 2008, the revolving line of credit with LaSalle Bank had a balance of $20,000,000 with $5,000,000 remaining borrowing capacity.

On February 20, 2009, First Merchants completed the sale to the Treasury of $116.0 million of newly issued First Merchants non-voting preferred shares as part of the CPP enacted as part of the TARP, under the ESSA. The Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP and, pursuant to the terms of a Letter Agreement and a Securities Purchase Agreement - Standard Terms attached thereto (collectively, the "Securities Purchase Agreement"), the Treasury is empowered to unilaterally amend any provision of the Securities Purchase Agreement with First Merchants to the extent required to comply with any changes in applicable federal statutes.

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

For further discussion, see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The principal source of asset-funded liquidity is investment securities classified as available-for-sale, the market values of which totaled $459,636,000 at December 31, 2008, an increase of $18,800,000, or 4.3 percent over December 31, 2007. Securities classified as held-to-maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held-to-maturity and that are maturing in one year or less totaled $13,131,000 at December 31, 2008. In addition, other types of assets, such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

The Corporation provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2008 are as follows:

=============================================================================
                                                              At December 31,
(Dollars in Thousands)                                            2008
=============================================================================

Amounts of Commitments:
Loan Commitments to Extend Credit ......................      $  794,240
Standby Letters of Credit ..............................          31,194
                                                              ----------
                                                              $  825,434
                                                              ==========

Since many of the commitments are expected to expire unused, or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support the ongoing activities. The required payments under such commitments and other borrowing arrangements at December 31, 2008 are as follows:

========================================================================================================
                                                                                       2014 and
(Dollars in Thousands)               2009      2010      2011      2012       2013      after     Total
========================================================================================================
Operating Leases                  $  2,010   $ 1,844   $ 1,647   $ 1,104   $    461   $    677  $  7,743
Federal Funds Purchased
Securities Sold Under
  Repurchase Agreements             88,061    10,000              14,250                10,000   122,311
Federal Home Loan Bank Advances    137,015    86,183    32,163    72,097      7,756     25,003   360,217
Subordinated Debentures,
  Revolving Credit Lines and
  Term Loans                        20,000                                             115,826   135,826
                                  --------   -------   -------   -------   --------   --------  --------
Total                             $247,086   $98,027   $33,810   $87,451   $  8,217   $151,506  $626,097
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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Corporation's Asset/Liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly.

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK continued

Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2008, remained adequate to meet the Corporation's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation's interest rate sensitivity analysis as of December 31, 2008.

===================================================================================================================================
                                                                                      At December 31, 2008
(Dollars in Thousands)                                          1-180 DAYS   181-365 DAYS    1-5 YEARS    BEYOND 5 YEARS    TOTAL
===================================================================================================================================
Rate-Sensitive Assets:
   Federal Funds Sold.......................................  $    66,237                                               $   66,237
   Interest-bearing Deposits ...............................       38,823                                                   38,823
   Investment Securities ...................................       61,040    $   67,712     $  245,718     $  107,514      481,984
   Loans ...................................................    1,806,018       484,436      1,270,494        165,299    3,726,247
   Federal Reserve and Federal Home Loan Bank Stock ........                                    34,319                      34,319
                                                               ----------    ----------     ----------     ----------   ----------
        Total Rate-sensitive Assets ........................    1,972,118       552,148      1,550,531        272,813    4,347,610
                                                               ----------    ----------     ----------     ----------   ----------
Rate-Sensitive Liabilities:
   Interest-bearing Deposits ...............................    2,193,749       399,526        651,874         13,143    3,258,292
   Securities Sold Under Repurchase Agreements .............       88,061                       24,250         10,000      122,311
   Federal Home Loan Bank Advances .........................       97,630        49,633        202,795         10,159      360,217
   Subordinated Debentures, Revolving Credit
     Lines and Term Loans  .................................       64,926        10,074         60,826                     135,826
                                                               ----------    ----------     ----------     ----------   ----------
        Total Rate-sensitive Liabilities ...................    2,444,366       459,233        939,745        33,302     3,876,646
                                                               ----------    ----------     ----------     ----------   ----------

Interest Rate Sensitivity Gap by Period ....................   $ (472,248)   $   92,915     $  610,786     $  239,511
Cumulative Rate Sensitivity Gap ............................     (472,248)     (379,333)       231,453        470,964
Cumulative Rate Sensitivity Gap Ratio
   at December 31, 2008 ....................................         80.7%         86.9%         106.0%         112.1%
   at December 31, 2007 ....................................         71.1%         82.3%         112.3%         111.2%

The Corporation had a cumulative negative gap of $379,333,000 in the one-year horizon at December 31, 2008, 7.9 percent of total assets.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2008, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

====================================================================================
Driver Rates                 RISING (200 basis points)    FALLING (100 basis points)
====================================================================================
Prime                             200                                    0
Federal Funds                     200                                    0
One-Year CMT                      200                                   (6)
Three-Year CMT                    200                                  (24)
Five-Year CMT                     200                                  (24)
CD's                              200                                  (96)
FHLB Advances                     200                                  (30)

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK continued

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation's rate sensitive assets and liabilities at December 31, 2008. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

================================================================================================================================
                                                         BASE           RISING (200 basis points)      FALLING (100 basis points)
================================================================================================================================
Net Interest Income (Dollars in Thousands)            $144,038                 $154,398                    $145,606
Variance from Base                                                             $ 10,359                    $  1,568
Percent of Change from Base                                                        7.19%                       1.09%

The comparative rising 200 basis points and falling 200 basis points scenarios below, as of December 31, 2007, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management in the base simulation are as follows:

=====================================================================================
Driver Rates                 RISING (200 basis points)     FALLING (200 basis points)
=====================================================================================
Prime                             200                                  (200)
Federal Funds                     200                                  (200)
One-Year CMT                      200                                  (200)
Two-Year CMT                      200                                  (200)
CD's                              200                                  (193)
FHLB Advances                     200                                  (200)

Results for the base, rising 200 basis points, and falling 200 basis points interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

================================================================================================================================
                                                     BASE          RISING (200 Basis Points)         FALLING (200 Basis Points)
================================================================================================================================
Net Interest Income (Dollars in Thousands)           $117,693               $120,089                         $116,063
Variance from Base                                                          $  2,396                         $ (1,630)
Percent of Change from Base                                                      2.0%                            (1.4)%

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2008, and December 31, 2007. Earnings assets increased by $965,684,000. Loans increased by $845,109,000, of which $626,058,000 of the increase was related to the addition of Lincoln on December 31, 2008. Of the remaining increase of $219,051,000, the largest loan segments that increased were in commercial and industrial of $197,236,000 and commercial and farmland real estate of $31,609,000. The largest loan category that decreased was in loans to individuals. This category decreased as management strategically reduced its indirect lending function, our lowest yielding loan category.

Investments increased by $30,817,000. The addition of Lincoln on December 31, 2008, brought an investment portfolio of $122,093,000. The decrease in the portfolio of $91,276,000 during the period was related to a strategic decision to reinvest investment portfolio maturities in higher yielding loans.

=========================================================================================
(Dollars in Thousands)                                               December 31,
=========================================================================================
                                                                2008              2007
                                                              --------          --------
     Federal Funds Sold...................................   $   66,237        $      495
     Interest-bearing Time Deposits.......................       38,823            24,931
     Investment Securities Available for Sale ............      459,636           440,836
     Investment Securities Held to Maturity...............       22,348            10,331
     Mortgage Loans Held for Sale ........................        4,295             3,735
     Loans................................................    3,721,952         2,876,843
     Federal Reserve and Federal Home Loan Bank Stock.....       34,319            25,250
                                                              ---------         ---------
         Total ...........................................   $4,347,610        $3,382,421
                                                              =========         =========

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; subordinated debentures, revolving credit lines and term loans) based on year-end levels at December 31, 2008 and 2007.

===================================================================================
(Dollars in Thousands)                                        December 31,
===================================================================================
                                                       2008                  2007
                                                    ----------           ----------
Deposits ........................................   $3,718,811           $2,844,121
Federal Funds Purchased..........................                            52,350
Securities Sold Under Repurchase Agreements......      122,311              106,497
Federal Home Loan Bank Advances .................      360,217              294,101
Subordinated Debentures, Revolving Credit Lines
   and Term Loans................................      135,826              115,826
                                                    ----------           ----------
                                                    $4,337,165           $3,412,895
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

NET INTEREST INCOME

Net interest income is the primary source of the Corporation's earnings. It is a function of net interest margin and the level of average earning assets. The following table presents the Corporation's asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2008.

In 2008, asset yields decreased 66 basis points on a fully taxable equivalent basis (FTE) and interest cost decreased 95 basis points, resulting in a 29 basis point increase in the interest margin compared to 2007. The decrease in interest income and interest expense was primarily a result of seven federal funds rate decreases of approximately 350 basis points by the Federal Open Market Committee during this period. Growth in earning assets produced a positive volume variance of $7,715,000 (FTE), and a declining interest rate environment produced a positive rate variance of $8,549,000 (FTE), resulting in an increase of $16,264,000 in net interest income.

In 2007, asset yields increased 18 basis points (FTE) and interest cost increased 34 basis points, resulting in a 16 basis point (FTE) decrease in net interest margin as compared to 2006. During the period, growth in earning assets produced a positive volume variance of $8,665,000 (FTE), while interest rate compression produced a negative rate variance of $5,640,000 (FTE), resulting in an increase of $3,025,000 in net interest income.

==============================================================================================
(Dollars in Thousands)                                                 December 31,
==============================================================================================
                                                             2008          2007          2006
                                                            ------        ------        ------
Net Interest Income...................................  $  129,384    $  113,120    $  110,095

FTE Adjustment........................................  $    3,699    $    4,127    $    3,981

Net Interest Income
  on a Fully Taxable Equivalent Basis.................  $  133,083    $  117,247    $  114,076

Average Earning Assets................................  $3,463,477    $3,308,939    $3,072,898

Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        6.44%         7.10%         6.92%

Interest Expense as a Percent
  of Average Earning Assets...........................        2.60%         3.55%         3.21%

Net Interest Income (FTE) as a Percent
  of Average Earning Assets...........................        3.84%         3.55%         3.71%

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

Other income in 2008 amounted to $36,367,000, a 10.3 percent decrease from 2007. The change in other income from 2008 to 2007 was primarily attributable to fluctuations within the following other income items:

     o Insurance commissions increased $711,000 from 2007 due to the purchase of an insurance agency in April 2008.
     o Service Charges increased $581,000 from the same period in 2007 due to increased fees.
     o Fees related to derivative hedge agreements were $510,000. No such fees were collected in 2007.
     o Other than temporary impairments of $2,682,000 were recognized on FHLMC Preferred Stock and Trust Preferred Securities held in the investment portfolio. This was offset by approximately $599,000 in net gains from the sale of various investment securities.
     o Earnings on bank-owned life insurance decreased $3,918,000 from the same period in 2007 as discussed in "RESULTS OF OPERATIONS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OTHER EXPENSES

Other expenses represent non-interest operating expenses of the Corporation. Total other expenses for 2008 were $108,792,000, an increase of $6,610,000 or
6.5 percent from 2007. The change in other expenses from 2008 to 2007 was primarily attributable to fluctuations within the following other expense items:

     o Salary and employee benefits grew $4,163,000, or 7.1 percent, due to staff additions and normal salary increases. Approximately $451,000 of the increase is due to share-based compensation expense recorded in 2008.
     o Expenses related to other real estate owned and repossessed assets were $1,809,000 higher in 2008 than in the same period of 2007.
     o Premises expenses were $1,064,000 higher than the same period in 2007 primarily due to higher real estate taxes and fees paid to a third-party property management company.
     o On December 31, 2008, the Corporation sold its interest in Indiana Title Insurance Company, LLC, for a loss of $560,000.

Total other expenses for 2007 were $102,182,000, $6,125,000, or 6.4 percent higher, than the prior year of $96,057,000. The change in other expenses from 2007 to 2006 was primarily attributable to fluctuations within the following other expense items:

     o Salary and employee benefits grew $2,718,000, or 4.8 percent due, to staff additions and normal salary increases. Approximately $635,000 of the increase is due to share-based compensation expense recorded in 2007.
     o The Corporation wrote off $1,800,000 in unamortized underwriting fees associated with the First Merchants Capital Trust I subordinated debentures being called during 2007.
     o Other expenses increased $1,129,000 primarily due to integration expenses related to bank combinations and name changes.

PART II: ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Income tax expense totaled $8,083,000 for 2008, which is a decrease of $3,260,000 from 2007. The effective tax rates for the periods ending December
31, 2008, 2007 and 2006 were 28.1 percent, 26.4 percent and 28.8 percent, respectively. The Corporation's federal statutory income tax rate is 35 percent and its state tax rate varies from 0 to 8.5 percent depending on the state in which the subsidiary company is domiciled. The effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation's income on tax exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.

INFLATION

Changing prices of goods, services and capital affect the financial position of every business enterprise. The level of market interest rates and the price of funds loaned or borrowed fluctuate due to changes in the rate of inflation and various other factors, including government monetary policy.

Fluctuating interest rates affect the Corporation's net interest income and loan volume. As the inflation rate increases, the purchasing power of the dollar decreases. Those holding fixed-rate monetary assets incur a loss, while those holding fixed-rate monetary liabilities enjoy a gain. The nature of a financial holding company's operations is such that there will generally be an excess of monetary assets over monetary liabilities, and, thus, a financial holding company will tend to suffer from an increase in the rate of inflation and benefit from a decrease.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana


We have audited the accompanying consolidated balance sheets of First Merchants Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in Note 19, the Company  changed its method of accounting  for fair
value  measurements  in  accordance  with  Statement  of  Financial   Accounting
Standards No. 157 in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



Indianapolis, Indiana
March 16, 2009

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                                            December 31,
===================================================================================================================================
                                                                                                    2008                      2007
===================================================================================================================================
Assets
   Cash and Cash Equivalents
      Cash and Due From Banks .......................................................           $    84,249             $   134,188
      Federal Funds Sold.............................................................                66,237                     495
                                                                                                -----------             -----------
        Total Cash and Cash Equivalents..............................................               150,486                 134,683

   Interest-bearing Time Deposits ...................................................                38,823                  24,931
   Investment Securities
      Available for Sale ............................................................               459,636                 440,836
      Held to Maturity (Fair Value of $22,176 and $10,270)...........................                22,348                  10,331
                                                                                                -----------             -----------
        Total Investment Securities .................................................               481,984                 451,167

   Mortgage Loans Held for Sale .....................................................                 4,295                   3,735
   Loans, Net of Allowance for Loan Losses of $49,543 and $28,228....................             3,672,409               2,848,615
   Premises and Equipment ...........................................................                59,641                  44,445
   Federal Reserve and Federal Home Loan Bank Stock .................................                34,319                  25,250
   Interest Receivable ..............................................................                23,976                  23,402
   Core Deposit Intangibles  ........................................................                22,492                  12,412
   Goodwill..........................................................................               143,482                 123,444
   Cash Value of Life Insurance......................................................                93,222                  70,970
   Other Real Estate Owned...........................................................                18,458                   2,573
   Other Assets .....................................................................                40,568                  16,460
                                                                                                -----------             -----------
        Total Assets ................................................................           $ 4,784,155             $ 3,782,087
                                                                                                ===========             ===========

Liabilities
   Deposits
      Noninterest-bearing ...........................................................           $   460,519             $   370,397
      Interest-bearing ..............................................................             3,258,292               2,473,724
                                                                                                -----------             -----------
        Total Deposits ..............................................................             3,718,811               2,844,121

   Borrowings
      Fed Funds Purchased............................................................                                        52,350
      Securities Sold Under Repurchase Agreements....................................               122,311                 106,497
      Federal Home Loan Bank Advances................................................               360,217                 294,101
      Subordinated Debentures, Revolving Credit Lines and Term Loans.................               135,826                 115,826
                                                                                                -----------             -----------
        Total Borrowings.............................................................               618,354                 568,774

   Interest Payable .................................................................                 8,844                   8,325
   Other Liabilities ................................................................                42,243                  20,931
                                                                                                -----------             -----------
        Total Liabilities ...........................................................             4,388,252               3,442,151
                                                                                                -----------             -----------

Commitments and Contingent Liabilities

Stockholders' Equity
   Preferred Stock, No-par Value
      Authorized and Unissued -- 500,000 Shares
   Cumulative Preferred Stock, $1,000 Par Value:
      Authorized -- 600 Shares
      Isssued and Outstanding -- 125 Shares                                                             125
   Common Stock, $.125 Stated Value
      Authorized -- 50,000,000 Shares
      Issued and Outstanding - 21,178,123 and 18,002,787 Shares  ....................                 2,647                   2,250
   Additional Paid-in Capital .......................................................               202,299                 137,801
   Retained Earnings ................................................................               206,496                 202,750
   Accumulated Other Comprehensive Loss .............................................               (15,664)                 (2,865)
                                                                                                -----------             -----------
        Total Stockholders' Equity ..................................................               395,903                 339,936
                                                                                                -----------             -----------
        Total Liabilities and Stockholders' Equity ..................................           $ 4,784,155             $ 3,782,087
                                                                                                ===========             ===========

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)                                                                Year Ended December 31,
===================================================================================================================================
                                                                                       2008               2007               2006
===================================================================================================================================
Interest Income
   Loans Receivable
     Taxable .............................................................           $198,385           $207,268           $186,768
     Tax Exempt ..........................................................              1,013              1,120                828
   Investment Securities
     Taxable .............................................................             12,046             13,744             12,316
     Tax Exempt ..........................................................              5,855              6,548              6,565
   Federal Funds Sold ....................................................                 28                172                373
   Deposits with Financial Institutions ..................................                755                582                500
   Federal Reserve and Federal Home Loan Bank Stock ......................              1,391              1,299              1,256
                                                                                     --------           --------           --------
        Total Interest Income ............................................            219,473            230,733            208,606
                                                                                     --------           --------           --------
Interest Expense
   Deposits ..............................................................             67,581             89,921             74,314
   Federal Funds Purchased ...............................................              1,856              3,589              1,842
   Securities Sold Under Repurchase Agreements ...........................              2,600              3,856              3,228
   Federal Home Loan Bank Advances .......................................             11,168             12,497             10,734
   Subordinated Debentures, Revolving
     Credit Lines and Term Loans .........................................              6,884              7,750              8,124
   Other Borrowings ......................................................                                                      269
                                                                                     --------           --------           --------
        Total Interest Expense ...........................................             90,089            117,613             98,511
                                                                                     --------           --------           --------
Net Interest Income ......................................................            129,384            113,120            110,095
   Provision for Loan Losses .............................................             28,238              8,507              6,258
                                                                                     --------           --------           --------

Net Interest Income After Provision for Loan Losses ......................            101,146            104,613            103,837
                                                                                     --------           --------           --------
Other Income
   Service Charges on Deposit Accounts ...................................             13,002             12,421             11,262
   Fiduciary Activities ........................... ......................              8,031              8,372              7,625
   Other Customer Fees ...................................................              6,776              6,479              5,517
   Commission Income .....................................................              5,824              5,113              4,302
   Earnings on Cash Surrender Value
     of Life Insurance ...................................................               (267)             3,651              2,286
   Net Gains and Fees on Sales of Loans ..................................              2,490              2,438              2,171
   Net Realized and Unrealized Gains (Losses) on
     Available-for-sale Securities .............................. ........             (2,083)                                   (4)
   Other Income ..........................................................              2,594              2,077              1,454
                                                                                     --------           --------           --------
        Total Other Income ...............................................             36,367             40,551             34,613
                                                                                     --------           --------           --------

Other Expenses
   Salaries and Employee Benefits ........................................             63,006             58,843             56,125
   Net Occupancy Expenses ................................................              7,711              6,647              5,886
   Equipment Expenses ....................................................              6,659              6,769              7,947
   Marketing Expenses.....................................................              2,311              2,205              1,932
   Outside Data Processing Fees ..........................................              4,087              3,831              3,449
   Printing and Office Supplies ..........................................              1,214              1,410              1,496
   Core Deposit Amortization..............................................              3,216              3,159              3,066
   Write-off of Unamortized Underwriting Expenses ........................                                 1,771
   Other Expenses ........................................................             20,588             17,547             16,156
                                                                                     --------           --------           --------
        Total Other Expenses .............................................            108,792            102,182             96,057
                                                                                     --------           --------           --------

Income Before Income Tax .................................................             28,721             42,982             42,393
   Income Tax Expense ....................................................              8,083             11,343             12,195
                                                                                     --------           --------           --------
Net Income ...............................................................           $ 20,638           $ 31,639           $ 30,198
                                                                                     ========           ========           ========

Net Income Per Share:
   Basic .................................................................           $   1.14           $   1.73           $   1.64
   Diluted ...............................................................               1.14               1.73               1.64


See notes to consolidated financial statements.


PART II: ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA  CONSOLOIDATED
FINANCIALS STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

===================================================================================================================================
                                                                                                     Year Ended December 31,
(in thousands, except share data)                                                              2008           2007           2006
===================================================================================================================================

Net Income ...........................................................................       $ 20,638       $ 31,639       $ 30,198
                                                                                             --------       --------       --------
Other Comprehensive Income (Loss), Net of Tax:
  Unrealized Losses on Securities Available for Sale:
     Unrealized Holding Gains/(Losses) Arising During the Period,
       Net of Income Tax Benefit (Expense) of $1,356, $(1,437), and $(1,242)..........        (2,518)         2,743           2,087
     Reclassification Adjustment for (Gains) Losses Included in Net Income,
       Net of Income Tax Expenses (Benefit) of $(833), $0, and $(1)...................         1,250                              2
  Unrealized Gains (Losses) on Cash Flow Hedge Assets:
     Unrealized (Gains) Losses Arising During the Period,
       Net of Income Tax Benefit of $(1), $(501), and $83.............................             2          1,057            (125)
  Defined Benefit Pension Plans, Net of Income Tax Expense of $7,689, ($1,827) and $0
     Net Gain Arising During Period...................................................       (11,518)         2,725
     Prior Service Cost Arising During Period ........................................                           30
     Amortization of Prior Service Cost...............................................           (15)           (15)
                                                                                            --------       --------       ---------
                                                                                             (12,799)         6,540           1,964
                                                                                            --------       --------       ---------
  COMPREHENSIVE INCOME                                                                      $  7,839       $ 38,179        $ 32,162
                                                                                            ========       ========       =========


PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               PREFERRED         COMMON STOCK                               ACCUMULATED OTHER
                                           ================ =====================  ADDITIONAL     RETAINED   COMPREHENSIVE
(in thousands, except share data)          SHARES  AMOUNT       SHARES     AMOUNT PAID-IN CAPITAL EARNINGS    INCOME (LOSS)   TOTAL
                                          ------- ---------  ----------- -------- --------------  -------- ----------------- -------
Balances, December 31, 2005                                    18,416,714    $ 2,302   145,682      174,717     (9,305)     313,396

  Net Income for 2006......................                                                          30,198                  30,198
  Cash Dividends ($.92 per Share)..........                                                         (16,950)                (16,950)
  Other Comprehensive Income (Loss),
     Net of Tax ...........................                                                                      1,964        1,964
  Adjustment to Initially Apply SFAS
     Statement No. 158, Net of Tax.........                                                                     (2,064)      (2,064)
  Share-based Compensation ................                                                972                                  972
  Stock Issued Under Employee Benefit Plans                        41,391          5       852                                  857
  Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan ..............                        48,788          6     1,184                                1,190
  Stock Options Exercised .................                        90,138         11     1,598                                1,609
  Stock Redeemed ..........................                      (234,495)       (29)   (5,661)                              (5,690)
  Issuance of Stock Related to Acquisition.                        77,307         10     1,833                                1,843
                                                              -----------   --------  --------    ---------   --------    ---------
Balances, December 31, 2006                                    18,439,843      2,305   146,460      187,965     (9,405)    $327,325
                                                              -----------   --------  --------    ---------  ---------    ---------
  Net Income for 2007......................                                                          31,639                  31,639
  Cash Dividends ($.92 per Share)..........                                                         (16,854)                (16,854)
  Other Comprehensive Income (Loss),
     Net of Tax ...........................                                                                      6,540        6,540
  Tax Benefit from Stock Options Exercised.                                                116                                  116
  Share-based Compensation ................                         3,292                1,468                                1,468
  Stock Issued Under Employee Benefit Plans                        38,537          5       782                                  787
  Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan ..............                        51,168          6     1,164                                1,170
  Stock Options Exercised .................                        35,142          5       491                                  496
  Stock Redeemed ..........................                      (565,195)       (71)  (12,680)                             (12,751)
                                                              -----------   --------  --------    ---------   --------    ---------
Balances, December 31, 2007                                    18,002,787      2,250   137,801      202,750     (2,865)    $339,936
                                                              -----------   --------  --------    ---------   --------    ---------
  Net Income for 2008......................                                                          20,638                  20,638
  Cash Dividends ($.92 per Share)..........                                                         (16,775)                (16,775)
  Effects of changing the pension plan
    measurement date pursuant to FASB
    No. 158
      Service cost, interest cost and
         expected rate of return on plan
         assets for October 1 - December
         31, 2009 net of tax...............                                                             (64)                    (64)
      Amortization of prior service costs
         for October 1 - December 31,
         2007, net of tax .................                                                             (53)                    (53)
  Cumulative preferred stock
    Issued ................................    125       $125                                                                   125
  Other Comprehensive Income (Loss),
     Net of Tax ...........................                                                                    (12,799)     (12,799)
  Tax Benefit from Stock Options Exercised                                                 156                                  156
  Share-based Compensation ................                           225          1     1,897                                1,898
  Stock Issued Under Employee Benefit Plans                        50,119          6       767                                  773
  Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan ..............                        44,554          6     1,015                                1,021
  Stock Options Exercised .................                       122,890         15     1,618                                1,633
  Stock Redeemed ..........................                      (134,169)       (17)   (2,171)                              (2,188)
  Issuance of Stock Related to Acquisitions                     3,091,717        386    61,216                               61,602
                                           -------  --------- -----------   --------  --------    ---------  ---------    ---------
Balances, December 31, 2008                    125       $125  21,178,123   $  2,647  $202,299    $ 206,496  $ (15,664)    $395,903
                                           =======  ========= ===========   ========  ========    =========  =========    =========

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================================================================
                                                                                            Year Ended December 31,
(in thousands, except share data)                                                  2008               2007               2006
================================================================================================================================
Operating Activities:
   Net Income .........................................................         $  20,638          $  31,639          $  30,198
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
     Provision for Loan Losses ........................................            28,238              8,507              6,258
     Depreciation and Amortization.....................................             4,613              4,331              5,382
     Change in tax accruals............................................            (8,666)            (2,162)            (2,412)
     Share-based Compensation..........................................             1,898              1,468                833
     Tax Benefits from Stock Options Exercised.........................              (156)              (116)              (139)
     Mortgage Loans Originated for Sale................................          (102,591)          (123,051)          (123,256)
     Proceeds from Sales of Mortgage Loans ............................           104,250            124,729            122,753
     Net Change in:
         Interest Receivable ..........................................             2,858                943             (4,655)
         Interest Payable..............................................            (1,217)            (1,001)             3,452
     Gains on Sales of Securities Available for Sale                                  599                                    (4)
     Recognized Loss on Other-than-Temporary Impairment                            (2,682)
     Pension Adjustments for Measurement Date Change                                 (117)
     Other Adjustments.................................................            (8,652)             4,731             (2,829)
                                                                                ---------          ---------          ---------
         Net Cash Provided by Operating Activities.....................            39,013             50,018             35,581
                                                                                ---------          ---------          ---------

Investing Activities:
   Net Change in Interest-bearing Deposits ............................            10,716            (13,647)            (2,536)
   Purchases of
     Securities Available for Sale.....................................          (100,988)           (69,536)          (100,355)
     Securities Held to Maturity.......................................           (29,058)            (8,466)
   Proceeds from Maturities of
     Securities Available for Sale ....................................           139,825             81,069             64,778
     Securities Held to Maturity.......................................            17,042              7,418              6,526
   Proceeds from Sales of
     Securities Available for Sale ....................................            60,335              7,219                575
   Proceeds from Sales of Mortgages....................................                               26,773
   Purchase of Federal Reserve and Federal Home Loan Bank Stock........              (261)            (1,559)              (491)
   Purchase of Bank-owned Life Insurance...............................              (706)            (4,500)           (18,000)
   Net Change in Loans.................................................          (250,621)          (221,873)          (245,685)
   Net Cash Received (Paid) in Acquisition..............................            6,934               (370)               (59)
   Other Adjustments...................................................            (4,181)            (4,143            (8,358)
                                                                                ---------          ---------          ---------
         Net Cash Used by Investing Activities.........................          (150,963)          (201,615)          (303,605)
                                                                                ---------          ---------          ---------

Cash Flows from Financing Activities:
   Net Change in:
     Demand and Savings Deposits.......................................            74,992             65,035            133,591
     Certificates of Deposit and Other Time Deposits ..................           144,328             28,548            234,372
   Proceeds from the Sale of Other Real Estate Owned                               10,775              3,633              6,301
   Receipt of Borrowings ..............................................           961,074            457,157            182,454
   Repayment of Borrowings.............................................        (1,048,161)          (331,016)          (249,927)
   Cash Dividends......................................................           (16,775)           (16,852)           (16,951)
   Stock Issued Under Employee Benefit Plans...........................               773                787                857
   Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan ..........................................             1,021              1,170              1,190
   Stock Options Exercised.............................................             1,633                496              1,228
   Cumulative Preferred Stock Issued...................................               125
   Tax Benefits from Stock Options Exercised...........................               156                116                139
   Stock Redeemed......................................................            (2,188)           (12,751)            (5,690)
                                                                                ---------          ---------          ---------
         Net Cash Provided by Financing Activities.....................           127,753            196,323            287,564
                                                                                ---------          ---------          ---------
Net Change in Cash and Cash Equivalents ...............................            15,803             44,726             19,540
Cash and Cash Equivalents, Beginning of Year...........................           134,683             89,957             70,417
                                                                                ---------          ---------          ---------
Cash and Cash Equivalents, End of Year.................................         $ 150,486          $ 134,683          $  89,957
                                                                                =========          =========          =========
Additional Cash Flows Information:
   Interest Paid .......................................................        $  89,570          $ 118,614          $  95,059
   Income Tax Paid......................................................           18,393             12,206             14,385
   Loans Transferred to Other Real Estate Owned.........................           24,647              4,038              5,605


See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation ("Corporation"), and its wholly owned subsidiaries, First Merchants Bank, N.A. ("First Merchants"), First Merchants Bank of Central Indiana, N.A. ("Central Indiana"), Lafayette Bank and Trust Company, N.A. ("Lafayette"), Commerce National Bank ("Commerce National"), and Lincoln Bank ("Lincoln"), (collectively the "Banks"), First Merchants Trust Company, National Association ("FMTC"), First Merchants Insurance Services, Inc. ("FMIS"), and First Merchants
Reinsurance Company ("FMRC"), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.

On December 31, 2008, the Corporation acquired Lincoln Bancorp, parent company of Lincoln Bank, through a merger of Lincoln Bancorp into the Corporation. Lincoln Bank adds seventeen Indiana banking locations in the Indianapolis area. The banking locations are in Avon, Bargersville, Brownsburg, Crawfordsville, Frankfort, Franklin, Greenwood, Mooresville, Morgantown, Nashville, Plainfield and Trafalgar. Lincoln also has two loan production offices located in Carmel and Greenwood, Indiana.

On December 31, 2008, the Corporation sold its interest in Indiana Title Insurance Company, LLC, a full service title insurance agency.

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

The Corporation is a financial holding company whose principal activity is the ownership and management of the Banks and operates in a single significant business segment. Four of the Banks operate under national bank charters and provide full banking services. As national banks, the Banks are subject to the regulation of the Office of Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Lincoln is an Indiana commercial bank, subject to examination by the Indiana Department of Financial Institutions ("IDFI") and FDIC. The IDFI and the FDIC regulate or monitor virtually all areas of the Bank's operations. The banks must undergo regular on-site examinations by the FDIC and IDFI and must submit periodic reports to the FDIC and the IDFI. The Corporation plans to merge Lincoln with Central Indiana under the Central Indiana charter and has applied to the OCC for approval of the merger.

The Banks generate commercial, mortgage, and consumer loans and receive deposits from customers located primarily in central, north-central and east-central Indiana and Butler, Franklin and Hamilton counties in Ohio. The addition of Lincoln adds seventeen locations to central Indiana. The Banks' loans are generally secured by specific items of collateral, including real property, consumer assets and business assets.

CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and all its subsidiaries, after elimination of all material intercompany transactions.

FAIR VALUE MEASUREMENTS

The Corporation used fair value measurements to record fair value adjustments, to certain assets, and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted SFAS No. 157 for all applicable financial and nonfinancial assets and liabilities. The accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.

As defined in SFAS No. 157, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants. It represents an exit price at the measurement date. Market participants are buyers and sellers, who are independent, knowledgeable, and willing and able to transact in the principal (or most advantageous) market for the asset or liability being measured. Current market conditions, including imbalances between supply and demand, are considered in determining fair value. The Corporation values its assets and liabilities in the principal market where it sells the particular asset or transfers the liability with the greatest volume and level of activity. In the absence of a principal market, the valuation is based on the most advantageous market for the asset or liability (i.e., the market where the asset could be sold or the liability transferred at a price that maximized the amount to be received for the asset for minimizes the amount to be paid to transfer the liability).

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability. Inputs can be observable or unobservable. Observable inputs are those assumptions which market participants would use in pricing the particular asset or liability. These inputs are based on market data

PART  II:  ITEM  8.   FINANCIAL   STATEMENTS  AND   SUPPLEMENTARY   DATA
CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 1

FAIR VALUE MEASUREMENTS continued

and are obtained from a source independent of the Corporation. Unobservable inputs are assumptions based on the Corporation's own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date. All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy which gives the highest ranking to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted prices for similar assets; (ii) observable inputs for the asset or liability, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation considers an input to be significant if it drives 10 percent or more of the total fair value of a particular asset or liability.

Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses.

A brief description of current accounting practices and current valuation methodologies are presented below.

HELD TO MATURITY SECURITIES are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

AVAILABLE FOR SALE SECURITIES are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices when available. If quoted prices are not available, fair values are measured using independent third-party pricing services.

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include treasury securities, agencies, mortgage backs, state and municipal, corporate obligations, and marketable equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include corporate obligations and municipal securities.

The Corporation has certain securities that have had a drop in fair market value as a result of the widening in market spreads that many sectors have experienced in recent months. Management has determined that most of these securities are not deemed to be other-than-temporarily impaired as the drop in market value is a result of illiquidity in the current market rather than poor performance. Additionally, based on managements analysis, there has not been an adverse change in future cash flows of the securities. Securities available-for-sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax. As discussed in Note 4 INVESTMENT SECURITIES, two securities were deemed to be other than temporarily impaired in 2008.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

INTEREST RATE SWAP AGREEMENTS are estimated by a third-party using inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

LOANS HELD FOR SALE are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

LOANS held in the Corporation's portfolio are carried at the principal amount outstanding. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. A loan is impaired when, based on current information or events, it is probable that the Banks will be unable to collect all amounts

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 1

FAIR VALUE MEASUREMENTS continued

due (principal and interest) according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectable. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

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

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Reserves are established for each pool of loans using loss rates based on a three-year average net charge off history by loan category.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge off rates, changes in mix, concentration of loans in specific industries, asset quality trends (delinquencies, charge offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation's internal loan review. An unallocated reserve, primarily based on the factors noted above, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans and historical loss allocations are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions.

PREMISES AND EQUIPMENT is carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and declining balance methods based on the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK are required investments for institutions that are members of the Federal Reserve Bank ("FRB") and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 1

FAIR VALUE MEASUREMENTS continued

INTANGIBLE ASSETS that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over 3 to 20 years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

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

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under SFAS No. 133 and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swaps agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with SFAS No. 157), resulting in some volatility in earnings each period.

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

Certain reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges that in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Corporation.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Corporation's ability to meet regulatory capital requirements and maintain sufficient liquidity.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 2

BUSINESS COMBINATIONS

On December 31, 2008, the Corporation acquired 100 percent of the outstanding shares of Lincoln Bancorp, the holding company of Lincoln Bank. Lincoln Bank is a state chartered bank headquartered in Plainfield, Indiana. Lincoln Bancorp was merged into the Corporation and Lincoln Bank maintained its state charter as a wholly owned subsidiary of the Corporation. Lincoln Bank has seventeen banking centers in Brown, Clinton, Hamilton, Hendricks, Johnson, Montgomery and Morgan counties in Indiana. As a result of this acquisition, the Corporation will have the opportunity to increase its customer base and continue to increase its market share in the Indianapolis area.

The aggregate purchase price was $77.3 million comprised of $16.8 million in cash, $60.1 million in stock issued and $.4 million in legal and audit fees related to the acquisition. The purchase price resulted in approximately $19.8 million in goodwill and $12.5 million in core deposit intangible. The core deposit intangible asset is being amortized over ten years, using an accelerated method. Goodwill will not be amortized but will instead be evaluated at least annually for impairment.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

=================================================================
(Dollars in Thousands)                              December 31,
=================================================================
                                                       2008
                                                    ----------
Cash.............................................   $    7,177
Interest bearing time deposits...................       24,608
Investment securities............................      122,093
Mortgage loans held for sale.....................        2,219
Loans, net of allowance for loan losses of $8,679      626,058
Premises and equipment...........................       15,624
Federal Home Loan Bank stock.....................        8,808
Interest receivable..............................        3,465
Core Deposit Intangible..........................       12,461
Goodwill.........................................       19,813
Cash Surrender value of life insurance...........       21,903
Other real estate owned..........................        3,017
Other assets.....................................       11,788
                                                    ----------
         Total assets acquired..................    $  879,034
                                                    ----------
Deposits.........................................   $  653,157
Securities sold under repurchase agreements......       15,300
FHLB advances....................................      121,367
Interest payable.................................        1,736
Other liabilities................................       10,184
                                                    ----------
         Total liabilities.......................      801,744
                                                    ----------
                  Net assets acquired............   $   77,290
                                                    ==========

The following table presents pro forma information for the periods ended December 31, 2008 as if the acquisitions had occurred at the beginning of 2008 and 2007. The pro forma financial information is not indicative of the results of operations had the transaction been effected on the assumed dates and is not intended to be a projection of future results.

===================================================================================
(Dollars in Thousands except per share data)                  December 31,
===================================================================================
                                                       2008                   2007
                                                    ----------             --------

Net Interest Income..............................   $  106,495           $  134,906
Net Income (loss)................................   $  (13,638)          $   33,387

Per share - combined:
         Basic net income.......................   $    (5.20)          $     2.08
         Diluted net income.....................   $    (5.20)          $     2.07


On April 1, 2008, the Corporation acquired Patishall Insurance Agency, Inc. ("Patishall"), which was merged into First Merchants Insurance Services, Inc., a wholly owned subsidiary of the Corporation. The Corporation issued approximately 51,302 shares of its common stock at a cost of $28.513 per share to complete the transaction. This transaction was deemed to be an immaterial acquisition.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 2

BUSINESS COMBINATIONS continued

Purchased Loans subject to SOP 03-3

The American Institute of Public Accountants Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3") addresses accounting for differences between contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools, or as a part of a business combination. It is not applicable to loans originated by the lender. The application of SOP 03-3 limits interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over it's remaining life. Decreases in expected cash flows should be recognized as impairment.

The Corporation has purchased loans on December 31, 2008, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans was reduced by $2,003,000. The carrying amount of these loans is as follows as of December 31, 2008:

===============================================================
(Dollars in Thousands except per share data)       December 31,
===============================================================
                                                       2008
                                                    ---------

Commercial real estate                              $  10,320
                                                    ---------
Outstanding Balance                                    10,320
                                                    ---------
Carrying amount, net of allowance                   $   8,317
                                                    =========

These loans were considered impaired at December 31, 2008 and no accretable yield was assigned at the date of acquisition.

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2008, was $17,275,000.

NOTE 4

INVESTMENT SECURITIES

The Corporation's management has evaluated all securities with unrealized losses for other than temporary impairment as of December 31, 2008. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. The Corporation holds ten trust preferred pool securities and four single issuer securities. Such investments have a book value of $18.8 million and a fair value of $9.8, which is only 2 percent of the Corporation's entire investment portfolio. On all but one small pool investment, the Corporation utilizes broker quotes to determine their fair value.

The Corporation utilizes a third party for portfolio accounting services, including market value input. The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing our portfolio and how the vendor was classifying these securities based upon these inputs. From these discussions, the Corporation's management is comfortable the classifications are proper. The Corporation has gained trust in the data for two reasons: (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

The fair values of the investments have been impacted by the recent market conditions which have caused risk and liquidity premiums to increase resulting in a significant decline in the fair value of the Corporation's trust preferred securities, or the value the Corporation could realize if it were forced to immediately sell the securities into the secondary market. Management has determined that (a) the drop in market value is a result of illiquidity in the current market rather than poor performance, and (b) there has not been an adverse change in future cash flows of the securities.

The Corporation has the intent and ability to hold these, and all other, investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them, with one exception, to be other-than-temporarily impaired at December 31, 2008. The one exception is a smaller trust preferred pool that has been deemed other than temporarily impaired, due to a higher rate of defaults and deferrals from the underlying banks in the pool. A $1.2 million loss was included in the earnings for 2008 establishing a new cost basis of $770,000.

During 2008, the Corporation owned shares of a series of preferred stock issued by the Federal Home Loan Mortgage Corporation ("FHLMC"). On September 7, 2008, the Federal Housing Finance Agency ("FHFA") was appointed as conservator of FHLMC, and the U.S. Treasury Department disclosed that it had entered into a Senior Preferred Stock Purchase Agreement with FHLMC, contemplating an investment of up to $100 billion. The senior preferred stock has a liquidation preference senior to all FHLMC stock, including the series of preferred stock held by the Corporation. In addition, the terms of the senior preferred stock prohibit FHLMC from declaring or paying any dividend or making any other distribution with respect to any stock other than the senior preferred stock without the consent of the U.S. Treasury Department. In connection with the appointment of the FHFA as conservator, the FHFA announced that it was eliminating the payment of all future dividends on all FHLMC stock, including dividends on the series of preferred stock that the Corporation owns. After assessing these events, during the third quarter of 2008, the Corporation recorded an other-than-temporary impairment write-down of $1,458,000 related to its investments in the preferred securities issued by FHLMC. The investment was sold during the fourth quarter of 2008 triggering an additional $47,000 loss.

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

====================================================================================================================================
                                                                                         GROSS             GROSS
                                                                    AMORTIZED          UNREALIZED        UNREALIZED            FAIR
(Dollars in Thousands)                                                 COST              GAINS             LOSSES              VALUE
====================================================================================================================================
Available for Sale at December 31, 2008
   U.S. Government-sponsored Agency Securities..                    $  15,451           $    218                          $  15,669
   State and Municipal .........................                      156,426              3,220          $   107           159,539
   Mortgage-backed Securities ..................                      265,820              4,472              215           270,077
   Corporate Obligations........ ...............                       19,822                               8,978            10,844
   Marketable Equity Securities ................                        3,507                                                 3,507
                                                                     --------           --------         --------          --------
      Total Available for Sale .................                      461,026              7,910            9,300           459,636
                                                                     --------           --------         --------          --------
Held to Maturity at December 31, 2008
   U.S. Treasury ...............................                       11,675                                   1            11,674
   State and Municipal .........................                       10,666                 93              264            10,495
   Mortgage-backed Securities ..................                            7                                                     7
                                                                     --------           --------         --------          --------
      Total Held to Maturity ...................                       22,348                 93              265            22,176
                                                                     --------           --------         --------          --------
      Total Investment Securities ..............                     $483,374           $  8,003         $  9,565          $481,812
                                                                     ========           ========         ========          ========
Available for Sale at December 31, 2007
   U.S. Treasury ...............................                    $   1,501           $     18                           $  1,519
   U.S. Government-sponsored Agency Securities..                       67,793                240         $     98            67,935
   State and Municipal .........................                      150,744              2,324              156           152,912
   Mortgage-backed Securities ..................                      199,591              1,654            1,444           199,801
   Corporate Obligations........ ...............                       13,740                               1,294            12,446
   Marketable Equity Securities ................                        6,835                                 612             6,223
                                                                     --------           --------         --------          --------
      Total Available for Sale .................                      440,204              4,236            3,604           440,836
                                                                     --------           --------         --------          --------
Held to Maturity at December 31, 2007
   State and Municipal .........................                       10,317                237              298            10,256
   Mortgage-backed Securities ..................                           14                                                    14
                                                                     --------           --------         --------          --------
      Total Held to Maturity ...................                       10,331                237              298            10,270
                                                                     --------           --------         --------          --------
      Total Investment Securities ..............                     $450,535           $  4,473         $  3,902          $451,106
                                                                     ========           ========         ========          ========

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The historical cost of these investments totaled $69,909,000 and $214,293,000 at December 31, 2008 and 2007,
respectively. Total fair value of these investments was $60,343,000 and $210,391,000, which is approximately 12.5 and 46.6 percent of the Corporation's available-for-sale and held-to-maturity investment portfolio at December 31, 2008 and 2007, respectively.

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

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

====================================================================================================================================
                                                                              GROSS                   GROSS                  GROSS
                                                                 FAIR      UNREALIZED    FAIR      UNREALIZED    FAIR     UNREALIZED
(Dollars in Thousands)                                           VALUE        LOSSES     VALUE        LOSSES     VALUE       LOSSES
====================================================================================================================================
                                                                    Less than 12            12 Months or
                                                                       Months                  Longer                  Total
                                                                   --------------          --------------            ---------
Temporarily Impaired Investment
   Securities at December 31, 2008:
U.S. Treasury........................ .....................     $ 11,374     $    (1)                          $ 11,374   $     (1)
U.S. Government-sponsored Agency Securities ...............
State and Municipal .......................................       10,274        (124)   $  3,582     $  (247)    13,856       (371)
Mortgage-backed Securities ................................       13,315         (47)     11,755        (168)    25,070       (215)
Corporate Obligations .....................................        7,302         (69)      2,741      (8,909)    10,043     (8,978)
Marketable Equity Securities ..............................
                                                                --------     -------    --------     -------   --------   --------
   Total Temporarily Impaired Investment Securities .......     $ 42,265     $  (241)   $ 18,078     $(9,324)  $ 60,343   $ (9,565)
                                                                ========     =======    ========     =======   ========   ========
                                                               ---------------------------------------------------------------------
                                                                              GROSS                   GROSS                  GROSS
                                                                 FAIR      UNREALIZED    FAIR      UNREALIZED    FAIR     UNREALIZED
                                                                VALUE        LOSSES     VALUE        LOSSES     VALUE       LOSSES
                                                               ---------------------------------------------------------------------
                                                                    Less than 12            12 Months or
                                                                       Months                  Longer                  Total
                                                                   --------------          --------------            ---------
Temporarily Impaired Investment
   Securities at December 31, 2007:
U.S. Government-sponsored Agency Securities ...............                            $ 45,572     $   (98)  $ 45,572     $    (98)
State and Municipal .......................................     $   858      $   (7)     60,996        (447)    61,854         (454)
Mortgage-backed Securities ................................       3,489         (30)     86,161      (1,414)    89,650       (1,444)
Corporate Obligations .....................................      12,415      (1,294)                            12,415       (1,294)
Marketable Equity Securities ..............................                                 900        (612)       900         (612)
                                                               --------     -------    --------     -------   --------     --------
   Total Temporarily Impaired Investment Securities .......    $ 16,762     $(1,331)   $193,629     $(2,571)  $210,391     $ (3,902)
                                                               ========     =======    ========     =======   ========     ========

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2008 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

===================================================================================================================================
                                                                               AVAILABLE FOR SALE               HELD TO MATURITY
                                                                        AMORTIZED COST    FAIR VALUE    AMORTIZED COST   FAIR VALUE
===================================================================================================================================
Maturity Distribution at December 31, 2008:
  Due in One Year or Less..........................................        $ 30,737        $ 30,946        $ 13,131        $ 13,130
  Due After One Through Five Years.................................          75,159          76,377             435             441
  Due After Five Through Ten Years.................................          34,700          35,318           3,990           3,767
  Due After Ten Years .............................................          51,103          43,411           4,785           4,831
                                                                           --------        --------        --------        --------
                                                                           $191,699        $186,052        $ 22,341        $ 22,169

  Mortgage-backed Securities.......................................         265,820         270,077               7               7
  Marketable Equity Securities ....................................           3,507           3,507
                                                                           --------        --------        --------        --------
    Totals.........................................................        $461,026        $459,636        $ 22,348        $ 22,176
                                                                           ========        ========        ========        ========

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

Securities with a carrying value of approximately $281,925,000, $191,470,000 and 143,652,000 were pledged at December 31, 2008, 2007 and 2006, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2008, 2007 and 2006 were $60,335,000, $7,219,000 and $575,000, respectively. Gross gains of
$653,000,  $0 and $0 in 2008, 2007 and 2006, and gross losses of $54,000, $0 and
$4,000 in 2008, 2007 and 2006, were realized on those sales.


NOTE 5

LOANS AND ALLOWANCE

                                                     2008              2007
                                                =============================
Loans at December 31:
  Commercial and Industrial Loans..............  $  904,646        $  662,701
  Agricultural Production
    Financing and Other Loans to Farmers.......     135,099           114,324
  Real Estate Loans:
    Construction...............................     252,487           165,425
    Commercial and Farmland....................   1,202,372           947,234
    Residential................................     956,245           744,627
  Individuals' Loans for
    Household and Other Personal Expenditures..     201,632           187,880
  Tax-exempt Loans.............................      28,070            16,423
  Lease Financing Receivables,
    Net of Unearned Income ....................       8,996             8,351
  Other Loans..................................      32,405            29,878
                                                 ----------        ----------
                                                  3,721,952         2,876,843
   Allowance for Loan Losses...................     (49,543)          (28,228)
                                                 ----------        ----------
       Total Loans........................       $3,672,409        $2,848,615
                                                 ==========        ==========

Residential Real Estate Loans Held for Sale at December 31, 2008 and 2007 were $4,295,000 and $3,735,000, respectively.

                                                     2008              2007               2006
                                                  ==============================================
Allowance for Loan Losses
   Balance, January 1 .........................   $  28,228        $   26,540        $    25,188

   Provision for Losses .......................      28,238             8,507              6,258

   Recoveries on Loans ........................       7,024             1,738              1,604
   Loans Charged Off ..........................     (22,626)           (8,557)            (6,510)
   Allowance Acquired in Acquisition...........       8,679
                                                  ---------        ----------        -----------
   Balance, December 31 .......................   $  49,543        $   28,228        $    26,540
                                                  =========        ==========        ===========

Information on nonaccruing, contractually past due 90 days or more other than nonaccruing and restructured loans is summarized below:

                                                     2008              2007
                                                ============================

Non-accrual Loans.........................        $ 87,546         $  29,031
Loans Contractually Past Due 90
  Days or More Other Than Nonaccruing.....           5,982             3,578
Restructured Loans........................             130               145
                                                  --------          --------
     Total Non-performing Loans...........        $ 93,658         $  32,754
                                                  ========         =========

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE continued

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. For the Corporation, all classified loans, including substandard, doubtful and loss credits, are included in the impaired loan total. The fair value for impaired loans is measured based on the value of the collateral securing those loans and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically valued by using the financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate. Information on impaired loans is summarized below:

Information on impaired loans is summarized below:
                                                                   2008                 2007                 2006
=====================================================================================================================
As of, and for the Year Ending December 31:
   Impaired Loans with an Allowance ..........................    $ 25,397             $ 21,304             $ 17,291
   Impaired Loans for which the Discounted
       Cash Flows or Collateral Value Exceeds the
       Carrying Value of the Loan ............................     180,729               65,645               43,029
                                                                  --------              -------             --------
          Total Impaired Loans ...............................    $206,126              $86,949             $ 60,320
                                                                  ========              =======             ========
   Total Impaired Loans as a Percent
       of Total Loans ........................................        5.53%                3.02%                2.24%

   Allowance for Impaired Loans (Included in the
       Corporation's Allowance for Loan Losses) ..............    $  9,790             $  6,034             $  4,130
   Average Balance of Impaired Loans .........................     229,608              103,272               66,139
   Interest Income Recognized on Impaired Loans ..............       8,078                6,675                5,143
   Cash Basis Interest Included Above ........................         997                1,143                1,364

NOTE 6

PREMISES AND EQUIPMENT

                                                          2008           2007
================================================================================
Cost at December 31:
   Land ..........................................      $ 14,839       $  7,993
   Buildings and Leasehold Improvements ..........        61,295         47,853
   Equipment .....................................        49,817         40,455
                                                        --------       --------
       Total Cost ................................       125,951         96,301
   Accumulated Depreciation and Amortization .....       (66,310)       (51,856)
                                                        --------       --------
       Net .......................................      $ 59,641       $ 44,445
                                                        ========       ========

The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2008, 2007 and 2006 was $2,213,000, $2,477,000 and $2,651,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2008, expiring at various dates through the year 2016 are as follows for the years ending December 31:

====================================================
2009  ................................       $ 2,010
2010  ................................         1,844
2011  ................................         1,647
2012  ................................         1,104
2013  ................................           461
After 2013 ...........................           677
                                             -------
Total Future Minimum Obligations             $ 7,743
                                             =======

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 7

GOODWILL

The changes in the carrying amount of goodwill at December 31 are noted below. During 2008, the Corporation purchased Lincoln Bancorp and Patishall, as discussed in Note 2, Business Combinations. These purchases resulted in acquired Goodwill of approximately $19,813,000 for Lincoln and $1,415,000 for Patishall. Also, on December 31, 2008, the Corporation sold its interest in the assets of Indiana Title Insurance Company, LLC (ITIC). This sale resulted in a write-off of Goodwill of approximately $1,190,000. No impairment loss was recorded in 2008 and 2007.

                                                      2008             2007
=============================================================================
Balance, January 1 ..............................  $ 123,444        $ 123,168
Goodwill acquired ...............................     21,228              276
Write-off from sale of subsidiary assets              (1,190)
                                                   ---------        ---------
Balance, December 31 ............................  $ 143,482        $ 123,444
                                                   =========        =========

NOTE 8

CORE DEPOSIT AND OTHER INTANGIBLES

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below. On December 31, 2008, the Corporation purchased Lincoln Bancorp and Patishall, as discussed in Note 2, Business
Combinations. This purchase resulted in acquired core deposit intangibles of $12,461,000 for Lincoln and other intangibles for Patishall of $$835,000.

                                                      2008             2007
=============================================================================

Gross Carrying Amount ...........................  $  45,422        $  32,126
Accumulated Amortization ........................    (22,930)         (19,714)
                                                   ---------        ---------
   Core Deposit and Other Intangibles ...........  $  22,492        $  12,412
                                                   =========        =========

Amortization expense for the years ended December 31, 2008, 2007 and 2006, was $3,216,000, $3,159,000 and $3,066,000, respectively. Estimated amortization expense for each of the following five years is:

====================================================
2009 ................................       $ 5,109
2010 ................................         4,721
2011 ................................         3,548
2012 ................................         1,858
2013 ................................         1,441
After 2013 ..........................         5,815
                                             ------
                                            $22,492
                                            =======
NOTE 9

DEPOSITS
                                                      2008           2007
============================================================================
Deposits at December 31:

   Demand Deposits .............................   $1,136,267     $  903,380
   Savings Deposits ............................      721,387        552,380
   Certificates and Other Time Deposits
     of $100,000 or more .......................      546,081        495,630
   Other Certificates and Time Deposits ........    1,315,076        892,731
                                                   ----------     ----------
       Total Deposits ..........................   $3,718,811     $2,844,121
                                                   ==========     ==========

=====================================================
Certificates and Other Time Deposits Maturing
in Years Ending December 31:

2009 .......................               $1,187,569
2010 .......................                  373,533
2011 .......................                  200,841
2012 .......................                   55,779
2013 .......................                   28,943
After 2013 .................                   14,492
                                           ----------
                                           $1,861,157
                                           ==========

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 9

DEPOSITS continued

Time deposits obtained through brokers were $477,283,000 and $239,019,000 at December 31, 2008 and 2007, respectively.


NOTE 10

BORROWINGS

                                                             2008         2007
================================================================================
Borrowings at December 31:
   Federal Funds Purchased ...........................                  $ 52,350
   Securities Sold Under Repurchase Agreements .......     $122,311      106,497
   Federal Home Loan Bank Advances ...................      360,217      294,101
   Subordinated Debentures, Revolving Credit
     Lines and Term Loans ............................      135,826      115,826
                                                           --------     --------
       Total Borrowings ..............................     $618,354     $568,774
                                                           ========     ========

Securities sold under repurchase agreements consist of obligations of the Banks to other parties. The obligations are secured by U.S. Treasury and U.S. Government Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2008 and 2007 totaled $122,311,000 and $128,023,000, respectively, and the average of such agreements totaled $99,840,000 and $85,853,000 during 2008 and 2007, respectively.

Maturities of securities sold under repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans as of December 31, 2008, are as follows:

                                                                                                   SUBORDINATED DEBENTURES
                                             SECURITIES SOLD UNDER         FEDERAL HOME LOAN       REVOLVING CREDIT LINES
                                             REPURCHASE AGREEMENTS           BANK ADVANCES             AND TERM LOANS
==========================================================================================================================
                                                     AMOUNT                      AMOUNT                     AMOUNT
==========================================================================================================================
Maturities in Years Ending December 31:

      2009 ..............                          $ 88,061                    $137,015                   $ 20,000
      2010 ..............                            10,000                      86,183
      2011 ..............                                                        32,163
      2012 ..............                            14,250                      72,097
      2013 ..............                                                         7,756
      After 2013 ........                            10,000                      25,003                    115,826
                                                   --------                    --------                   --------
             Total ......                          $122,311                    $360,217                   $135,826
                                                   ========                    ========                   ========

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans and all otherwise unpledged investment securities in an amount equal to at least 145 percent of these advances. Advances, with interest rates from 0.39 to 6.84 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2008, was $95,214,000.

Subordinated Debentures, Revolving Credit Lines and Term Loans. Three borrowings were outstanding on December 31, 2008, for $135,826,000.

o First Merchants Capital Trust II. The subordinated debenture, entered into on July 2, 2007, for $56,702,000 will mature on September 15, 2037. The Corporation may redeem the debenture no earlier than September 15, 2012, subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest is fixed at
     6.495 percent for the period from the date of issuance through September 15, 2012, and thereafter, at an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. First Merchants Capital Trust II is a wholly owned subsidiary of the Corporation.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

Note 10

BORROWINGS continued

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

o LaSalle Bank, N.A. A Loan and Subordinated Debenture Loan Agreement ("LaSalle Agreement") was entered into with LaSalle Bank, N.A. on March 25, 2003 and later amended as of February 15, 2008. The LaSalle Agreement includes three credit facilities:

     o The Term Loan of $5,000,000 matures on February 15, 2015. Interest is calculated at a floating rate equal to the lender's base rate or LIBOR plus 1.00 percent. The Term Loan is secured by 100 percent of the common stock of First Merchants and Lafayette. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness.

     o The Revolving Loan had a balance of $20,000,000 at December 31, 2008. Interest is payable quarterly based on a floating rate equal to the lender's base rate or LIBOR plus 1.00 percent. Principal and interest are due on or before February 15, 2009. The total principal amount outstanding at any one time may not exceed $25,000,000. The Revolving Loan is secured by 100 percent of the common stock of First Merchants and Lafayette. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2008, the Corporation was in violation of capital and earnings covenants with LaSalle on this Revolving Loan. The covenant requires the Corporation to exceed a minimum return on average assets of 75 basis points over the most recent four quarter period. The Corporation was not provided a loan covenant waiver as LaSalle is currently in the process of renewing the Revolving Loan Agreement. LaSalle required the Corporation to pay down the outstanding balance by $10 million in order to renew the agreement. Accordingly, on February 20, 2009, the Corporation reduced the outstanding balance to $10 million and has the ability to further reduce the outstanding balance to zero. When renewed, the Corporation will have a reduced borrowing capacity on this Revolving Loan of $10 million.

     o The Subordinated Debenture of $50,000,000 matures on February 15, 2015. Interest is calculated at a floating rate equal to the lender's base rate or LIBOR plus 1.25 percent. The Subordinated Debenture is treated as Tier 2 Capital for regulatory capital purposes and is unconditionally guaranteed by the Corporation.


Subordinated Debentures, Revolving Credit Lines and Term Loans. Three borrowings were outstanding on December 31, 2007, for $115,826,000.

o First Merchants Capital Trust II. The subordinated debenture, entered into on July 2, 2007, for $56,702,000 will mature on September 15, 2037. The Corporation may redeem the debenture no earlier than September 15, 2012, subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest is fixed at
     6.495 percent for the period from the date of issuance through September 15, 2012, and thereafter, at an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. First Merchants Capital Trust II is a wholly owned subsidiary of the Corporation.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

Note 10

BORROWINGS continued

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

NOTE 11

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $231,548,000 $115,618,000 and $98,538,000 at December 31, 2008, 2007 and 2006, respectively, the amount of capitalized servicing assets is considered immaterial.

NOTE 12

INCOME TAX

                                                                                         2008             2007            2006
=================================================================================================================================
Income Tax Expense for the Year Ended December 31:
  Currently Payable:
     Federal ................................................................          $ 16,533         $ 13,343        $ 13,192
     State ..................................................................               216              162           1,415
  Deferred:
     Federal ................................................................            (8,450)          (1,664)         (1,785)
     State ..................................................................              (216)            (498)           (627)
                                                                                       --------         --------        --------
        Total Income Tax Expense ............................................          $  8,083         $ 11,343        $ 12,195
                                                                                       ========         ========        ========

Reconciliation of Federal Statutory to Actual Tax Expense:
     Federal Statutory Income Tax at 35% ....................................          $ 10,052         $ 15,043        $ 14,837
     Tax-exempt Interest ....................................................            (2,226)          (2,259)         (2,215)
     Effect of State Income Taxes ...........................................                               (220)            475
     Earnings on Life Insurance .............................................               300           (1,064)           (594)
     Tax Credits ............................................................              (177)            (348)           (391)
     Other ..................................................................               134              191              83
                                                                                       --------         --------        --------
        Actual Tax Expense .................................................           $  8,083         $ 11,343        $ 12,195
                                                                                       ========         ========        ========

Tax expense (benefit) applicable to security gains and losses, including unrealized losses relating to other than temporary impairment charges, for the years ended December 31, 2008, 2007 and 2006, was $(833,000), $0 and $(2,000),
respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 12

INCOME TAX continued

A cumulative net deferred tax asset is included in other assets in the consolidated balance sheets. The components of the net asset are as follows:

                                                                                           2008                 2007
======================================================================================================================
Deferred Tax Asset at December 31:
Assets:
   Differences in Accounting for Loan Losses .............................               $20,946              $11,086
   Differences in Accounting for Loan Fees ...............................                   386
   Deferred Compensation .................................................                 6,564                3,841
   Difference in Accounting for Pensions
     and Other Employee Benefits .........................................                 4,207                3,071
   Federal Income Tax Loss Carryforward and Credits ......................                 3,706
   State Income Tax ......................................................                                        156
   Net Unrealized Loss on Securities Available for Sale...................                 2,688
   Other .................................................................                   814                  322
                                                                                         -------              -------
       Total Assets ......................................................                39,311               18,476
                                                                                         -------              -------
Liabilities:
   Differences in Depreciation Methods ...................................                 4,053                3,508
   Differences in Accounting for Loans and Securities ....................                 2,822                3,889
   Differences in Accounting for Loan Fees ...............................                                        399
   State Income Tax ......................................................                   332
   Net Unrealized Gain on Securities Available for Sale...................                                        220
   Other .................................................................                 3,711                2,344
                                                                                         -------              -------
       Total Liabilities .................................................                10,918               10,360
                                                                                         -------              -------
       Net Deferred Tax Asset ............................................               $28,393              $ 8,116
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

Financial instruments whose contract amount represents credit risk as of December 31, were as follows:

                              2008               2007
                            ========           ========
Commitments
to Extend Credit            $794,240           $747,070

Standby Letters
of Credit                     31,194             25,431


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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 14

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. National banks are limited to the bank's retained net income (as defined) for the current year plus those for the previous two years. The amount at December 31, 2008, available for 2009 dividends from First Merchants, Central Indiana, Lafayette, Commerce National, Lincoln, FMTC and FMIS to the Corporation totaled $20,235,000, $1,115,000, $0, $10,678,000, $0,
$294,000 and $10,534,000, respectively.

Total stockholders' equity for all subsidiaries at December 31, 2008, was $527,166,000 of which $484,698,000 was restricted from dividend distribution to the Corporation.

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

At December 31, 2008, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized four of the Corporation's Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively.

As of December 31, 2008, four of the five bank subsidiaries of the Corporation were "well capitalized" based on the "prompt corrective action" ratios and deadlines described above. Lincoln was not considered well capitalized at December 31, 2008. However, on February 20, 2009, the Corporation added $30 million in capital to Lincoln, which returned them to well capitalized status. It should be noted that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 15

REGULATORY CAPITAL continued

Actual and required capital amounts and ratios are listed below.

=================================================================================================================================
                                                                          2008                                        2007
                                                                       REQUIRED FOR                               REQUIRED FOR
                                                     ACTUAL        ADEQUATE CAPITAL(1)           ACTUAL        ADEQUATE CAPITAL(1)
                                                AMOUNT      RATIO    AMOUNT      RATIO      AMOUNT      RATIO   AMOUNT      RATIO
=================================================================================================================================
December 31
Total Capital(1) (to Risk-weighted Assets)
   Consolidated ......................        $385,452     10.24%  $313,423      8.00%    $312,080     10.55%  $236,636     8.00%
   First Merchants ...................         181,281     10.52    137,842      8.00      169,678     11.07    122,567     8.00
   Central Indiana....................          28,830     11.42     20,205      8.00       29,268     11.72     19,984     8.00
   Lincoln.... ...... ................          56,010      7.86     57,012      8.00
   Lafayette .........................          84,568     12.94     55,306      8.00       79,692     11.46     55,646     8.00
   Commerce National .................          57,367     10.58     43,385      8.00       52,353     10.76     38,922     8.00

Tier I Capital(1) (to Risk-weighted Assets)
   Consolidated ......................        $286,473      7.71%  $156,711      4.00%    $258,918      8.75%  $118,318     4.00%
   First Merchants ...................         159,767      9.27     68,921      4.00      154,624     10.09     61,284     4.00
   Central Indiana....................          26,089     10.33     10,102      4.00       26,669     10.68      9,992     4.00
   Lincoln.... ...... ................          47,975      6.64     28,506      4.00
   Lafayette .........................          75,920     11.69     27,653      4.00       73,437     10.56     27,823     4.00
   Commerce National .................          51,884      9.57     21,692      4.00       48,099      9.89     19,461     4.00

Tier I Capital(1) (to Average Assets)
   Consolidated ......................        $286,473      8.16%  $148,164      4.00%    $258,918      7.19%  $144,000     4.00%
   First Merchants ...................         159,767      8.05     79,366      4.00      154,624      8.10     76,293     4.00
   Central Indiana....................          26,089      8.41     12,401      4.00       26,669      8.91     11,966     4.00
   Lincoln.... ...... ................          47,975      5.90     32,071      4.00
   Lafayette .........................          75,920      9.28     34,834      4.00       73,437      8.01     36,669     4.00
   Commerce National .................          51,884      8.51     24,379      4.00       48,099      9.11     21,119     4.00

(1)  As defined by regulatory agencies

NOTE 16

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs"), which are non-vested shares, have been issued to directors, officers and other management employees under the Corporation's 1994 Stock Option Plan and The 1999 Long-term Equity Incentive Plan. The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years. The RSAs only vest if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation plan for Non-employee Directors. DSUs credited are equal to the restricted shares that the non-employee directors would have received under the plan. As of December 31, 2008, there were 1,620 DSUs credited to the non-employee directors.

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

SFAS No. 123(R) requires the Corporation to record compensation expense related to unvested share-based awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of SFAS No. 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2008, 2007 and 2006 totaled $1,898,000, $1,468,000 and $833,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 16

SHARE-BASED COMPENSATION continued

The estimated fair value of the stock options granted during 2008, 2007, and 2006 was calculated using a Black Scholes options pricing model. The following summarizes the assumptions used in the Black Scholes model:

                                                                       2008           2007           2006
                                                                       ----           ----           ----
        Risk-free Interest Rate .................................     2.69%          4.67%          4.59%
        Expected Price Volatility ...............................    32.13%         29.76%         29.84%
        Dividend Yield ..........................................     3.68%          3.64%          3.54%
        Forfeiture Rate .........................................     5.00%          5.00%          4.00%
        Weighted-average Expected Life, Until Exercise ..........     6.53 years     5.99 years     5.75 years

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the year ended December 31, 2008, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense.

Components of the share-based compensation:

                                                                 Year Ended            Year Ended            Year Ended
                                                              December 31, 2008     December 31, 2007     December 31, 2006
                                                              -----------------     -----------------     -----------------
        Stock and ESPP Options:
          Pre-tax Compensation Expense ...................... $            650      $            602      $            449
          Income Tax Benefit ................................              (49)                  (41)                  (42)
                                                              ----------------      ----------------      ----------------
        Stock and ESPP Options Expense, Net of Income........ $            601      $            561      $            407
                                                              ================      ================      ================

        Restricted Stock Awards:
          Pre-tax Compensation Expense ...................... $          1,248      $            866      $            384
          Income Tax Benefit ................................             (437)                 (303)                 (135)
                                                              ----------------      ----------------      ----------------
        Restricted Stock Awards Expense, Net of Tax ......... $            811      $            563      $            249
                                                              ================      ================      ================

        Total Share-based Compensation:
          Pre-tax Compensation Expense ...................... $          1,898      $          1,468      $            833
          Income Tax Benefit ................................             (486)                 (344)                 (177)
                                                              ----------------      ----------------      ----------------
        Total Share-based Compensation Expense, Net of Tax... $          1,412      $          1,124      $            656
                                                              ================      ================      ================

As of December 31, 2008, unrecognized compensation expense related to stock options, RSAs and ESPP options totaling $259,000, $1,681,000 and $119,000, respectively, is expected to be recognized over weighted-average periods of .67,
1.31 and .5 years, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 16

SHARE-BASED COMPENSATION continued

Stock option activity under the Corporation's stock option plans as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

                                                                                      Weighted-
                                                                                       Average
                                                                       Weighted-      Remaining
                                                       Number           Average      Contractual      Aggregate
                                                         of            Exercise         Term          Intrinsic
                                                       Shares           Price        (in Years)        Value
                                                     ----------      ------------   -----------     ----------
  Outstanding at January 1, 2008 ..................  1,054,430       $     24.30
  Granted .........................................     82,713             26.76
  Exercised .......................................   (124,896)            22.70
  Cancelled .......................................    (60,925)            24.77
                                                     ----------
  Outstanding at December 31, 2008 ................    951,322       $     24.70           5.30       $533,634
                                                     ==========
  Vested and Expected to Vest at December 31, 2008.    951,322       $     24.70           5.30       $533,634
  Exercisable at December 31, 2008 ................    809,159       $     24.36           4.70       $496,772

The weighted-average grant date fair value was $6.08, $5.85 and $6.22 for stock options granted during the year ended December 31, 2008, 2007 and 2006, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on the last trading day of 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 were $615,000, $250,185 and $665,000, respectively. Exercise of options during these same periods resulted in cash receipts of $1,633,000, $496,000 and $1,228,000, respectively. The Corporation recognized a tax benefit of approximately $156,000 for the year ended December 31, 2008, related to the exercise of employee stock options and has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock awards outstanding as of December 31, 2008:

                                                        Number of       Grant-Date
                                                         Shares         Fair Value
                                                       ----------       ----------
        Unvested RSAs at January 1, 2008 ...........      98,027        $  27.12
        Granted ....................................      69,899           26.94
        Forfeited ..................................      (2,719)          24.54
        Vested .....................................      (2,713)          24.82
                                                         -------        --------
        Unvested RSAs at December 31, 2008 .........     162,494        $  26.20
                                                         =======        ========

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2008 offering period and approximates $240,000. The ESPP options vest during the twelve-month period ending June 30, 2009. At December 31, 2008, total unrecognized compensation expense related to unvested ESPP options was $120,000, which is expected to be recognized over a six-month period ending June 30, 2009.

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation's defined-benefit pension plans cover substantially all of the Corporation's employees. On December 31, 2006 the Corporation adopted the recognition provision of SFAS No. 158 Employers' Accounting for Defined Benefit, Pension and other Post-Retirement Plans. The benefits are based primarily on years of service and employees' pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintains post-retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation's health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable.

In January 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

Retirement Pension Plan (the "Plan"). Employees of the Corporation and certain of its subsidiaries who are participants in the Plan were notified that, on and after March 1, 2005, no additional pension benefits will be earned by employees who have not both attained the age of fifty-five (55) and accrued at least ten
(10) years of "Vesting Service". As a result of this action, the Corporation incurred a $1,630,000 pension curtailment loss to record previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits." This loss was recognized and recorded by the Corporation in 2005.

The table below sets forth the plans' funded status and amounts recognized in the consolidated balance sheet at December 31, using measurement dates of December 31, 2008 and September 30, 2007.

                                                                     December 31
                                                                   2008       2007
===================================================================================
Change in benefit obligation
     Benefit obligation at beginning of year ............       $ 57,500   $ 58,078
     Service cost .......................................          1,852        671
     Interest cost.......................................          2,032      3,146
     Actuarial (gain)/loss ..............................            493     (1,640)
     Adjustment due to measurement date change ..........            546
     Benefits paid.......................................         (3,548)    (2,755)
                                                                --------   --------
     Benefit obligation at end of year ..................         58,875     57,500
                                                                --------   --------
Change in plan assets
     Fair value of plan assets at beginning of year......         46,252     41,591
     Actual return on plan assets........................        (13,768)     6,563
     Expected return on plan assets .....................          2,134
     Employer Contributions..............................         15,911        853
     Adjustment due to measurement date change ..........            533
     Benefits Paid.......................................         (3,548)    (2,755)
                                                                --------   --------
     End of Year ........................................         47,514     46,252
                                                                --------   --------
Unfunded Status at End of Year...........................       $ 11,361   $ 11,248
                                                                ========   ========
Assets and Liabilities Recognized in the Balance Sheets:
     Deferred Tax Assets.................................       $  9,107   $  2,804
     Liabilities ........................................       $ 11,361   $ 11,248

Amounts Recognized in Accumulated Other Comprehensive Income Not Yet
  Recognized as Components of Net Periodic Benefit Cost Consist of:

     Accumulated loss....................................       $ 13,559   $  4,089
     Prior Service (Cost) Credit.........................           (101)       118
                                                                --------   --------
                                                                $ 13,660   $  4,207
                                                                ========   ========

The accumulated benefit obligation for all defined benefit plans was $58,437,000 and $56,739,000 at December 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated  benefit  obligation in excess of plan assets:
                                                                     December 31
                                                                   2008       2007
===================================================================================
     Projected Benefit Obligation........................       $ 58,875   $ 57,500
                                                                ========   ========
     Accumulated Benefit Obligation .....................       $ 58,437   $ 51,770
                                                                ========   ========
     Fair Value of Plan Assets...........................       $ 47,514   $ 46,252
                                                                ========   ========

The following table shows the components of net periodic pension costs. The 2008 column  includes  gross for the  15-month  period  due to the  measurement  date change:
                                                                     December 31
                                                                   2008       2007
===================================================================================
     Service Cost .......................................       $    537   $    671
     Interest Cost.......................................          3,084      3,146
     Expected Return on Plan Assets......................         (3,506)    (3,164)
     Amortization of Prior Service Costs ................             25         25
     Amortization of Net Loss ............. .............            167        527
                                                                --------   --------
     Net Periodic Pension Cost...........................       $    307   $  1,205
                                                                ========   ========

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

                                                                                December 31
                                                                              2008       2007
==============================================================================================
  Net Periodic Pension Cost .............................................. $   307     $ 1,205

     Net gain (loss)...................................................... (10,056)      2,725
     Prior service cost arising during period ............................                  30
     Amortization of prior service (cost) credit..........................     (15)        (15)
                                                                           -------     -------
     Total Recognized in Other Comprehensive Income....................... (10,071)      2,740
                                                                           -------     -------
  Total Recognized in NPPC and OCI ....................................... $(9,764)    $ 3,945
                                                                           ========    =======

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

                                                                                December 31
                                                                              2008       2007
================================================================================================

Amortization of Net Loss ................................                $   1,203      $    152
Amortization of Prior Service Cost ......................                       25            16
                                                                         ---------     ---------
   Total ...............................................                 $   1,228      $    168
                                                                         =========     =========
Significant assumptions include:
                                                                               December 31
                                                                              2008       2007
==============================================================================================
Weighted-average Assumptions Used to Determine Benefit Obligation:

     Discount Rate ......................................                     5.50%     5.50%
     Rate of Compensation Increase ......................                     3.50%     3.50%

Weighted-average Assumptions Used to Determine Benefit Cost:

     Discount Rate ......................................                     5.50%     5.50%
     Expected Return on Plan Assets .....................                     7.75%     7.75%
     Rate of Compensation Increase ......................                     3.50%     3.52%

At December 31, 2008 and September 30, 2007, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans' investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans' are invested in accordance with the plans' Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

At December 31, 2008, the maturities of the plans' debt securities ranged from 96 days to 9.7 years, with a weighted average maturity of 3.4 years. At December 31, 2007, the maturities of the plans' debt securities ranged from 18 days to
8.7 years, with a weighted average maturity of 3.2 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2008. The minimum contribution required in 2009 will likely be zero but the Corporation may decide to make a discretionary contribution during the year.

===================================================
2009................................        $ 3,078
2010................................          3,231
2011................................          3,463
2012................................          3,663
2013................................          3,798
2014 and After......................         19,898

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

Plan assets are re-balanced quarterly. At December 31, 2008 and 2007, plan assets by category are as follows:

                                                             December 31
                                                           2008       2007
===========================================================================
     Equity Securities ................................     30%        65%
     Debt Securities ..................................     31%        32%
     Other ............................................     39%         3%
                                                        --------   --------
                                                           100%       100%
                                                        ========   ========

The First Merchants Corporation Retirement and Income Savings Plan (the "Savings Plan"), a Section 401(k) qualified defined contribution plan, was amended on March 1, 2005 to provide enhanced retirement benefits, including employer and matching contributions, for eligible employees of the Corporation and its subsidiaries. The Corporation matches employees' contributions primarily at the rate of 50 percent for the first 6 percent of base salary contributed by participants. Beginning in 2005, employees who have completed 1,000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. The amount of a participant's retirement contribution varies from 2 to 7 percent of salary based upon years of service. Full vesting occurs after 5 years of service. The Corporation's expense for the Savings Plan was $2,615,000 for 2008, $2,454,000 for 2007 and $2,026,000
for 2006.

The Corporation maintains post-retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation's health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable. The accrued benefits payable under the plans totaled $4,792,000 and $1,317,000 at December 31, 2008 and 2007, respectively. Post-retirement plan expense totaled $225,000, $171,000 and $127,000 for the years ending December 31, 2008, 2007 and 2006, respectively.

NOTE 18

NET INCOME PER SHARE
==================================================================================================================================
Year Ended December 31,                           2008                           2007                           2006
----------------------------------------------------------------------------------------------------------------------------------
                                       WEIGHTED-AVERAGE   PER SHARE   WEIGHTED-AVERAGE   PER SHARE  WEIGHTED-AVERAGE    PER SHARE
                                      INCOME     SHARES     AMOUNT   INCOME     SHARES     AMOUNT   INCOME     SHARES     AMOUNT
==================================================================================================================================
Basic Net Income Per Share:
  Net Income Available to
    Common Stockholders ..........   $20,638    18,066,404   $1.14  $31,639    18,249,919   $1.73  $30,198    18,383,074   $1.64
                                                             =====                          =====                          =====
Effect of Dilutive Stock Options..                  95,477                         64,045                         83,679
                                     -------    ----------          -------    ----------          -------    ----------
Diluted Net Income Per Share:
  Net Income Available to
    Common Stockholders
    and Assumed Conversions ......   $20,638    18,161,881   $1.14  $31,639    18,313,964   $1.73  $30,198    18,466,753   $1.64
                                     =======    ==========   =====  =======    ==========   =====  =======    ==========   =====

Options to purchase 797,595, 831,795 and 590,736 shares of common stock with weighted average exercise prices of $24.70, $25.67 and $26.21 at December 31, 2008, 2007 and 2006, respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

Level 1  Quoted prices in active markets for identical assets or liabilities

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities


Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-For-Sale Securities: Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include treasury securities, agencies, mortgage backs, state and municipal, corporate obligations, and marketable equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include mortgage-backed securities and corporate obligations.

Interest Rate Swap Agreements: The fair value is estimated by a third party using inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008.

                                                                              Fair Value Measurements Using
                                                          -----------------------------------------------------------------
                                                                 Quoted Prices in     Significant
                                                                  Active Markets         Other             Significant
                                                                  for Identical       Observable           Unobservable
                                                                    Assets               Inputs               Inputs
                                             Fair Value            (Level 1)           (Level 2)             (Level 3)
                                           --------------------------------------------------------------------------------
Available for sale securities........       $ 459,636                                 $ 451,707             $  7,929
Hedged loans.........................          57,970                                                         57,970
Interest rate swap agreements........          (4,224)                                                        (4,224)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for year ended December 31, 2008.

                                                                      Year Ended
                                                                   December 31, 2008
                                               ---------------------------------------------------------
                                                  Available for Sale      Hedged             Interest
                                                      Securities           Loans            Rate Swaps
                                               ---------------------------------------------------------
Beginning balance.........................             $ 12,023

Total realized and unrealized gains and losses
  Included in net income..................               (2,682)          $  4,094             $ (4,224)
  Included in other comprehensive income..               (7,002)

Purchases, issuances, and settlements.....                                  54,657

Transfers in/(out) of Level 3.............                5,710

Principal payments........................                 (120)              (781)
                                               ---------------------------------------------------------
Ending balance                                         $  7,929           $ 57,970             $ (4,224)
                                               =========================================================

At January 1, 2008, Level 2 securities include pooled trust preferred securities. The fair value of these securities was priced using third-party servicer quotations. At December 31, 2008, trading of these types of securities was only conducted on a distress sale or forced liquidation basis. Given that a quoted market price was not readily available, the fair value on the trust preferred securities is now calculated using discounted cash flow projections. The Corporation has included the pooled trust preferred securities in Level 3 at December 31, 2008.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

                                                                                  Fair Value Measurements Using
                                                             -----------------------------------------------------------------
                                                                            Quoted Prices in       Significant
                                                                             Active Markets           Other              Significant
                                                                             for Identical         Observable           Unobservable
                                                                                 Assets              Inputs                Inputs
                                                         Fair Value            (Level 1)            (Level 2)             (Level 3)
                                                    --------------------------------------------------------------------------------
Impaired Loans.................................            $ 21,847                                                        $21,847
Assets acquired on December 31, 2008:
    Loans......................................             626,058                                                        626,058
    Deposits...................................             655,370                                                        655,370
    Securities sold under repurchase agreements              15,300                                                         15,300
    FHLB Advances..............................             121,367                                                        121,367

IMPAIRED LOANS are reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. The valuation of impaired loans would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

LOANS acquired at December 31, 2008 with the Lincoln acquisition are estimated using discounted cash flows at the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates fair value.

DEPOSITS include demand deposits, NOW accounts, savings accounts and certain money market accounts. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applied the rates currently offered for deposits of similar remaining maturities.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND FHLB ADVANCES are reported using quoted market prices or a discounted cash flow method to estimate the fair value of these instruments. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                                     2008                            2007
====================================================================================================================================
                                                                          CARRYING           FAIR          CARRYING          FAIR
                                                                           AMOUNT            VALUE          AMOUNT           VALUE
====================================================================================================================================
Assets at December 31:
   Cash and Due from Banks ....................................      $  150,486        $  150,486     $  134,683          $134,683
   Interest-bearing Time Deposits .............................          38,823            38,823         24,931            24,931
   Investment Securities Available for Sale ...................         459,636           459,636        440,836           440,836
   Investment Securities Held to Maturity .....................          22,348            22,176         10,331            10,270
   Mortgage Loans Held for Sale ...............................           4,295             4,295          3,735             3,735
   Loans ......................................................       3,672,409         3,660,499      2,848,615         2,846,625
   FRB and FHLB Stock .........................................          34,319            34,319         25,250            25,250
   Interest Receivable ........................................          23,976            23,976         23,402            23,402
   Interest Rate Floors .......................................                                            2,001             2,001

Liabilities at December 31:
   Deposits ...................................................      $3,718,811        $3,617,980     $2,844,121        $2,731,895
   Borrowings:
       Federal Funds Purchased ................................                                           52,350            52,350
       Securities Sold Under Repurchase Agreements ............         122,311           122,311        106,497           106,497
       FHLB Advances ..........................................         360,217           370,418        294,101           298,574
       Subordinated Debentures, Revolving Credit
         Lines and Term Loans .................................         135,826           144,891        115,826           121,177
   Interest Payable ...........................................           8,844             8,844          8,325             8,325

Cash and Due from Banks: The fair value of cash and cash equivalents approximates carrying value.

Interest-Bearing Time Deposits: The fair value of interest-bearing time deposits approximates carrying value.

Investment Securities: See Fair Value of Financial Instruments above.

Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale approximates carrying value.

Loans: For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. See Impaired Loans above.

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the Banks' exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

Federal Reserve and Federal Home Loan Bank Stock: The fair value of FRB and FHLB stock is based on the price at which it may be resold to the FRB and FHLB.

Interest   Receivable  and  Interest  Payable:   The  fair  values  of  interest
receivable/payable approximates carrying value.

Derivative Instruments: The fair value of the derivatives reflects the estimated amounts that we would receive to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. Interest rate floors are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors. The projected cash receipts on the floors are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Deposits: The fair values of noninterest-bearing demand accounts, interest-bearing demand accounts and savings deposits are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit and other time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Borrowings: The fair value of borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt, except for short-term and adjustable rate borrowing arrangements. At December 31, the fair value for these instruments approximates carrying value.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 20

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEETS

                                                                December 31,
                                                              2008         2007
================================================================================
Assets
   Cash ..............................................     $ 19,365     $  8,192
   Investment in Subsidiaries ........................      527,166      445,104
   Goodwill ..........................................          448          448
   Other Assets ......................................       14,992       12,282
                                                           --------     --------
      Total Assets ...................................     $561,971     $466,026
                                                           ========     ========
Liabilities
   Borrowings ........................................     $135,826     $115,826
   Other Liabilities .................................       30,242       10,264
                                                           --------     --------
      Total Liabilities ..............................      166,068      126,090

Stockholders' Equity .................................      395,903      339,936
                                                           --------     --------
      Total Liabilities and Stockholders' Equity .....     $561,971     $466,026
                                                           ========     ========

CONDENSED STATEMENTS OF INCOME

                                                                                                         December 31,
                                                                                            2008            2007            2006
=================================================================================================================================
Income
  Dividends from Subsidiaries ................................................           $ 24,528        $ 20,979        $ 33,919
  Administrative Services Fees from Subsidiaries..............................             18,252          17,670          15,104
  Other Income ...............................................................              3,316             102             240
                                                                                         --------        --------        --------
     Total Income ............................................................             46,096          38,750          49,263
                                                                                         --------        --------        --------
Expenses
  Amortization of Fair Value Adjustments......................................                                 11              11
  Interest Expense............................................................              6,870           7,750           8,124
  Salaries and Employee Benefits..............................................             18,325          16,111          13,934
  Net Occupancy Expenses......................................................              1,286           1,198           1,232
  Equipment Expenses..........................................................              3,895           3,772           4,210
  Telephone Expenses..........................................................                910             915           1,108
  Postage and Courier Expenses................................................              1,807           1,797           1,658
  Other Expenses..............................................................              3,656           5,898           2,548
                                                                                         --------        --------        --------
     Total Expenses ..........................................................             36,749          37,452          32,825
                                                                                         --------        --------        --------
Income Before Income Tax Benefit and Equity in
  Undistributed Income of Subsidiaries .......................................              9,347           1,298          16,438
     Income Tax Benefit ......................................................              5,436           7,355           6,771
                                                                                         --------        --------        --------
Income Before Equity in Undistributed Income of Subsidiaries .................             14,783           8,653          23,209

   Equity in Undistributed (Distributions in Excess of)
    Income of Subsidiaries ...................................................              5,855          22,986           6,989
                                                                                         --------        --------        --------
Net Income ...................................................................           $ 20,638        $ 31,639        $ 30,198
                                                                                         ========        ========        ========

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 20

CONDENSED FINANCIAL INFORMATION (parent company only)

CONDENSED STATEMENTS OF CASH FLOWS
                                                                                    Year Ended December 31,
=====================================================================================================================
                                                                             2008             2007             2006
=====================================================================================================================
Operating Activities:
   Net Income ........................................................    $ 20,638         $ 31,639         $ 30,198
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Amortization ....................................................                           11               11
     Share-based Compensation ........................................         848              723               41

     Distributions in Excess of (Equity in Undistributed)
       Income of Subsidiaries ............... ........................      (5,855)         (22,986)          (6,989)
     Net Change in:
        Other Assets .................................................      (2,307)           3,143           (3,166)
        Other Liabilities ............................................        (539)          (2,237)           5,923
     Investment in Subsidiaries - Operating Activities..... ....... ..      (6,460)
                                                                          --------         --------         --------
           Net Cash Provided by Operating Activities .................       6,325           10,293           26,018
                                                                          --------         --------         --------
Investing Activities - Investment in Subsidiaries                              388            2,559              840
                                                                          --------         --------         --------
           Net Cash Provided (Used) by Investing Activities ..........         388            2,559              840
                                                                          --------         --------         --------
Financing Activities:
   Cash Dividends ....................................................     (16,775)         (16,854)         (16,951)
   Borrowings.........................................................      45,000           73,202            3,750
   Repayment of Borrowings ...........................................     (25,000)         (56,832)          (8,250)
   Stock Issued Under Employee Benefit Plans .........................         773              787              857
   Stock Issued Under Dividend Reinvestment
     and Stock Purchase Plan .........................................       1,021            1,170            1,190
   Stock Options Exercised ...........................................       1,633              496            1,228
   Stock Redeemed ....................................................      (2,188)         (12,751)          (5,690)
   Other .............................................................          (4)                              381
                                                                          --------         --------         --------
           Net Cash Used by Financing Activities .....................       4,460          (10,782)         (23,485)
                                                                          --------         --------         --------
Net Change in Cash ...................................................      11,173            2,070            3,373
Cash, Beginning of Year ..............................................       8,192            6,122            2,749
                                                                          --------         --------         --------
Cash, End of Year ....................................................    $ 19,365         $  8,192         $  6,122
                                                                          ========         ========         ========

NOTE 21

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2008 and 2007:

                                                                 NET REALIZED
                                                                AND UNREALIZED
                                                                GAINS/(LOSSES)
                                                     PROVISION    AVAILABLE         AVERAGE SHARES OUTSTANDING  NET INCOME PER SHARE
   QUARTER      INTEREST   INTEREST   NET INTEREST   FOR LOAN     FOR SALE     NET  --------------------------  --------------------
    ENDED        INCOME     EXPENSE      INCOME       LOSSES     SECURITIES   INCOME    BASIC       DILUTED    BASIC   DILUTED
2008:
March ........ $   56,653  $  25,844   $    30,809   $  3,823    $    73    $  8,126   17,938,442   18,054,967  $ .45   $ .45
June .........     54,106     21,933        32,173      7,070         13       6,542   18,050,956   18,159,207    .36     .36
September.....     54,978     21,724        33,254      7,094     (1,255)      5,749   18,114,916   18,196,453    .32     .32
December......     53,736     20,588        33,148     10,251       (914)        221   18,159,745   18,256,843    .01     .01
               ----------  ----------  -----------   --------    -------    --------                           -----   -----
               $  219,473  $  90,089   $   129,384   $ 28,238    $(2,083)   $ 20,638   18,066,404   18,161,881  $1.14   $1.14
               ==========  ==========  ===========   ========    =======    ========                           =====   =====

2007:
March ........ $   55,241  $  28,166   $    27,075   $  1,599               $  7,771   18,410,958   18,495,926  $ .42   $ .42
June .........     57,008     29,393        27,615      1,648                  6,208   18,290,918   18,368,513    .34     .34
September.....     59,157     30,622        28,535      2,810                  8,350   18,221,467   18,276,180    .46     .46
December......     59,327     29,432        29,895      2,450                  9,310   18,080,281   18,137,667    .51     .51
               ----------  ----------  -----------   --------    -------    --------                            -----   -----
               $  230,733  $ 117,613   $   113,120   $  8,507    $     0    $ 31,639   18,249,919   18,313,964  $1.73   $1.73
               ==========  ==========  ===========   ========    =======    ========                            =====   =====

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 22

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by No. 133, the Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, the Corporation must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings ("interest income on loans") when the hedged transaction affects earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of non-interest income. Based on the Corporation's assessments both at inception and throughout the life of the hedging relationship, it is probable that sufficient Prime-based interest receipts will exist through the maturity dates of the floors.

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

The Corporation's objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, the Corporation has used interest rate floors to protect against movements in interest rates below the floors' strike rates over the life of the agreements. On August 1, 2006, the Corporation purchased three prime-based interest rate floor agreements with an aggregate notional amount of $250 million and strike rates ranging from 6 to 7 percent. The combined purchase price of approximately $550,000 was to be amortized on an allocated fair value basis over the three-year term of the agreements. On March 19, 2008, the Corporation received $5,216,000 in connection with the termination of the three interest rate floor agreements. The contractual maturity of the floors was August 1, 2009. During the life of the floors, pre-tax gains of approximately $4,662,500 were deferred in accumulated other comprehensive income (AOCI) in accordance with cash flow hedge accounting rules established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). The amounts deferred in AOCI will be reclassified out of equity into earnings over the remaining contractual term of the original contract. SFAS No. 133 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affects earnings, as long as the originally hedged cash flows remain probable of occurring (i.e. the principal amount of designated prime-based loans match or exceed the notional amount of the terminated floor through August 1, 2009). If the principal amount of the originally hedged loans falls below the notional amount of the terminate floors, then amounts in AOCI could be accelerated. The Corporation decided to terminate the interest rate floor agreements only after considering the impact of the transaction on its risk management objectives and after alternative strategies were in place to mitigate the adverse impact of falling interest rates on its net interest margin. At December 31, 2008, the remaining pre-tax gains are approximately $1.4 million.

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

Note 22

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES continued

Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under SFAS No. 133 and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swaps agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with SFAS No. 157), resulting in some volatility in earnings each period. As of December 31, 2008, the notional amount of customer-facing swaps is approximately $53,876,000. This amount is offset with third-party counterparties, as described above, in the same amount. As of December 31, the fair value of derivative assets in this program is approximately $4,094,000; the fair value of derivative liabilities is approximately $4,224,000.

NOTE 23

SUBSEQUENT EVENTS

On February 20, 2009, the Corporation completed the sale to the U.S. Treasury of $116.0 million of newly issued First Merchants non-voting preferred shares with a liquidation value of $1,000 as part of the Capital Purchase Program. All of the proceeds from this sale of the Series A Preferred Shares and the Warrant by the Corporation to the Treasury will qualify as Tier 1 capital for regulatory purposes. In addition to the preferred shares, the Treasury received a warrant to purchase up to 991,453 shares of the Corporation at an initial exercise price of $17.55 per share. The warrant provides for the adjustment of the exercise price and has a term of 10 years. The additional capital would have increased Tier 1 capital ratio to 10.9 percent at December 31, 2008, and increased its total capital ratio to 12.8 percent at December 31, 2008. The Corporation continues to evaluate the manner in which it intends to deploy the proceeds of this sale of the Series A Preferred Shares and Warrant.

On February 27, 2009, the FDIC announced the adoption of an interim rule to impose a 20 basis point emergency special assessment under 12 U.S.C. 1817(b)(5) on June 30, 2009. The interim rule also provides that, after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an emergency special assessment of up to 10 basis points may be imposed by a vote of the Board on all insured depository institutions based on each institution's assessment base calculated pursuant to 12 CFR section 327.5 for the corresponding assessment period. There has been further discussion on the possibility of the special assessment being reduced to 10 basis points but the final decision has not yet been made.

NOTE 24

ACCOUNTING MATTERS

Statement of Financial Accounting Standards No. 157, Fair Value measurements ("SFAS 157"). Effective January 1, 2008, the Corporation adopted SFAS 157 for existing fair value measurement requirements related to financial and nonfinancial assets and liabilities. SFAS 157 establishes a hierarchy to be used in performing measurements of fair value. Additionally, SFAS 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. SFAS 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. The adoption of SFAS 157 did not have a material impact on the consolidated financial condition or results of operations, or liquidity.

On October 10, 2008 the Financial Accounting Standards Board ("FASB") issues FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active" ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on consolidated statements of financial position, consolidated statement of operations, or disclosures.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). In February 2007, the FASB issued SFAS 159 which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15,

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

Note 24

ACCOUNTING MATTERS continued

2007. The Corporation does not expect the adoption of SFAS 159 to have a material impact on the operations of the Corporation.

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations ("SFAS 141(R)". During December 2007, the FASB issues SFAS 141(R). This Statement replaces SFAS 141 "Business Combinations" ("Statement 141"). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the 'purchase method') be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration. This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognized and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the "negative goodwill" amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date.

Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). In September 2006, the FASB issued SFAS 158. Except for the measurement requirement, the Corporation adopted this accounting guidance as of December 31, 2006. Additional information regarding the adoption of SFAS 158 is included in
Note 17 ("Pension and Other Post Retirement Benefit Plans"). The requirement to measure plan assets and benefit obligations as of the end of an employer's fiscal year is effective for years ending December 15, 2008 (December 31, 2008 for the Corporation). Adoption of this guidance did not have a material effect on the Corporation's financial condition or results of operations.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent's equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Management does not anticipate that this Statement will have a material impact on the Corporation's consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). During March 2008, the FASB issued SFAS 161, SFAS 161 amends and expands the disclosure requirement of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This
Statement is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Adoption of SFAS 162 will not be a change in

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CONSOLOIDATED FINANCIALS STATEMENTS (table dollar amounts in thousands, except share data)

NOTE 24

ACCOUNTING MATTERS continued

the Corporation's current accounting practices; therefore, it will not have a material impact on the Corporation's consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share Based Payment Transactions are Participating Securities ("FSP EITF 03-6-1"). During June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." FSP EITF 03-6-1 requires companies to treat unvested share based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculation earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. Early adoption is not permitted. It is not expected that the adoption of FSP EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2008, there have been no disagreements with the Corporation's independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in "Internal Control - Integrated
Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment excluded internal control over financial reporting for Lincoln Bancorp, as allowed by the SEC for current year acquisitions. Lincoln Bancorp was acquired on December 31, 2008 and represented 18% of assets at December 31, 2008. Based on this assessment, management has determined that the Corporation's internal control over financial reporting as of December 31, 2008 is effective based on the specified criteria.

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

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As permitted, the Corporation excluded the operations of Lincoln Bancorp, a financial institution acquired on December 31, 2008, from the scope of management's report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated March 16, 2009, expressed an unqualified opinion thereon.


Indianapolis, Indiana
March 16, 2009



ITEM 9B.  OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's Proxy Statement dated March 27, 2009 furnished to its stockholders in connection with an annual meeting to be held
May 6, 2009 (the "2009 Proxy Statement"), under the captions "INFORMATION REGARDING DIRECTORS", "COMMITTEES OF THE BOARD" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" on this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, the Chief Banking Officer, the Chief Accounting Officer, the Corporate Controller and the Corporate Treasurer. It is part of the Corporation's Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street,
Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation's website, which can be accessed at http://www.firstmerchants.com

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation's 2009 Proxy Statement, under the captions, "COMPENSATION OF DIRECTORS", "COMPENSATION OF EXECUTIVE OFFICERS", "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Interlocks and Insider Participation" and "COMMITTEES OF THE BOARD-Compensation and Human Resources Committee Report" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation's 2009 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT - Securities Ownership of Certain Beneficial Owners" and "SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT - Security Ownership of Directors and Executive Officers", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled "Equity Compensation Plan Information" on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation's 2009 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT - Securities Ownership of Certain Beneficial Owners," and "TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation's 2009 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

Part IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS


PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.
--------------------------------------------------------------------------------

(a) 1.      Financial Statements:
                 Independent accountants' report
                 Consolidated balance sheets at
                      December 31, 2008 and 2007
                 Consolidated statements of income,
                      years ended December 31, 2008,
                      2007 and 2006
                 Consolidated statements of comprehensive income,
                      years ended December 31, 2008, 2007 and 2006
                 Consolidated statements of stockholders' equity,
                      years ended December 31, 2008, 2007 and 2006
                 Consolidated statements of cash flows,
                      years ended December 31, 2008,
                      2007 and 2006
                 Notes to consolidated financial
                      statements


(a) 2.      Financial statement schedules:
                    All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.


(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------

     2.1 Agreement of Reorganization and Merger between First Merchants Corporation and Lincoln Bancorp dated September 2, 2008 (Incorporated by reference to registrant's Form 8-K filed on September 3, 2008). Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the Disclosure Letters referenced in the Agreement of Reorganization and Merger.

     2.2 First Amendment of Agreement of Reorganization and Merger dated October 29, 2008 (Incorporated by reference to registrant's Form 10-Q filed on November 5, 2008).

     3a First Merchants Corporation Articles of Incorporation. (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30,
          1999)

     3b   Bylaws  of  First  Merchants   Corporation   dated  October  28,  2008
          (Incorporated by reference to registrant's Form 10-Q for the quarter ended September 30, 2008)

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

--------------------------------------------------------------------------------

     10a First Merchants Corporation Senior Management Incentive Compensation Program, dated February 24, 2009.(2)

     10b First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008)

     10c First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006. (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006)(1)

     10d  First Merchants  Corporation  Change of Control Agreement with Michael
          C. Rechin dated December 13, 2005. (Incorporated by reference to registrant's Form 8-K filed on December 19, 2005)(1)

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

     10j  First Merchants  Corporation  Change of Control Agreement with Michael
          J. Stewart dated April 28, 2008. (Incorporated by reference to registrant's Form 8-K filed on May 5, 2008.) (1)

     10k Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007. (Incorporated by reference to the registrant's Form 10-K for year ended December 31,
          2007) (1)

     10l First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

     10m First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

     10n First Merchants Corporation Letter Agreement between the Corporation and Michael L. Cox, dated January 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on January 24, 2007)

     10o  First  Merchants   Corporation   Defined   Contribution   Supplemental
          Retirement Plan dated January 1, 2006. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

     10p  First  Merchants  Corporation  Participation  Agreement  of Michael C.
          Rechin  dated  January  26,  2007.   (Incorporated   by  reference  to
          registrant's Form 8-K filed on February 6, 2007)

     10q First Merchants Corporation 2004 Employee Stock Purchase Plan approved April 22, 2004 (Incorporated by reference to the registrant's Form 10-Q filed on August 9, 2004)

     21   Subsidiaries of Registrant(2)

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

                                          FIRST MERCHANTS CORPORATION

                                      By: /s/ Michael C. Rechin
                                          -----------------------------
                                          Michael C. Rechin, President and
                                                             Chief Executive
                                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 16th day of March, 2009.

/s/ Michael C. Rechin*                    /s/ Mark K. Hardwick
--------------------------------------    --------------------------------------
Michael C. Rechin  President and          Mark K. Hardwick  Executive Vice
                   Chief Executive                          President and Chief
                   Officer (Principal                       Financial Officer
                   Executive Officer)                       (Principal Financial
                                                            and Accounting
                                                            Officer)


/s/ Thomas B. Clark*                       /s/ Barry J. Hudson*
------------------------------------       ------------------------------------
    Thomas B. Clark         Director           Barry J. Hudson         Director

/s/ Michael L. Cox*                        /s/ Michael C. Rechin*
------------------------------------       ------------------------------------
    Michael L. Cox          Director           Michael C. Rechin       Director

/s/ Roderick English*                      /s/ Charles E. Schalliol*
------------------------------------       ------------------------------------
    Roderick English        Director           Charles E. Schalliol    Director

                                           /s/ Terry L. Walker*
------------------------------------       ------------------------------------
    Dr. Jo Ann Gora         Director           Teryy L. Walker         Director

/s/ William L. Hoy*
------------------------------------       ------------------------------------
    William L. Hoy          Director           Jean L. Wojtowicz       Director


* By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

                                       By  /s/ Mark K. Hardwick
                                           ------------------------------
                                           Mark K. Hardwick
                                           As Attorney-in-Fact
                                           March 16, 2009

INDEX TO EXHIBITS
--------------------------------------------------------------------------------

(a) 3.      Exhibits:


Exhibit No:                           Description of Exhibits:
-----------                           ------------------------


     2.1 Agreement of Reorganization and Merger between First Merchants Corporation and Lincoln Bancorp dated September 2, 2008 (Incorporated by reference to registrant's Form 8-K filed on September 3, 2008). Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the Disclosure Letters referenced in the Agreement of Reorganization and Merger.

     2.2 First Amendment of Agreement of Reorganization and Merger dated October 29, 2008 (Incorporated by reference to registrant's Form 10-Q filed on November 5, 2008).


     3a First Merchants Corporation Articles of Incorporation. (Incorporated by reference to registrant's Form 10-Q for quarter ended June 30,
          1999)

     3b   Bylaws  of  First  Merchants   Corporation   dated  October  28,  2008
          (Incorporated by reference to registrant's Form 10-Q for the quarter ended September 30, 2008)

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

--------------------------------------------------------------------------------

     10a First Merchants Corporation Senior Management Incentive Compensation Program, dated February 24, 2009.(2)

     10b First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008)

     10c First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006. (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006)(1)

     10d  First Merchants  Corporation  Change of Control Agreement with Michael
          C. Rechin dated December 13, 2005. (Incorporated by reference to registrant's Form 8-K filed on December 19, 2005)(1)

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

     10j  First Merchants  Corporation  Change of Control Agreement with Michael
          J. Stewart dated April 28, 2008. (Incorporated by reference to registrant's Form 8-K filed on May 5, 2008.) (1)

     10k Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007. (Incorporated by reference to the registrant's Form 10-K for year ended December 31,
          2008) (1)

     10l First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

     10m First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

     10n First Merchants Corporation Letter Agreement between the Corporation and Michael L. Cox, dated January 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on January 24, 2007)

     10o  First  Merchants   Corporation   Defined   Contribution   Supplemental
          Retirement Plan dated January 1, 2006. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

     10p  First  Merchants  Corporation  Participation  Agreement  of Michael C.
          Rechin  dated  January  26,  2007.   (Incorporated   by  reference  to
          registrant's Form 8-K filed on February 6, 2007)

     10q First Merchants Corporation 2004 Employee Stock Purchase Plan approved April 22, 2004 (Incorporated by reference to the registrant's Form 10-Q filed on August 9, 2004)

     21   Subsidiaries of Registrant(2)

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

                                  EXHIBIT 10a
                           First Merchants Corporation
                           Senior Management Incentive
                              Compensation Program
                           Approved February 24, 2009

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

     Participants will be disqualified if their individual overall performance is rated "improvement needed" or "unacceptable." Additional disqualifiers will be added based on the position, role and level of influence on results.

     Participant lists will be reviewed annually by the Committee.

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

------------    -----------     -----------             ---------------------------      ---------------------------------------
                     A               B                              C                                       D
------------    -----------     -----------             ---------------------------      ---------------------------------------
Target %:        45%              40%                         30%                                         25%
------------    -----------     -----------             ---------------------------      ---------------------------------------
Participants:   FMC             FMC EVP                 o Executive                      o Non-Bank
                CEO                                       Officers                         Presidents
                                                        o Bank                           o Regional
                                                          CEO                              Presidents
                                                                                         o Selected Senior Leadership
------------    -----------     -----------             ---------------------------      ---------------------------------------
Incentive       Operating       Operating               Non-bank       Bank              FMIS:       FMTC:         Bank
Components:     EPS at          EPS at                  participants:  participants      Change in   Change in     Participants:
                100%            100%                    Change in      Balanced          FMIS at     FMTC at       Balanced
                (calculated     (calculated             EPS at 80%     Scorecards        70%;        70%; Change   Scorecard
                on GAAP         on GAAP                 Consolidated                     Change in   in EPS at
                basis)          basis)                  Efficiency                       EPS at 30%  30%           Non-Bank
                                                        Ratio at                                                   Participants:
                                                        20%                                                        Change in EPS
                                                                                                                   at 80%;
                                                                                                                   Consolidated
                                                                                                                   Efficiency
                                                                                                                   Ratio at 20%
------------    -----------     -----------             ---------------------------      ---------------------------------------

------------   ----------------------------------------           -----------------------------------------    -----------
                                 E                                                   F                              G
------------   ----------------------------------------           -----------------------------------------    -----------
Target %:                    15% - 20%                                           10%- 15%                         5 bps
------------   ----------------------------------------           -----------------------------------------    -----------
Participants:                                                     o Department                                 Mortgage
               Senior Management/                                   Heads                                      Sales
               Leadership                                         o Division Heads                             Managers
                                                                  o Other Management
                                                                    Leadership
------------   ----------------------------------------           -----------------------------------------    -----------
Incentive      Bank          FMIS:          FMTC:                 FMIS:         FMTC:         Bank             5 bps
Components:    Participants: Change in      Change in             Change in     Change in     Participants:    of
               Balanced      FMIS at 70%;   FMTC at               FMIS at 70%;  FMTC at 70%;  Balanced         subordinate
               Scorecard     Change in      70%; Change           Change in     Change in     Scorecard        mortgage
                             EPS at 30%     Change in             EPS at 30%    EPS at 30%                     volume
               Non-Bank                     EPS at 30%                                        Non-Bank
               Participants:                                                                  Particpants:
               Change in EPS                                                                  Change in EPS
               at 80%;                                                                        at 80%;
               Consolidated                                                                   Consolidated
               Efficiency                                                                     Efficiency
               Ratio at 20%                                                                   Ratio at 20%
------------   ----------------------------------------           -----------------------------------------    -----------

VI.  Supporting Parameters

     A. Where individual components are applicable, they must be measurable with both beginning points and standard targets cited.

     B.   Schedule  Determining  EPS  on a  diluted  GAAP  basis  and  Operating
          Earnings

Payouts                   % Change*                                Payout %
                            <3%                                      0%
                             3%                                     30%
                             4%                                     40%
                             5%                                     50%
                             6%                                     60%
                             7%                                     70%
                             8%                                     80%

                             9%                                     90%
          Target            10%                                    100%
                            20%                                    125%
                            30%                                    150%
                            40%                                    175%
                            50%                                    200%

     * Operating earnings adds back charges for amortization of goodwill and other non-operating expenses and excludes unplanned extraordinary income or expenses, all as determined by the Committee

     C.   Schedule Determining Operating Earnings Payouts for FMTC and FMIS

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

First Merchants Bank, National Association..................U.S.

First Merchants Bank of Central Indiana,
National Association........................................U.S.

Lafayette Bank and Trust Company, National Association......U.S.

Commerce National Bank......................................U.S.

Lincoln Bank................................................Indiana

First Merchants Capital Trust II............................Delaware

First Merchants Insurance Services, Inc.....................Indiana

First Merchants Reinsurance Co. Ltd.........................Providencials Turkes
                                                            and Caicos, Island

FMB Portfolio Management, Inc...............................Delaware

Wabash Valley Investments, Inc..............................Nevada

Wabash Valley, LLC..........................................Nevada

Wabash Valley Holdings, Inc.................................Nevada

LF Portfolio Services, Inc..................................Delaware

First Merchants Trust Company, National Association.........U.S.

CNBC Statutory Trust I......................................Connecticut

LF Service Corporation......................................Indiana

Citizens Loan and Service Corporation.......................Indiana

GS Asset Management, Inc....................................Indiana

Park One/332 Water Utility Co., Inc.........................Indiana

                                   EXHIBIT-23
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the registration statement on Form S-8 (File Nos. 033-54065, 333-116074, 333-50484, 333-80119 and 333-80117)
of First Merchants Corporation (the "Corporation") of our reports dated March 16, 2009 on the consolidated financial statements of the Corporation as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and on our audit of internal control over financial reporting of the Corporation as of December 31, 2008, which reports are included in this Annual Report on Form 10-K.


/s/ BKD, LLP

Indianapolis, Indiana
March 16, 2009

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

Dated: March 16, 2009

/s/ Michael C. Rechin
--------------------------------------
    Michael C. Rechin President and
                      Chief Executive
                      Officer (Principal
                      Executive Officer)

/s/ Mark K. Hardwick
--------------------------------------
    Mark K. Hardwick Executive Vice
                     President and Chief
                     Financial Officer
                     (Principal Financial
                     and Accounting
                     Officer)


                                            /s/ Thomas B. Clark
                                            ------------------------------------
                                                Thomas B. Clark         Director

                                            /s/ Michael L. Cox
                                            ------------------------------------
                                                Michael L. Cox          Director

                                            /s/ Roderick English
                                            ------------------------------------
                                                Roderick English        Director


                                            ------------------------------------
                                                Dr. Jo Ann M. Gora      Director

                                            /s/ William L. Hoy
                                            ------------------------------------
                                                William L. Hoy          Director

                                            /s/ Barry J. Hudson
                                            ------------------------------------
                                                Barry J. Hudson         Director

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

Date:  March 16, 2009              /s/ Michael C. Rechin
                                   ----------------------------------------
                                       Michael C. Rechin
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

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

Date:  March 16, 2009              /s/ Mark K. Hardwick
                                   ----------------------------------------
                                       Mark K. Hardwick
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT-32

                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 16, 2009               by /s/ Michael C. Rechin
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



In  connection  with the  annual  report  of First  Merchants  Corporation  (the
"Corporation") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date  March 16, 2009               by /s/ Mark K. Hardwick
      -------------------------       -------------------------------------
                                      Mark K. Hardwick
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

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

                                  EXHIBIT-99.1
             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT
          FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN

EXHIBIT 99.1--FINANCIAL STATEMENTS AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING
              FIRM'S REPORT FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

The annual financial statements and independent registered public accounting firm's report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending December 31, 2008, will be filed as an amendment to the 2008 Annual Report on Form 10-K.