Form 10-K/A
period 2008-12-31
FIRST MERCHANTS CORP
filed 2009-03-31
CIK 712534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K/A

(Amendment No. 1)

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number 0-17071

FIRST MERCHANTS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1544218
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Jackson Street	47305-2814
Muncie, Indiana	(Zip Code)

(Address of principal executive offices)

Registrant's telephone number, including area code: (765) 747-1500

Securities registered pursuant to Section 12 (b) of the Act:

The NASDAQ Stock Market, LLC

Common Stock, $.125 stated value per share

(Title of class)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,””accelerated filer,”and “smaller reporting company”. Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer☒ Non-accelerated filer☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $330,723,000 as of the last business day of the registrant's most recently completed second fiscal quarter

(June 30, 2008).

#202858

As of February 27, 2009 there were 21,178,488 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated

Portions of the Registrant's	Part III (Items 10 through 14)

Definitive Proxy Statement for

Annual Meeting of Shareholders to

be held May 6, 2009

EXPLANATORY NOTE

First Merchants Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008 for the purpose of filing copies of its Articles of Incorporation and Bylaws as currently in effect, both of which were amended during the period subsequent to December 31, 2008. This Amendment also serves to update the exhibit description and index in connection therewith. This Amendment is also being filed to correct the inadvertent omission of the signatures of BKD, LLP from the Report of Independent Registered Public Accounting Firm on the financial statements and internal controls filed within Part II, Items 8 and 9A to the initial Annual Report on Form 10-K.  Such signatures were contained in the reports actually delivered to First Merchants Corporation on March 16, 2009, but were inadvertently omitted from the filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. This Amendment does not reflect events occurring after the date of the initial Annual Report on Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Other than the changes referred to above, all other information in the initial Annual Report on Form 10-K remains unchanged.

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

Indianapolis, Indiana

March 16, 2009

PART II: ITEM 9., ITEM 9A. CONTROLS AND PROCEDURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As permitted, the Corporation excluded the operations of Lincoln Bancorp, a financial institution acquired on December 31, 2008, from the scope of management’s report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

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

Indianapolis, Indiana

March 16, 2009

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

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

3a	First Merchants Corporation Articles of Incorporation, as amended (2).

3b	Bylaws of First Merchants	Corporation, dated January 21, 2009 (2).

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

10a First Merchants Corporation Senior Management Incentive Compensation
Program, dated February 24, 2009.(3)

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

10q First Merchants Corporation 2004 Employee Stock Purchase Plan approved
April 22, 2004 (Incorporated by reference to the registrant's Form
10-Q filed on August 9, 2004)

21	Subsidiaries of Registrant(3)

23	Consent of Independent Registered Public Accounting Firm(3)

24	Limited Power of Attorney(3)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of
the Sarbanes - Oxley Act of 2002(2)

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of
the Sarbanes - Oxley Act of 2002(2)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002(2)

99.1 Financial statements and independent registered public accounting firm's report for First Merchants Corporation Employee Stock Purchase
Plan (3)

(1) Management contract or compensatory plan.
(2) Filed herewith.
(3) Filed with the initial Annual Report on Form 10-K, filed March 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange

Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this ____ day of March, 2009.

FIRST MERCHANTS CORPORATION

By: /s/ Michael C. Rechin
-----------------------------
Michael C. Rechin, President and
Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this ___th day of March, 2009.

/s/ Michael C. Rechin*	/s/ Mark K. Hardwick
--------------------------------------	--------------------------------------
Michael C. Rechin President and	Mark K. Hardwick Executive Vice
Chief Executive	President and Chief
Officer (Principal	Financial Officer
Executive Officer)	(Principal Financial
and Accounting
Officer)

/s/ Thomas B. Clark*	/s/ Barry J. Hudson*
------------------------------------	------------------------------------
Thomas B. Clark	Director	Barry J. Hudson	Director

/s/ Michael L. Cox*	/s/ Michael C. Rechin*
------------------------------------	------------------------------------
Michael L. Cox	Director	Michael C. Rechin	Director

/s/ Roderick English*	/s/ Charles E. Schalliol*
------------------------------------	------------------------------------
Roderick English	Director	Charles E. Schalliol Director

/s/ Terry L. Walker*
------------------------------------	------------------------------------
Dr. Jo Ann Gora	Director	Terry L. Walker	Director

/s/ William L. Hoy*

------------------------------------	------------------------------------
William L. Hoy	Director	Jean L. Wojtowicz	Director

* By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of

Attorney executed by the directors listed above, which Power of Attorney was filed with the Securities and Exchange Commission as an exhibit to the initial Annual Report on Form 10-K, filed March 16, 2009.

By /s/ Mark K. Hardwick
------------------------------
Mark K. Hardwick
As Attorney-in-Fact
March ____, 2009

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

3a	First Merchants Corporation Articles of Incorporation, as amended (2).

3b	Bylaws of First Merchants	Corporation, dated January 21, 2009 (2).

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

10a First Merchants Corporation Senior Management Incentive Compensation
Program, dated February 24, 2009.(3)

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

10q First Merchants Corporation 2004 Employee Stock Purchase Plan approved
April 22, 2004 (Incorporated by reference to the registrant's Form
10-Q filed on August 9, 2004)

21	Subsidiaries of Registrant(3)

23	Consent of Independent Registered Public Accounting Firm(3)

24	Limited Power of Attorney(3)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of
the Sarbanes - Oxley Act of 2002(2)

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of
the Sarbanes - Oxley Act of 2002(2)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002(2)

99.1 Financial statements and independent registered public accounting firm's report for First Merchants Corporation Employee Stock Purchase
Plan (3)

(1) Management contract or compensatory plan.
(2) Filed herewith.
(3) Filed with the initial Annual Report on Form 10-K, filed March 16, 2009.

EXHIBIT - 3a

First Merchants Corporation Articles of Incorporation, as amended

ARTICLES OF INCORPORATION

OF

FIRST MERCHANTS CORPORATION

Following are the Articles of Incorporation, as amended, of First Merchants Corporation (hereinafter referred to as the "Corporation"), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law, as amended (hereinafter referred to as the "Act"):

ARTICLE I

NAME

The name of the Corporation is First Merchants Corporation.

ARTICLE II

PURPOSES

The purposes for which the Corporation is formed are:

SECTION 1. To acquire control of The Merchants National Bank of Muncie and to operate as a bank holding company.

SECTION 2. GENERAL POWERS. To possess, exercise, and enjoy all rights, powers and privileges conferred upon bank holding companies by the Bank Holding Company Act of 1956 as amended and as hereafter amended or supplemented, and all other rights and powers authorized by the laws of the State of Indiana, and the laws of the United States of America applicable to bank holding companies and the regulations of the Board of Governors of the Federal Reserve System.

SECTION 3. TO DEAL IN REAL PROPERTY. Subject to the limitations of Section 2 above, to acquire by purchase, exchange, lease or otherwise, and to hold, own, use, construct, improve, equip, manage, occupy, mortgage, sell, lease, convey, exchange or otherwise dispose of, alone or in conjunction with others, real estate and leaseholds of every kind, character and description whatsoever and wheresoever situated, and any other interests therein, including, but without limiting the generality thereof, buildings, factories, warehouses, offices and structures of all kinds.

SECTION 4. CAPACITY TO ACT. Subject to the limitations of Section 2 above, to have the capacity to act possessed by natural persons and to perform such acts as are necessary and advisable to accomplish the purposes, activities and business of the Corporation.

SECTION 5. TO ACT AS AGENT. Subject to the limitations of Section 2 above, to act as agent or representative for any firm, association, corporation, partnership, government or person, public or private, with respect to any activity or business of the Corporation.

SECTION 6. TO MAKE CONTRACTS AND GUARANTEES. Subject to the limitations of Section 2 above, to make, execute and perform, or cancel and rescind, contracts of every kind and description, including guarantees and contracts of suretyship, with any firm, association, corporation, partnership, government or person, public or private.

              SECTION 7. TO BORROW FUNDS. Subject to the limitations of Section 2 above, to borrow moneys for any activity or business of the Corporation and, from time to time, without limit as to amount, to draw, make, accept, endorse, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures, notes, trust receipts, and other negotiable or non-negotiable instruments and evidences of indebtedness, and to secure the payment thereof, and the interest thereon, by mortgage, pledge, conveyance, or assignment in trust of all or any part of the assets of the Corporation, real, personal or mixed, including contract rights, whether at the time owned or thereafter acquired, and to sell, exchange or otherwise dispose of such securities or other obligations of the Corporation.

SECTION 8. TO DEAL IN ITS OWN SECURITIES. Subject to the limitations of Section 2 above, to purchase, take, receive or otherwise acquire, and to hold, own, pledge, transfer or otherwise dispose of shares of its own capital stock and other securities. Purchases of the Corporation's own shares, whether direct or indirect, may be made without shareholder approval only to the extent of unreserved and unrestricted earned surplus available therefor.

ARTICLE III

PERIOD OF EXISTENCE

The period during which the Corporation shall continue is perpetual.

ARTICLE IV

RESIDENT AGENT AND PRINCIPAL OFFICE

Section 1. Resident Agent. The name and address of the Corporation's Resident Agent for service of process is:

Larry R. Helms

200 East Jackson Street

Muncie, IN 47305

SECTION 2. PRINCIPAL OFFICE. The post office address of the principal office of the Corporation is:

200 East Jackson Street

Muncie, IN 47305

ARTICLE V

AUTHORIZED SHARES

SECTION 1. NUMBER OF SHARES. The total number of shares of common stock which the Corporation is to have authority to issue is 50,000,000, all with no par value. The total number of shares of preferred stock the Corporation is to have authority to issue is 500,000, all with no par value.

SECTION 2. TERMS OF SHARES. The authorized shares of "Common Stock" shall be equal to every other share of Common Stock and shall participate equally with other shares of Common Stock in all earnings and profits of the Corporation and on distribution of assets, either on dissolution, liquidation or otherwise. The authorized shares of "Preferred Stock" shall be equal to every other share of Preferred Stock and shall participate equally with other shares of Preferred Stock. The terms of the Preferred Stock and its relative rights, preferences, limitations or restrictions shall be established by the Board of Directors prior to issuance of any Preferred Stock.

SECTION 3. VOTING RIGHTS. Each holder of Common Stock shall have the right to vote on all matters presented to shareholders and shall be entitled on all matters including elections of Directors to one vote for each share of Common Stock registered in his/her name on the books of the Corporation. The voting rights of the Preferred Stock, if any, shall be determined by the Board of Directors prior to issuance of the Preferred Stock.

ARTICLE VI

REQUIREMENTS PRIOR TO DOING BUSINESS

The Corporation will not commence business until consideration of the value of at least One Thousand Dollars ($1,000.00) has been received for the issuance of shares.

ARTICLE VII

DIRECTORS

SECTION 1. NUMBER. The number of Directors of the Corporation shall not be less than nine (9) nor more than twenty-one (21), as may be specified from time to time by the Bylaws. If and whenever the Bylaws do not contain a provision specifying the number of Directors, the number shall be sixteen (16). The Directors shall be classified, with respect to the time for which they severally hold office, into three (3) classes as nearly equal in number as possible, as shall be specified in the Bylaws, one class to be elected for a term expiring at each annual meeting of shareholders, with each Director to hold office until his successor is elected and qualified. At each annual meeting of shareholders, the successor of each Director whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of his election, or until his successor is elected and qualified.

SECTION 2. NAMES AND POST OFFICE ADDRESSES OF THE DIRECTORS. The names and post office addresses of the initial Board of Directors of the Corporation are:

Name	Number and Street or Building	City	State	Zip Code

Stefan S. Anderson	2705 W. Twickingham Drive	Muncie	IN	47304
Thomas F. Bluemle	1900 N. Brentwood Lane	Muncie	IN	47304
Frank A. Bracken	1011 E. Parkway Drive	Muncie	IN	47304
Clell W. Douglass	305 Normandy Drive	Muncie	IN	47304
David A. Galliher	2500 W. Berwyn Road	Muncie	IN	47304
William P. Givens	1209 W. Beechwood Avenue	Muncie	IN	47303
John W. Hartmeyer	818 W. Riverside Avenue	Muncie	IN	47303
David W. Howell	Rural Route #2, Box 174	Middletown	IN	47358
Betty J. Kendall	Rural Route #14, Box 425	Muncie	IN	47302
Don E. Marsh	1250 Warwick Road	Muncie	IN	47304
Robert H. Mohlman	3405 N. Vienna Woods Drive	Muncie	IN	47304
Robert R. Park	Rural Route #2, Box 126	Gaston	IN	47342
Peter L. Roesner	2207 W. Wiltshire Road	Muncie	IN	47304
Hamer D. Shafer	3500 W. Gatewood Lane	Muncie	IN	47304
Robert M. Smitson	2601 W. Chelsea Drive	Muncie	IN	47304
Reed D. Voran	2308 W. Wiltshire Road	Muncie	IN	47304

SECTION 3. QUALIFICATIONS OF DIRECTORS. Directors need not be shareholders of the Corporation.

ARTICLE VIII

INCORPORATOR(S)

The name and post office address of the incorporator of the Corporation is:

Stefan S. Anderson

200 East Jackson Street

Muncie, IN 47305

ARTICLE IX

PROVISIONS FOR REGULATION OF BUSINESS

AND CONDUCT OF AFFAIRS OF CORPORATION

SECTION 1. MEETINGS OF SHAREHOLDERS. Meetings of shareholders of the Corporation shall be held at such place, within or without the State of Indiana, as may be specified in the notices or waivers of notice of such meetings.

SECTION 2. MEETINGS OF DIRECTORS. Meetings of Directors of the Corporation shall be held at such place, within or without the State of Indiana, as may be specified in the notices or waivers of notice of such meetings. A member of the Board of Directors or of a committee designated by the Board may participate in a meeting of the Board or committee by means of a conference telephone or similar communications equipment by which all persons participating in the meeting can communicate with each other, and participation by these means constitutes presence in person at the meeting.

SECTION 3. CONSIDERATION FOR SHARES. Shares of stock of the Corporation shall be issued or sold in such manner and for such amount of consideration as may be fixed from time to time by the Board of Directors.

            SECTION 4. BYLAWS OF THE CORPORATION. The Board of Directors, unless otherwise provided in the Bylaws or in these Articles of Incorporation, may by a majority vote of the actual number of Directors elected and qualified from time to time make, alter, amend or repeal the Bylaws.

            The Board of Directors may, by resolution adopted by a majority of the actual number of Directors elected and qualified, from time to time, designate from among its members an executive committee and one or more other committees, each of which, to the extent provided in the resolution, the Articles of Incorporation, or the Bylaws, may exercise all of the authority of the Board of Directors of the Corporation, including, but not limited to, the authority to issue and sell or approve any contract to issue and sell, securities or sharesof the Corporation or designate the terms of a series of a class of securities or shares of the Corporation. The terms which may be affixed by each such committee include, but are not limited to, the price, dividend rate, and provisions of redemption, a sinking fund, conversion, voting or preferential rights or other features of securities or class or series of a class of shares. Each such committee may have full power to adopt a final resolution which sets forth those terms and to authorize a statement of such terms to be filed with the Secretary of State. However, no such committee has the authority to declare dividends or distributions, amend the Articles of Incorporation or the Bylaws, approve a plan of merger or consolidation even if such plan does not require shareholder approval, reduce earned or capital surplus, authorize or approve the reacquisition of shares unless pursuant to a general formula or method specified by the Board of Directors, or recommend to the shareholders a voluntary dissolution of the Corporation or a revocation thereof. No member of any such committee shall continue to be a member thereof after he ceases to be a Director of the Corporation. The calling and holding of meetings of any such committee and its method of procedure shall be determined by the Board of Directors. A member of the Board of Directors shall not be liable for any action taken by any such committee if he is not a member of that committee and has acted in good faith and in a manner he reasonably believes is in the best interest of the Corporation.

            SECTION 5. CONSENT ACTION BY SHAREHOLDERS. Any action required by statute to be taken at a meeting of the shareholders, or any action which may be taken at a meeting of the shareholders, may be taken without a meeting if, prior to such action, a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof, and such written consent is filed with the minutes of the proceedings of the shareholders.

            SECTION 6. CONSENT ACTION BY DIRECTORS. Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting, if prior to such action a written consent to such action is signed by all members of the Board of Directors or such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or committee.

            SECTION 7. INTEREST OF DIRECTORS IN CONTRACTS. Any contract or other transaction between the Corporation or any corporation in which this Corporation owns a majority of the capital stock shall be valid and binding, notwithstanding that the Directors or officers of this Corporation are identical or that some or all of the Directors or officers, or both, are also directors or officers of such other corporation.

           Any contract or other transaction between the Corporation and one or moreof its Directors or members or employees, or between the Corporation and any firm of which one or more of its Directors are members or employees or in which they are interested, or between the Corporation and any corporation or association of which one or more of its Directors are stockholders, members, directors, officers, or employees, or in which they are interested, shall be valid for all purposes notwithstanding the presence of such Director or Directors at the meeting of the Board of Directors of the Corporation which acts upon, or in reference to, such contract or transaction and notwithstanding his or their participation in such action, if the fact of such interest shall be disclosed or known to the Board of Directors and the Board of Directors shall authorize, approve and ratify such contract or transaction by a vote of a majority of the Directors present, such interested Director or Directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contract or other transaction which would otherwise be valid under the common and statutory law applicable thereto.

            SECTION 8. INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS. Every person who is or was a Director, officer, employee or agent of this Corporation or of any other corporation for which he is or was serving in any capacity at the request of this Corporation shall be indemnified by this Corporation against any and all liability and expense that may be incurred by him in connection with or resulting from or arising out of any claim, action, suit or proceeding, provided that such person is wholly successful with respect thereto or acted in good faith in what he reasonably believed to be in or not opposed to the best interest of this Corporation or such other corporation, as the case may be, and, in addition, in any criminal action or proceeding in which he had no reasonable cause to believe that his conduct was unlawful. As used herein, "claim, action, suit or proceeding" shall include any claim, action, suit or proceeding (whether brought by or in the right of this Corporation or such other corporation or otherwise), civil, criminal, administrative or investigative, whether actual or threatened or in connection with an appeal relating thereto, in which a Director, officer, employee or agent of this Corporation may become involved, as a party or otherwise,

(i) by reason of his being or having been a Director, officer, employee, or agent of this Corporation or such other corporation or arising out of his status as such or

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

            SECTION 9. DISTRIBUTIONS OUT OF CAPITAL SURPLUS. The Board of Directors of the Corporation may from time to time distribute to its shareholders out of the capital surplus of the Corporation a portion of its assets, in cash or property, without the assent or vote of the shareholders, provided that with respect to such a distribution the requirements of the Act other than shareholder approval are satisfied.

            SECTION 10. POWERS OF DIRECTORS. In addition to the powers and the authority granted by these Articles or by statute expressly conferred, the Board of Directors of the Corporation is hereby authorized to exercise all powers and to do all acts and things as may be exercised or done under the laws of the State of Indiana by a corporation organized and existing under the provisions of the Act and not specifically prohibited or limited by these Articles.

            SECTION 11. REMOVAL OF DIRECTORS. Any and all members of the Board of Directors may be removed, with or without cause, at a meeting of the shareholders called expressly for that purpose by the affirmative vote of the holders of not less than two-thirds (2/3) of the outstanding shares of capital stock then entitled to vote on the election of Directors, except that if the Board of Directors, by an affirmative vote of at least two-thirds (2/3) of the entire Board of Directors, recommends removal of a Director to the shareholders, such removal may be effected by the affirmative vote of the holders of not less than a majority of the outstanding shares of capital stock then entitled to vote on the election of Directors at a meeting of shareholders called expressly for that purpose.

SECTION 12. FAIR PRICE, FORM OF CONSIDERATION AND PROCEDURAL SAFEGUARDS FOR CERTAIN BUSINESS COMBINATIONS

            (A) The affirmative vote of the holders of not less than three-fourths (3/4) of the Voting Shares (as hereinafter defined) of the Corporation shall be required for the authorization or adoption, except as provided in subsection (D) of this Section, of the following transactions:

1. Any merger or consolidation of the Corporation or its subsidiary or subsidiaries (as hereinafter defined) with or into either of the following:

(a) 10% Shareholders (as hereinafter defined); or

(b) Any other corporation (whether or not itself a 10% Shareholder) which, after such merger or consolidation, would be an Affiliate (as hereinafter defined) of a 10% Shareholder.

2. Any sale, lease, exchange, transfer or other disposition (including, without limitation,

    the granting of a mortgage or other securitiy interest) to or with any 10% Sharholder of any material part of the assets of the Corporation or any of its subsidiaries; and

3. A liquidation or dissolution of the Corporation or any material subsidiary thereof or adoption of any plan with respect thereto.

4. Any reclassification of securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its subsidiaries or any other transaction (whether or not with or into or otherwise involving a 10% Shareholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any subsidiary which is directly or indirectly owned by any 10% Shareholder; and

5. Any agreement, contract or other arrangement providing for any one or more of the actions specified in the foregoing clauses (A)1. through (A)4.

             (B) Prior to the approval of any of the transactions referred to in subsection (A) of this section ("Business Combination"), the Board of Directors of the Corporation shall make an evaluation of all relevent factors and issues arising out of or in connection with any such Business Combination and shall report to the shareholders in the conclusion which the Board of Directors reaches such evaluation.  Relevent factors and issues shall include consideration of the impact which any such Business Combination will have on the community in which the Corporation or its subsidiaries conducts business, the employees of the Corporation or any of its subsidiaries, and the suppliers and customers of the Corporation and its subsidiaries, and shall also include any and all other factors which the Board of Directors in its discretion deems relevant.

(C) The following definitions shall apply when used in this Section:

1. "10% Shareholder" shall mean, in respect of any Business Combination, any person (other than the Corporation) who or which, as of the record date for the determination of shareholders entitled to notice of and to vote on such Business Combination or immediately prior to the consummation of any such Business Combination:

(a) Is the beneficial owner (as determined in accordance with Rule 13d-3 promulgated by the Securities and Exchange Commission ("Beneficial

     Owner"), directly or indirectly, of not less than ten percent (10%) of the Voting Shares; or

(b) Is an Affiliate (as hereinafter defined) of the Corporation and at any time within two years prior thereto was the Beneficial Owner, directly or indirectly, of not less than ten percent (10%) of then outstanding

     Voting Shares; or

(c) Any individual, corporation, partnership or other person or entity which,

     together with any of its Affiliates (as hereinafter defined), beneficially owns in the aggregate more than ten percent (10%) of the Voting

     Shares of the Corporation.

2. "Voting Shares" includes:

(a) Any securities of the Corporation which are entitled to vote on any matter referred to in this Section;

(b) Any securities, including but not limited to, preferred stock, bonds, debentures, or options which can be converted into voting securities at the time of the vote referred to in this Section; and

(c) Security agreements of any nature for which voting securities are pledged as collateral.

3. "Affiliate" shall include all persons who would be defined as affiliates under Rule 12b-2 under the Securities Exchange Act of 1934.

4. "Subsidiary" means any corporation of which a majority of any class of equity securities (as defined in Rule 3a 11-1 of the general rules and regulations under the Securities Exchange Act of 1934) are owned,

    directly or indirectly by the Corporation; provided, however, that for the purposes of the definition of a 10% Shareholder set forth above, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the Corporation.

5. "Fair Market Value" means:

(1) In the case of stock, in the absence of any determination price as established on a national, regional, or local exchange or over-the-

      counter market, or in the absence of any market-maker dealing in the stock on a regular basis, the fair market value of such stock on the date in question as determined by the Board in good faith; and

(2) In the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Board in good faith.

            (D) The additional voting requirement set forth in subsection (A) above shall not applicable, and any such Business Combination shall require the affirmitive vote of two-thirds (2/3) of the Voting Shares, if one of the following occurs:

1. The Business Combination shall have been approved by two-thirds (2/3) of the Directors of the Corporation; or

2. All of the following conditions shall have been met:

(a) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of

      consideration other than cash to be received per share by holders of Common Stock in such Business Combination shall be at least equal to the greater of (i) and (ii), where (i) is the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the 10% Shareholder or any other party for any shares of Common stock acquired within the two-year period immediately prior to the first public announcement of the proposal of the Business Combination (the "Announcement Date")

      or, if higher, the per share price paid in the transaction in which the

     10% Shareholder became a 10% Shareholder, and (ii) is the per share book value of the Corporation reported at the end of the fiscal quarter immediately preceding the later of any public announcement of any proposed Business Combination or the meeting date on which the shareholders are to consider the propsed Business Combination;

(b) The consideration to be received by holders of a particular class of outstanding Voting Stock (including Common stock) shall be in cash or in the same form as the 10% Shareholder has previously paid for shares of such class of Voting Stock.  If the 10% Shareholder has paid for shares of any class of Voting Stock with varying forms of consideration, the form of consideration for such class of Voting

      Stock shall be either cash or the form used to acquire the largest number of shares of such class of Voting stock previously acquired by it;

(c) A proxy or information statement describing the proposed merger or consolidation and complying with the requirements of the Securites

     Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act rules or regulations)

     shall be mailed to shareholders of the Corporation at least thirty (30)

     days prior to the meeting of shareholders called to consider the proposed Business Combination or, if no meeting, thirty (30) days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

ARTICLE X

AMENDMENTS

These Articles of Incorporation may be amended at any time, subject to the provisions of this Article, by the affirmative vote of a majority of the outstanding shares of stock of the Corporation entitled to vote on such amendment. No amendment shall be adopted which shall repeal, modify, amend, alter or diminish in any way the provisions of Article V, Section 1 of Article VII, Section 4 of Article IX, Section 11 of Article IX, Section 12 of Article IX, or this Article X without the affirmative vote of three-fourths (3/4) of the outstanding shares of stock of the Corporation entitled to vote on such amendment.

The Bylaws of the Corporation may be amended as provided herein and therein except that no amendment shall in any way repeal, modify, amend, alter or diminish the provisions of this Article or the other provisions of the Articles of Incorporation referenced in this Article.

ARTICLES OF AMENDMENT

OF THE

ARTICLES OF INCORPORATION

OF

FIRST MERCHANTS CORPORATION

FIRST MERCHANTS CORPORATION (hereinafter referred to as the “Corporation”), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law (hereinafter referred to as the “Act”), desiring to give notice of corporate action effectuating the amendment of its Restated Articles of Incorporation, hereby sets forth the following facts:

ARTICLE I

Name of Corporation; Date of Incorporation

The name of the Corporation is First Merchants Corporation. The date of incorporation of the Corporation is September 20, 1982.

ARTICLE II

Text of Amendment

Article V of the Articles of Incorporation of the Corporation is hereby amended to create a series of preferred stock and the designation and number of shares of such series, and the voting and other powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations and restrictions thereof, of the shares of such series, by adding a new Section 4 as follows:

“Section 4.	Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

Part 1. Designation and Number of Shares. There is hereby created out of the authorized and unissued shares of preferred stock of the Corporation a series of preferred stock designated as the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” (the “Designated Preferred Stock”). The authorized number of shares of Designated Preferred Stock shall be 116,000.

Part 2. Standard Provisions. The Standard Provisions contained in Annex A attached hereto are incorporated herein by reference in their entirety and shall be deemed to be a part of this Certificate of Designations to the same extent as if such provisions had been set forth in full herein.

Part. 3. Definitions. The following terms are used in this Certificate of Designations (including the Standard Provisions in Annex A hereto) as defined below:

(a)       “Common Stock” means the common stock, without par value, of the Corporation.

(b)       “Dividend Payment Date” means February 15, May 15, August 15 and November 15 of each year.

(c)	“Junior Stock” means the Common Stock and any other class or series of stock of the Corporation the terms of which expressly provide that it ranks junior to Designated Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of the Corporation.

(d)	“Liquidation Amount” means $1,000 per share of Designated Preferred Stock.
(e)	“Minimum Amount” means $29,000,000.

(f)        “Parity Stock” means any class or series of stock of the Corporation (other than Designated Preferred Stock) the terms of which do not expressly provide that such class or series will rank senior or junior to Designated Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of the Corporation (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

(g)	“Signing Date” means the Original Issue Date.

Part. 4. Certain Voting Matters. Holders of shares of Designated Preferred Stock will be entitled to one vote for each such share on any matter on which holders of Designated Preferred Stock are entitled to vote, including any action by written consent.

[Annex A follows immediately hereafter]

ANNEX A

STANDARD PROVISIONS

Section 1. General Matters. Each share of Designated Preferred Stock shall be identical in all respects to every other share of Designated Preferred Stock. The Designated Preferred Stock shall be perpetual, subject to the provisions of Section 5 of these Standard Provisions that form a part of the Certificate of Designations. The Designated Preferred Stock shall rank equally with Parity Stock and shall rank senior to Junior Stock with respect to the payment of dividends and the distribution of assets in the event of any dissolution, liquidation or winding up of the Corporation.

Section 2. Standard Definitions. As used herein with respect to Designated Preferred Stock:

(a)       “Applicable Dividend Rate” means (i) during the period from the Original Issue Date to, but excluding, the first day of the first Dividend Period commencing on or after the fifth anniversary of the Original Issue Date, 5% per annum and (ii) from and after the first day of the first Dividend Period commencing on or after the fifth anniversary of the Original Issue Date, 9% per annum.

(b)       “Appropriate Federal Banking Agency” means the “appropriate Federal banking agency” with respect to the Corporation as defined in Section 3(q) of the Federal Deposit Insurance Act (12 U.S.C. Section 1813(q)), or any successor provision.

(c)       “Business Combination” means a merger, consolidation, statutory share exchange or similar transaction that requires the approval of the Corporation’s stockholders.

(d)       “Business Day” means any day except Saturday, Sunday and any day on which banking institutions in the State of New York generally are authorized or required by law or other governmental actions to close.

(e)       “Bylaws” means the bylaws of the Corporation, as they may be amended from time to time.

(f)        “Certificate of Designations” means the Certificate of Designations or comparable instrument relating to the Designated Preferred Stock, of which these Standard Provisions form a part, as it may be amended from time to time.

(g)       “Charter” means the Corporation’s certificate or articles of incorporation, articles of association, or similar organizational document.

(h)	“Dividend Period” has the meaning set forth in Section 3(a).
(i)	“Dividend Record Date” has the meaning set forth in Section 3(a).
(j)	“Liquidation Preference” has the meaning set forth in Section 4(a).

(k)       “Original Issue Date” means the date on which shares of Designated Preferred Stock are first issued.

(l)	“Preferred Director” has the meaning set forth in Section 7(b).

(m)      “Preferred Stock” means any and all series of preferred stock of the Corporation, including the Designated Preferred Stock.

(n)       “Qualified Equity Offering” means the sale and issuance for cash by the Corporation to persons other than the Corporation or any of its subsidiaries after the Original Issue Date of shares of perpetual Preferred Stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Corporation at the time of issuance under the applicable risk-based capital guidelines of the Corporation’s Appropriate Federal Banking Agency (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008).

(o)	“Share Dilution Amount” has the meaning set forth in Section 3(b).

(p)       “Standard Provisions” mean these Standard Provisions that form a part of the Certificate of Designations relating to the Designated Preferred Stock.

(q)	“Successor Preferred Stock” has the meaning set forth in Section 5(a).

(r)        “Voting Parity Stock” means, with regard to any matter as to which the holders of Designated Preferred Stock are entitled to vote as specified in Sections 7(a) and 7(b) of these Standard Provisions that form a part of the Certificate of Designations, any and all series of Parity Stock upon which like voting rights have been conferred and are exercisable with respect to such matter.

Section 3. Dividends.

(a)       Rate. Holders of Designated Preferred Stock shall be entitled to receive, on each share of Designated Preferred Stock if, as and when declared by the Board of Directors or any duly authorized committee of the Board of Directors, but only out of assets legally available therefor, cumulative cash dividends with respect to each Dividend Period (as defined below) at a rate per annum equal to the Applicable Dividend Rate on (i) the Liquidation Amount per share of Designated Preferred Stock and (ii) the amount of accrued and unpaid dividends for any prior Dividend Period on such share of Designated Preferred Stock, if any. Such dividends shall begin to accrue and be cumulative from the Original Issue Date, shall compound on each subsequent Dividend Payment Date (i.e., no dividends shall accrue on other dividends unless and until the first Dividend Payment Date for such other dividends has passed without such other dividends having been paid on such date) and shall be payable quarterly in arrears on each Dividend Payment Date, commencing with the first such Dividend Payment Date to occur at least 20 calendar days after the Original Issue Date. In the event that any Dividend Payment Date would otherwise fall on a day that is not a Business Day, the dividend payment due on that date will be postponed to the next day that is a Business Day and no additional dividends will accrue as a result of that postponement. The period from and including any Dividend Payment Date to, but excluding, the next Dividend Payment Date is a “Dividend Period”, provided that the initial Dividend Period shall be the period from and including the Original Issue Date to, but excluding, the next Dividend Payment Date.

Dividends that are payable on Designated Preferred Stock in respect of any Dividend Period shall be computed on the basis of a 360-day year consisting of twelve 30-day months. The amount of dividends payable on Designated Preferred Stock on any date prior to the end of a Dividend Period, and for the initial Dividend Period, shall be computed on the basis of a 360-day year consisting of twelve 30-day months, and actual days elapsed over a 30-day month.

Dividends that are payable on Designated Preferred Stock on any Dividend Payment Date will be payable to holders of record of Designated Preferred Stock as they appear on the stock register of the Corporation on the applicable record date, which shall be the 15th calendar day immediately preceding such Dividend Payment Date or such other record date fixed by the Board of Directors or any duly authorized committee of the Board of Directors that is not more than 60 nor less than 10 days prior to such Dividend Payment Date (each, a “Dividend Record Date”). Any such day that is a Dividend Record Date shall be a Dividend Record Date whether or not such day is a Business Day.

Holders of Designated Preferred Stock shall not be entitled to any dividends, whether payable in cash, securities or other property, other than dividends (if any) declared and payable on Designated Preferred Stock as specified in this Section 3 (subject to the other provisions of the Certificate of Designations).

(b)       Priority of Dividends. So long as any share of Designated Preferred Stock remains outstanding, no dividend or distribution shall be declared or paid on the Common Stock or any other shares of Junior Stock (other than dividends payable solely in shares of Common Stock) or Parity Stock, subject to the immediately following paragraph in the case of Parity Stock, and no Common Stock, Junior Stock or Parity Stock shall be, directly or indirectly, purchased, redeemed or otherwise acquired for consideration by the Corporation or any of its subsidiaries unless all accrued and unpaid dividends for all past Dividend Periods, including the latest completed Dividend Period (including, if applicable as provided in Section 3(a) above, dividends on such amount), on all outstanding shares of Designated Preferred Stock have been or are contemporaneously declared and paid in full (or have been declared and a sum sufficient for the payment thereof has been set aside for the benefit of the holders of shares of Designated Preferred Stock on the applicable record date). The foregoing limitation shall not apply to (i) redemptions, purchases or other acquisitions of shares of Common Stock or other Junior Stock in connection with the administration of any employee benefit plan in the ordinary course of business (including purchases to offset the Share Dilution Amount (as defined below) pursuant to a publicly announced repurchase plan) and consistent with past practice, provided that any purchases to offset the Share Dilution Amount shall in no event exceed the Share Dilution Amount; (ii) purchases or other acquisitions by a broker-dealer subsidiary of the Corporation solely for the purpose of market-making, stabilization or customer facilitation transactions in Junior Stock or Parity Stock in the ordinary course of its business; (iii) purchases by a broker-dealer subsidiary of the Corporation of capital stock of the Corporation for resale pursuant to an offering by the Corporation of such capital stock underwritten by such broker-dealer subsidiary; (iv) any dividends or distributions of rights or Junior Stock in connection with a stockholders’ rights plan or any redemption or repurchase of rights pursuant to any stockholders’ rights plan; (v) the acquisition by the Corporation or any of its subsidiaries of record ownership in Junior Stock or Parity Stock for the beneficial ownership of any other persons (other than the Corporation or any of its subsidiaries), including as trustees or custodians; and (vi) the exchange or conversion of Junior Stock for or into other Junior Stock or of Parity Stock for or into other

Parity Stock (with the same or lesser aggregate liquidation amount) or Junior Stock, in each case, solely to the extent required pursuant to binding contractual agreements entered into prior to the Signing Date or any subsequent agreement for the accelerated exercise, settlement or exchange thereof for Common Stock. “Share Dilution Amount” means the increase in the number of diluted shares outstanding (determined in accordance with generally accepted accounting principles in the United States, and as measured from the date of the Corporation’s consolidated financial statements most recently filed with the Securities and Exchange Commission prior to the Original Issue Date) resulting from the grant, vesting or exercise of equity-based compensation to employees and equitably adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction.

When dividends are not paid (or declared and a sum sufficient for payment thereof set aside for the benefit of the holders thereof on the applicable record date) on any Dividend Payment Date (or, in the case of Parity Stock having dividend payment dates different from the Dividend Payment Dates, on a dividend payment date falling within a Dividend Period related to such Dividend Payment Date) in full upon Designated Preferred Stock and any shares of Parity Stock, all dividends declared on Designated Preferred Stock and all such Parity Stock and payable on such Dividend Payment Date (or, in the case of Parity Stock having dividend payment dates different from the Dividend Payment Dates, on a dividend payment date falling within the Dividend Period related to such Dividend Payment Date) shall be declared pro rata so that the respective amounts of such dividends declared shall bear the same ratio to each other as all accrued and unpaid dividends per share on the shares of Designated Preferred Stock (including, if applicable as provided in Section 3(a) above, dividends on such amount) and all Parity Stock payable on such Dividend Payment Date (or, in the case of Parity Stock having dividend payment dates different from the Dividend Payment Dates, on a dividend payment date falling within the Dividend Period related to such Dividend Payment Date) (subject to their having been declared by the Board of Directors or a duly authorized committee of the Board of Directors out of legally available funds and including, in the case of Parity Stock that bears cumulative dividends, all accrued but unpaid dividends) bear to each other. If the Board of Directors or a duly authorized committee of the Board of Directors determines not to pay any dividend or a full dividend on a Dividend Payment Date, the Corporation will provide written notice to the holders of Designated Preferred Stock prior to such Dividend Payment Date.

Subject to the foregoing, and not otherwise, such dividends (payable in cash, securities or other property) as may be determined by the Board of Directors or any duly authorized committee of the Board of Directors may be declared and paid on any securities, including Common Stock and other Junior Stock, from time to time out of any funds legally available for such payment, and holders of Designated Preferred Stock shall not be entitled to participate in any such dividends.

Section 4. Liquidation Rights.

(a)       Voluntary or Involuntary Liquidation. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, holders of Designated Preferred Stock shall be entitled to receive for each share of Designated Preferred Stock, out of the assets of the Corporation or proceeds thereof (whether capital or surplus) available for distribution to stockholders of the Corporation, subject to the rights of any creditors of the Corporation, before any distribution of such assets or proceeds is made to or set aside for the holders of Common Stock and any other stock of the Corporation ranking junior to Designated Preferred Stock as to such distribution, payment in full in an amount equal to the sum of (i) the Liquidation Amount per share and (ii) the amount of any accrued and unpaid dividends (including, if applicable as provided in Section 3(a) above, dividends on such amount), whether or not declared, to the date of payment (such amounts collectively, the “Liquidation Preference”).

(b)       Partial Payment. If in any distribution described in Section 4(a) above the assets of the Corporation or proceeds thereof are not sufficient to pay in full the amounts payable with respect to all outstanding shares of Designated Preferred Stock and the corresponding amounts payable with respect of any other stock of the Corporation ranking equally with Designated Preferred Stock as to such distribution, holders of Designated Preferred Stock and the holders of such other stock shall share ratably in any such distribution in proportion to the full respective distributions to which they are entitled.

(c)       Residual Distributions. If the Liquidation Preference has been paid in full to all holders of Designated Preferred Stock and the corresponding amounts payable with respect of any other stock of the Corporation ranking equally with Designated Preferred Stock as to such distribution has been paid in full, the holders of other stock of the Corporation shall be entitled to receive all remaining assets of the Corporation (or proceeds thereof) according to their respective rights and preferences.

(d)       Merger, Consolidation and Sale of Assets Not Liquidation. For purposes of this Section 4, the merger or consolidation of the Corporation with any other corporation or other entity, including a merger or consolidation in which the holders of Designated Preferred Stock receive cash, securities or other property for their shares, or the sale, lease or exchange (for cash, securities or other property) of all or substantially all of the assets of the Corporation, shall not constitute a liquidation, dissolution or winding up of the Corporation.

Section 5. Redemption.

(a)       Optional Redemption. Except as provided below, the Designated Preferred Stock may not be redeemed prior to the first Dividend Payment Date falling on or after the third anniversary of the Original Issue Date. On or after the first Dividend Payment Date falling on or after the third anniversary of the Original Issue Date, the Corporation, at its option, subject to the approval of the Appropriate Federal Banking Agency, may redeem, in whole or in part, at any time and from time to time, out of funds legally available therefor, the shares of Designated Preferred Stock at the time outstanding, upon notice given as provided in Section 5(c) below, at a redemption price equal to the sum of (i) the Liquidation Amount per share and (ii) except as otherwise provided below, any accrued and unpaid dividends (including, if applicable as provided in Section 3(a) above, dividends on such amount) (regardless of whether any dividends are actually declared) to, but excluding, the date fixed for redemption.

Notwithstanding the foregoing, prior to the first Dividend Payment Date falling on or after the third anniversary of the Original Issue Date, the Corporation, at its option, subject to the approval of the Appropriate Federal Banking Agency, may redeem, in whole or in part, at any time and from time to time, the shares of Designated Preferred Stock at the time outstanding, upon notice given as provided in Section 5(c) below, at a redemption price equal to the sum of (i) the Liquidation Amount per share and (ii) except as otherwise provided below, any accrued and unpaid dividends (including, if applicable as provided in Section 3(a) above, dividends on such amount) (regardless of whether any dividends are actually declared) to, but excluding, the date fixed for redemption; provided that (x) the Corporation (or any successor by Business Combination) has received aggregate gross proceeds of not less than the Minimum Amount (plus the “Minimum Amount” as defined in the relevant certificate of designations for each other outstanding series of preferred stock of such successor that was originally issued to the United States Department of the Treasury (the “Successor Preferred Stock”) in connection with the Troubled Asset Relief Program Capital Purchase Program) from one or more Qualified Equity Offerings (including Qualified Equity Offerings of such successor), and (y) the aggregate redemption price of the Designated Preferred Stock (and any Successor Preferred Stock) redeemed pursuant to this paragraph may not exceed the aggregate net cash proceeds received by the Corporation (or any successor by Business Combination) from such Qualified Equity Offerings (including Qualified Equity Offerings of such successor).

The redemption price for any shares of Designated Preferred Stock shall be payable on the redemption date to the holder of such shares against surrender of the certificate(s) evidencing such shares to the Corporation or its agent. Any declared but unpaid dividends payable on a redemption date that occurs subsequent to the Dividend Record Date for a Dividend Period shall not be paid to the holder entitled to receive the redemption price on the redemption date, but rather shall be paid to the holder of record of the redeemed shares on such Dividend Record Date relating to the Dividend Payment Date as provided in Section 3 above.

(b)       No Sinking Fund. The Designated Preferred Stock will not be subject to any mandatory redemption, sinking fund or other similar provisions. Holders of Designated Preferred Stock will have no right to require redemption or repurchase of any shares of Designated Preferred Stock.

(c)       Notice of Redemption. Notice of every redemption of shares of Designated Preferred Stock shall be given by first class mail, postage prepaid, addressed to the holders of record of the shares to be redeemed at their respective last addresses appearing on the books of the Corporation. Such mailing shall be at least 30 days and not more than 60 days before the date fixed for redemption. Any notice mailed as provided in this Subsection shall be conclusively presumed to have been duly given, whether or not the holder receives such notice, but failure duly to give such notice by mail, or any defect in such notice or in the mailing thereof, to any holder of shares of Designated Preferred Stock designated for redemption shall not affect the validity of the proceedings for the redemption of any other shares of Designated Preferred Stock. Notwithstanding the foregoing, if shares of Designated Preferred Stock are issued in book-entry form through The Depository Trust Company or any other similar facility, notice of redemption may be given to the holders of Designated Preferred Stock at such time and in any manner permitted by such facility. Each notice of redemption given to a holder shall state: (1) the redemption date; (2) the number of shares of Designated Preferred Stock to be redeemed and, if less than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (3) the redemption price; and (4) the place or places where certificates for such shares are to be surrendered for payment of the redemption price.

(d)       Partial Redemption. In case of any redemption of part of the shares of Designated Preferred Stock at the time outstanding, the shares to be redeemed shall be selected either pro rata or in such other manner as the Board of Directors or a duly authorized committee thereof may determine to be fair and equitable. Subject to the provisions hereof, the Board of Directors or a duly authorized committee thereof shall have full power and authority to prescribe the terms and conditions upon which shares of Designated Preferred Stock shall be redeemed from time to time. If fewer than all the shares represented by any certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without charge to the holder thereof.

(e)       Effectiveness of Redemption. If notice of redemption has been duly given and if on or before the redemption date specified in the notice all funds necessary for the redemption have been deposited by the Corporation, in trust for the pro rata benefit of the holders of the shares called for redemption, with a bank or trust company doing business in the Borough of Manhattan, The City of New York, and having a capital and surplus of at least $500 million and selected by the Board of Directors, so as to be and continue to be available solely therefor, then, notwithstanding that any certificate for any share so called for redemption has not been surrendered for cancellation, on and after the redemption date dividends shall cease to accrue on all shares so called for redemption, all shares so called for redemption shall no longer be deemed outstanding and all rights with respect to such shares shall forthwith on such redemption date cease and terminate, except only the right of the holders thereof to receive the amount payable on such redemption from such bank or trust company, without interest. Any funds unclaimed at the end of three years from the redemption date shall, to the extent permitted by law, be released to the Corporation, after which time the holders of the shares so called for redemption shall look only to the Corporation for payment of the redemption price of such shares.

(f)        Status of Redeemed Shares. Shares of Designated Preferred Stock that are redeemed, repurchased or otherwise acquired by the Corporation shall revert to authorized but unissued shares of Preferred Stock (provided that any such cancelled shares of Designated Preferred Stock may be reissued only as shares of any series of Preferred Stock other than Designated Preferred Stock).

Section 6. Conversion. Holders of Designated Preferred Stock shares shall have no right to exchange or convert such shares into any other securities.

Section 7. Voting Rights.

(a)       General. The holders of Designated Preferred Stock shall not have any voting rights except as set forth below or as otherwise from time to time required by law.

(b)       Preferred Stock Directors. Whenever, at any time or times, dividends payable on the shares of Designated Preferred Stock have not been paid for an aggregate of six quarterly Dividend Periods or more, whether or not consecutive, the authorized number of directors of the Corporation shall automatically be increased by two and the holders of the Designated Preferred Stock shall have the right, with holders of shares of any one or more other classes or series of Voting Parity Stock outstanding at the time, voting together as a class, to elect two directors (hereinafter the “Preferred Directors” and each a “Preferred Director”) to fill such newly created directorships at the Corporation’s next annual meeting of stockholders (or at a special meeting called for that purpose prior to such next annual meeting) and at each subsequent annual meeting of stockholders until all accrued and unpaid dividends for all past Dividend Periods, including the latest completed Dividend Period (including, if applicable as provided in Section 3(a) above, dividends on such amount), on all outstanding shares of Designated Preferred Stock have been declared and paid in full at which time such right shall terminate with respect to the Designated Preferred Stock, except as herein or by law expressly provided, subject to revesting in the event of each and every subsequent default of the character above mentioned; provided that it shall be a qualification for election for any Preferred Director that the election of such Preferred Director shall not cause the Corporation to violate any corporate governance requirements of any securities exchange or other trading facility on which securities of the Corporation may then be listed or traded that listed or traded companies must have a majority of independent directors. Upon any termination of the right of the holders of shares of Designated Preferred Stock and Voting Parity Stock as a class to vote for directors as provided above, the Preferred Directors shall cease to be qualified as directors, the term of office of all Preferred Directors then in office shall terminate immediately and the authorized number of directors shall be reduced by the number of Preferred Directors elected pursuant hereto. Any Preferred Director may be removed at any time, with or without cause, and any vacancy created thereby may be filled, only by the affirmative vote of the holders a majority of the shares of Designated Preferred Stock at the time outstanding voting separately as a class together with the holders of shares of Voting Parity Stock, to the extent the voting rights of such holders described above are then exercisable. If the office of any Preferred Director becomes vacant for any reason other than removal from office as aforesaid, the remaining Preferred Director may choose a successor who shall hold office for the unexpired term in respect of which such vacancy occurred.

(c)       Class Voting Rights as to Particular Matters. So long as any shares of Designated Preferred Stock are outstanding, in addition to any other vote or consent of stockholders required by law or by the Charter, the vote or consent of the holders of at least 66 2/3% of the shares of Designated Preferred Stock at the time outstanding, voting as a separate class, given in person or by proxy, either in writing without a meeting or by vote at any meeting called for the purpose, shall be necessary for effecting or validating:

(i)        Authorization of Senior Stock. Any amendment or alteration of the Certificate of Designations for the Designated Preferred Stock or the Charter to authorize or create or increase the authorized amount of, or any issuance of, any shares of, or any securities convertible into or exchangeable or exercisable for shares of, any class or series of capital stock of the Corporation ranking senior to Designated Preferred Stock with respect to either or both the payment of dividends and/or the distribution of assets on any liquidation, dissolution or winding up of the Corporation;

(ii)       Amendment of Designated Preferred Stock. Any amendment, alteration or repeal of any provision of the Certificate of Designations for the Designated Preferred Stock or the Charter (including, unless no vote on such merger or consolidation is required by Section 7(c)(iii) below, any amendment, alteration or repeal by means of a merger, consolidation or otherwise) so as to adversely affect the rights, preferences, privileges or voting powers of the Designated Preferred Stock; or

(iii)      Share Exchanges, Reclassifications, Mergers and Consolidations. Any consummation of a binding share exchange or reclassification involving the Designated Preferred Stock, or of a merger or consolidation of the Corporation with another corporation or other entity, unless in each case (x) the shares of Designated Preferred Stock remain outstanding or, in the case of any such merger or consolidation with respect to which the Corporation is not the surviving or resulting entity, are converted into or exchanged for preference securities of the surviving or resulting entity or its ultimate parent, and (y) such shares remaining outstanding or such preference securities, as the case may be, have such rights, preferences, privileges and voting powers, and limitations and restrictions thereof, taken as a whole, as are not materially less favorable to the holders thereof than the rights, preferences, privileges and voting powers, and limitations and restrictions thereof, of Designated Preferred Stock immediately prior to such consummation, taken as a whole;

provided, however, that for all purposes of this Section 7(c), any increase in the amount of the authorized Preferred Stock, including any increase in the authorized amount of Designated Preferred Stock necessary to satisfy preemptive or similar rights granted by the Corporation to other persons prior to the Signing Date, or the creation and issuance, or an increase in the authorized or issued amount, whether pursuant to preemptive or similar rights or otherwise, of any other series of Preferred Stock, or any securities convertible into or exchangeable or exercisable for any other series of Preferred Stock, ranking equally with and/or junior to Designated Preferred Stock with respect to the payment of dividends (whether such dividends are cumulative or non-cumulative) and the distribution of assets upon liquidation, dissolution or winding up of the Corporation will not be deemed to adversely affect the rights, preferences, privileges or voting powers, and shall not require the affirmative vote or consent of, the holders of outstanding shares of the Designated Preferred Stock.

(d)       Changes after Provision for Redemption. No vote or consent of the holders of Designated Preferred Stock shall be required pursuant to Section 7(c) above if, at or prior to the time when any such vote or consent would otherwise be required pursuant to such Section, all outstanding shares of the Designated Preferred Stock shall have been redeemed, or shall have been called for redemption upon proper notice and sufficient funds shall have been deposited in trust for such redemption, in each case pursuant to Section 5 above.

(e)       Procedures for Voting and Consents. The rules and procedures for calling and conducting any meeting of the holders of Designated Preferred Stock (including, without limitation, the fixing of a record date in connection therewith), the solicitation and use of proxies at such a meeting, the obtaining of written consents and any other aspect or matter with regard to such a meeting or such consents shall be governed by any rules of the Board of Directors or any duly authorized committee of the Board of Directors, in its discretion, may adopt from time to time, which rules and procedures shall conform to the requirements of the Charter, the Bylaws, and applicable law and the rules of any national securities exchange or other trading facility on which Designated Preferred Stock is listed or traded at the time.

Section 8. Record Holders. To the fullest extent permitted by applicable law, the Corporation and the transfer agent for Designated Preferred Stock may deem and treat the record holder of any share of Designated Preferred Stock as the true and lawful owner thereof for all purposes, and neither the Corporation nor such transfer agent shall be affected by any notice to the contrary.

Section 9. Notices. All notices or communications in respect of Designated Preferred Stock shall be sufficiently given if given in writing and delivered in person or by first class mail, postage prepaid, or if given in such other manner as may be permitted in this Certificate of Designations, in the Charter or Bylaws or by applicable law. Notwithstanding the foregoing, if shares of Designated Preferred Stock are issued in book-entry form through The Depository Trust Company or any similar facility, such notices may be given to the holders of Designated Preferred Stock in any manner permitted by such facility.

Section 10. No Preemptive Rights. No share of Designated Preferred Stock shall have any rights of preemption whatsoever as to any securities of the Corporation, or any warrants, rights or options issued or granted with respect thereto, regardless of how such securities, or such warrants, rights or options, may be designated, issued or granted.

Section 11. Replacement Certificates. The Corporation shall replace any mutilated certificate at the holder’s expense upon surrender of that certificate to the Corporation. The Corporation shall replace certificates that become destroyed, stolen or lost at the holder’s expense upon delivery to the Corporation of reasonably satisfactory evidence that the certificate has been destroyed, stolen or lost, together with any indemnity that may be reasonably required by the Corporation.

Section 12. Other Rights. The shares of Designated Preferred Stock shall not have any rights, preferences, privileges or voting powers or relative, participating, optional or other special rights, or qualifications, limitations or restrictions thereof, other than as set forth herein or in the Charter or as provided by applicable law. ”

[End of Annex A]

ARTICLE III

Manner and Date of Adoption

This amendment was adopted by the Board of Directors of the Corporation on February 16, 2009 and shareholder action was not required.

ARTICLE IV

Compliance with Legal Requirements

The manner of adoption of the foregoing amendment to the Articles of Incorporation constitutes full legal compliance with the provisions of the Act, the Articles of Incorporation and the By-Laws of the Corporation.

* * *

IN WITNESS WHEREOF, the undersigned officer of the Corporation has executed these Articles of Amendment as of this 17th day of February, 2009.

FIRST MERCHANTS CORPORATION

By: ______________________________________

Michael C. Rechin, President and Chief Executive Officer

EXHIBIT - 3b

Bylaws of First Merchants Corporation, dated January 21, 2009

BYLAWS OF

FIRST MERCHANTS CORPORATION

Following are the Bylaws of First Merchants Corporation (hereinafter referred to as the “Corporation”), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law (hereinafter referred to as the “Act”), as most recently amended effective as of January 21, 2009:

ARTICLE I

Name, Principal Office and Seal

Section 1.      Name and Principal Office. The name of the Corporation is First Merchants Corporation. The post office address of the principal office of the Corporation is 200 East Jackson Street, Muncie, Indiana 47305.

Section 2.       Seal. The seal of the Corporation shall be circular in form and mounted upon a metal die, suitable for impressing the same upon paper. About the upper periphery of the seal shall appear the words “First Merchants Corporation” and about the lower periphery thereof the word “Muncie, Indiana”. In the center of the seal shall appear the word “Seal”.

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

Section 5.       Share Certificates. Shares of the Corporation’s stock may but need not be represented by a certificate. The rights and obligations of shareholders of the same class or series of shares are identical whether or not their shares are represented by certificates.

A book entry stock account shall be established in the name of each shareholder who is the beneficial owner of any shares of the Corporation’s stock that are not represented by a certificate, which stock account shall set forth the number of such shares credited to the shareholder. A shareholder may request that a stock certificate, representing all or part of the shares credited to his or her stock account, be issued and delivered to the shareholder at any time.

Anyholder of capital stock of the Corporation shall be entitled to a stock certificate, signed by the President or a Vice President and the Secretary or any Assistant Secretary of the Corporation, stating the name of the registered holder, the number of shares represented by such certificate, the par value of each share of stock or that such shares of stock are without par value, and that such shares are fully paid and nonassessable. If such shares are not fully paid, the certificate shall be legibly stamped to indicate the per cent which has been paid, and as further payments are made, the certificate shall be stamped accordingly. The certificate may bear the seal of the Corporation or its facsimile.

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

Section 7.       Transfer of Shares. The shares of capital stock of the Corporation shall be transferable on the books of the Corporation upon surrender of the certificate or certificates representing the same, properly endorsed by the registered holder or by the holder’s duly authorized attorney or accompanied by proper evidence of succession, assignment or authority to transfer. Shares that are not represented by a certificate shall be transferable on the books of the Corporation upon receipt of written direction to do so from the registered holder or the holder’s duly authorized attorney or accompanied by proper evidence of succession, assignment or authority to transfer, in a form satisfactory to the Corporation, its transfer agent or registrar.

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

Section 10.     Lost, Stolen or Destroyed Certificates. The Corporation may cause a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Corporation may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or the owner’s legal representative, to give the Corporation a bond in such sum and in such form as it may direct to indemnify against any claim that may be made against the Corporation with respect to the certificates alleged to have been lost, stolen or destroyed or the issuance of such new certificate. The Corporation, in its discretion, may authorize the issuance of such new certificates without any bond when in its judgment it is proper to do so.

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

(b)       Voting Rights. Except as otherwise provided by law or by the provisions of the Articles of Incorporation, every shareholder shall have the right at every shareholders’ meeting to one vote for each share of stock having voting power, registered in the shareholder’s name on the books of the Corporation on the date for the determination of shareholders entitled to vote, on all matters coming before the meeting including the election of directors. At any meeting of shareholders, every shareholder having the right to vote shall be entitled to vote in person, or by proxy executed by the shareholder or a duly authorized attorney in fact, in writing, transmitted by electronic means, or by any other method allowed by law, and bearing a date not more than eleven (11) months prior to its execution, unless a longer time is expressly provided therein.

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

Section 7.       Voting List. The Corporation or its transfer agent shall make, at least five (5) business days before each meeting of the shareholders, a complete list of the shareholders entitled by the Articles of Incorporation, as now or hereafter amended, to notice of the meeting, arranged in alphabetical order, with the address of and number of shares held by each, which list shall be on file at the principal office of the Corporation and subject to inspection during regular business hours by any shareholder entitled to vote at the meeting, or by the shareholder’s agent or attorney authorized in writing. Such list shall be available continuing through the meeting, at the Corporation’s principal office or at a place identified in the meeting notice in the city where the meeting will be held.

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

Section 9.       Nominations for Director. The Nominating and Governance Committee of the Board of Directors shall have the responsibility for nominating individuals to serve as members of the Board of Directors, including the slate of Directors to be elected each year at the annual meeting of shareholders. In so doing, the Committee shall maintain up-to-date criteria for selecting Directors and a process for identifying and evaluating prospective nominees. Shareholders may suggest a candidate for consideration by the Committee as a Director nominee by submitting the suggestion in writing and delivering or mailing it to the Secretary of the Corporation at the Corporation’s principal office. Suggestions for nominees from shareholders must include: (a) the name, address and number of the Corporation’s shares owned by the shareholder; (b) the name, address, age and principal occupation of the suggested nominee; (c) such other information concerning the suggested nominee as the shareholder may wish to submit or the Committee may reasonably request. The Committee shall evaluate suggestions for nominees from shareholders in the same manner as other candidates.

Any nominations for election as Directors at any annual or special meeting of shareholders not made in accordance with this Section may be disregarded by the Chairman of the meeting, in the Chairman’s discretion; and, upon the Chairman’s instructions, the vote tellers or inspectors of shareholder votes may disregard all votes cast for each such nominee.

ARTICLE V

Board of Directors

Section 1. Election, Number and Term of Office. The business and affairs of the Corporation shall be managed in accordance with the Act under the direction of a Board consisting of not less than nine (9) and not more than fifteen (15) Directors, who shall be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors. The number of Directors shall be fixed or changed from time to time, within this minimum and maximum, by a two-thirds (2/3) vote of the Board of Directors. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

The Directors shall be divided into three (3) classes as nearly equal in number as possible, all Directors to serve three (3) year terms except as provided in the third paragraph of this Section. One class shall be elected at each annual meeting of the shareholders, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors.

No person shall serve as a Director subsequent to the annual meeting of shareholders following the end of the calendar year in which such person attains the age of seventy (70) years. The term of a Director shall expire as of the annual meeting following which the Director is no longer eligible to serve under the provisions of this paragraph, even if fewer than three (3) years have elapsed since the commencement of the Director’s term.

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

Section 5.       Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, the President, or by not less than a majority of the members of the Board of Directors. Notice of the time and place, either within or without the State of Indiana, of a special meeting shall be delivered personally, telephoned, faxed or sent by other electronic means to each Director at least twenty-four (24) hours, or mailed or delivered by express private delivery service, to each Director at the Director’s usual place of business or residence at least forty-eight (48) hours, prior to the time of the meeting. Directors, in lieu of such notice, may sign a written waiver of notice either before the time of the meeting, at the meeting or after the meeting. Attendance by a Director in person at any special meeting shall constitute a waiver of notice.

Section 6.       Quorum. A majority of the actual number of Directors elected and qualified, from time to time, shall be necessary to constitute a quorum for the transaction of any business except the filling of vacancies, and the act of a majority of the Directors present at the meeting, at which a quorum is present, shall be the act of the Board of Directors, unless the act of a greater number is required by the Act, by the Articles of Incorporation, or by these Bylaws. A Director, who is present at a meeting of the Board of Directors, at which action on any corporate matter is taken, shall be conclusively presumed to have assented to the action taken, unless (a) the Director shall have affirmatively stated the Director’s dissent at and before the adjournment of such meeting (in which event the fact of such dissent shall be entered by the secretary of the meeting in the minutes of the meeting), or (b) the Director shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. The right of dissent provided for by either clause (a) or clause (b) of the immediately preceding sentence shall not be available, in respect of any matter acted upon at any meeting, to a Director who voted at the meeting in favor of such matter and did not change this vote prior to the time that the result of the vote on such matter was announced by the chairman of such meeting.

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

Section 2.       Election and Term of Office. The principal officers of the Corporation shall be chosen annually by the Board of Directors at the annual meeting thereof. Each such officer shall hold office until the officer’s successor shall have been duly chosen and qualified, or until the officer’s death, or until the officer shall resign, or shall have been removed in the manner hereinafter provided.

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

Section 12.     Treasurer. The Treasurer shall have charge and custody of, and be responsible for, all funds and securities of the Corporation and shall deposit all such funds in the name of the Corporation in such banks or other depositories as shall be selected by the Board of Directors. The Treasurer shall upon request exhibit at all reasonable times the Treasurer’s books of account and records to any of the Directors of the Corporation during business hours at the office of the Corporation where such books and records shall be kept; shall render upon request by the Board of Directors a statement of the condition of the finances of the Corporation at any meeting of the Board of Directors or at the annual meeting of the shareholders; shall receive, and give receipt for, moneys due and payable to the Corporation from any source whatsoever; and in general, shall perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to the Treasurer by the Chief Executive Officer, the President, or the Board of Directors. The Treasurer shall give such bond, if any, for the faithful discharge of the Treasurer’s duties as the Board of Directors may require. All acts affecting the Treasurer’s duties and responsibilities shall be subject to the review and approval of the Corporation’s chief financial officer.

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

ARTICLE VII

Indemnification

Section 1.      Indemnification of Directors, Officers, Employees and Agents. Every person who is or was a Director, officer, employee or agent of this Corporation or of any other corporation for which such person is or was serving in any capacity at the request of this Corporation shall be indemnified by this Corporation against any and all liability and expense that such person may incur in connection with or resulting from or arising out of any claim, action, suit or proceeding, provided that such person is wholly successful with respect thereto or acted in good faith in what such person reasonably believed to be in or not opposed to the best interest of this Corporation or such other corporation, as the case may be, and, in addition, in any criminal action or proceeding in which such person had no reasonable cause to believe that his or her conduct was unlawful. As used herein, “claim, action, suit or proceeding” shall include any claim, action, suit or proceeding (whether brought by or in the right of this Corporation or such other corporation or otherwise), civil, criminal, administrative or investigative, whether actual or threatened or in connection with an appeal relating thereto, in which a Director, officer, employee or agent of this Corporation may become involved, as a party or otherwise,

(i)	by reason of such person’s being or having been a Director, officer, employee, or agent of this Corporation or such other corporation or arising out of his or her status as such or

(ii)	by reason of any past or future action taken or not taken by such person in any such capacity, whether or not such person continues to be such at the time such liability or expense is incurred.

The terms “liability” and “expense” shall include, but shall not be limited to, attorneys' fees and disbursements, amounts of judgments, fines or penalties, and amounts paid in settlement by or on behalf of a Director, officer, employee, or agent, but shall not in any event include any liability or expenses on account of profits realized by such person in the purchase or sale of securities of the Corporation in violation of the law. The termination of any claim, action, suit or proceeding, by judgment, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere, or its equivalent, shall not create a presumption that a Director, officer, employee, or agent did not meet the standards of conduct set forth in this paragraph.

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

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

-------------

I, Michael C. Rechin, President and Chief Executive Officer of First Merchants

Corporation, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of First Merchants
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

Date: March ___, 2009	/s/ Michael C. Rechin
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

1.	I have reviewed this Annual Report on Form 10-K/A of First Merchants
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

Date: March ____, 2009	/s/ Mark K. Hardwick
----------------------------------------
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)

EXHIBIT-32

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of First Merchants Corporation (the

"Corporation") on Form 10-K/A for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I

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

Corporation.

Date March ___, 2009	by /s/ Michael C. Rechin
-------------------------	-------------------------------------
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

In connection with the Annual report of First Merchants Corporation (the

"Corporation") on Form 10-K/A for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I

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

Corporation.

Date March ____, 2009	by /s/ Mark K. Hardwick
-------------------------	-------------------------------------
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants

Corporation and furnished to the Securities and Exchange Commission or its staff upon request.