Form 10-Q
period 2009-03-31
FIRST MERCHANTS CORP
filed 2009-05-11
CIK 712534

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File Number 0-17071

FIRST MERCHANTS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana 35-1544218

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

200 East Jackson Street, Muncie, IN 47305-2814

(Address of principal executive offices) (Zip code)

(Registrant's telephone number, including area code): (765) 747-1500

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2009, there were 21,056,558 outstanding common shares, of the registrant.

FIRST MERCHANTS CORPORATION

FORM 10Q

FIRST MERCHANTS CORPORATION

FORM 10Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Cash and due from banks	$96,606	$84,249
Federal funds sold	89,282	66,237
Cash and cash equivalents	185,888	150,486
Interest-bearing time deposits	158,295	38,823
Investment securities available for sale	426,589	459,636
Investment securities held to maturity	19,727	22,348
Mortgage loans held for sale	8,659	4,295
Loans, net of allowance for loan losses of $58,502 and $49,543	3,595,572	3,672,409
Premises and equipment	58,948	59,641
Federal Reserve and Federal Home Loan Bank stock	34,420	34,319
Interest receivable	20,783	23,976
Core deposit intangibles	21,214	22,492
Goodwill	141,357	143,482
Cash surrender value of life insurance	93,544	93,222
Other real estate owned	22,077	18,458
Other assets	99,824	40,568
Total assets	$4,886,897	$4,784,155
LIABILITIES:
Deposits:
Non-interest-bearing	$462,167	$460,519
Interest-bearing	3,222,797	3,258,292
Total deposits	3,684,964	3,718,811
Borrowings:
Securities sold under repurchase agreements	113,106	122,311
Federal Home Loan Bank advances	278,583	360,217
Subordinated debentures, revolving credit lines and term loans	204,779	135,826
Total borrowings	596,468	618,354
Interest payable	8,278	8,844
Other liabilities	89,082	42,243
Total liabilities	4,378,792	4,388,252

STOCKHOLDERS’ EQUITY:
Preferred stock, no-par value:
Authorized – 500,000 shares
Series A, Issued and outstanding – 116,000 shares	111,831
Cumulative preferred stock, $1,000 par value, $1,000 liquidation value:
Authorized – 600 shares
Issued and outstanding – 125 shares	125	125
Common stock, $.125 stated value:
Authorized – 50,000,000 shares
Issued and outstanding – 21,055,881 and 21,178,123 shares	2,632	2,647
Additional paid-in capital	203,889	202,299
Retained earnings	205,616	206,496
Accumulated other comprehensive loss	(15,988	(15,664)
Total stockholders’ equity	508,105	395,903
Total liabilities and stockholders’ equity	$4,886,897	$4,784,155

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest Income
Loans receivable
Taxable	$53,793	$51,101
Tax exempt	215	165
Investment securities
Taxable	3,763	3,249
Tax exempt	1,769	1,513
Federal funds sold	12	8
Deposits with financial institutions	102	282
Federal Reserve and Federal Home Loan Bank stock	473	335
Total interest income	60,127	56,653
Interest Expense
Deposits	16,711	19,433
Federal funds purchased	22	669
Securities sold under repurchase agreements	467	816
Federal Home Loan Bank advances	2,949	3,036
Subordinated debentures, revolving credit lines and term loans	1,479	1,890
Total interest expense	21,628	25,844
Net Interest Income	38,499	30,809
Provision for Loan Losses	12,921	3,823
Net Interest Income After Provision for Loan Losses	25,578	26,986
Other Income:
Service charges on deposit accounts	3,542	2,931
Fiduciary activities	2,059	2,142
Other customer fees	2,003	1,679
Commission income	2,059	1,669
Earnings on cash surrender value of life insurance	323	738
Net gains and fees on sales of loans	1,430	643
Net realized and unrealized gains/(losses) on sales of
available-for-sale securities	2,314	73
Other income	741	652
Total Other Income	14,471	10,527
Other Expenses
Salaries and benefits	20,015	16,098
Net occupancy	2,569	1,805
Equipment	1,876	1,654
Marketing	549	484
Outside data processing fees	1,933	882
Printing and office supplies	363	281
Core deposit amortization	1,277	790
Other expenses	6,132	4,279
Total Other Expenses	34,714	26,273
Income Before Income Tax	5,335	11,240
Income Tax Expense	1,218	3,114
Net Income	4,117	8,126
Preferred stock dividends and discount accretion	628
Net Income Available to Common Stockholders	$3,489	$8,126

Per share:
Basic net income per common share	$.17	$.45
Diluted net income per common share	$.17	$.45
Cash dividends paid	$.23	$.23
Average diluted shares outstanding (in thousands)	21,093	18,055

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net Income	$4,117	$8,126

Other comprehensive income/(loss) net of tax:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, net of income tax
of $(874) and $(1,824), respectively	1,622	3,388

Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period, net of income tax
of $926, and $(1,183), respectively	(1,388)	1,774

Amortization of items previously recorded in accumulated other comprehensive losses, net of income tax expense, of $469 and $85,
respectively	(704)	(127)

Reclassification adjustment for gains/(losses) included in net income, net of
income tax expense of $(98) and $29, respectively	147	(44)
	(323)	4,991
Comprehensive income	$3,794	$13,117

See notes to consolidated condensed financial statements

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	March 31,
	2009	2008
Balances, January 1	$395,903	$339,936
Net income	4,117	8,126
Cash dividends on common stock	(4,921)	(4,166)
Other comprehensive income (loss), net of tax	(323)	4,991
Stock issued under dividend reinvestment and stock purchase plan	228	272
Stock options exercised, net of tax		1,160
Tax benefit from stock compensation	198	96
Stock redeemed	(190)	(2,137)
Adjustment to Issuance of stock related to acquisition	(3,451)
Warrants issued under Capital Purchase Program	4,169
Cumulative preferred stock issued		125
Cumulative preferred stock issued under Capital Purchase Program	111,831
Share-based compensation	544	438
Balances, March 31	$508,105	$348,841

See notes to consolidated condensed financial statements

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	March 31,
	2009	2008
Cash Flow From Operating Activities
Net income	$4,117	$8,126
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	12,921	3,823
Depreciation and amortization	1,464	1,126
Share-based compensation	544	438
Tax benefits from stock compensation	(198)	(96)
Mortgage loans originated for sale	(59,335)	(28,904)
Proceeds from sales of mortgage loans	54,971	29,145
Gains on sales of securities available for sale	2,791
Recognized loss on other-than-temporary-impairment	(477)
Change in interest receivable	3,193	2,190
Change in interest payable	(566)	(704)
Other adjustments (used by)	(24,211)	6,175
Net cash provided by operating activities	(4,786)	21,319
Cash Flows from Investing Activities
Net change in interest-bearing deposits	(119,472)	3,651
Purchases of
Securities available for sale	(32,190)	(550)
Securities held to maturity	(5,397)	(500)
Proceeds from sales of securities available for sale	47,480
Proceeds from maturities of
Securities available for sale	26,894	30,890
Securities held to maturity	8,019	413
Purchase of Federal Reserve and Federal Home Loan Bank stock	(101)	(95)
Net change in loans	59,347	(69,277)
Other adjustments	(771)	(1,207)
Net cash used by investing activities	(16,191)	(36,675)
Cash Flows from Financing Activities:
Net change in
Demand and savings deposits	52,362	(11,318)
Certificates of deposit and other time deposits	(86,208)	(19,674)
Proceeds from the sale of other real estate owned	796	588
Borrowings	78,953	62,794
Repayment of borrowings	(100,839)	(57,106)
Cash dividends on common stock	(4,921)	(4,166)
Stock issued under dividend reinvestment and stock purchase plans	228	272
Stock options exercised		1,160
Cumulative preferred stock issued	116,000	125
Tax benefit from stock options exercised	198	96
Stock redeemed	(190)	(2,137)
Net cash provided by (used in) financing activities	56,379	(29,366)
Net Change in Cash and Cash Equivalents	35,402	(44,722)
Cash and Cash Equivalents, January 1	150,486	134,683
Cash and Cash Equivalents, March 31	$185,888	$89,961

Additional cash flows information:
Interest paid	$22,194	$26,548
Income tax paid		1,500
Loans transferred to other real estate owned	4,569	5,453
Non-cash investing activities	$6,208

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION

FORM 10Q

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year.

NOTE 2. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1994 Stock Option Plan and The 1999 Long-term Equity Incentive Plan. The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years. The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors. DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan. As of March 31, 2009, there were 1,331 DSUs credited to the non-employee directors.

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

SFAS No. 123(R) requires the Corporation to record compensation expense related to unvested share-based awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of SFAS No. 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2009 and 2008 were $544,000 and $438,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

The estimated fair value of the stock options granted during 2009 and in prior years was calculated using a Black Scholes option pricing model. The following summarizes the assumptions used in the 2009 Black Scholes model:

Risk-free interest rate	2.03%
Expected price volatility	35.19%
Dividend yield	3.72%
Forfeiture rate	4.00%
Weighted-average expected life, until exercise	6.57 years

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 2. Share-Based Compensation continued

The Black Scholes model incorporates assumptions to value share-based awards. The risk-free rate of interest, for periods equal to the expected life of the option, is based on a zero-coupon U.S. government instrument over a similar contractual term of the equity instrument. Expected price volatility is based on historical volatility of the Corporation’s common stock. In addition, the Corporation generally uses historical information to determine the dividend yield and weighted-average expected life of the options until exercise. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4 percent for the three months ended March 31, 2009, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended
	March 31,
	2009	2008
Stock and ESPP Options:
Pre-tax compensation expense	$209	$181
Income tax benefit	(19)	(15)
Stock and ESPP option expense, net of income taxes	190	166
Restricted Stock Awards:
Pre-tax compensation expense	335	257
Income tax benefit	(121)	(90)
Restricted stock awards expense, net of income taxes	$214	$167
Total Share-Based Compensation:
Pre-tax compensation expense	$544	$438
Income tax benefit	(140)	(105)
Total share-based compensation expense, net of income taxes	$404	$333

As of March 31, 2009, unrecognized compensation expense related to stock options, RSAs and ESPP options totaling $986,000, $2,544,000 and $60,000, respectively, is expected to be recognized over weighted-average periods of 1.55, 2.02 and .25 years, respectively.

Stock option activity under the Corporation's stock option plans as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	951,322	$24.70
Granted	183,571	17.60
Cancelled	(10,473)	26.00
Outstanding at March 31, 2009	1,124,420	$23.53	$5.85	0
Vested and Expected to Vest at March 31, 2009	1,124,420	$23.53	$5.83	0
Exercisable at March 31, 2009	871,749	$24.42	$4.76	0

The weighted-average grant date fair value was $4.68 for stock options granted during the three months ended March 31, 2009.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 2. Share-Based Compensation continued

options on March 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. There were no stock options exercised during the first three months of 2009.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested RSAs at January 1, 2009	162,494	$26.20
Granted	75,063	12.65
Forfeited	(44,406)	23.87
Vested	(2,399)	25.21
Unvested RSAs at March 31, 2009	190,752	21.13

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2008 offering period and approximates $240,000. The ESPP options vest during the twelve month period ending June 30, 2009. At March 31, 2009, total unrecognized compensation expense related to unvested ESPP options was $60,000, which is expected to be recognized over a period of three months.

NOTE 3. Derivative Financial Instruments

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under SFAS No. 133 and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swaps agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with SFAS No. 157), resulting in some insignificant volatility in earnings each period. The notional amounts of the interest rate swaps were $64,215,000 at March 31, 2009.

The tables summarize the fair value of derivative financial instruments utilized by First Merchants Corporation:

	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
	Balance sheet	Fair Value	Balance sheet	Fair Value
	location		location
Derivatives not designated as hedging instruments under Statement 133:

Interest rate contracts	Other assets	$3,872	Other liabilities	$(3,973)
		$3,872		$(3,973)

The effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2009 and 2008 are as follows:

Derivatives Not Designiated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized Income on Derivative		Amount of Gain (Loss) Recognized Income on Derivative
Interest rate contracts	Other income			$29

FIRST MERCHANTS CORPORATION

FORM 10Q

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

Available-for-sale securities

Where quoted, market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include other equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include treasury securities, agencies, mortgage backs, state and municipal, corporate obligations, and marketable equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include corporate obligations.

Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Any investment security not valued based upon the methods above are considered Level 3.

The Corporation has certain securities that have had a drop in fair market value as a result of the widening in market spreads that many sectors have experienced in recent months. Management has determined that these securities are not deemed to be other-than-temporarily impaired as the drop in market value is a result of illiquidity in the current market rather than poor performance. There has not been an adverse change in future cash flows of the securities.

Interest rate swap agreements

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under SFAS No. 133 and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swaps agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

instruments incorporates a consideration of credit risk (in accordance with SFAS No. 157), resulting in some insignificant volatility in earnings each period.

The fair value is estimated by a third party using inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$426,589	$8,391	$416,648	$1,550
Interest rate swap asset	3,872			3,872
Interest rate swap liability	(3,973)			(3,973)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for the three months ended March 31, 2009.

	Three Months Ended March 31, 2009
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability

Balance at December 31, 2008	$7,929	$4,094	$(4,224)

Total realized and unrealized gains and losses
Included in net income	(477)	(222)	251
Included in other comprehensive income	(2,528)
Purchases, issuances and settlements
Transfers in/(out) of Level 3	(3,460)
Principal payments	86
Ending balance at March 31, 2009	$1,550	$3,872	$(3,973)

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first three months of 2009, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The fair value for impaired loans and other real estate owned is measured based on the value of the collateral securing those loans and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

collateral such as business assets is typically calculated by using the financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$ 28,186			$28,186
Other Real estate Owned	$ 22,077			$22,077

NOTE 5. Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair	Value

Available for sale at March 31, 2009
U.S. Government-sponsored agency securities	$9,034	$130		$9,164
State and municipal	177,729	5,915	$(7)	183,637
Mortgage-backed securities	211,018	4,804	(113)	215,709
Corporate obligations	19,538	389	(12,069)	7,858
Marketable equity securities	10,221			10,221
Total available for sale	427,540	11,238	(12,189)	426,589

Held to maturity at March 31, 2009
U.S. Treasury	10,697		(1)	10,696
State and municipal	9,024	161	(103)	9,082
Mortgage-backed securities	6			6
Total held to maturity	19,727	161	(104)	19,784
Total investment securities	$447,267	$11,399	$(12,293)	$446,373

The Corporation has the intent and ability to hold the securities with unrealized losses to the earlier of recovery or maturity. If the Corporation is unable to make this assertion at any reporting period, the Corporation will take the necessary actions to recognize the unrealized loss in the appropriate period's income statement.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair	Value

Available for sale at December 31, 2008
U.S. Government-sponsored agency securities	$15,451	$218		$15,669
State and municipal	156,426	3,220	$(107)	159,539
Mortgage-backed securities	265,820	4,472	(215)	270,077
Corporate obligations	19,822		(8,978)	10,844
Marketable equity securities	3,507			3,507
Total available for sale	461,026	7,910	(9,300)	459,636

Held to maturity at December 31, 2008
U.S. Treasury	11,675		(1)	11,674
State and municipal	10,666	93	(264)	10,495
Mortgage-backed securities	7			7
Total held to maturity	22,348	93	(265)	22,176
Total investment securities	$483,374	$8,003	$(9,565)	$481,812

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 5. Investment Securities continued

The Corporation's investments in certain debt securities are reported in the financial statements at an amount less than their historical cost. The historical cost of these investments totaled $46,563,000 and $69,909,000 at March 31, 2009 and December 31, 2008, respectively. Total fair value of these investments was $34,272,000 and $60,343,000 which is approximately 7.7 and 12.5 percent of the Corporation’s available-for-sale and held-to-maturity investment portfolio at March 31, 2009 and December 31, 2008, respectively.

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

At March 31, 2009, approximately 100% of the mortgage-backed securities held by the Corporation are issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions, which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation has the intent and ability to hold these mortgage-backed securities until a recovery of fair value, which may be maturity, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2009.

The Corporation's unrealized losses on corporate obligations relate primarily to its investment in pooled trust preferred securities. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. The Corporation has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. Because the Corporation has the intent and ability to hold these securities until a recovery of fair value and has determined that there was no adverse change in the cash flow as viewed by a market participant, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

The following tables show the Corporation's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008:

	Fair Value	Gross Unrealized Value	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses

	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at March 31, 2009
U.S. Treasury	$10,046	$(1)				$10,046	$(1)
State and Municipal	5,083	(100)	$266	$(10)		5,349	(110)
Mortgage-backed Securities	14,173	(112)	37	(1)		14,210	(113)
Corporate Obligations	4,230	(1,316)	437	(10,753)		4,667	(12,069)
Total Temporarily Impaired Investment Securities	$33,532	$(1,529)	$740	$(10,764	) $	34,272	$(12,293)

	Fair Value	Gross Unrealized Value	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses

	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2008
U.S. Treasury	$11,374	$(1)				$11,374	$(1)
State and Municipal	10,274	(124)	$3,582	$(247)		13,856	(371)
Mortgage-backed Securities	13,315	(47)	11,755	(168)		25,070	(215)
Corporate Obligations	7,302	(69)	2,741	(8,909)		10,043	(8,978)
Total Temporarily Impaired Investment Securities	$42,265	$(241)	$18,078	$(9,324	) $	60,343	$(9,565)

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 5. Investment Securities continued

Proceeds from sales of securities available for sale during the first quarter of 2009 were $96,367,000. Gross gains of $2,791,000 were realized on these sales. The Corporation identified one security as other-than-temporarily impaired during the quarter. A $477,000 loss was included in the earnings for the first quarter on this security establishing a new cost basis of $22,000.

NOTE 6. Loans and Allowance

	March 31, 2009	December 31, 2008
Loans:
Commercial and industrial loans	$891,393	$904,646
Agricultural production financing and other loans to farmers	120,462	135,099
Real estate loans:
Construction	208,145	252,487
Commercial and farm land	1,246,450	1,202,372
Residential	949,259	956,245
Individual’s loans for household and other personal expenditures	193,109	201,632
Tax-exempt loans	18,121	28,070
Lease financing receivables, net of unearned income	8,178	8,996
Other loans	18,957	32,405
	3,654,074	3,721,952
Allowance for loan losses	(58,502)	(49,543)
Total Loans	$3,595,572	$3,672,409

	Three Months Ended
	March 31,
	2009	2008
Allowance for loan losses
Balances, January 1	$49,543	$28,228
Provision for losses	12,921	3,823
Adjustment related to acquisition	2,040
Recoveries on loans	688	913
Loans charged off	(6,690)	(3,870)
Balances, March 31	$58,502	$29,094

	March 31, 2009	December 31, 2008
Non Performing Assets
Non-accrual loans	$108,546	$87,546
Renegotiated loans		130
Non-performing loans (NPL)	108,546	87,676
Real estate owned and repossessed assets	22,077	18,458
Non-performing assets (NPA)	130,623	106,134
90+ days delinquent	7,732	5,982
NPAS & 90+ days delinquent	$138,355	$112,116

Impaired Loans (includes substandard, doubtful and loss)	$265,742	$93,718

FIRST MERCHANTS CORPORATION

FORM 10Q

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

Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of share-based awards, the amount of compensation expense, if any, for future service that the Corporation has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in-capital when share-based awards are exercised, are assumed to be used to repurchase common stock in the current period.

	Three Months Ended March 31,
	2009			2008
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount

Basic net income per share:	$4,117			$8,126
Less: Preferred stock dividends	628
Net income available to common stockholders	3,489	21,022,505	$.17	8,126	17,938,442	$.45
Effect of dilutive stock options and warrants		70,862			116,525
Diluted net income per share:
Net income available to common stockholders and assumed conversions	$3,489	21,093,367	$.17	$8,126	$18,054,967	$.45

Stock options to purchase 1,085,848 and 571,407 shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Note 8. Goodwilll

The changes in the carrying amount of goodwill from December 31, 2008 to March 31, 2009 were a result of two adjustments regarding the December 31, 2008 acquisition of Lincoln Bancorp. The first adjustment was an increase of $1,326,000 ($2,040,000, net of $714,000 tax) to increase the allowance for loan losses due to the continued evaluation of the credit quality of Lincoln Bank’s loan portfolio. The second adjustment was due to an error in the conversion of unallocated shares of Lincoln's Employee Stock Option Plan shares that should have been retired prior to the December 31, 2008 conversion of Lincoln Bancorp stock to Corporation’s stock.

Goodwill is reviewed for impairment annually in accordance with SFAS No. 142. Due to the declining stock price, the Corporation engaged a third party to perform the evaluation. The evaluation included three approaches. The asset approach values each asset and liability separately, which are then summed to produce an indication of the equity value of the business. The market approach compares the subject to similar businesses that have been sold. The income approach determines the value of a business using a discounted cash flow based on expectations of future earnings or cash flows. The review was complete in the first quarter of 2009 and the results of the evaluation showed that the carrying value of First Merchants Corporation, as of March 31, 2009, does not exceed its fair value, and therefore management concluded that goodwill is not impaired.

Note 9. Subsequent Events

On February 27, 2009, the FDIC announced the adoption of an interim rule to impose a 20 basis point emergency special assessment under 12 U.S.C. 1817(b)(5) on June 30, 2009. The interim rule also provides that, after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an emergency special assessment of up to 10 basis points may be imposed by a vote of the Board on all insured depository institutions based on each institution’s assessment base calculated pursuant to 12 CFR section 327.5 for the corresponding assessment period. There has been further discussion on the possibility of the special assessment being reduced to 10 basis points but the final decision has not yet been made.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

Note 10. Impact of Accounting Changes

Future Accounting Matters

Financial Accounting Standards Board (“FASB”) Staff Position No. 141 (revised 2007), Business Combinations (“FAS 141”). The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement introduces new accounting concepts, and several of these changes have the potential to generate greater earnings volatility, in connection with and after an acquisition. Some of the more significant changes include:

•	Transaction costs and restructuring charges will now be expensed.
•

The accounting for certain assets acquired and liabilities assumed will change significantly. The most significant to the Corporation being that allowance for loan losses at acquisition date will be eliminated.

•	Contingent consideration will be measured at fair value until settled.
•	Equity issued in an acquisition will be valued at the closing date, as opposed to the announcement date.
•	Material adjustments made to the initial acquisition will be recorded back to the acquisition date.

Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

FASB Staff Position No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

FASB Staff Position 161, Disclosures About Derivative Instruments and Hedging Activities—An Amendment FASB Statement No. 133 (“FAS 161”). Issued in March 2008, FAS 161 amends and expands the disclosure requirements of FAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Corporation adopted FAS161 on January 1, 2009 and this adoption did not have a material impact on the Corporation’s financial position or results of operations.

FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”). FAS 141(R)-1 amends and clarifies FAS 141(R), Business Combinations, regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies discussed in FAS 141(R), specifies whether contingencies should be measured at fair value or in accordance with FAS 5, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements. FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

Note 10. Impact of Accounting Changes continued

FASB Staff Position 157-4—Determining Fair Value When the Volume and Level of Activity for The Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”). FAS 157-4 was issued on April 9, 2009, and provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FAS 115-2, FAS 124-2, FAS 107-1 and APG 28-1 are adopted concurrently. FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Management is evaluating to determine if it will have a significant impact on the Corporation’s financial condition or results of operations.

FASB Staff Position 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2). This FASB staff position was issued on April 9, 2009 and amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB staff position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FAS 157-4 and FAS 107-1 and APG 28-1 are adopted concurrently. This FASB staff position does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Management is evaluating to determine if it will have a significant impact on the Corporation’s financial condition or results of operations.

FASB Staff Position 107-1 and APG 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1”). The FASB issued FAS 107-1 on April 9, 2009, which amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 107-1 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009 only if FAS 157-4 and FAS 115-2 and FAS 124-2 are adopted concurrently. Management is evaluating to determine if it will have a significant impact on the Corporation’s financial condition or results of operations.

FASB Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). In December 2008, the FASB issued FAS 132(R)-1, which amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements.

Securities and Exchange Commission Staff Accounting Bulletin No. 111, Other-Than Temporary Impairment of Certain Investment Debt and Equity Securities (“SAB 111”). This bulletin maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities form its scope. SAB 111 was effective for the Corporation as of March 31, 2009. There was no material impact to the Corporation’s consolidated financial position or results of operations upon adoption.

FASB Staff Position EITF 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). In November 2008, the FASB Emerging Issues Task Force reached a consensus on issue No. 08-6, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. EITF 08-6 became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

Note 10. Impact of Accounting Changes continued

FASB Staff Position EITF 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). In November 2008, the FASB Emerging Issues Task Force reached a consensus on issue No. 08-7, which clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to that asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. EITF 08-7 is effect for intangible assets acquitted on or after January 1, 2009. The adoption of EITF 08-7 did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities (“EITF 03-6-1”). In June 2008, the FASB issued EITF 03-6-1, which concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common stockholder and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, we include forward-looking statements in our oral and written communication. We may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like "believe", "continue", "pattern", "estimate", "project", "intend", "anticipate", "expect" and similar expressions or future or conditional verbs such as "will", "would", "should", "could", "might", "can", "may", or similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plan and growth strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

•	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations and expense expectations;

•	adverse changes in the economy, which might affect our business prospects and could cause credit-related losses and expenses;

•	adverse developments in our loan and investment portfolios;

•	competitive factors in the banking industry, such as the trend towards consolidation in our market;

•	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like our affiliate banks;

•	acquisitions of other businesses by us and integration of such acquired businesses;

•	changes in market, economic, operational, liquidity, credit and interest rate risks associated with our business; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our anticipated future results.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see "Notes to the Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

We believe there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

BUSINESS SUMMARY

The Corporation is a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 82 banking center locations in 24 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, interactive voice response systems and internet technology.

The Corporation’s business activities are currently limited to one significant business segment, which is community banking. As of March 31, 2009, the Corporation's financial service affiliates included four nationally chartered banks: First Merchants Bank, National Association, First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank; and one Indiana commercial bank: Lincoln Bank. The banks provide commercial and retail banking services. In addition, the trust company and multi-line insurance company provide trust asset management services and retail and commercial insurance agency services, respectively.

On April 17th, 2009, the Corporation merged Lincoln Bank into First Merchants Bank of Central Indiana, National Association (“FMBCI”). This expands the FMBCI footprint beyond Madison County to include Brown, Hendricks, Johnson and Morgan Counties.

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

RESULTS OF OPERATIONS

Net income per share available to common stockholders was $.17 for the first quarter of 2009, down from $.45 in the first quarter of 2008. Net income available to common stockholders totaled $3.5 million versus $8.1 million in the first quarters of 2009 and 2008, respectively. Provision expense, the primary driver of the decrease in net income, totaled $12.9 million during the quarter, an increase of $9.1 million over the same period last year. The increase in provision expense exceeded the expansion of net interest income by $1.4 million reflecting the current challenge presented to banks during times of economic recession. The Corporation’s return on average assets was .30% for the first quarter ending March 31, 2009 compared to .54% for the same quarter in 2008. The Corporation’s return on average stockholders’ equity was 3.10% for the first quarter of 2009 compared to 5.90% for the first quarter in 2008.

As of March 31, 2009, the Corporation’s tangible common equity ratio totaled 4.88%, tier 1 leverage ratio totaled 9.17%, tier 1 risk-based capital totaled 10.47% and total risk- based capital totaled 12.97%. The Corporation issued $116 million in preferred stock through the U.S. Department of Treasury’s Capital Purchase Program as discussed in the Management’s Discussion and Analysis of Financial Condition under the heading “CAPITAL”.

Total assets reached a record $4.9 billion at March 31, 2009, an increase of $1.1 billion, from the March 31, 2008 total of $3.8 billion. Of the $1.1 billion increase, the completion of the merger with Lincoln Bancorp on December 31, 2008 accounted for $876 million.

Loans and investments, the Corporation’s primary earning assets, totaled $4.1 billion at March 31, 2009, an increase of $742 million over March 31, 2008. Loans accounted for $722 million of the increase as investment securities increased by $20 million. Of the $742 million increase, Lincoln accounted for $637 million in loans and $122 million in investments.

The Corporation’s allowance for loan losses, as a percent of total loans, increased from .99 percent, as of March 31, 2008, to 1.60 percent at March 31, 2009, a $29.4 million increase. Lincoln’s acquired allowance totaled $10.7 million and provision expense exceeded net charge-offs for the quarter by $6.9 million. Total specific impairment reserves are $14.6 million, or 25% of the total allowance methodology.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Non-performing loans totaled $109 million at quarter end. Of these non-performing loans, commercial real estate loans totaled $36 million, land and lot development loans totaled $28 million, 1-4 family residential properties totaled $18 million, commercial and industrial loans totaled $19 million and other loans totaled $8 million.

The Corporation’s total deposits increased by $872 million over the prior year as Lincoln Bank accounted for $655 million of the increase. Total borrowings increased by $22 million including the $137 million increase from Lincoln Bank and the addition of $79 million from the temporary liquidity guarantee program as discussed in the Management’s Discussion and Analysis of Financial Condition under the heading “LIQUIDITY”. The Corporation has improved its liquidity position as evidenced by its $89 million federal funds sold position at quarter end.

NET INTEREST INCOME

Net Interest Income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. Net-Interest margin contracted by 6 basis points from 3.74 percent in the first quarter of 2008 to 3.68 percent in the first quarter of 2009 and earning assets increased by $901 million. Of the $901 million, Lincoln accounted for $792 million of the increase. As a result, net-interest income increased by $7.7 million. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2009 and 2008.

During the three months ended March 31, 2009, asset yields decreased 109 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 103 basis points, resulting in a 6 basis point (FTE) decrease in net interest income as compared to the same period in 2008.

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Annualized net interest income	$153,999	$123,237

Annualized FTE adjustment	$4,274	$3,615

Annualized net interest income on a fully taxable equivalent basis	$158,273	$126,852

Average earning assets	$4,298,621	$3,396,641

Interest income (FTE) as a percent of average earning assets	5.69%	6.78%

Interest expense as a percent of average earning assets	2.01%	3.04%

Net interest income (FTE) as a percent of average earning assets	3.68%	3.74%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

NON-INTEREST INCOME

Non-interest income increased by $3.9 million during the first quarter of 2009 as compared to the first quarter of 2008. The sale of investment securities resulted in net gains of approximately $2,314,000, an increase of $2,241,000 from the same period in 2008. Net gains and fees on sales of mortgage loans increased $787,000, or 122.4 percent, due to additional loans sold in the secondary market and increased volume as a result of the Lincoln acquisition on December 31, 2008. Decreasing mortgage loan rates during the first quarter of 2009 resulted in an increase in refinancing volume, which facilitated an increase in loan sale activity.

NON-INTEREST EXPENSE

Non-interest expenses for the quarter ending March 31, 2009, increased by $8.4 million over the same period in 2009. Salary and benefit expense increased by $3.9 million including $2.9 million attributable to Lincoln, $622,000 attributable to health insurance claims and another $398,000 in severance packages as the Corporation continues to gain efficiencies in the legacy organization. Core deposit intangibles amortization increased by $487,000 during the quarter. Outside data processing costs included $655,000

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

to run Lincoln Bank’s separate operating platform prior to integration and $397,000 in conversion expense. FDIC expenses increased $447,000 from the same period in 2008 due to a cumulative credit that was utilized in prior periods, a rate increase and an increase in costs associated with the acquisition of Lincoln.

Additional credit costs are also reflected in other expense as other real estate expense increased by $276,000 and professional services related to loan workouts increased by $532,000.

INCOME TAXES

Income tax expense, for the three months ended March 31, 2009, decreased by $1,896,000 from the same period in 2008. The effective tax rate was 22.8 and 27.7 percent for the 2009 and 2008 periods respectively. The decline in the effective tax rate is primarily due to tax-exempt interest income accounting for a larger percentage of pre-tax earnings in 2009.

CAPITAL

Our regulatory capital continues to exceed regulatory “well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. Our Tier I capital to average assets ratio was 9.17 percent at March 31, 2009 and 7.7 percent at year end 2008. In addition, at March 31, 2009, we had a Tier I risk-based capital ratio of 10.47 percent and total risk-based capital ratio of 12.97 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

Our GAAP capital ratio, defined as total stockholders’ equity to total assets, equaled 10.4 percent at March 31, 2009 and 8.3 percent at December 31, 2008. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

Our tangible capital ratio, defined as total stockholders’ equity less intangibles net of tax to total assets less intangibles net of tax, equaled 4.9 percent as of March 31, 2009, and 5.0 percent at December 31, 2008.

On February 20, 2009, we completed the sale to the Treasury of $116,000,000 of newly issued First Merchants non-voting preferred shares as part of the Capital Purchase Program (“CPP”) enacted as part of the Troubled Assets Relief Program (“TARP”), under the Emergency Economic Stabilization Act of 2008 (“EESA”). The Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP and, pursuant to the terms of a Letter Agreement and a Securities Purchase Agreement – Standard Terms attached thereto (collectively, the “Securities Purchase Agreement”), the Treasury is empowered to unilaterally amend any provision of the Securities Purchase Agreement with the Corporation to the extent required to comply with any changes in applicable federal statutes.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

	March 31, 2009	December 31, 2008
(Dollars in thousands)
Average goodwill	$142,070	$124,403
Average core deposit intangible (CDI)	21,870	11,388
Average deferred tax on CDI	(2,353)	(2,867)
Intangible adjustment	$161,587	$132,924
Average stockholders’ equity (GAAP capital)	$450,654	$349,594
Average Cumulative preferred stock issued under the Capital Purchase Program	(49,683)
Average Warrants issued under the Capital Purchase Program	(1,887)
Intangible adjustment	(161,587)	(132,924)
Average tangible capital	$237,497	$216,670
Average assets	$4,720,134	$3,811,166
Intangible adjustments	(161,587)	(132,924)
Average tangible assets	$4,558,547	$3,678,242
Net income available to common stockholders	$3,489	$20,638
CDI amortization, net of tax	774	1,919
Tangible net income available to common stockholders	$4,263	$22,557

Diluted earnings per share	$0.17	$1.14
Diluted tangible earnings per share	$0.20	$1.24

Return on average GAAP capital	3.10%	5.90%
Return on average tangible capital	7.28%	10.41%

Return on average assets	0.30%	0.54%
Return on average tangible assets	0.37%	0.61%

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

At March 31, 2009, non-performing assets, which includes nonaccrual loans, restructured loans, and other real estate owned totaled $130,623,000 an increase of $24,489,000 from December 31, 2008 as noted in Note 6 Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q. Other real estate owned increased $3,619,000 from December 31, 2008, largely due to one relationship that came into other real estate owned in the first quarter of

2009. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors such as economic conditions, or factors particular to a borrower, such as actions of a borrower's management.

At March 31, 2009, impaired loans totaled $265,742,000, an increase of $59,616,000 from December 31, 2008. At March 31, 2009, an allowance for losses was not deemed necessary for impaired loans totaling $221,618,000, as there was no identified loss on these credits. An allowance of $14,590,000 was recorded for the remaining balance of impaired loans of $44,124,000 and is

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

included in our allowance for loan losses. A loan is deemed impaired when, based on current information or events, it is probable all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. All of our criticized loans, including substandard, doubtful and loss credits, are included in the impaired loan total.

At March 31, 2009, the allowance for loan losses was $58,502,000, an increase of $8,959,000 from year end 2008. As a percent of loans, the allowance was 1.60 percent at March 31, 2009 and 1.33 percent at December 31, 2008.

The provision for loan losses for the first three months of 2009 was $12,921,000, an increase of $9,098,000 from $3,823,000 for the same period in 2008. The increase from the prior year was a result of an increase in net charge offs and the increase in non-performing loans. In addition, there was an adjustment to the allowance acquired with Lincoln Bancorp on December 31, 2008, as discussed in NOTE 8. Goodwill.

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

LIQUIDITY

Liquidity management is the process by which we ensure that adequate liquid funds are available for us and our subsidiaries. These funds are necessary in order to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to stockholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by our asset/liability committee.

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, we utilized advances from the Federal Home Loan Bank ("FHLB") and a revolving line of credit with LaSalle Bank, N.A. (“LaSalle”) as funding sources. At March 31, 2009, total borrowings from the FHLB were $278,583,000. Our bank subsidiaries have pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2009, was $197,986,000. At March 31, 2009, our revolving line of credit with LaSalle had a balance of $10,000,000 with no remaining borrowing capacity.

On March 31, 2009, four (4) of the wholly-owned subsidiary banks (collectively, the “Banks”) of the Corporation completed the issuance and sale of an aggregate of $79,000,000 of 2.625% Senior Notes due March 30, 2012 (the “Notes”) through a pooled offering. The Notes are issued by the Banks and are not obligations of, or guaranteed by, the Corporation. Including the FDIC fee, underwriting, legal and accounting expenses, the effective rate will be 3.812%. The Notes are guaranteed by the Federal Deposit Insurance Corporation under its Temporary Liquidity Guarantee Program and are backed by the full faith and credit of the United States. Each bank also entered into a Master Agreement with the FDIC on January 16, 2009. The agreement contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Banks that are guaranteed pursuant to the FDIC’s Temporary Liquidity Guarantee Program.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $426,589,000 at March 31, 2009, a decrease of $33,047,000 or 7.2 percent below December 31, 2008. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $10,805,000 at March 31, 2009. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at March 31, 2009 are as follows:

March 31, 2009
(Dollars in thousands)
Amounts of commitments:
Loan commitments to extend credit	$806,195
Standby letters of credit	36,512
$842,707

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and borrowings at March 31, 2009 are as follows:

	2009 remaining	2010	2011	2012	2013	2014 and after	Total

Operating leases	$1,791	$2,061	$1,897	$1,458	$836	$1,046	$9,089
Federal Funds Purchased
Securities Sold Under
Repurchase Agreements	78,856	10,000		14,250		10,000	113,106
Federal Home Loan Bank Advances	55,809	86,035	32,135	71,952	7,732	24,920	278,583
Subordinated Debentures, Revolving Credit Lines and Term Loans	10,000			78,953		115,826	204,779
Total	$146,456	$98,096	$34,032	$166,613	$8,568	$151,792	$605,557

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

We believe that our liquidity and interest sensitivity position at March 31, 2009, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates our best estimate of interest rate and balance sheet dynamics

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For mortgage-related assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, e.g., savings, money market, NOW and demand deposits, reflect our best estimate of expected future behavior.

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

Driver Rates	RISING (200 Basis Points)	FALLING (100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(23)
Three-Year CMT	200	(27)
Five-Year CMT	200	(41)
CD's	200	(89)
FHLB Advances	200	(33)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at March 31, 2009. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

(Dollars in thousands)	Base	Rising (200 Basis Points)	Falling (100 Basis Points)
Net Interest Income	$143,349	$160,137	$142,350
Variance from base		$16,788	$(999)
Percent of change from base		11.71%	(0.70)%

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

Driver Rates	RISING (200 Basis Points)	FALLING (100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(6)
Three-Year CMT	200	(24)
Five-Year CMT	200	(24)
CD's	200	(96)
FHLB Advances	200	(30)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at December 31, 2008. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

(Dollars in thousands)	Base	Rising (200 Basis Points)	Falling (100 Basis Points)
Net Interest Income	$144,038	$154,398	$145,606
Variance from base		$10,359	$1,568
Percent of change from base		7.19%	1.09%

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2009, and December 31, 2008. Earning assets increased by $43,436,000 in the three months ended March 31, 2009. Interest-bearing time deposits increased by $119,472,000, a majority of which related to the $116,000,000 of equity capital from the issuance of perpetual preferred stock to the U.S. Treasury, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “CAPITAL”. Loans and loans held for sale decreased by $63,514,000. The three largest loan segments that decreased were in construction, agricultural production, and commercial and industrial. The only loan segment that increased was commercial and farm land. Investments decreased by $35,668,000 as maturities and payments accounted for a majority of the decline.

EARNING ASSETS	March 31, 2009	December 31, 2008
(Dollars in thousands)
Federal funds sold	$89,282	$66,237
Interest-bearing time deposits	158,295	38,823
Investment securities available for sale	426,589	459,636
Investment securities held to maturity	19,727	22,348
Mortgage loans held for sale	8,659	4,295
Loans	3,654,074	3,721,952
Federal Reserve and Federal Home Loan Bank stock	34,420	34,319
Total	$4,391,046	$4,347,610

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including us, and that address is (http://www.sec.gov).

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is included as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings "LIQUIDITY" and "INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK".

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

FIRST MERCHANTS CORPORATION

FORM 10Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1.A. RISK FACTORS

In addition to the risk factors previously disclosed in the Corporation's December 31, 2008 Annual Report on Form 10-K, the Corporation may suffer losses in its portfolio despite its underwriting practices. In connection with recent negative economic developments, many financial institutions, including the Corporation, have experienced unusual and significant declines in the performance of their loan portfolios, and the values of real estate collateral supporting many loans have declined. If the current trends in the housing and real estate markets continue, loan delinquencies and credit losses may increase. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans originated, loan quality deterioration could adversely affect the Corporation's results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	None

b.	None

c.	Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended March 31, 2009 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under The Plans or Programs
Period
01/01/09 – 01/31/09
02/01/09 – 02/28/09	(1) 13,391	$ 13.83
03/01/09 – 03/31/09	(1) 246	$ 10.33

(1) All shares were purchased in connection with the vesting of certain outstanding RSAs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

a. None

b. None

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 6. EXHIBITS

Exhibit No.:	Description of Exhibit	Form 10-Q No.:

4.1

Form of Certificate for the First Merchants Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

4.2	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.1

Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

10.2	Form of Senior Executive Officer Letter Agreement dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.3	Form of Waiver dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.4

ARRA Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	34
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	35
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

FIRST MERCHANTS CORPORATION

FORM 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Merchants Corporation

---------------------------

(Registrant)

Date: May 11, 2009	by	/s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	by	/s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION

FORM 10Q

INDEX TO EXHIBITS

INDEX TO EXHIBITS

(a)3. Exhibits:

Exhibit No.:	Description of Exhibit	Form 10-Q No.:

4.1

Form of Certificate for the First Merchants Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

4.2	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.1

Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

10.2	Form of Senior Executive Officer Letter Agreement dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.3	Form of Waiver dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.4

ARRA Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	34
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	35
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

FIRST MERCHANTS CORPORATION

FORM 10Q

EXHIBIT-31.1

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d.

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 11, 2009	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

FIRST MERCHANTS CORPORATION

FORM 10Q

EXHIBIT-31.2

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d.

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 11, 2009	by: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION

FORM 10Q

EXHIBIT-32

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 11, 2009	by /s/ Michael C. Rechin
Michael C. Rechin
President and
Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

_____________________________________________________

In connection with the quarterly report of First Merchants Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 11, 2009	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.