Form 10-Q
period 2009-06-30
FIRST MERCHANTS CORP
filed 2009-08-10
CIK 712534

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(Registrant’s telephone number, including area code): (765) 747-1500

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 30, 2009, there were 21,167,630 outstanding common shares, of the registrant.

FIRST MERCHANTS CORPORATION

FORM 10Q

FIRST MERCHANTS CORPORATION

FORM 10Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Cash and due from banks	$73,668	$84,249
Federal funds sold		66,237
Cash and cash equivalents	73,668	150,486
Interest-bearing time deposits	44,595	38,823
Investment securities available for sale	610,731	459,636
Investment securities held to maturity	20,227	22,348
Mortgage loans held for sale	23,070	4,295
Loans, net of allowance for loan losses of $77,119 and $49,543	3,477,110	3,672,409
Premises and equipment	58,692	59,641
Federal Reserve and Federal Home Loan Bank stock	34,441	34,319
Interest receivable	20,778	23,976
Core deposit intangibles	19,937	22,492
Goodwill	141,357	143,482
Cash surrender value of life insurance	93,876	93,222
Other real estate owned	20,227	18,458
Other assets	78,336	40,568
TOTAL ASSETS	$4,717,045	$4,784,155
LIABILITIES
Deposits:
Noninterest-bearing	$512,368	$460,519
Interest-bearing	3,078,555	3,258,292
Total Deposits	3,590,923	3,718,811
Borrowings:
Federal funds purchased	15,042
Securities sold under repurchase agreements	115,011	122,311
Federal Home Loan Bank advances	268,938	360,217
Subordinated debentures, revolving credit lines and term loans	194,783	135,826
Total Borrowings	593,774	618,354
Interest payable	7,351	8,844
Other liabilities	51,619	42,243
Total Liabilities	4,243,667	4,388,252
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding -- 116,000 shares	112,009
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding -- 21,067,477 and 21,178,123 shares	2,633	2,647
Additional paid-in capital	204,403	202,299
Retained earnings	172,688	206,496
Accumulated other comprehensive loss	(18,480)	(15,664)
Total Stockholders' Equity	473,378	395,903
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,717,045	$4,784,155

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
INTEREST INCOME
Loans receivable:
Taxable	$52,843	$49,023	$106,636	$100,124
Tax exempt	247	178	462	343
Investment securities:
Taxable	3,261	2,947	7,024	6,196
Tax exempt	2,362	1,452	4,131	2,965
Federal funds sold	42	3	54	11
Deposits with financial institutions	116	133	218	415
Federal Reserve and Federal Home Loan Bank stock	199	370	672	705
Total Interest Income	59,070	54,106	119,197	110,759
INTEREST EXPENSE
Deposits	15,569	16,297	32,280	35,730
Federal funds purchased		577	22	1,246
Securities sold under repurchase agreements	507	632	974	1,448
Federal Home Loan Bank advances	2,447	2,825	5,396	5,861
Subordinated debentures, revolving credit lines and term loans	2,113	1,602	3,592	3,492
Total Interest Expense	20,636	21,933	42,264	47,777
NET INTEREST INCOME	38,434	32,173	76,933	62,982
Provision for loan losses	58,995	7,070	71,916	10,893
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSSES	(20,561)	25,103	5,017	52,089
OTHER INCOME
Service charges on deposit accounts	3,888	3,157	7,430	6,088
Fiduciary activities	1,680	2,126	3,739	4,268
Other customer fees	1,946	1,767	3,949	3,446
Commission income	1,698	1,427	3,757	3,096
Earnings on cash surrender value of life insurance	331	606	654	1,344
Net gains and fees on sales of loans	1,678	668	3,108	1,311
Net realized gains on sales of available for sale securities	1,154	13	3,946	86
Other-than-temporary impairment on available for sale securities	(5,710)		(4,489)
Portion of loss recognized in other comprehensive income before taxes	3,665		1,966
Net impairment losses recognized in earnings	(2,045)		(2,523)
Other income	1,160	570	1,901	1,222
Total Other Income	11,490	10,334	25,961	20,861
OTHER EXPENSES
Salaries and employee benefits	19,685	15,698	39,700	31,796
Net occupancy	2,443	1,750	5,012	3,555
Equipment	1,909	1,643	3,785	3,297
Marketing	564	612	1,113	1,096
Outside data processing fees	1,405	1,009	3,338	1,891
Printing and office supplies	397	291	760	572
Core deposit amortization	1,278	808	2,555	1,598
FDIC assessments	3,494	141	4,070	270
Other expenses	7,017	4,452	12,573	8,602
Total Other Expenses	38,192	26,404	72,906	52,677
INCOME (LOSS) BEFORE INCOME TAX	(47,263)	9,033	(41,928)	20,273
Income tax expense (benefit)	(17,534)	2,491	(16,316)	5,605
NET INCOME (LOSS)	(29,729)	6,542	(25,612)	14,668
Preferred stock dividends and discount accretion	1,450		2,078
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(31,179)	$6,542	$(27,690)	$14,668
Per Share Data:
Basic Net Income (Loss) Available to Common Stockholders	$(1.49)	$0.37	$(1.32)	$0.82
Diluted Net Income (Loss) Available to Common Stockholders	$(1.49)	$0.36	$(1.32)	$0.81
Cash Dividends Paid	$0.08	$0.23	$0.31	$0.46
Average Diluted Shares Outstanding (in thousands)	21,120	18,159	21,108	18,108

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(29,729)	$6,542	$(25,612)	$14,668
Other comprehensive losses net of tax:
Unrealized holding losses arising during the period, net of income tax
benefit of $379, $3,188, $38 and $1,364	(703)	(5,920)	(70)	(2,532)
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been
recognized in income, net of tax expense of $1,283, $0, $688 and $0	(2,382)		(1,277)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period, net of
income tax expense/(benefit) of $153, $243, $622 and $(939).	(229)	(365)	(933)	1,409
Amortization of items previously recorded in accumulated
other comprehensive income/(losses), net of income tax
expense/(benefit) of $(161), $94, $(259), and $179	242	(141)	389	(268)
Reclassification adjustment for gains/(losses) included in net income
net of income tax expense of $(312), $5, $498, and $34	579	(8)	(925)	(52)
	(2,493)	(6,434)	(2,816)	(1,443)
Comprehensive income (loss)	$(32,222)	$108	$(28,428)	$13,225

See notes to consolidated condensed financial statements

The components of accumulated other comprehensive income/(loss), included in stockholders’ equity, are as follows:

June 30, 2009
Net unrealized gain /(loss) on securities available for sale	$(1,854)
Net unrealized gain/(loss) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,277)
Defined Benefit Plans, net of deferred tax items	(15,349)
$(18,480)

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

		June 30,
	2009		2008
Balances, January 1	$395,903		$339,936
Net income (loss)	(25,612)		14,668
Cash dividends on common stock	(6,564)		(8,358)
Cash dividends on preferred stock	(1,377)
Other comprehensive income (loss), net of tax	(2,816)		(1,443)
Stock issued under dividend reinvestment and stock purchase plan	332		547
Stock options exercised, net of tax			1,595
Tax benefit from stock compensation	61		137
Stock redeemed	(190)		(2,180)
Issuance of stock related to acquisition			1,463
Adjustment to issuance of stock related to acquisition	(3,451)
Warrants issued under Capital Purchase Program	3,991
Cumulative preferred stock issued			125
Cumulative preferred stock issued under Capital Purchase Program	112,009
Share-based compensation	1,092		902
Balances, June 30	$473,378		$347,392

See notes to consolidated condensed financial statements

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months ended June 30,
	2009	2008
Cash Flow From Operating Activities:
Net income (loss)	$(25,612)	$14,668
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	71,916	10,893
Depreciation and amortization	2,918	2,258
Share-based compensation	1,092	902
Tax benefits from stock compensation	(61)	(137)
Mortgage loans originated for sale	(148,363)	(58,050)
Proceeds from sales of mortgage loans	129,588	58,551
Gains on sales of securities available for sale	3,946	86
Recognized loss on other-than-temporary-impairment	(2,523)
Change in interest receivable	3,198	3,722
Change in interest payable	(1,493)	(1,667)
Other adjustments	(29,345)	(2,900)
Net cash provided by operating activities	$5,261	$28,326
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$(5,772)	$17,664
Purchases of:
Securities available for sale	(326,516)	(21,136)
Securities held to maturity	(20,444)	(1,840)
Proceeds from sales of securities available for sale	95,215
Proceeds from maturities of:
Securities available for sale	78,433	60,876
Securities held to maturity	22,519	913
Purchase of Federal Reserve and Federal Home Loan Bank stock	(122)	(205)
Purchase of bank owned life insurance		(706)
Net cash paid in acquisitions		(237)
Net change in loans	108,182	(172,946)
Other adjustments	(1,969)	(2,048)
Net cash used by investing activities	$(50,474)	$(119,665)
Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	$80,058	$23,209
Certificates of deposit and other time deposits	(207,946)	(3,695)
Proceeds from the sale of other real estate owned	12,601	8,795
Borrowings	95,904	269,506
Repayment of borrowings	(120,484)	(252,029)
Cash dividends on common stock	(6,564)	(8,358)
Cash dividends on preferred stock	(1,377)
Stock issued under dividend reinvestment and stock purchase plans	332	547
Stock options exercised		1,595
Cumulative preferred stock issued	116,000	125
Tax benefit from stock options exercised	61	137
Stock redeemed	(190)	(2,180)
Net cash provided by (used in) financing activities	$(31,605)	$37,652
Net Change in Cash and Cash Equivalents	(76,818)	(53,687)
Cash and Cash Equivalents, January 1	150,486	134,683
Cash and Cash Equivalents, June 30	$73,668	$80,996
Additional cash flow information:
Interest paid	$43,757	$49,444
Income tax paid	5,148	10,471
Loans transferred to other real estate owned	15,201	23,669
Non-cash investing activities

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 1. General

Financial Statement Preparation

The significant accounting policies followed by First Merchants Corporation (“Corporation”) and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements.

The consolidated condensed balance sheet of the Corporation as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year.

NOTE 2. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1994 Stock Option Plan, the 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan. The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years. The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors. DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan. As of June 30, 2009, there were 2,031 DSUs credited to the non-employee directors.

The Corporation's 2009 Employee Stock Purchase Plan ("ESPP") provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85% of the average of the closing price of the Corporation’s common stock on each trading day during the offering period.

However, in no event shall such purchase price be less than the lesser of an amount equal to 85% of the market price of the Corporation’s stock on the offering date or an amount equal to 85% of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000.

SFAS No. 123(R) requires the Corporation to record compensation expense related to unvested share-based awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of SFAS No. 123(R) and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA's and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2009 were $549,000 and $1,092,000, respectively, compared to $464,000 and $902,000 for the three and six months ended June 30, 2008. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Operations.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4 percent for the six months ended June 30, 2009, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock and ESPP Options:
Pre-tax compensation expense	$225	$141	$433	$321
Income tax benefit	(20)	(6)	(40)	(22)
Stock and ESPP option expense, net of income taxes	$205	$135	$393	$299
Restricted Stock Awards:
Pre-tax compensation expense	$324	$323	$659	$581
Income tax benefit	(112)	(113)	(232)	(203)
Restricted stock awards expense, net of income taxes	$212	$210	$427	$378
Total Share-Based Compensation:
Pre-tax compensation expense	$549	$464	$1,092	$902
Income tax benefit	(132)	(119)	(272)	(225)
Total share-based compensation expense, net of income taxes	$417	$345	$820	$677

As of June 30, 2009, unrecognized compensation expense related to stock options and RSAs totaling $810,000 and $2,159,000, respectively, is expected to be recognized over weighted-average periods of 1.30 and 1.80 years, respectively.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 2. Share-Based Compensation continued

Stock option activity under the Corporation's stock option plans as of June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	951,322	$24.70
Granted	183,571	17.60
Exercised
Cancelled	(10,476)	24.40
Outstanding June 30, 2009	1,124,417	$23.54	5.61	0
Vested and Expected to Vest at June 30, 2009	1,124,417	$23.54	5.58	0
Exercisable at June 30, 2009	871,746	$24.44	4.53	0

The weighted-average grant date fair value was $4.68 for stock options granted during the six months ended June 30, 2009.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. There were no stock options exercised during the six months of 2009.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2009	162,494	$26.20
Granted	80,818	$12.32
Forfeited	(44,406)	$25.21
Vested	(2,699)	$22.45
Unvested RSAs at June 30, 2009	196,207	$20.76

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2008 offering period and approximates $240,000. The ESPP options vested during the twelve month period ending June 30, 2009. At June 30, 2009, there was no unrecognized compensation expense related to unvested ESPP options.

NOTE 3. Derivative Financial Instruments

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under SFAS No. 133 and, therefore, do not qualify for hedge

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 3. Derivative Financial Instruments continued

accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swaps agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with SFAS No. 157), resulting in some insignificant volatility in earnings each period. The notional amounts of the interest rate swaps were $70,442,000 at June 30, 2009.

The tables summarize the fair value of derivative financial instruments utilized by the Corporation:

	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other assets	$2,886	Other Liabilities	$(2,726)
		$2,886		$(2,726)

The effect of derivative instruments on the consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 is as follows:

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate contracts	Other income	$ 261	$ 290

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Interest rate contracts	Other income	$ 186	$ 186

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

Available-for-sale securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include corporate obligations. Level 3 fair value on corporate obligations was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$10,228		$10,228
State and municipal	272,922		272,922
Mortgage-backed securities	318,520		318,520
Corporate obligations	7,231		5,209	$2,022
Marketable equity securities	1,830		1,830
Interest rate swap asset	2,886			2,886
Interest rate swap liability	(2,726)			(2,726)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$459,636		$451,707	7,929
Interest rate swap asset	4,094			4,094
Interest rate swap liability	(4,224)			(4,224)

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$1,550	$3,872	$(3,973)	$7,929	$4,094	$(4,224)
Total realized and unrealized gains and losses:
Included in net income (loss)	(2,045)	(986)	1,247	(2,522)	(1,208)	1,498
Included in other comprehensive income	2,377			(151)
Purchases, issuances and settlements		964			1,797
Transfers in/(out) of Level 3				(3,460)
Principal payments	144	(963)		230	(1,796)
Ending balance at June 30, 2009	$2,026	$2,887	$(2,726)	$2,026	$2,887	$(2,726)

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2009
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$11,161			$12,023
Total realized and unrealized gains and losses:
Included in net income (loss)		$229	$(201)		$229	$(201)
Included in other comprehensive income	(1,661)			(3,391)
Purchases, issuances and settlements		24			24
Transfers in/(out) of Level 3				975
Principal payments		(24)		(107)	(24)
Ending balance at June 30, 2008	$9,500	$229	$(201)	$9,500	$229	$(201)

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the second quarter of 2009, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The fair value for impaired loans and other real estate owned is measured based on the value of the collateral securing those loans/real estate and is determined using several methods. The fair value of real estate is generally determined based on

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically calculated by using the financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$60,196			$60,196
Other Real Estate Owned	$20,227			$20,227

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2009
	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$73,668	$73,668
Interest-bearing time deposits	44,595	44,595
Investment securities available for sale	610,731	610,731
Investment securities held to maturity	20,227	20,094
Mortgage loans held for sale	23,070	23,070
Loans	3,477,110	3,486,077
FRB and FHLB stock	34,441	34,441
Interest receivable	20,778	20,778

Liabilities:
Deposits	$3,590,923	$3,533,004
Borrowings:
Federal funds purchased	15,042	15,042
Securities sold under repurchase agreements	115,011	115,011
FHLB Advances	268,938	280,910
Subordinated debentures, revolving credit lines and term loans	194,783	200,999
Interest Payable	7,351	7,351

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the Corporation’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

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

Borrowings: The fair value of borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt, except for short-term and adjustable rate borrowing arrangements. At June 30, the fair value for these instruments approximates carrying value.

NOTE 5. Investment Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2009
U.S. Government-sponsored agency securities	$10,150	$100	$22	$10,228
State and municipal	272,183	3,331	2,592	272,922
Mortgage-backed securities	314,566	5,044	1,090	318,520
Corporate obligations	16,818	112	9,699	7,231
Marketable equity securities	1,830			1,830
Total available for sale	615,547	8,587	13,403	610,731
Held to maturity at June 30, 2009
U.S. Treasury	11,248		1	11,247
State and municipal	8,974	62	194	8,842
Mortgage-backed securities	5			5
Total held to maturity	20,227	62	195	20,094
Total Investment Securities	$635,774	$8,649	$13,598	$630,825

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 5. Investment Securities continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2008
U.S. Government-sponsored agency securities	$15,451	$218		$15,669
State and municipal	156,426	3,220	$107	159,539
Mortgage-backed securities	265,820	4,472	215	270,077
Corporate obligations	19,822		8,978	10,844
Marketable equity securities	3,507			3,507
Total available for sale	461,026	7,910	9,300	459,636
Held to maturity at December 31, 2008
U.S. Treasury	11,675		1	11,674
State and municipal	10,666	93	264	10,495
Mortgage-backed securities	7			7
Total held to maturity	22,348	93	265	22,176
Total Investment Securities	$483,374	$8,003	$9,565	$481,812

The amortized cost and fair value of available for sale securities and held to maturity securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2009:
Due in one year or less	$34,515	$34,733	$11,356	$11,356
Due after one through five years	61,255	62,986	395	410
Due after five through ten years	41,448	42,256	3,775	3,607
Due after ten years	161,933	150,406	4,696	4,716
	$299,151	$290,381	$20,222	$20,089

Mortgage-backed securities	314,566	318,520	5	5
Marketable equity securities	1,830	1,830

Total Investment Securities	$615,547	$610,731	$20,227	$20,094

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $215,088,000 at June 30, 2009.

The book value of securities sold under agreements to repurchase amounted to $115 million at June 30, 2009.

Gross gains of $3,946,000 resulting from sales and redemptions of available for sale securities were realized for 2009. There were no losses recognized from the sales of available for sale securities in 2009. The Corporation has recognized a loss of $2,045,000 in the second quarter of 2009, equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment securities to be other-than-temporarily impaired at June 30, 2009.

Gross gains of $13,000 and $86,000 resulting from sales of available for sale securities were realized in the three and six months ended June 30, 2008. There were no losses recognized from the sales of available for sale securities in the first six months of 2008. No other-than-temporary impairment losses were recognized in the first six months of 2008.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 5. Investment Securities continued

Certain investments in debt (and marketable equity) securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2009, was $235,017,000 and $60,343,000, which is approximately 37.3 and 12.5 percent of the Corporation’s available for sale and held to maturity investment portfolio at June 30, 2009 and December 31, 2008.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at June 30, 2009
U.S. Treasury	$7,498	$(1)			$7,498	$(1)
U.S. Government-sponsored agency securities	3,095	(22)			3,095	(22)
State and municipal	105,726	(2,774)	$263	$(12)	105,989	(2,786)
Mortgage-backed securities	113,754	(1,090)	36		113,790	(1,090)
Corporate obligations	3,747	(1,240)	898	(8,459)	4,645	(9,699)
Total Temporarily Impaired Investment Securities	$233,820	$(5,127)	$1,197	$(8,471)	$235,017	$(13,598)

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2008
U.S. Treasury	$11,374	$(1)			$11,374	$(1)
U.S. Government-sponsored agency securities
State and municipal	10,274	(124)	$3,582	$(247)	13,856	(371)
Mortgage-backed securities	13,315	(47)	11,755	(168)	25,070	(215)
Corporate obligations	7,302	(69)	2,741	(8,909)	10,043	(8,978)
Total Temporarily Impaired Investment Securities	$42,265	$(241)	$18,078	$(9,324)	$60,343	$(9,565)

Mortgage-backed Securities

The unrealized losses on the Corporation’s investment in mortgage-backed securities were a result of interest rate increases. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

State and Political Subdivisions

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 5. Investment Securities continued

amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Other Securities

The Corporation’s unrealized losses on pooled trust preferred securities total $9.1 million on a book value of $11.1 million. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. The Corporation has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation has recognized a loss of $2,045,000 in the second quarter of 2009, equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment securities to be other-than-temporarily impaired at June 30, 2009. The Corporation previously recognized other-than-temporary impairment of $477,000 in the first quarter of 2009 equal to the credit loss.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated Credit Losses in 2009
Credit losses on debt securities held:
January 1, 2009
Additions related to other-than-temporary losses not previously recognized	$2,523
June 30, 2009	$2,523

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 6. Loans and Allowance

	June 30,	December 31,
	2009	2008
Loans:
Commercial and industrial loans	$874,671	$904,646
Agricultural production financing and other loans to farmers	121,361	135,099
Real estate loans
Construction	162,765	252,487
Commercial and farm land	1,231,986	1,202,372
Residential	930,714	956,245
Individual’s loans for household and other personal expenditures	174,363	201,632
Tax exempt loans	23,596	28,070
Lease financing receivables, net of unearned income	8,095	8,996
Other loans	26,678	32,405
	3,554,229	3,721,952
Allowance for loan losses	(77,119)	(49,543)
Total Loans	$3,477,110	$3,672,409

	Six Months Ended
	June 30,
	2009	2008
Allowance for loan losses:
Balances, January 1	$49,543	$28,228
Provision for losses	71,916	10,893
Adjustment related to acquisition	2,040
Recoveries on loans	1,606	2,078
Loans charged off	(47,986)	(9,602)
Balances, June 30	$77,119	$31,597

See the information regarding the analysis of loan loss experience in the Asset Quality/Provision for Loan Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

NOTE 7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the combination of all dilutive common share equivalents, comprised of shares issuable under the Corporation's share-based compensation plans, and the weighted-average shares outstanding during the reporting period.

Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of share-based awards, the amount of compensation expense, if any, for future service that the Corporation has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital when share-based awards are exercised, are assumed to be used to repurchase common stock in the current period.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 7. Net Income Per Share continued

		Three Months Ended June 30,
		2009			2008
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic net income (loss) per share:	$(29,729)			$6,542
Less: Preferred stock dividends	1,450
Net income (loss) available to common stockholders	(31,179)	21,060,219	$(1.49)	6,542	18,050,956	$0.37
Effect of dilutive stock options and warrants					108,251
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$(31,179)	21,060,219	$(1.49)	$6,542	18,159,207	$0.36

Stock options to purchase 1,124,456 and 671,394 shares for the three months ended June 30, 2009 and 2008, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

		Six Months Ended June 30,
		2009			2008
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic net income (loss) per share:	$(25,612)			$14,668
Less: Preferred stock dividends	2,078
Net income (loss) available to common stockholders	(27,690)	21,041,466	$(1.32)	14,668	17,994,699	$0.82
Effect of dilutive stock options and warrants					112,873
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$(27,690)	21,041,466	$(1.32)	$14,668	18,107,572	$0.81

Stock options to purchase 1,106,500 and 628,599 shares for the six months ended June 30, 2009 and 2008, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Note 8. Goodwill

The changes in the carrying amount of goodwill from December 31, 2008 to June 30, 2009 were a result of two adjustments in the first quarter regarding the December 31, 2008 acquisition of Lincoln Bancorp. The first adjustment was an increase of $1,326,000 ($2,040,000, net of $714,000 tax) to increase the allowance for loan losses due to the continued evaluation of the credit quality of Lincoln Bank’s loan portfolio. The second adjustment was due to an error in the conversion of unallocated shares of Lincoln’s Employee Stock Option Plan shares that should have been retired prior to the December 31, 2008 conversion of Lincoln Bancorp stock to Corporation’s stock.

Goodwill is reviewed for impairment annually in accordance with SFAS No. 142. Due to the declining stock price, the Corporation engaged a third party to perform the evaluation in the first quarter of 2009. The evaluation included three approaches. The asset approach values each asset and liability separately, which are then summed to produce an indication of the equity value of the business. The market approach compares the subject to similar businesses that have been sold. The income approach determines the value of a business using a discounted cash flow based on expectations of future earnings or cash flows. The review was complete in the first quarter of 2009 and the results of the evaluation showed that, at March 31, 2009, the fair value exceeded the carrying value of First Merchants Corporation by more than $100 million and therefore management concluded that goodwill was not impaired.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

Note 8. Goodwill continued

At June 30, 2009, management reviewed the discounted cash flow approach used by the third party with updated information and future earnings assumptions. Management determined that the carrying value of First Merchants Corporation does not exceed the fair value and therefore, management concluded that goodwill was not impaired.

Note 9. Subsequent Events

Subsequent events have been evaluated through August 10, 2009, the date the financial statements were available to be issued. There were no items that would have a material impact to the financial statements presented in this Form 10-Q.

Note 10. Impact of Accounting Changes

Statements of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 became effective for the Corporation on January 1, 2009 and the required disclosures are reported in Note 3 Derivative Financial Instruments, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

Note 10. Impact of Accounting Changes continued

SFAS No. 165, Subsequent Events - The FASB has issued FASB Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Statement 165 was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. There was no material impact on any subsequent events through the filing date of this Form 10-Q.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) and SFAS No. 166, Accounting for Transfers of Financial Assets -The FASB has issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	FASB Statement No. 166, Accounting for Transfers of Financial Assets;
•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards will require a number of new disclosures. Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations' capital adequacy was assessed using assumptions consistent with standards ultimately included in FAS 166 and FAS 167.

Statements 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Corporation does not expect this to have a material impact on the Corporation’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

Note 10. Impact of Accounting Changes continued

accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Corporation’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Corporation’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009.

FSP SFAS. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS 132R-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP SFAS 132R-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP SFAS 132R-1 will be included in the Corporation’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, we include forward-looking statements in our oral and written communication. We may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”, “expect” and similar expressions or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may”, or similar expressions. These forward-looking statements include:

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

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONScontinued

We believe there have been no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

BUSINESS SUMMARY

The Corporation is a diversified financial holding company headquartered in Muncie, Indiana. Since its organization in 1982, the Corporation has grown to include 80 banking center locations in 24 Indiana and 3 Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, interactive voice response systems, remote deposit and internet technology.

The Corporation’s business activities are currently limited to one significant business segment, which is community banking. As of June 30, 2009, the Corporation’s financial service affiliates included four nationally chartered banks: First Merchants Bank, National Association (“First Merchants”), First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association (“Lafayette”) and Commerce National Bank. The banks provide commercial and retail banking services. In addition, the trust company and multi-line insurance company provide trust asset management services and retail and commercial insurance agency services, respectively.

On August 4, 2009, the Corporation filed an application with the Office of the Comptroller of the Currency to merge these four charters into a single charter under the name, First Merchants Bank, National Association. The pending bank charter combination will preserve the brand names of Lafayette Bank and Trust and Commerce National Bank. Each of these entities will continue to do business in their own name as divisions of First Merchants Bank, N.A. In addition, bank board members will continue their affiliation with their bank franchises, management and communities as regional bank board members.

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

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation had a net loss of $31.2 million, or $1.49 per common share, for the quarter ended June 30, 2009, compared to net income of $6.5 million, or $.36 per share for the quarter ended June 30, 2008. The Corporation’s second quarter contributed to year-to-date loss of $27.7 million or $1.32 per share, down from the prior year net income of $14.7 million or $.81.

The decline in net income for the quarter was due to a higher-than-normal provision for loan losses of $59 million. The year-to-date provision for loan losses through June 30, 3009, was $72 million compared to $11 million during the first half of 2008. The Corporation’s allowance for loan losses, as a percent of total loans, increased to 2.16 percent as of quarter-end from 1.05 percent, as of June 30, 2008, a $45.5 million increase. The increase in the allowance results from the provision for loan losses exceeding charge-offs by $34.8 million in the last four quarters coupled with the $10.7 million allowance from the Lincoln acquisition.

Loan charge-offs were $40.4 million for the quarter. Commercial real estate charge-offs totaled $6.6 million, land and lot development loans totaled $5.1 million, 1-4 family residential properties totaled $3.1 million, commercial and industrial loans totaled $24.4 million and consumer loans totaled $1.2 million. The single largest charge-off, totaling $10.2 million, was taken as a result of fraudulent financial statements provided by a large commercial and industrial borrower and the absence of adequate collateral and guarantees. The Corporation is pursuing all legal actions to recover our exposure. Other losses for the quarter are primarily policy compliant loans where borrowers are suffering from economic pressures in our franchise.

Non-performing loans were $116 million at quarter-end. Of these non-performing loans, commercial real estate loans totaled $42 million, land and lot development loans totaled $26 million, 1-4 family residential properties totaled $17 million, commercial and industrial loans totaled $24 million and other loans totaled $7 million. Other real estate owned (“OREO”) declined at quarter-end by $1.8 million to $20 million. In addition, loans past due 90 days or more fell by more than half from the prior quarter to $3.6 million.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONScontinued

Assets decreased by $67 million during the six months ended June 30, 2009. Federal funds sold decreased by $66 million as these funds were redeployed in reducing borrowings by $25 million and providing additional funds to support the increase in investments of $149 million. Loans decreased by $168 million as demand decreased during the period in nearly all categories except residential mortgages. Loans held for sale, which is made up exclusively with residential mortgages, increased during the six months ended June 30, 2009, due to the low interest rate environment.

As of June 30, 2009, the Corporation continued to exceed the regulatory well capitalized targets, as seen in the chart below.

	June 30, 2009	Well-Capitalized
Capital Ratios:
Total risk-based capital	12.56%	10.00%
Tier 1 risk-based capital	10.01%	6.00%
Tier 1 leverage	8.31%	5.00%
Tangible common equity	4.42%	N/A

Net Interest Income

Net interest margin declined slightly by 4 basis points from 3.68 percent in the first quarter of 2009 to 3.64 percent in the second quarter of 2009 as net interest income remained stable at just over $38 million.

Net interest income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. Net interest margin contracted by 16 basis points from 3.80 percent in the second quarter of 2008 to 3.64 percent in the second quarter of 2009 and earning assets increased by $971 million. Of the $971 million, Lincoln accounted for $792 million of the increase. As a result, net interest income in the second quarter increased by $6.3 million. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2009 and 2008.

During the six months ended June 30, 2009, asset yields decreased 80 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 61 basis points, resulting in a 19 basis point (FTE) decrease in net interest income as compared to the same period in 2008.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2009	2008	2009	2008
Annualized net interest income	$153,735	$125,964	$153,867	$128,691
Annualized FTE adjustment	5,618	3,562	4,946	3,509
Annualized net interest income on a fully taxable equivalent basis	$159,353	$129,526	$158,813	$132,200
Average earning assets	$4,383,570	$3,412,666	$4,341,330	$3,428,960
Interest income (FTE) as a percent of average earning assets	5.52%	6.60%	5.61%	6.41%
Interest expense as a percent of average earning assets	1.88%	2.80%	1.95%	2.56%
Net interest income (FTE) as a percent of average earning assets	3.64%	3.80%	3.66%	3.85%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income increased by $1,156,000 during the second quarter of 2009, compared to the second quarter of 2008. Net gains and fees on sales of mortgage loans increased $1,010,000, or 151.2 percent, as a result of increased mortgage refinancing activity and the Lincoln acquisition on December 31, 2008. Service charges increased $731,000, or 23.2 percent, due to increased fees and additional service charge income related to the December 31, 2008 acquisition of Lincoln. Fiduciary activities have decreased in the three and six months ended June 30, 2009, compared with the same periods in 2008 due to decreased market values of portfolios management by the trust company.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONScontinued

During the first six months of 2009, non-interest income increased by $5.1 million, or 24.5%, as compared to the same period in 2008. The sale of investment securities resulted in net gains of approximately $1,423,000, after other-than-temporary impairment charges of $2,522,000 were recognized on pooled trust preferred investments. Net gains and fees on sales of mortgage loans increased $1,797,000, or 137.1 percent, as a result of increased mortgage refinancing activity and the Lincoln acquisition on December 31, 2008. Additionally, service charges increased $1,342,000, or 22.0 percent, compared to the first six months of 2008.

Non-Interest Expense

Total non-interest expense, linked quarter-over-quarter, increased by $3.5 million as FDIC assessments increased by $2.9 million, expenses related to OREO write-downs increased by $1.1 million and professional services related to credit losses increased by just over $750,000. Absent credit-related costs and FDIC insurance costs, operating expenses decreased by nearly $1.3 million, reflecting the operational savings related to the Lincoln integration from mid-April. The largest reduction was in base salary expense totaling $950,000. Other expenses such as premises and equipment and outside data processing expenses have increased in the second quarter of 2009 compared to the second quarter of 2008 due to the Lincoln acquisition.

During the first six months of 2009, non-interest expense increased by $20.2 million, or 38.4%, compared to the same period in 2008. Salary and benefit expenses increased by $7.9 million, which included to $5.1 million additional expense related to the December 31, 2008 acquisition of Lincoln, as well as $1.9 million of increases in health insurance and retirement plan expenses. The FDIC’s special assessment of approximately $2,220,000, and an increase in costs due to the acquisition of Lincoln, caused FDIC expenses to increase $3,800,000. Other expenses such as premises and equipment and outside data processing expenses have increased in the six months ended June 30, 2009, compared to the same period of 2008 due to the Lincoln acquisition.

Income Tax Expense (Benefit)

The income tax benefit for the six months ended June 30, 2009 was $16,316,000 with an effective tax rate of 38.9%. For the same period in 2008, the income tax expense was $5,605,000 with an effective tax rate of 27.7%. The change was due to the loss experienced by the Corporation in the second quarter of 2009.

CAPITAL

Our regulatory capital continues to exceed regulatory “well capitalized" standards. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. As of June 30, 2009, the Corporation continues to exceed the regulatory well capitalized targets, as seen in the chart below.

	June 30, 2009	Well-Capitalized
Capital Ratios:
Total risk-based capital	12.56%	10.00%
Tier 1 risk-based capital	10.01%	6.00%
Tier 1 leverage	8.31%	5.00%
Tangible common equity	4.42%	N/A

Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

Our GAAP capital ratio, defined as total stockholders’ equity to total assets, equaled 10.04 percent at June 30, 2009 and 8.27 percent at December 31, 2008. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

Our tangible capital ratio, defined as total stockholders’ equity less intangibles net of tax to total assets less intangibles net of tax, equaled 4.42 percent as of June 30, 2009, and 5.01 percent at December 31, 2008.

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONScontinued

(Dollars in thousands, except per share amounts)	June 30,	December 31,
	2009	2008
Average goodwill	$141,712	$124,403
Average core deposit intangible (CDI)	21,214	11,388
Average deferred tax on CDI	(2,250)	(2,867)
Intangible adjustment	$160,676	$132,924
Average stockholders' equity (GAAP capital)	$479,226	$349,594
Average cumulative preferred stock issued under the Capital Purchase Program	(80,598)
Intangible adjustment	(160,676)	(132,924)
Average tangible capital	$237,952	$216,670
Average assets	$4,767,145	$3,811,166
Intangible adjustment	(160,676)	(132,924)
Average tangible assets	$4,606,469	$3,678,242
Net income (loss) available to common stockholders	$(27,690)	$20,638
CDI amortization, net of tax	1,548	1,919
Tangible net income (loss) available to common stockholders	$(26,142)	$22,557

Diluted earnings per share	$(1.32)	$1.14
Diluted tangible earnings per share	$(1.24)	$1.24
Return on average GAAP capital	(11.56)%	5.90%
Return on average tangible capital	(21.97)%	10.41%
Return on average assets	(1.16)%	0.54%
Return on average tangible assets	(1.14)%	0.61%

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

At June 30, 2009, non-performing assets, which includes nonaccrual loans, restructured loans, and other real estate owned, plus 90 days delinquent totaled $140,259,000, an increase of $28,143,000 from December 31, 2008 as noted in the table below. Other real estate owned increased $3.6 million from December 31, 2008, to March 31, 2009 but decreased $1.9 million from March 31, 2009 to June 30, 2009. The decline in the second quarter of 2009 was a result of property sales and write downs of $805,000. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets. While loans 90 days past due increased to $7.7 million at March 31, 2009, the balance declined at June 30, 2009 to $3.6 million.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONScontinued

The composition of the non performing assets and 90 days delinquent loans is made up of 34% commercial real estate, 24% land and lot loans, 19% commercial and industrial with the remainder in consumer and agriculture. Total commercial construction and land development loans in the portfolio declined to $162 million at June 30, 2009, compared with $252 million at December 31, 2008.

	June 30,	December 31,
	2009	2008
Non-Performing Assets:
Non-accrual loans	$112,220	$87,546
Renegotiated loans	4,216	130
Non-performing loans (NPL)	116,436	87,676
Real estate owned and repossessed assets	20,227	18,458
Non-performing assets (NPA)	136,663	106,134
90+ days delinquent and still accruing	3,596	5,982
NPAS & 90+ days delinquent	$140,259	$112,116

Impaired Loans (includes substandard, doubtful and loss)	$296,172	$206,126

At June 30, 2009, impaired loans totaled $296,172,000, an increase of $90,046,000 from December 31, 2008. At June 30, 2009, an allowance for losses was not deemed necessary for impaired loans totaling $230,225,000, as there was no identified loss on these credits. An allowance of $24,818,000 was recorded for the remaining balance of impaired loans of $65,947,000 and is included in our allowance for loan losses. A loan is deemed impaired when, based on current information or events, it is probable all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. All of our criticized loans, including substandard, doubtful and loss credits, are included in the impaired loan total.

At June 30, 2009, the allowance for loan losses was $77,119,000, an increase of $27,576,000 from year end 2008. As a percent of loans, the allowance was 2.16 percent at June 30, 2009 and 1.33 percent at December 31, 2008. The provision for loan losses for the first six months of 2009 was $71,916,000, an increase of $61,023,000 from $10,893,000 for the same period in 2008. Specific reserves on impaired loans increased from $9.7 million at December 31, 2008 to $24.8 million at June 30, 2009. The increase from the prior year was a result of an increase in net charge offs and the increase in non-performing loans. In addition, there was an adjustment to the allowance acquired with Lincoln Bancorp on December 31, 2008, as discussed in NOTE 8. Goodwill, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Net charge offs for the second quarter of 2009 were $40,378,000. Of this amount, $35.2 million was made up of 16 loans with charge offs of more than $500,000. The two most significant categories, with $25.8 million, were commercial and industrial and $6.9 million in land and lot loans.

The decline in the value of commercial and residential real estate in our market has negatively impacted the underlying collateral value in our commercial, residential, land development and construction loans. This downturn in the real estate market is expected to continue and management is proactive in evaluating loans collateralized by real estate. Management continues to evaluate commercial borrowers by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

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

Our liquidity is dependent upon our receipt of dividends from our bank subsidiaries, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of our bank subsidiaries is derived primarily from core deposit growth,

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONScontinued

principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, we utilized advances from the Federal Home Loan Bank ("FHLB") as funding sources. At June 30, 2009, total borrowings from the FHLB were $268,938,000. Our bank subsidiaries have pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2009 was $128,210,000.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $610,731,000 at June 30, 2009, an increase of $151,095,000 or 32.9 percent above December 31, 2008. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $11,356,000 at June 30, 2009. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The Corporation currently has a $5 million term loan with LaSalle Bank, N.A. that matures on February 15, 2015. The term loan is secured by 100 percent of the common stock of First Merchants and Lafayette. The Agreement contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios and certain restriction on dividends and other indebtedness. At June 30, 2009, the Corporation was in violation of the earnings covenant with LaSalle on this Term Loan. The covenant requires the Corporation to exceed a minimum return on average assets of .35%. The Corporation will be requesting a loan covenant waiver from LaSalle.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at June 30, 2009 are as follows:

(Dollars in thousands)	June 30,
2009
Amounts of commitments:
Loan commitments to extend credit	$641,341
Standby letters of credit	36, 829
$678,170

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and borrowings at June 30, 2009 are as follows:

(Dollars in Thousands)	2009 Remaining	2010	2011	2012	2013	2014 and after	Total
Operating leases	$1,117	$2,023	$1,898	$1,498	$848	$1,064	$8,448
Federal funds purchased	15,042						15,042
Securities sold under repurchase agreements	80,761	10,000		14,250		10,000	115,011
Federal Home Loan Bank advances	47,542	85,756	32,107	71,392	7,568	24,573	268,938
Subordinated debentures, revolving credit lines and term loans				78,957		115,826	194,783
Total	$144,462	$97,779	$34,005	$166,097	$8,416	$151,463	$602,222

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONScontinued

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (“ALM”) has been an important factor in our ability to record consistent earnings growth through periods of interest rate volatility. Management and the Board of Directors monitor our liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings. Decisions regarding investments and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

It is our objective to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of our ALM function to provide optimum and stable net interest income. To accomplish this, we use two ALM tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented, and monitored quarterly.

We believe that our liquidity and interest sensitivity position at June 30, 2009, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(19)
Three-Year CMT	200	(71)
Five-Year CMT	200	(100)
CD's	200	(87)
FHLB Advances	200	(41)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at June 30, 2009. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations. All results are within the Corporation’s policy limits.

		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$155,440	$166,674	$155,047
Variance from Base		$11,234	$(393)
Percent of change from base	0.00%	7.23%	(0.25)%

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONScontinued

The comparative rising and falling scenarios below as of December 30, 2008, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

Driver Rates	RISING (200 Basis Points)	FALLING (100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(6)
Three-Year CMT	200	(24)
Five-Year CMT	200	(24)
CD’s	200	(96)
FHLB Advances	200	(30)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at December 31, 2008. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$144,038	$154,398	$145,606
Variance from Base		$10,359	$1,568
Percent of change from base		7.19%	1.09%

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2009, and December 31, 2008. Earning assets decreased by $60,317,000 in the six months ended June 30, 2009, as federal funds sold were redeployed in reducing borrowings and increasing investment securities. Investments increased by $148,974,000, while loans decreased by $148,948,000. Nearly all loan segments saw declines with the largest declines in commercial and farmland, commercial and industrial and consumer loans.

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Federal funds sold		$66,237
Interest-bearing time deposits	$44,595	38,823
Investment securities available for sale	610,731	459,636
Investment securities held to maturity	20,227	22,348
Mortgage loans held for sale	23,070	4,295
Loans	3,554,229	3,721,952
Federal Reserve and Federal Home Loan Bank stock	34,441	34,319
Total	$4,287,293	$4,347,610

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including us, and that address is (http://www.sec.gov).

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is included as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “LIQUIDITY” and “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

FIRST MERCHANTS CORPORATION

FORM 10Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1.A. RISK FACTORS

In addition to the risk factors previously disclosed in the Corporation’s December 31, 2008 Annual Report on Form 10-K, the Corporation may suffer losses in its portfolio despite its underwriting practices. In connection with recent negative economic developments, many financial institutions, including the Corporation, have experienced unusual and significant declines in the performance of their loan portfolios, and the values of real estate collateral supporting many loans have declined. If the current trends in the housing and real estate markets continue, loan delinquencies and credit losses may increase. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans originated, loan quality deterioration could adversely affect the Corporation’s results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual Meeting of Shareholders of the Corporation was held on May 6, 2009.

b.	No response is required.

c.	The following matters were voted on by shareholders:

(i) Election of Directors - The following directors were elected for a term of three years.

Vote Count
------------------------------------
Votes For	Votes Withheld
------------------------------------
Jerry R. Engle	13,506,384	1,195,561
William L. Hoy	14,104,078	597,867
Barry J. Hudson	9,522,302	5,179,644
Patrick A. Sherman	14,154,789	547,157

Election of Directors - The following director was elected for a term of one year.

Vote Count
------------------------------------
Votes For	Votes Withheld
------------------------------------
Michael C. Rechin	13,998,529	703,416

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS continued

(ii) Approval the Non-Binding Resolution to Approve Compensation of First Merchants Corporation Executive Officers: Votes For – 13,096,431, Votes Against – 1,451,828, Votes Abstained – 154,384.

(iii) Approval the First Merchants Corporation 2009 Employee Stock Purchase Plan: Votes For – 9,692,816, Votes Against – 429,192, Votes Abstained – 87,981.

(iv) Approval the First Merchants Corporation 2009 Long-Term Equity Incentive Plan: Votes For – 5,289,065, Votes Against – 4,788,768, Votes Abstained – 132,856.

(v) Ratification of the appointment of Independent Public Accounting Firm – BKD, LLP, Indianapolis, Indiana: Votes For – 14,310,506, Votes Against – 323,764, Votes Abstained – 68,373.

ITEM 5. OTHER INFORMATION

a. None

b. None

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 6. EXHIBITS

Exhibit No.:	Description of Exhibit	Form 10-Q No.:
3a	Bylaws of First Merchants Corporation dated July 28, 2009	40
10.1

Letter from Michael L. Cox announcing his retirement as a Director of First Merchants Corporation effective as of the Annual Meeting of the Corporation's shareholders on May 6, 2009. (Incorporated by reference to registrant’s Form 8-K filed on May 11, 2009)

10.2	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009. (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009)
10.3	First Merchants Corporation 2009 Long-Term Equity Incentive Plan effective May 6, 2009. (Incorporated by reference to registrant's form 8-K filed on May 11, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 20002	50
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 20002	51
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	52

FIRST MERCHANTS CORPORATION

FORM 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Merchants Corporation

---------------------------

(Registrant)

Date: August 10, 2009	by	/s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	by	/s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION

FORM 10Q

INDEX TO EXHIBITS

INDEX TO EXHIBITS

Exhibit No.:	Description of Exhibit	Form 10-Q No.:
3a	Bylaws of First Merchants Corporation dated July 28, 2009	40
10.1

Letter from Michael L. Cox announcing his retirement as a Director of First Merchants Corporation effective as of the Annual Meeting of the Corporation's shareholders on May 6, 2009. (Incorporated by reference to registrant’s Form 8-K filed on May 11, 2009)

10.2	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009. (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009)
10.3	First Merchants Corporation 2009 Long-Term Equity Incentive Plan effective May 6, 2009. (Incorporated by reference to registrant's form 8-K filed on May 11, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 20002	50
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 20002	51
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	52

FIRST MERCHANTS CORPORATION

FORM 10Q

EXHIBIT-3A

FIRST MERCHANTS CORPORATION

FORM 10-Q

BYLAWS OF

FIRST MERCHANTS CORPORATION

Following are the Bylaws of First Merchants Corporation (hereinafter referred to as the “Corporation”), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law (hereinafter referred to as the “Act”), as most recently amended effective as of July 28, 2009:

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

The Corporation elects not to be governed by IC §23-1-33-6(c).

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 10, 2009	by /s/ Michael C. Rechin
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 10, 2009	by: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION

FORM 10Q

EXHIBIT-32

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 10, 2009	by /s/ Michael C. Rechin
Michael C. Rechin
President and
Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

_____________________________________________________

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 10, 2009	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.