Form 10-K/A
FIRST MERCHANTS CORP
filed 2009-10-28
CIK 712534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K/A

(Amendment No. 2)

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

(Address of principal executive offices) (Zip code)

(Registrant’s telephone number, including area code): (765) 747-1500

Securities registered pursuant to Section 12 (b) of the Act:

(Title of class)	(The name of the exchange on which registered)
Common Stock, $.125 stated value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $330,723,000 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008).

As of February 27, 2009 there were 21,178,488 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Documents	Into Which Incorporated

Portions of the Registrant’s	Part III (Items 10 through 14)

Definitive Proxy Statement for

Annual Meeting of Shareholders

to be held May 6, 2009

EXPLANATORY NOTE

First Merchants Corporation is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2008 for the sole purpose of satisfying the requirements of Rule 15d-21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the First Merchants Corporation Employee Stock Purchase Plan (2004). This Amendment also serves to update the exhibit description and index in connection therewith.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. This Amendment does not reflect events occurring after the date of the initial Annual Report on Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Other than the changes referred to above, all other information in the initial Annual Report on Form 10-K, as amended, remains unchanged.

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

3a First Merchants Corporation Articles of Incorporation, as amended (3).

3b	Bylaws of First Merchants Corporation, dated January 21, 2009 (3).

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

10a First Merchants Corporation Senior Management Incentive Compensation Program, dated February 24, 2009.(2)

10b First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008)

10c First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006. (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006)(1)

10d First Merchants Corporation Change of Control Agreement with Michael C. Rechin dated December 13, 2005. (Incorporated by reference to registrant's Form 8-K filed on December 19, 2005)(1)

10e First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002 as amended on January 1, 2008. (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008)(1)

10f First Merchants Corporation Change of Control Agreement with Kimberly J. Ellington dated January 1, 2005 as amended on January 1, 2008. (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008)(1)

10g First Merchants Corporation Change of Control Agreement with Jami L. Bradshaw dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

10h First Merchants Corporation Change of Control Agreement with David W. Spade dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

10i First Merchants Corporation Change of Control Agreement with Jeffrey B. Lorentson dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

10j First Merchants Corporation Change of Control Agreement with Michael J. Stewart dated April 28, 2008. (Incorporated by reference to registrant's Form 8-K filed on May 5, 2008.)(1)

10k Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007. (Incorporated by reference to the registrant's Form 10-K for year ended December 31, 2007)(1)

10l First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

10m First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

10n First Merchants Corporation Letter Agreement between the Corporation and Michael L. Cox, dated January 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on January 24, 2007)

10o First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

10p First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

10q First Merchants Corporation 2004 Employee Stock Purchase Plan approved April 22, 2004/ (Incorporated by reference to the registrant's Form 10-Q filed on August 9, 2004)

21 Subsidiaries of Registrant(2)

23.1 Consent of Independent Registered Public Accounting Firm(2)

23.2 Consent of Independent Registered Public Accounting Firm with respect to report related to First Merchants Corporation Employee Stock Purchase Plan (2004)(4)

24 Limited Power of Attorney(2)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(4)

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(4)

32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

99.1 Financial statements and independent registered public accounting firm's report for First Merchants Corporation Employee Stock Purchase Plan (2004)(4)

(1) Management contract or compensatory plan.
(2) Filed with the initial Annual Report on Form 10-K, filed March 16, 2009.

(3) Filed with the Amendment No. 1 to the Annual Report on Form 10-K, filed March 31, 2009.

(4) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 2009.

FIRST MERCHANTS CORPORATION

By: /s/ Michael C. Rechin

Michael C. Rechin, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 28th day of October, 2009.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive President and Chief
Officer (Principal Financial Officer
Executive Officer) (Principal Financial
and Accounting Officer)

/s/ Thomas B. Clark*	/s/ Barry J. Hudson*
Thomas B. Clark, Director	Barry J. Hudson, Director

/s/ Michael C. Rechin*	/s/ Charles E. Schalliol*
Michael C. Rechin, Director	Charles E. Schalliol, Director

/s/ Roderick English*	/s/ Terry L. Walker*
Roderick English, Director	Terry L. Walker, Director

/s/ Dr. Jo Ann Gora*	/s/ Jean L. Wojtowicz*
Dr. Jo Ann Gora, Director	Jean L. Wojtowicz, Director

/s/ William L. Hoy*	__________________
William L. Hoy, Director	Jerry R. Engle, Director

_________________________
Patrick A. Sherman, Director

* By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney was filed with the Securities and Exchange Commission as an exhibit to the initial Annual Report on Form 10-K, filed March 16, 2009.

By /s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact
October 28, 2009

INDEX TO EXHIBITS

(a) 3. Exhibits:

Exhibit No: Description of Exhibits:

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

3a First Merchants Corporation Articles of Incorporation, as amended (3).

3b	Bylaws of First Merchants Corporation, dated January 21, 2009 (3).

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

10a First Merchants Corporation Senior Management Incentive Compensation Program, dated February 24, 2009.(2)

10b First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008)

10c First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006. (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006)(1)

10d First Merchants Corporation Change of Control Agreement with Michael C. Rechin dated December 13, 2005. (Incorporated by reference to registrant's Form 8-K filed on December 19, 2005)(1)

10e First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002 as amended on January 1, 2008. (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008)(1)

10f First Merchants Corporation Change of Control Agreement with Kimberly J. Ellington dated January 1, 2005 as amended on January 1, 2008. (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008)(1)

10g First Merchants Corporation Change of Control Agreement with Jami L. Bradshaw dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

10h First Merchants Corporation Change of Control Agreement with David W. Spade dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

10i First Merchants Corporation Change of Control Agreement with Jeffrey B. Lorentson dated October 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007)(1)

10j First Merchants Corporation Change of Control Agreement with Michael J. Stewart dated April 28, 2008. (Incorporated by reference to registrant's Form 8-K filed on May 5, 2008.)(1)

10k Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007. (Incorporated by reference to the registrant's Form 10-K for year ended December 31, 2007)(1)

10l First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto. (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997)(1)

10m First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)

10n First Merchants Corporation Letter Agreement between the Corporation and Michael L. Cox, dated January 23, 2007. (Incorporated by reference to registrant's Form 8-K filed on January 24, 2007)

10o First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

10p First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007. (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007)

10q First Merchants Corporation 2004 Employee Stock Purchase Plan approved April 22, 2004/ (Incorporated by reference to the registrant's Form 10-Q filed on August 9, 2004)

21 Subsidiaries of Registrant(2)

23.1 Consent of Independent Registered Public Accounting Firm(2)

23.2 Consent of Independent Registered Public Accounting Firm with respect to report related to First Merchants Corporation Employee Stock Purchase Plan (2004)(4)

24 Limited Power of Attorney(2)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(4)

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(4)

32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

99.1 Financial statements and independent registered public accounting firm's report for First Merchants Corporation Employee Stock Purchase Plan (2004)(4)

(1) Management contract or compensatory plan.
(2) Filed with the initial Annual Report on Form 10-K, filed March 16, 2009.

(3) Filed with the Amendment No. 1 to the Annual Report on Form 10-K, filed March 31, 2009.

(4) Filed herewith

EXHIBIT-23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the registration statement of First Merchants Corporation on Form S-8 (File No. 33-28900) of our report dated October 27, 2009, on our audits of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2009 and 2008, and for the years ended June 30, 2009, 2008 and 2007, which report is included in Exhibit 99.1.

/s/ BKD, LLP

Indianapolis, Indiana

October 27, 2009

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

Date: October 28, 2009

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

Date: October 28, 2009

/s/ Mark K. Hardwick

Mark K. Hardwick

Executive Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT-32

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of First Merchants Corporation (the “Corporation”) on Form 10-K/A for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date October 28, 2009

by /s/ Michael C. Rechin

Michael C. Rechin

President and Chief Executive Officer

(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

In connection with the Annual report of First Merchants Corporation (the “Corporation”) on Form 10-K/A for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date October 28, 2009

by /s/ Mark K. Hardwick

Mark K. Hardwick

Executive Vice President and

Chief Financial Officer

(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 99.1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 11-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

FIRST MERCHANTS CORPORATION

EMPLOYEE STOCK PURCHASE PLAN (2004)

(Full title of the plan)

FIRST MERCHANTS CORPORATION

(Name of issuer of the securities held pursuant to the plan)

200 East Jackson Street

Muncie, Indiana 47305

(Address of principal executive office)

Report of Independent Registered Public Accounting Firm

Compensation Committee of the

Board of Directors

First Merchants Corporation

Muncie, Indiana

We have audited the accompanying statements of financial condition of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2009 and 2008, and the related statements of income and changes in plan equity for each of the years in the three-year period ended June 30, 2009. The Plan’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation Employee Stock Purchase Plan (2004) as of June 30, 2009 and 2008, and the results of its operations for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the Unites States of America.

BKD, LLP

Indianapolis, Indiana

October 27, 2009

First Merchants Corporation

Employee Stock Purchase Plan (2004)

Statements of Financial Condition

June 30, 2009 and 2008

Assets
	2009	2008

Investments - interest-bearing deposits	$685,549.00	$779,965.00

Plan Equity	$685,549.00	$779,965.00

See Notes to Financial Statements

First Merchants Corporation

Employee Stock Purchase Plan (2004)

Statements of Income and Changes in Plan Equity

Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007

Investment income - interest	$7,259	$8,976	$11,054
Participant contributions	808,213	814,704	839,202
	815,472	823,680	850,256

Withdrawals and terminations paid in cash	136,676	50,584	65,949
Purchase and distribution of stock	773,212	787,137	855,138
	909,888	837,721	921,087

Changes in Plan equity for the year	(94,416)	(14,041)	(70,831)

Plan equity at beginning of year	779,965	794,006	864,837

Plan equity at end of year	$685,549	$779,965	$794,006

See Notes to Financial Statements

First Merchants Corporation

Employee Stock Purchase Plan (2004)

Notes to Financial Statements

June 30, 2009 and 2008

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

In July 2009 and 2008, the Corporation issued 100,076 and 50,119 shares of its common stock for the offering period ended June 30, 2009 and 2008, at $6.83 and $15.43 per share.

At June 30, 2009 and 2008, the Plan had 385 and 391 participants.

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

First Merchants Corporation

Employee Stock Purchase Plan (2004)

Notes to Financial Statements

June 30, 2009 and 2008

Note 4:	Subsequent Plan Adoption

The Corporation adopted a new Plan agreement on July 1, 2009. Generally, the Plan provides for the purchase of up to 1,000,000 shares of the Corporation’s common stock by eligible employees through a series of consecutive quarterly offering periods beginning July 1, 2009 and ending once all the allocated shares have been issued under the Plan or June 30, 2019, whichever is earlier; provided, however, the Board may terminate or amend this Plan (including modifying the frequency or duration of any offering period) at any time. Prior to each offering period, eligible employees will be entitled to elect to have a percentage of their ordinary base compensation deducted from their pay and accumulated until the end of the offering period. The Compensation and Human Resources Committee of the Board may establish a maximum percentage of a participating employee’s compensation that he or she may apply to the purchase of common stock with respect to that and future offerings and may limit the overall fair market value of common stock that may be purchased by an employee in a given calendar year. Currently, the overall fair market value of common stock that can be purchased during a Plan year is capped at $25,000. At the end of each offering period, the balance of each participant’s payroll deduction account, together with interest, unless the Committee determines no interest will accrue, will be applied towards the purchase of the largest number of full shares of the Corporation’s common stock possible. No fractional shares will be issued under the Plan. The price to be paid for the common stock shall be determined by the Committee, which shall be 85% of the average fair market value of the common stock during the offering period, except the price cannot be less than 85% of the lesser of the fair market value of the common stock at the beginning or the end of the offering period. The fair market value of the common stock for purposes of the Plan is the closing price of the common stock as reported by NASDAQ on such date. Any payroll deductions remaining at the end of a quarter for a partial share will remain in the participant’s account and applied towards the purchase of stock the following quarter.

Subsequent events have been evaluated through October 27, 2009, which is the date the financial statements were issued.

Note 5:	Related Party

Plan assets are held in interest-bearing accounts maintained by the Plan Sponsor with interest paid quarterly at the prevailing rates. Each participant’s payroll deferral is maintained in a separate deposit account with the Bank. At June 30, 2009, there were no participants with a deferral balance exceeding federally insured limits.