Form 10-Q
period 2009-09-30
FIRST MERCHANTS CORP
filed 2009-11-09
CIK 712534

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 30, 2009, there were 21,406,365 outstanding common shares, of the registrant.

FIRST MERCHANTS CORPORATION

FORM 10Q

FIRST MERCHANTS CORPORATION

FORM 10Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

CONSOLIDATED CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$66,887	$84,249
Federal funds sold	52,828	66,237
Cash and cash equivalents	119,715	150,486
Interest-bearing time deposits	44,312	38,823
Investment securities available for sale	480,284	459,636
Investment securities held to maturity	8,726	22,348
Mortgage loans held for sale	25,173	4,295
Loans, net of allowance for loan losses of $86,918 and $49,543	3,311,804	3,672,409
Premises and equipment	58,482	59,641
Federal Reserve and Federal Home Loan Bank stock	38,576	34,319
Interest receivable	22,359	23,976
Core deposit intangibles	18,660	22,492
Goodwill	141,357	143,482
Cash surrender value of life insurance	94,267	93,222
Other real estate owned	21,778	18,458
Tax asset, deferred and receivable	59,244	36,508
Other assets	31,747	4,060
TOTAL ASSETS	$4,476,484	$4,784,155
LIABILITIES
Deposits:
Noninterest-bearing	$477,040	$460,519
Interest-bearing	3,035,455	3,258,292
Total Deposits	3,512,495	3,718,811
Borrowings:
Federal funds purchased
Securities sold under repurchase agreements	125,045	122,311
Federal Home Loan Bank advances	130,024	360,217
Subordinated debentures, revolving credit lines and term loans	194,787	135,826
Total Borrowings	449,856	618,354
Interest payable	5,722	8,844
Other liabilities	32,511	42,243
Total Liabilities	4,000,584	4,388,252
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 116,000 shares	112,190
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 21,185,851 and 21,178,123 shares	2,648	2,647
Additional paid-in capital	205,759	202,299
Retained earnings	164,419	206,496
Accumulated other comprehensive loss	(9,241)	(15,664)
Total Stockholders' Equity	475,900	395,903
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,476,484	$4,784,155

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans receivable:
Taxable	$50,683	$49,828	$157,319	$149,952
Tax exempt	280	321	742	664
Investment securities:
Taxable	2,963	2,943	9,987	9,139
Tax exempt	2,788	1,379	6,919	4,344
Federal funds sold	27	10	81	21
Deposits with financial institutions	73	146	291	561
Federal Reserve and Federal Home Loan Bank stock	359	351	1,031	1,056
Total Interest Income	57,173	54,978	176,370	165,737
INTEREST EXPENSE
Deposits	13,666	16,213	45,946	51,943
Federal funds purchased	6	502	28	1,748
Securities sold under repurchase agreements	512	650	1,486	2,098
Federal Home Loan Bank advances	2,209	2,724	7,605	8,585
Subordinated debentures, revolving credit lines and term loans	1,932	1,635	5,524	5,127
Total Interest Expense	18,325	21,724	60,589	69,501
NET INTEREST INCOME	38,848	33,254	115,781	96,236
Provision for loan losses	24,240	7,094	96,156	17,987
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,608	26,160	19,625	78,249
OTHER INCOME
Service charges on deposit accounts	3,963	3,568	11,393	9,656
Fiduciary activities	1,844	1,932	5,583	6,200
Other customer fees	2,004	1,696	5,953	5,142
Commission income	1,459	1,457	5,216	4,553
Earnings on cash surrender value of life insurance	391	519	1,045	1,863
Net gains and fees on sales of loans	1,997	648	5,105	1,959
Net realized and unrealized gains on sales of available for sale securities	5,211	185	9,157	271
Other-than-temporary impairment on available for sale securities	(5,382)	(1,440)	(9,456)	(2,640)
Portion of loss recognized in other comprehensive income before taxes	4,155		5,706	1,200
Net impairment losses recognized in earnings	(1,227)	(1,440)	(3,750)	(1,440)
Other income	41	655	1,942	1,877
Total Other Income	15,683	9,220	41,644	30,081
OTHER EXPENSES
Salaries and employee benefits	17,945	15,330	57,645	47,126
Net occupancy	2,422	1,857	7,434	5,412
Equipment	1,875	1,649	5,660	4,946
Marketing	508	605	1,621	1,701
Outside data processing fees	1,360	1,068	4,698	2,959
Printing and office supplies	300	281	1,060	853
Core deposit amortization	1,277	809	3,832	2,407
FDIC assessments	3,121	262	7,191	531
Other expenses	10,187	5,254	22,760	13,857
Total Other Expenses	38,995	27,115	111,901	79,792
INCOME (LOSS) BEFORE INCOME TAX	(8,704)	8,265	(50,632)	28,538
Income tax expense (benefit)	(3,774)	2,516	(20,090)	8,121
NET INCOME (LOSS)	(4,930)	5,749	(30,542)	20,417
Preferred stock dividends and discount accretion	1,450		3,528
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(6,380)	$5,749	$(34,070)	$20,417
Per Share Data:
Basic Net Income (Loss) Available to Common Stockholders	$(0.30)	$0.32	$(1.62)	$1.13
Diluted Net Income (Loss) Available to Common Stockholders	$(0.30)	$0.32	$(1.62)	$1.13
Cash Dividends Paid	$0.08	$0.23	$0.39	$0.69
Average Diluted Shares Outstanding (in thousands)	21,170	18,196	21,085	18,129

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(4,930)	$5,749	$(30,542)	$20,417
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of
income tax expense (benefit) of $(7,693), $(853), $(7,511) and $510	14,288	1,585	13,949	(947)
Unrealized loss on securities available for sale for which a portion of an other than temporary impairment has been
recognized in income, net of tax expense of $1,454, $0, $1,997 and $0	(2,701)		(3,709)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period, net of
income tax of $0, $342, $622 and $(597).		(513)	(933)	896
Amortization of items previously recorded in accumulated
other comprehensive income (losses), net of income tax
expense/(benefit) of $(161), $132, $(421), and $311	242	(198)	631	(466)
Reclassification adjustment for gains (losses) included in net income
net of income tax expense of $1,394, $(502), $1,892, and $(468)	(2,590)	753	(3,515)	701
	9,239	1,627	6,423	184
Comprehensive income (loss)	$4,309	$7,376	$(24,119)	$20,601

See notes to consolidated condensed financial statements

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

September 30, 2009
Net unrealized gain /(loss) on securities available for sale	$9,575
Net unrealized gain/(loss) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(3,709)
Defined Benefit Plans	(15,107)
$(9,241)

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	September 30,
	2009	2008
Balances, January 1	$395,903	$339,936
Net income (loss)	(30,542)	20,417
Cash dividends on common stock	(8,273)	(12,561)
Cash dividends on preferred stock	(2,827)
Other comprehensive income (loss), net of tax	6,423	184
Stock issued under employee benefit plan	683	773
Stock issued under dividend reinvestment and stock purchase plan	427	795
Stock options exercised, net of tax		1,612
Tax benefit from stock compensation	63	139
Stock redeemed	(191)	(2,180)
Issuance of stock related to acquisition		1,463
Adjustment to issuance of stock related to acquisition	(3,451)
Warrants issued under Capital Purchase Program	3,810
Cumulative preferred stock issued		125
Cumulative preferred stock issued under Capital Purchase Program	112,190
Share-based compensation	1,685	1,390
Balances, September 30	$475,900	$352,093

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION

FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months ended September 30,
	2009	2008
Cash Flow From Operating Activities:
Net income (loss)	$(30,542)	$20,417
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	96,156	17,987
Depreciation and amortization	4,383	3,502
Share-based compensation	1,685	1,390
Tax benefits from stock compensation	(63)	(139)
Mortgage loans originated for sale	(243,142)	(82,608)
Proceeds from sales of mortgage loans	222,264	84,281
Gains on sales of securities available for sale	9,157	271
Recognized loss on other-than-temporary impairment	(3,750)	(1,440)
Change in interest receivable	1,617	1,833
Change in interest payable	(3,122)	(1,796)
Other adjustments	(53,659)	605
Net cash provided by operating activities	$984	$44,303
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$(5,489)	$9,308
Purchases of:
Securities available for sale	(343,347)	(74,443)
Securities held to maturity	(24,744)	(2,399)
Proceeds from sales of securities available for sale	217,163	34,256
Proceeds from maturities of:
Securities available for sale	105,254	101,990
Securities held to maturity	38,323	1,252
Purchase of Federal Reserve and Federal Home Loan Bank stock	(4,257)	(244)
Purchase of bank owned life insurance		(706)
Net cash paid in acquisitions		(237)
Net change in loans	226,408	(236,823)
Other adjustments	(3,224)	(3,460)
Net cash provided by (used in) investing activities	$206,087	$(171,506)
Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	$47,611	$5,870
Certificates of deposit and other time deposits	(253,927)	64,292
Proceeds from the sale of other real estate owned	31,090	8,789
Borrowings	125,942	737,290
Repayment of borrowings	(294,440)	(734,756)
Cash dividends on common stock	(8,273)	(12,561)
Cash dividends on preferred stock	(2,827)
Stock issued under dividend reinvestment and stock purchase plans	1,110	1,564
Stock options exercised		1,612
Cumulative preferred stock issued	116,000	125
Tax benefit from stock options exercised	63	139
Stock redeemed	(191)	(2,180)
Net cash provided by (used in) financing activities	$(237,842)	$70,184
Net Change in Cash and Cash Equivalents	(30,771)	(57,019)
Cash and Cash Equivalents, January 1	150,486	134,683
Cash and Cash Equivalents, September 30	$119,715	$77,664
Additional cash flow information:
Interest paid	$63,711	$71,297
Income tax paid	5,170	15,090
Loans transferred to other real estate owned	38,041	23,669
Non-cash investing activities using trade date accounting	(16,020)

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year.

NOTE 2. Share-Based Compensation

Stock options and restricted stock awards (“RSAs”) have been issued to directors, officers and other management employees under the Corporation’s 1994 Stock Option Plan, the 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan. The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation’s common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation’s common stock at no cost to the holder and generally vest after three years. The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited. Deferred stock units (“DSUs”) have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation’s 2008 Equity Compensation Plan for Non-employee Directors. DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan. As of September 30, 2009, there were 2,838 DSUs credited to the non-employee directors.

The Corporation’s 2009 Employee Stock Purchase Plan (“ESPP”) provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85% of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85% of the market price of the Corporation’s stock on the offering date or an amount equal to 85% of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000.

Accounting Standards Codification (ASC) 718 requires the Corporation to record compensation expense related to unvested share-based awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of FASB ASC 718 and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2009 were $592,000 and $1,685,000, respectively, compared to $488,000 and $1,390,000 for the three and nine months ended September 30, 2008. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Operations.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 4 percent for the nine months ended September 30, 2009, based on historical experience.

The following table summarizes the components of the Corporation’s share-based compensation awards recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Stock and ESPP Options
Pre-tax compensation expense	$212	$164	$646	$485
Income tax benefit	(25)	(14)	(65)	(35)
Stock and ESPP option expense, net of income taxes	$187	$150	$581	$450
Restricted Stock Awards
Pre-tax compensation expense	$380	$324	$1,039	$905
Income tax benefit	(120)	(113)	(353)	(317)
Restricted stock awards expense, net of income taxes	$260	$211	$686	$588
Total Share-Based Compensation:
Pre-tax compensation expense	$592	$488	$1,685	$1,390
Income tax benefit	(145)	(127)	(418)	(352)
Total share-based compensation expense, net of income taxes	$447	$361	$1,267	$1,038

As of September 30, 2009, unrecognized compensation expense related to stock options and RSAs totaling $654,000 and $1,767,000, respectively, is expected to be recognized over weighted-average periods of 1.01 and 1.61 years, respectively.

Stock option activity under the Corporation’s stock option plans as of September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	951,322	$24.70
Granted	197,071	$16.98
Exercised
Cancelled	(62,209)	21.05
Outstanding September 30, 2009	1,086,184	$23.51	5.63	0
Vested and Expected to Vest at September 30, 2009	1,086,184	$23.51	5.63	0
Exercisable at September 30, 2009	821,863	$24.70	4.52	0

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 2. Share-Based Compensation continued

The weighted-average grant date fair value was $4.51 for stock options granted during the nine months ended September 30, 2009.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first nine months of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation’s common stock. There were no stock options exercised during the nine months of 2009.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSAs at January 1, 2009	162,494	$26.20
Granted	87,451	$11.38
Forfeited	(49,306)	$25.22
Vested	(3,054)	$22.50
Unvested RSAs at September 30, 2009	197,585	$19.95

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2009 quarterly offering period of approximately $57,000. The ESPP options vested during the three month period ending September 30, 2009. At September 30, 2009, there was no unrecognized compensation expense related to unvested ESPP options.

NOTE 3. Derivative Financial Instruments

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Corporation’s Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under FASB ASC 815-10 and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with FASB ASC 820-10), resulting in some insignificant volatility in earnings each period. The notional amounts of the interest rate swaps were $69,395,000 at September 30, 2009.

The tables summarize the fair value of derivative financial instruments utilized by the Corporation:

	Asset Derivatives		Liability Derivatives
	September 30, 2009		September 30, 2009
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value

Derivatives not designated as hedging instruments under FASB ASC 815-10:
Interest rate contracts	Other assets	$3,200	Other Liabilities	$(3,173)
		$3,200		$(3,173)

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 3. Derivative Financial Instruments continued

The effect of derivative instruments on the consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 is as follows:

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate contracts	Other income	$ (135)	$ 157

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Interest rate contracts	Other income	$ 55	$ 83

Note 4. Disclosures About Fair Value of Assets and Liabilities

Effective January 1, 2008, the Corporation adopted Statement of FASB ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Available-for-sale securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include corporate obligations and marketable equity securities. Level 3 fair value on corporate obligations and marketable equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Pooled Trust Preferred Securities

Ten of the pooled trust preferred securities in the portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and include $9.9 million amortized cost, with a fair value of $6.0 million. These securities were rated A or better at inception, but at September 30, 2009, Moody’s ratings on these securities now range from Ca to Caa3. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the process details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the September 30, 2009 analysis, the conclusion was other-than-temporary impairment on eight of these securities, all of which experienced additional defaults or deferrals during the third quarter. For the nine months ended September 30, 2009, eight of the ten securities had OTTI losses of $9.5 million, of which $3.8 million was recorded as expense and $5.7 million was recorded in other comprehensive income.

Interest rate swap agreements

See information regarding the Corporation’s interest rate derivative products in Note 3. Derivative Financial Instruments, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q.

The fair value is estimated by a third party using inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2009.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$400		$400
U.S. Government-sponsored agency securities	8,333		8,333
State and municipal	257,544		257,544
Mortgage-backed securities	206,147		206,147
Corporate obligations	6,030		2,319	$3,711
Marketable equity securities	1,830		1,826	4
Interest rate swap asset	3,200			3,200
Interest rate swap liability	(3,173)			(3,173)

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2008.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:	$459,636		$451,707	$7,929
Interest rate swap asset	4,094			4,094
Interest rate swap liability	(4,224)			(4,224)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$2,025	$2,887	$(2,726)	$7,929	$4,094	$(4,224)
Total realized and unrealized gains and losses:
Included in net income (loss)	(1,227)	(160)	25	(3,750)	93	64
Included in other comprehensive income	2,829			2,678
Purchases, issuances and settlements					93	(93)
Transfers in/(out) of Level 3				(3,460)
Principal payments	88	473	(472)	318	(1,080)	1,080
Ending balance at September 30, 2009	$3,715	$3,200	$(3,173)	$3,715	$3,200	$(3,173)

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$9,500	$229	$(201)	$12,023
Total realized and unrealized gains and losses:
Included in net income (loss)		60	(5)		$77	$6
Included in other comprehensive income	2,121			(1,270)
Purchases, issuances and settlements		415	(421)		627	(633)
Transfers in/(out) of Level 3	(128)			847
Principal payments	(35)			(142)
Ending balance at September 30, 2008	$11,458	$704	$(627)	$11,458	$704	$(627)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2009, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The fair value for impaired loans and other real estate owned is measured based on the value of the collateral securing those loans/real estate and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically calculated by using financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate.

		Fair Value Measurements Using
September 30, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$70,252			$70,252
Other real estate owned	$21,778			$21,778

		Fair Value Measurements Using
December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$21,847			$21,847
Other real estate owned	$18,458			$18,458

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2009
	Carrying Amount	Fair Value
Assets at September 30, 2009:
Cash and due from banks	$119,715	$119,715
Interest-bearing time deposits	44,312	44,312
Investment securities available for sale	480,284	480,284
Investment securities held to maturity	8,726	9,075
Mortgage loans held for sale	25,173	25,173
Loans	3,311,804	3,246,083
FRB and FHLB stock	38,576	38,576
Interest receivable	22,359	22,359

Liabilities at September 30, 2009:
Deposits	$3,512,495	$3,457,619
Borrowings:
Federal funds purchased
Securities sold under repurchase agreements	125,045	125,045
Federal Home Loan Bank advances	130,024	138,003
Subordinated debentures, revolving credit lines and term loans	194,787	188,648
Interest Payable	5,722	5,722

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

Held to Maturity Securities: Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Federal Reserve (“FRB”) and Federal Home Loan Bank (“FHLB”) stock: The fair value of FRB and FHLB stock is based on the price at which it may be resold to the FRB and FHLB.

Interest Receivable and Interest Payable: The fair value of interest receivable/payable approximates carrying value.

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

Borrowings: The fair value of borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt, except for short-term and adjustable rate borrowing arrangements. At September 30, the fair value for these instruments approximates carrying value.

NOTE 5. Investment Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2009
U.S. Treasury	$400			$400
U.S. Government-sponsored agency securities	8,240	$96	$(3)	8,333
State and municipal	246,555	10,989		257,544
Mortgage-backed securities	201,863	4,339	(55)	206,147
Corporate obligations	12,372		(6,342)	6,030
Marketable equity securities	1,830			1,830
Total available for sale	471,260	15,424	(6,400)	480,284
Held to maturity at September 30, 2009
U.S. Treasury
State and municipal	8,721	350	(1)	9,070
Other asset backed securities	5			5
Total held to maturity	8,726	350	(1)	9,075
Total Investment Securities	$479,986	$15,774	$(6,401)	$489,359

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

The amortized cost and fair value of available for sale securities and held to maturity securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2009:
Due in one year or less	$31,241	$31,512	$60	$61
Due after one through five years	39,598	41,122	395	418
Due after five through ten years	32,955	34,822	3,625	3,643
Due after ten years	163,773	164,851	4,641	4,948
	$267,567	$272,307	$8,721	$9,070

Mortgage-backed securities	201,863	206,147
Other asset-backed securities			5	5
Marketable equity securities	1,830	1,830

Total Investment Securities	$471,260	$480,284	$8,726	$9,075

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $284,869,000 at September 30, 2009.

The book value of securities sold under agreements to repurchase amounted to $90 million at September 30, 2009.

Gross gains of $5,228,000 and $9,174,000 resulting from sales and redemptions of available for sale securities were realized for three and nine months ended September 30, 2009. Gross losses of $17,000 resulting from sales and redemptions of available for sale securities were realized for both the three and nine months ended September 30, 2009. The Corporation has recognized a loss of $1,227,000 and $3,750,000 in the three and nine months ended September 30, 2009, equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment securities to be other-than-temporarily impaired at September 30, 2009.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 5. Investment Securities continued

Gross gains of $188,000 and $274,000 resulting from sales of available for sale securities were realized in the three and nine months ended September 30, 2008. Losses recognized from the sales of available for sale securities were $3,000 for both the three and nine months ended September 30, 2008. Other-than-temporary impairment losses of $1,440,000 were recognized in the three and nine months ended September 30, 2009.

Certain investments in debt (and marketable equity) securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2009, was $17,018,000 and $60,343,000, which is approximately 3.5 percent and 12.5 percent of the Corporation’s available for sale and held to maturity investment portfolio at September 30, 2009 and December 31, 2008.

Except as discussed below, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at September 30, 2009
U.S. Treasury
U.S. Government-sponsored agency securities	$996	$(3)			$996	$(3)
State and municipal	3,069		$139	$(1)	3,208	(1)
Mortgage-backed securities	7,621	(55)			7,621	(55)
Corporate obligations	3,035	(323)	2,158	(6,019)	5,193	(6,342)
Total Temporarily Impaired Investment Securities	$14,721	$(381)	$2,297	$(6,020)	$17,018	$(6,401)

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2008
U.S. Treasury	$11,374	$(1)			$11,374	$(1)
U.S. Government-sponsored agency securities
State and municipal	10,274	(124)	$3,582	$(247)	13,856	(371)
Mortgage-backed securities	13,315	(47)	11,755	(168)	25,070	(215)
Corporate obligations	7,302	(69)	2,741	(8,909)	10,043	(8,978)
Total Temporarily Impaired Investment Securities	$42,265	$(241)	$18,078	$(9,324)	$60,343	$(9,565)

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 5. Investment Securities continued

Mortgage-backed Securities

The unrealized losses on the Corporation’s investment in mortgage-backed securities were a result of interest rate increases. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

State and Political Subdivisions

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Other Securities

The Corporation’s unrealized losses on pooled trust preferred securities total $6.2 million on a book value of $9.9 million. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. The Corporation has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation has recognized a loss of $1,227,000 in the third quarter of 2009, equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment securities to be other-than-temporarily impaired at September 30, 2009. The Corporation previously recognized other-than-temporary impairment of $478,000 in the first quarter of 2009 equal to the credit loss and $2,045,000 in the second quarter of 2009 equal to the credit loss.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated Credit Losses in 2009

Credit losses on debt securities held:
Balance, January 1, 2009
Additions related to other-than-temporary losses not previously recognized	$3,750
Balance, September 30, 2009	$3,750

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 6. Loans and Allowance

	September 30,	December 31,
	2009	2008
Loans:
Commercial and industrial loans	$806,289	$904,646
Agricultural production financing and other loans to farmers	124,601	135,099
Real estate loans:
Construction	147,343	252,487
Commercial and farm land	1,228,983	1,202,372
Residential	855,931	956,245
Loans to individuals for household and other personal expenditures	177,338	201,632
Tax-exempt loans	23,846	28,070
Lease financing receivables, net of unearned income	7,797	8,996
Other loans	26,594	32,405
	3,398,722	3,721,952
Allowance for loan losses	(86,918)	(49,543)
Total Loans	$3,311,804	$3,672,409

	Nine Months Ended
	September 30,
	2009	2008
Allowance for loan losses:
Balances, January 1	$49,543	$28,228
Provision for losses	96,156	17,987
Adjustment related to acquisition	2,040
Recoveries on loans	2,864	3,718
Loans charged off	(63,685)	(14,948)
Balances, September 30	$86,918	$34,985

See the information regarding the analysis of loan loss experience in the Asset Quality/Provision for Loan Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

NOTE 7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding during the reporting period. Diluted net income (loss) per share is computed by dividing net income (loss) by the combination of all dilutive common share equivalents, comprised of shares issuable under the Corporation’s share-based compensation plans, and the weighted-average shares outstanding during the reporting period.

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

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

NOTE 7. Net Income (Loss) Per Share continued

		Three Months Ended September 30,
		2009			2008
	Net Income (Loss)	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$(4,930)			$5,749
Less: Preferred stock dividends	1,450
Net income (loss) available to common stockholders	(6,380)	21,169,618	$(0.30)	5,749	18,114,916	$0.32
Effect of dilutive stock options and warrants					81,537
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$(6,380)	21,169,618	$(0.30)	$5,749	18,196,453	$0.32

Stock options to purchase 1,103,043 and 806,789 shares for the three months ended September 30, 2009 and 2008, respectively, were not included in the earnings (loss) per share calculation because the exercise price exceeded the average market price.

		Nine Months Ended September 30,
		2009			2008
	Net Income (Loss)	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$(30,542)			$20,417
Less: Preferred stock dividends	3,528
Net income (loss) available to common stockholders	(34,070)	21,084,653	$(1.62)	20,417	18,035,064	$1.13
Effect of dilutive stock options and warrants					94,252
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$(34,070)	21,084,653	$(1.62)	$20,417	18,129,316	$1.13

Stock options to purchase 1,101,107 and 703,124 shares for the nine months ended September 30, 2009 and 2008, respectively, were not included in the earnings (loss) per share calculation because the exercise price exceeded the average market price.

Note 8. Goodwill

Goodwill is reviewed for impairment annually in accordance with FASB ASC 350. Due to the declining stock price, the Corporation engaged a third party to perform the evaluation in the first quarter of 2009. The evaluation included a weighted average of three approaches. The asset approach values each asset and liability separately, which are then summed to produce an indication of the equity value of the business. The market approach compares the subject to similar businesses that have been sold. The income approach determines the value of a business using a discounted cash flow based on expectations of future earnings or cash flows. This review was completed in the first quarter of 2009 and the results of the evaluation showed that the carrying value of First Merchants Corporation, as of March 31, 2009, did not exceed its fair value, and therefore management concluded that goodwill is not impaired.

As a result of the loss in the second quarter of 2009, management engaged the third party to perform an updated evaluation using the same process used in the first quarter evaluation. Again, the results of the evaluation showed that the carrying value of First Merchants Corporation did not exceed its fair value, and therefore management concluded that goodwill is not impaired at September 30, 2009.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

Note 9. Subsequent Events

Subsequent events have been evaluated through November 9, 2009, the date the financial statements were available to be issued. There were no items that would have a material impact to the financial statements presented in this Form 10-Q.

Note 10. Impact of Accounting Changes

Accounting Standards Update (ASU) No. 2009-12,Investments in Certain Entities that Calculate Net Asset Value per Share. Issued in September 2009, this ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date.  The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update.  ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009.  The Corporation is currently assessing the impact of the ASU on its financial condition, results of operations, and disclosures.

ASU No. 2009-05, Measuring Liabilities at Fair Value codified in “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” Issued in August 2009, this ASU alters fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Corporation is currently assessing the impact of the ASU on its financial condition, results of operations, and disclosures.

ASU 2009-01 (formerly SFAS No. 168), Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASU 2009-01 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Corporation has made the appropriate changes to GAAP references in its financial statements.

ASC 820 (formerly SFAS 167), Amendments to FASB Interpretation No. 46(R). In June 2009, the FASB issued ASC 820 amending the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R).  ASC 820 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Corporation is currently assessing the impact of ASC 820 on its financial condition, results of operations, and disclosures.

ASC 860 (formerly SFAS 166), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. ASC 860 amends the derecognition accounting and disclosure guidance relating to SFAS 140.  ASC 860 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with ASC 820.  ASC 860is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Corporation is currently assessing the impact ASC 860on its financial condition, results of operations, and disclosures.

Accounting Standards Codification (ASC) 855 (formerly Statement No. 165), Subsequent Events. In May 2009, the FASB issued ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 was effective for interim or annual periods ending after June 15, 2009.  The Corporation adopted the provisions of ASC 855 beginning with the interim reporting period ending June 30, 2009. The required disclosures are reflected in Note 9 Subsequent Events.

FIRST MERCHANTS CORPORATION

FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollars in thousands)

(Unaudited)

Note 10. Impact of Accounting Changes continued

ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued ASC 825 which requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  The Corporation adopted the provisions of ASC 825 on April 1, 2009 and the impact on its disclosures is more fully discussed in Note 4 Disclosures About Fair Value of Assets and Liabilities.

ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment. In April 2009, the FASB issued ASC 320 which (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Corporation adopted the provisions of ASC 320 on April 1, 2009.  Details related to the adoption of ASC 320 and the impact on disclosures is more fully discussed in Note 5 Investment Securities.

ASC 820 (formerly FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued ASC 820 which affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.   The Corporation adopted the provisions of ASC 820 on April 1, 2009.  Details related to the adoption of ASC 820 and the impact on disclosures is more fully discussed in Note 4 Disclosures About Fair Value of Assets and Liabilities.

Earnings Per Share (EPS)  (formerly FSP EITF 03-6-1), Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities.  In June 2008, the FASB issued ASC 260 which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.  ASC 260 also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method.  ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The provisions of ASC 260 did not have a material impact on its EPS calculation.

ASC 815 (formerly Statement No. 161), Disclosures About Derivative Instruments and Hedging Activities.   In March 2008, the FASB issued ASC 815 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 is effective for fiscal years beginning after November 15, 2008.  The Corporation adopted the provisions of ASC 815 on January 1, 2009.  The required disclosures are included in Note 3 Derivative Financial Instruments.

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

We believe there have been no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Corporation’s business activities are currently limited to one significant business segment, which is community banking. As of September 30, 2009, the Corporation’s financial service affiliates included one nationally chartered bank: First Merchants Bank, National Association (“First Merchants”). First Merchants provides commercial and retail banking services. In addition, the Corporation’s trust company and multi-line insurance company provide trust asset management services and retail and commercial insurance agency services, respectively.

The Corporation received approval from the Office of the Comptroller of the Currency (“OCC”), and completed the merger of three of its subsidiary banks and charters into the Corporation’s single remaining full-service bank charter, First Merchants Bank, National Association, effective at the close of business on Friday, September 25, 2009. First Merchants intends to preserve the brand names of Lafayette Bank and Trust and Commerce National Bank and to continue to do business under those names as divisions of First Merchants. In addition, many of the former bank board members of the non-surviving institutions will continue their affiliation with those divisions and their management and communities in an advisory capacity.

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

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation had a net loss of $6.4 million, or $.30 per common share, for the quarter ended September 30, 2009, compared to net income of $5.7 million, or $.32 per common share, for the quarter ended September 30, 2008. The Corporation’s third quarter contributed to the year-to-date loss of $34.1 million, or $1.62 per common share, down from the prior year net income of $20.4 million or $1.13.

The decline in net income for the quarter was due to a higher-than-normal provision for loan losses of $24 million. The year-to-date provision for loan losses through September 30, 3009, was $96 million compared to $18 million during the first nine months of 2008. The Corporation’s allowance for loan losses, as a percent of total loans, increased to 2.54 percent as of quarter-end from 1.14 percent, as of September 30, 2008, a $52 million increase. The increase in the allowance results from the provision for loan losses exceeding charge-offs by $41 million in the last four quarters coupled with the $10.7 million allowance from the Lincoln acquisition.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS continued

Loan charge-offs were $14.4 million for the quarter. Commercial real estate charge-offs totaled $4.6 million, land and lot development loans totaled $2 million, 1-4 family residential properties totaled $1.5 million, commercial and industrial loans totaled $5.6 million. Non-performing assets plus 90 days delinquent loans were $156 million, or 3.49 percent of total assets at quarter-end.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well capitalized” as discussed in the following CAPITAL section.

Assets decreased by $308 million during the nine months ended September 30, 2009. As net loan balances and cash and cash equivalents declined in 2009 by $340 million and $31 million, respectively, these funds were redeployed in reducing higher cost borrowings by $168 million and brokered CDs by $166 million. Other assets increased during the same period, in part due to increased tax assets, both current and deferred, of $23 million. The increase is a result of the increased provision over charge offs and the current year loss.

Net Interest Income

Net interest income is the primary source of our earnings. It is a function of net interest margin and the level of average earning assets. Net interest margin contracted by 8 basis points from 3.91 percent in the third quarter of 2008 to 3.83 percent in the third quarter of 2009 and earning assets increased by $736 million. The Lincoln acquisition accounted for an increase of $792 million, which has been offset with a decrease in loan receivables due to the current economic conditions. The table below presents our asset yields, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2009 and 2008.

During the nine months ended September 30, 2009, asset yields decreased 93 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 81 basis points, resulting in a 12 basis point (FTE) decrease in net interest income as compared to the same period in 2008.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2009	2008	2009	2008
Annualized net interest income	$155,392	$133,017	$154,375	$128,315
Annualized FTE adjustment	$6,608	$3,661	$5,500	$3,595
Annualized net interest income on a fully taxable equivalent basis	$162,000	$136,678	$159,875	$131,910
Average earning assets	$4,235,718	$3,499,686	$4,305,739	$3,441,884
Interest income (FTE) as a percent of average earning assets	5.56%	6.39%	5.59%	6.52%
Interest expense as a percent of average earning assets	1.73%	2.48%	1.88%	2.69%
Net interest income (FTE) as a percent of average earning assets	3.83%	3.91%	3.71%	3.83%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income increased by $6,463,000 during the third quarter of 2009, compared to the third quarter of 2008. Other-than-temporary impairment costs on pooled trust preferred investments of $1,227,000 offset gains recognized on the sale of investment securities, resulting in a net gain of approximately $3,984,000 during the third quarter of 2009, $5,239,000 higher than the same period in 2008. Net gains and fees on sales of mortgage loans increased $1,349,000 as a result of higher mortgage activity due to current market rates as well as the additional activity resulting from the Lincoln acquisition on December 31, 2008.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS continued

During the first nine months of 2009, non-interest income increased by $11.6 million, or 38.4 percent as compared to the same period in 2008. The sale of investment securities resulted in net gains of approximately $5,407,000, net of other-than-temporary impairment charges of $3,750,000 recognized on pooled trust preferred investments. This was a net increase of $6,576,000 over the same period last year. Net gains and fees on sales of mortgage loans increased $3,146,000, or 160.6 percent, as a result of increased mortgage refinancing activity, increased secondary mortgage sales and the Lincoln acquisition on December 31, 2008. Service charges also increased in 2009 as a result of the acquisition of Lincoln.

Non-Interest Expense

Third quarter non-interest expenses in 2009, compared with the same period in 2008, increased by $11.9 million. FDIC expenses increased $2.9 million due to the Lincoln acquisition as well as rate increases. Expenses related to OREO properties increased $2.7 million and professional services related to credit losses increased approximately $439,000. Salary and benefit expenses increased $2.6 million, primarily due to the December 31, 2008 acquisition of Lincoln. Pre-payment penalties of $1.9 million were realized as FHLB borrowings were reduced during the third quarter of 2009.The Lincoln acquisition has also driven increases in other areas such as premises, equipment and outside data processing expenses.

During the first nine months of 2009, non-interest expense increased by $32.1 million, or 40.2 percent, compared to the same period in 2008. Salary and benefit expenses increased by $10.5 million, which included $7.2 million additional expense related to the December 31, 2008 acquisition of Lincoln, as well as $2.8 million of increased health insurance and retirement plan costs. FDIC expenses increased $6,660,000 due to a special assessment, rate increases and the acquisition of Lincoln. Expenses related to OREO properties, as well as professional services related to credit issues, increased $5.4 million. Pre-payment penalties of $1.9 million were realized as FHLB borrowings were reduced during the third quarter of 2009.Other expenses such as premises, equipment and outside data processing expenses have increased in the nine months ended September 30, 2009, compared to the same period of 2008 due to the Lincoln acquisition.

Income Tax Expense (Benefit)

The income tax benefit for the nine months ended September 30, 2009 was $20,090,000 with an effective tax rate of 39.7%. For the same period in 2008, the income tax expense was $8,121,000 with an effective tax rate of 28.5%. The change was due to the loss experienced by the Corporation during 2009.

CAPITAL

Our regulatory capital continues to exceed regulatory “well capitalized” standards. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains. As of September 30, 2009, the Corporation continues to exceed the regulatory well capitalized targets, as seen in the chart below.

	September 30, 2009	Well-Capitalized
Capital Ratios:
Total Risk-based capital	13.08%	10.00%
Tier 1 risk-based capital	10.44%	6.00%
Tier 1 leverage	8.47%	5.00%

Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

Our GAAP capital ratio, defined as total stockholders’ equity to total assets, equaled 10.63 percent at September 30, 2009 and 8.27 percent at December 31, 2008. When we acquire other companies for stock, GAAP capital increases by the entire amount of the purchase price.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL continued

We believe that all of the above capital ratios are meaningful measurements for evaluating our safety and soundness. Additionally, we believe the following table is also meaningful when considering our performance measures. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2009	2008
Average goodwill	$141,592	$124,403
Average core deposit intangible (CDI)	20,558	11,388
Average deferred tax on CDI	(2,145)	(2,867)
Intangible adjustment	$160,005	$132,924
Average stockholders’ equity (GAAP capital)	$478,542	$349,594
Average cumulative preferred stock issued under the Capital Purchase Program	(91,209)
Intangible adjustment	(160,005)	(132,924)
Average tangible capital	$227,328	$216,670
Average assets	$4,732,389	$3,811,166
Intangible adjustment	(160,005)	(132,924)
Average tangible assets	$4,572,384	$3,678,242
Net income (loss) available to common stockholders	$(34,070)	$20,638
CDI amortization, net of tax	2,322	1,919
Tangible net income (loss) available to common stockholders	$(31,748)	$22,557
Diluted earnings per share	$(1.62)	$1.14
Diluted tangible earnings per share	$(1.51)	$1.24
Return on average GAAP capital	(9.49)%	5.90%
Return on average tangible capital	(18.62)%	10.41%
Return on average assets	(0.96)%	0.54%
Return on average tangible assets	(0.93)%	0.61%

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

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan “watch” list and an ongoing loan review. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified.

Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY/PROVISION FOR LOAN LOSSES continued

At September 30, 2009, non-performing assets, which includes nonaccrual loans, restructured loans, and other real estate owned, plus loans 90-days delinquent, totaled $156,085,000, an increase of $43,969,000 from December 31, 2008 as noted in the table below. Other real estate owned increased $3.3 million from December 31, 2008. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Non-Performing Assets:
Non-accrual loans	$123,290	$87,546
Renegotiated loans	5,595	130
Non-performing loans (NPL)	128,885	87,676
Real estate owned and repossessed assets	21,778	18,458
Non-performing assets (NPA)	150,663	106,134
90+ days delinquent and still accruing	5,422	5,982
NPAS & 90+ days delinquent	$156,085	$112,116
Impaired Loans (includes substandard, doubtful and loss)	$326,614	$206,126

The composition of the non-performing assets and 90-day delinquent loans is in the following table.

(Dollars in thousands)	Commercial & Industrial	Commercial Mortgage	Land and Lot	Agriculture	Total Commercial	Residential Mortgage	Home Equity	Other Consumer	Total Consumer	Total Consumer & Commercial
Loans and loans held for sale	$814,086	$1,107,197	$147,343	$270,233	$2,338,859	$664,294	$216,810	$203,932	$1,085,036	$3,423,895
% of Total	23.8%	32.3%	4.3%	7.9%	68.3%	19.4%	6.3%	6.0%	31.7%
Non-performing assets	$32,732	$58,466	$31,741	$7,570	$130,509	$23,214	$1,800	$562	$25,576	$156,085
Non-performing asset ratio	4.02%	5.28%	21.54%	2.80%	5.58%	3.49%	0.83%	0.28%	2.36%	4.56%

At September 30, 2009, impaired loans totaled $326,614,000, an increase of $120,488,000 from December 31, 2008. At September 30, 2009, an allowance for losses was not deemed necessary for impaired loans totaling $261,231,000, as there was no identified loss on these credits. An allowance of $23,847,000 was recorded for the remaining balance of impaired loans of $65,384,000 and is included in our allowance for loan losses. A loan is deemed impaired when, based on current information or events, it is probable all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. All of our criticized loans, including substandard, doubtful and loss credits, are included in the impaired loan total.

At September 30, 2009, the allowance for loan losses was $86,918,000, an increase of $37,375,000 from year end 2008. As a percent of loans, the allowance was 2.54 percent at September 30, 2009 and 1.33 percent at December 31, 2008. The provision for loan losses for the first nine months of 2009 was $96,156,000, an increase of $78,169,000 from $17,987,000 for the same period in 2008. The increase from the prior year was a result of the increase in non-performing loans. Specific reserves on impaired loans increased from $9.8 million at December 31, 2008 to $23.8 million at September 30, 2009. In addition, there was an adjustment to the allowance acquired with Lincoln Bancorp on December 31, 2008, discussed in NOTE 8. Goodwill, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY/PROVISION FOR LOAN LOSSES continued

Net charge offs for the third quarter of 2009 were $14,440,000. Of this amount, the 5 largest customer charge offs totaled $7.75 million, with $4.2 million being the largest, followed by $1.6 million as the next largest charge off. The distribution of the net charge offs for the first nine months of 2009 is in the following table.

(Dollars in thousands)	Commercial & Industrial	Commercial Mortgage	Land and Lot	Agriculture	Total Commercial	Residential Mortgage	Home Equity	Other Consumer	Total Consumer	Total Consumer & Commercial
Loan and loans held for sale	$814,086	$1,107,197	$147,343	$270,233	$2,338,859	$664,294	$216,810	$203,932	$1,085,036	$3,423,895
% of Total	23.8%	32.3%	4.3%	7.9%	68.3%	19.4%	6.3%	6.0%	31.7%
YTD Net Charge-offs	$30,731	$12,850	$9,242	$393	$53,216	$3,880	$1,181	$2,544	$7,605	$60,821
Net Charge-off ratio*	5.03%	1.55%	8.36%	0.19%	3.03%	0.78%	0.73%	1.66%	0.93%	2.37%
*Annualized based on ending balances

The decline in the value of commercial and residential real estate in our market has negatively impacted the underlying collateral value in our commercial, residential, land development and construction loans. This downturn in the real estate market is expected to continue and management is proactive in evaluating loans collateralized by real estate. Management continues to evaluate commercial borrowers by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, we utilized advances from the Federal Home Loan Bank (“FHLB”) as funding sources. At September 30, 2009, total borrowings from the FHLB were $130,024,000. Our bank subsidiaries have pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2009 was $109,227,000.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $480,284,000 at September 30, 2009, an increase of $20,648,000, or 4.49 percent above December 31, 2008. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $60,000 at September 30, 2009. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The Corporation is a party to that certain Loan and Subordinated Debenture Purchase Agreement, dated as of March 25, 2003, as amended (the “Loan Agreement”), with Bank of America, N.A., as successor to LaSalle Bank National Association (the “Lender”). The $40 million credit facility provided by the Loan Agreement is comprised of the following: (i) a term loan in the principal amount of $5 million (the “Term Loan”), (ii) a revolving line-of-credit in the principal amount of $10 million (the “Revolving Loan”), and (iii) subordinated debt in the principal amount of $25.0 million (the “Subordinated Debt”). Pursuant to the terms of the Loan Agreement, the

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

Revolving Loan matured on August 31, 2009 and the Term Loan and the Subordinated Debt each mature on February 15, 2015. The Term Loan and the Revolving Loan are secured by a pledge of all of the issued and outstanding shares of First Merchants Bank, National Association, a wholly owned subsidiary of the Corporation.

As of September 30, 2009, the Corporation had $5 million in principal outstanding on the Term Loan and $50 million in principal outstanding in Subordinated Debt. The Corporation has made all principal and interest payments on these credit facilities.

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants. A breach of any of these covenants could result in a default under the Loan Agreement. At June 30, 2009 and at September 30, 2009, the Corporation did not comply with one of the financial covenants in the Loan Agreement. Such covenant requires the Corporation to maintain, on an annualized basis, a minimum return on average total assets of at least .35%. As of September 30, 2009, the Corporation’s return on average total assets was (.75)%. On August 21, 2009 and again on November 3, 2009, the Lender provided notice to the Corporation that its noncompliance with the earnings covenant will cause an event of default under the Loan Agreement.

The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, the Lender may (i) declare the outstanding principal amount of the Term Loan and the Revolving Loan (but not the Subordinated Debt) immediately due and payable, and (ii) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral. Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide the Lender with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant.

In its November 3, 2009 notice to the Corporation, the Lender indicated its intention to impose the default rate of interest (3 percent) with respect to the outstanding principal balance of the Term Loan and expressly reserved the right to all other rights and remedies available upon default under the terms of the agreement.

The Corporation and the Lender are currently in discussions regarding the potential resolution of the issues, including a possible waiver of the covenant by the Lender.

In the normal course of business, we are a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

We provide customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at September 30, 2009 are as follows:

(Dollars in thousands)	September 30,
2009
Amounts of commitments:
Loan commitments to extend credit	$693,281
Standby letters of credit	41,764
$735,045

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

In addition to owned banking facilities, we have entered into a number of long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and borrowings at September 30, 2009 are as follows:

(Dollars in thousands)	2009 Remaining	2010	2011	2012	2013	2014 and after	Total
Operating leases	$570	$2,079	$1,953	$1,553	$886	$1,115	$8,156
Federal funds purchased
Securities sold under repurchase agreements	90,795	10,000		14,250		10,000	125,045
Federal Home Loan Bank advances		45,865	18,936	50,745	421	14,057	130,024
Subordinated debentures, revolving credit lines and term loans				78,961		115,826	194,787
Total	$91,365	$57,944	$20,889	$145,509	$1,307	$140,998	$458,012

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK

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

We believe that our liquidity and interest sensitivity position at September 30, 2009, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK continued

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(5)
Three-Year CMT	200	(63)
Five-Year CMT	200	(100)
CD's	200	(84)
FHLB Advances	200	(5)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at September 30, 2009. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations. All results are within the Corporation’s policy limits.

		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$153,309	$164,793	$151,129
Variance from Base		$11,484	$(2,180)
Percent of change from base		7.49%	(1.42)%
Policy limit		(5.00)%	(2.00)%

The comparative rising and falling scenarios below as of December 31, 2008, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

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

		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$144,038	$154,398	$145,606
Variance from Base		$10,359	$1,568
Percent of change from base		7.19%	1.09%
Policy limit		(5.00)%	(2.00)%

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2009, and December 31, 2008. Earning assets decreased by $298,989,000 in the nine months ended September 30, 2009. This decrease was driven by a decline in loans and loans held for sale totaling $302,352,000. Nearly all loan segments declined with the largest declines in construction, residential, and commercial and industrial loans.

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Federal funds sold	$52,828	$66,237
Interest-bearing time deposits	44,312	38,823
Investment securities available for sale	480,284	459,636
Investment securities held to maturity	8,726	22,348
Mortgage loans held for sale	25,173	4,295
Loans	3,398,722	3,721,952
Federal Reserve and Federal Home Loan Bank stock	38,576	34,319
Total	$4,048,621	$4,347,610

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

c. None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

a. None

b. None

FIRST MERCHANTS CORPORATION

FORM 10Q

ITEM 6. EXHIBITS

Exhibit No.:	Description of Exhibit	Form 10-Q No.:
3a	Bylaws of First Merchants Corporation dated October 28, 2009.	38
4.1	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1	First Merchants Corporation Change of Control Agreement with John J. Martin dated July 28, 2009. (Incorporated by reference to registrant’s form 8-K filed on July 28, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	48
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	49
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	50

FIRST MERCHANTS CORPORATION

FORM 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Merchants Corporation

---------------------------

(Registrant)

Date: November 9, 2009	by	/s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	by	/s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION

FORM 10Q

INDEX TO EXHIBITS

INDEX TO EXHIBITS

Exhibit No.:	Description of Exhibit	Form 10-Q No.:
3a	Bylaws of First Merchants Corporation dated October 28, 2009.	38
4.1	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1	First Merchants Corporation Change of Control Agreement with John J. Martin dated July 28, 2009. (Incorporated by reference to registrant’s form 8-K filed on July 28, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	48
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	49
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	50

FIRST MERCHANTS CORPORATION

FORM 10Q

EXHIBIT-3A

FIRST MERCHANTS CORPORATION

FORM 10-Q

BYLAWS OF

FIRST MERCHANTS CORPORATION

Following are the Bylaws of First Merchants Corporation (hereinafter referred to as the “Corporation”), a corporation existing pursuant to the provisions of the Indiana Business Corporation Law (hereinafter referred to as the “Act”), as most recently amended effective as of October 28, 2009:

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

Section 4.           Notice of Meetings. A written or printed notice, stating the place, day and hour of the meeting, and in case of a special meeting, or when required by any other provision of the Act, or of the Articles of Incorporation, as now or hereafter amended, or these Bylaws, the purpose or purposes for which the meeting is called, shall be delivered or mailed by the Secretary, or by the officers or persons calling the meeting, to each shareholder of record entitled by the Articles of Incorporation, as now or hereafter amended, and by the Act to vote at such meeting, at such address as appears upon the records of the Corporation, at least ten (10) days before the date of the meeting. Notice of any such meeting may be waived in writing by any shareholder, if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called, and the time and place thereof. Attendance at any meeting in person, or by proxy, shall constitute a waiver of notice of such meeting. Each shareholder, who has in the manner above provided waived notice of a shareholders’ meeting, or who personally attends a shareholders’ meeting, or is represented thereat by a proxy authorized to appear by an instrument of proxy, shall be conclusively presumed to have been given due notice of such meeting. Notice of any adjourned meeting of shareholders shall not be required to be given if the time and place thereof are announced at the meeting at which the adjournment is taken except as may be expressly required by law.

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

FIRST MERCHANTS CORPORATION

FORM 10Q

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

Section 12.          Committees. The Board of Directors may, by resolution adopted by a majority of the actual number of Directors elected and qualified, from time to time, designate from among its members an Executive Committee and/or one or more other committees.

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

43.

FIRST MERCHANTS CORPORATION

FORM 10Q

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

The Board of Directors may, in its discretion, constitute and appoint other committees to assist in the management and control of the affairs of the Corporation, with responsibilities and powers appropriate to the nature of the several committees and as provided by the Board of Directors in the resolution of appointment or in subsequent resolutions and directives. Such committees may include, but are not limited to, a Nominating and Governance Committee, an Audit Committee, a Compensation and Human Resources Committee, and a Risk and Credit Policy Committee.

No member of any committee appointed by the Board of Directors shall continue to be a member thereof after he or she ceases to be a Director of the Corporation. The calling and holding of meetings of any committee and its method of procedure shall be determined by the Board of Directors or by the committee itself, except as otherwise provided in these Bylaws. To the extent permitted by law, a member of the Board of Directors serving on any such committee shall not be liable for any action taken by such committee if the Director has acted in good faith and in a manner the Director reasonably believed to be in the best interests of the Corporation. A member of a committee may participate in a meeting of the committee by means of a conference telephone or similar communications equipment by which all members participating in the meeting can communicate with each other, and participation by these means constitutes presence in person at the meeting.

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

44.

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

Section 14.          Voting Corporation’s Securities. Unless otherwise ordered by the Board of Directors, the Chairman of the Board, the Chief Executive Officer, the President and the Secretary, and each of them, are appointed attorneys and agents of the Corporation, and shall have full power and authority in the name and on behalf of the Corporation, to attend, to act, and to vote all stock or other securities entitled to be voted at any meetings of security holders of corporations, or associations in which the Corporation may hold securities, in person or by proxy, as a stockholder or otherwise, and at such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such securities, and which as the owner thereof the Corporation might have possessed and exercised, if present, or to consent in writing to any action by any such other corporation or association. The Board of Directors by resolution from time to time may confer like powers upon any other person or persons.

45.

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

The terms “liability” and “expense” shall include, but shall not be limited to, attorneys’ fees and disbursements, amounts of judgments, fines or penalties, and amounts paid in settlement by or on behalf of a Director, officer, employee, or agent, but shall not in any event include any liability or expenses on account of profits realized by such person in the purchase or sale of securities of the Corporation in violation of the law. The termination of any claim, action, suit or proceeding, by judgment, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere, or its equivalent, shall not create a presumption that a Director, officer, employee, or agent did not meet the standards of conduct set forth in this paragraph.

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

46.

FIRST MERCHANTS CORPORATION

FORM 10Q

ARTICLE VIII

Amendments

Except as expressly provided herein or in the Articles of Incorporation, the Board of Directors may make, alter, amend or repeal these Bylaws by an affirmative vote of a majority of the actual number of Directors elected and qualified.

47.

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2009	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

48.

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2009	by: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

49.

FIRST MERCHANTS CORPORATION

FORM 10Q

EXHIBIT-32

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2009	by /s/ Michael C. Rechin
Michael C. Rechin
President and
Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

_____________________________________________________

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2009	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

50.