Form 10-K
period 2009-12-31
FIRST MERCHANTS CORP
filed 2010-03-16
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number 0-17071

FIRST MERCHANTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1544218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Jackson	47305-2814
Muncie, Indiana	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (765)747-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.125 stated value per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate  by  check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $170,747,383 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2009).

As of February 26, 2010 there were 21,407,138 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 5, 2010

FIRST MERCHANTS CORPORATION

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in Thousands, except share data)
2009	2008	2007	2006	2005
Operations2
Net Interest Income Fully Taxable Equivalent (FTE) Basis	$159,068	$133,083	$117,247	$114,076	$114,907
Less Tax Equivalent Adjustment	5,722	3,699	4,127	3,981	3,778
Net Interest Income	153,346	129,384	113,120	110,095	111,129
Provision for Loan Losses	122,176	28,238	8,507	6,258	8,354
Net Interest Income After Provision for Loan Losses	31,170	101,146	104,613	103,837	102,775
Total Other Income	51,201	36,367	40,551	34,613	34,717
Total Other Expenses	151,558	108,792	102,182	96,057	93,957
Income (Loss) Before Income Tax Expense (Benefit)	(69,187)	28,721	42,982	42,393	43,535
Income Tax Expense (Benefit)	(28,424)	8,083	11,343	12,195	13,296
Net Income (Loss)	(40,763)	20,638	31,639	30,198	30,239
Preferred Stock Dividends and Discount Accretion	4,979
Net Income (Loss) Available to Common Stockholders	$(45,742)	$20,638	$31,639	$30,198	$30,239

Per Share Data 1
Basic Net Income (Loss)	$(2.17)	$1.14	$1.73	$1.64	$1.64
Diluted Net Income (Loss)	(2.17)	1.14	1.73	1.64	1.63
Cash Dividends Paid - Common	0.47	0.92	0.92	0.92	0.92
December 31 Book Value - Common	16.55	18.69	18.88	17.75	17.02
December 31 Tangible Book Value – Common	9.25	10.93	11.60	10.52	9.83
December 31 Market Value (Bid Price) - Common	5.94	22.21	27.84	27.19	26.00

Average Balances 2
Total Assets	$4,674,590	$3,811,166	$3,639,772	$3,371,386	$3,179,464
Total Loans 3	3,546,316	3,002,628	2,794,824	2,569,847	2,434,134
Total Deposits	3,603,509	2,902,902	2,752,443	2,568,070	2,418,752
Securities Sold Under Repurchase Agreements (long-term portion)	24,250	34,250	23,813
Total Federal Home Loan Bank Advances	243,105	237,791	259,463	234,629	227,311
Total Subordinated Debentures, Revolving Credit Lines and Term Loans	110,826	107,752	104,680	99,456	106,811
Total Stockholders' Equity	477,148	349,594	330,786	319,519	315,525

Year-End Balances 2
Total Assets	$4,480,952	$4,784,155	$3,782,087	$3,554,870	$3,237,079
Total Loans 3	3,277,824	3,726,247	2,880,578	2,698,014	2,462,337
Total Deposits	3,536,536	3,718,811	2,884,121	2,750,538	2,382,576
Securities Sold Under Repurchase Agreements (long-term portion)	24,250	34,250	34,250
Total Federal Home Loan Bank Advances	129,749	360,217	294,101	242,408	247,865
Total Subordinated Debentures, Revolving Credit Lines and Term Loans	194,790	135,826	115,826	83,956	103,956
Total Stockholders' Equity	463,785	395,903	339,936	327,325	313,396

Financial Ratios2
Return on Average Assets	(0.98)%	0.54%	0.87%	0.90%	0.95%
Return on Average Stockholders' Equity	(9.59)	5.90	9.56	9.45	9.58
Average Earning Assets to Total Assets 2	94.74	72.39	90.15	91.15	90.93
Allowance for Loan Losses as % of Total Loans	2.81	1.33	0.98	0.99	1.02
Dividend Payout Ratio	n/m	4	80.70	53.18	56.10	56.44
Average Stockholders' Equity to Average Assets	10.21	9.17	9.09	9.48	9.92
Tax Equivalent Yield on Earning Assets	5.56	6.44	7.10	6.92	6.26
Cost of Supporting Liabilities	1.82	2.60	3.55	3.21	2.29
Net Interest Margin on Earning Assets	3.74	3.84	3.55	3.71	3.97

1 Restated for all stock dividends and stock splits.
2 On December 31, 2008, the Corporation acquired 100 percent of the outstanding stock of Lincoln Bancorp, the holding company of Lincoln Bank, which was located in Plainfield, Indiana. Lincoln Bank was a state chartered bank with branches in central Indiana. Lincoln Bancorp was merged into the Corporation and in 2009, Lincoln Bank was ultimately merged into First Merchants Bank, National Association, a subsidiary of the Corporation. The Corporation issued approximately 3,040,415 shares of its common stock at a cost of $19.78 per share and approximately $16.8 million in cash to complete the transaction. As a result of the acquisition, the Corporation has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $77,290,000, including investments of $122,093,000; loans of $628,277,000, premises and equipment of $15,624,000; other assets of $86,091,000; deposits of $655,370,000; other liabilities of $136,280,000 and goodwill of $19,813,000. Additionally, core deposit intangibles totaling $12,461,000 were recognized and will be amortized over ten years. The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of December 31, 2008. The purchase accounting adjustments are being amortized over the life of the respective asset or liability.
3 Includes loans held for sale.
4 Not meaningful.

FORWARD-LOOKING STATEMENTS

First Merchants Corporation (the “Corporation”) from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with The Securities and Exchange Commission, such as Form 10-K and Form 10-Q, in other written materials and oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”, “expect” and similar expressions or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions. These forward-looking statements include:

•	statements of the Corporation’s goals, intentions and expectations;
•	statements regarding the Corporation’s business plan and growth strategies;
•	statements regarding the asset quality of the Corporation’s loan and investment portfolios; and
•	estimates of the Corporation’s risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, those discussed in Item 1A, “RISK FACTORS”.

Because of these and other uncertainties, the Corporation’s actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Corporation’s past results of operations do not necessarily indicate its future results.

PART I: ITEM 1. BUSINESS

PART I

Item 1. BUSINESS

GENERAL

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full service bank charter, First Merchants Bank, National Association (“the Bank”), which includes eighty banking locations in twenty-three Indiana and three Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

The Bank services the following Indiana counties: Adams, Brown, Carroll, Clinton, Delaware, Fayette, Hamilton, Hendricks, Henry, Howard, Jasper, Jay, Johnson, Madison, Miami, Montgomery, Morgan, Randolph, Tippecanoe, Union, Wabash, Wayne and White counties. Ohio counties include Butler, Franklin and Hamilton.

The Corporation also operates First Merchants Trust Company, National Association (the “Trust Company”), a trust and asset management services company. The Corporation also operates First Merchants Insurance Group, Inc., a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana.

Through the Bank and the Trust Company, the Corporation offers a broad range of financial services, including  accepting time, savings and demand deposits; making consumer, commercial, agri-business and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; providing full-service brokerage; and providing other corporate services, letters of credit and repurchase agreements.

In addition, the Corporation operates First Merchants Reinsurance Co. Ltd. (“FMRC”), a small life reinsurance company whose primary business includes short-duration contracts of credit life and accidental and health insurance policies and debt cancellation contracts. Such policies and contracts are purchased by the Corporation’s bank customers to cover the amount of debt incurred by the insured. No policies are issued for loans other than those originated by the Bank. FMRC limits its self-insurance risk to the first $15,000 of exposure under each credit life policy and $350 per month on each accident and health policy. FMRC maintains the same standard for its debt cancellation contracts. FMRC also issues guaranteed asset protection contracts, which are limited to the amount of the loan on these guaranteed asset protection contracts and are issued on loans up to a maximum of $50,000. The total self-insurance exposure for all contracts as of December 31, 2009 totaled $15.8 million.

During 2009, the Corporation completed two charter consolidations of affiliate banks. On April 17, 2009 the consolidation of the Lincoln Bank charter into First Merchants Bank of Central Indiana, National Association, was complete and on September 25, 2009, the Corporation completed the merger of three of its subsidiary banks and charters into the single remaining full service bank charter. The three merged charters were First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank.

All inter-company transactions are eliminated during the preparation of consolidated financial statements.

As of December 31, 2009, the Corporation had consolidated assets of $4.5 billion, consolidated deposits of $3.5 billion and stockholders’ equity of $464 million.  As of December 31, 2009, the Corporation and its subsidiaries had 1,207 full-time equivalent employees.

AVAILABLE INFORMATION

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at www.firstmerchants.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These documents can also be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. SEC filings are also available to the public at the Securities and Exchange Commission’s website at http://www.sec.gov. Additionally, the Corporation will also provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Cynthia Holaday, Shareholder Relations Officer, First Merchants Corporation, P.O. Box 792, Muncie, IN 47308-0792.

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

COMPETITION

The Bank is located in Indiana and Ohio counties where other financial services companies provide similar banking services. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the Bank competes vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas.

PART I: ITEM 1. BUSINESS

REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES

BANK HOLDING COMPANY REGULATION

The Corporation is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to the Bank. Thus, it is the policy of the Federal Reserve that a bank holding company should stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” (as defined in the FDICIA section of this Form 10-K) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

The BHC Act requires the Corporation to obtain the prior approval of the Federal Reserve before:

•
acquiring direct or indirect control or ownership of any voting shares of any bank or bank holding company if, after such acquisition the bank holding company will directly or indirectly own or control more than 5 percent of the voting shares of the bank or bank holding company;

•	merging or consolidating with another bank holding company; or
•	acquiring substantially all of the assets of any bank.

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

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

The BHC Act does not place territorial restrictions on such non-banking related activities. The Corporation is required to comply with the Federal Reserve’s risk-based capital guidelines. These guidelines require a minimum ratio of capital to risk-weighted assets of 8 percent (including certain off-balance sheet activities such as standby letters of credit). At least half of the total required capital must be “Tier 1 capital,” consisting principally of stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder may consist of a limited amount of subordinate debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance.

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

The following are the Corporation’s regulatory capital ratios as of December 31, 2009:

	Corporation	Regulatory Minimum Requirement
Tier 1 Capital: (to Risk-weighted Assets)	10.32%	4.00%

Total Capital:	13.04%	8.00%

BANK REGULATION

The Bank and the Trust Company are national banks and are supervised, regulated and examined by the Office of the Comptroller of the Currency (the “OCC”). The OCC has the authority to issue cease-and-desist orders if it determines that activities of the bank regularly represent an unsafe and unsound banking practice or a violation of law. Federal law extensively regulates various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

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

PART I: ITEM 1. BUSINESS

BANK CAPITAL REQUIREMENTS continued

Like the capital guidelines established by the Federal Reserve, these guidelines divide a bank’s capital into tiers. Banks are required to maintain a total risk-based capital ratio of 8 percent. The OCC may, however, set higher capital requirements when a bank’s particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

The Bank and the Trust Company exceeded the minimum risk-based capital guidelines of the OCC as of December 31, 2009.

FDIC IMPROVEMENT ACT OF 1991

The FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks, which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA.

“Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan is required to be guaranteed by the bank’s parent holding company. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. “Significantly undercapitalized” banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator.

As of December 31, 2009, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the OCC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

RECENT LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES

Troubled Asset Relief Program; Capital Purchase Program

Congress, The United States Department of the Treasury (“Treasury”) and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  The EESA authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Treasury has allocated $250 billion towards the TARP Capital Purchase Program.  Under the TARP Capital Purchase Program, Treasury will purchase debt or equity securities from participating institutions.  TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the TARP Capital Purchase Program are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On February 20, 2009, as part of the TARP Capital Purchase Program, the Corporation entered into a Letter Agreement incorporating the Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”) with Treasury, pursuant to which the Corporation sold (i) 116,000 shares of First Merchants’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and (ii) a warrant (“Series A Warrant”) to purchase 991,453 shares of First Merchants’ common stock, $.125 stated value per share, for an aggregate purchase price of $116 million in cash.

The Series A Preferred Stock will qualify as Tier I Capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed by the Corporation after three years.  Prior to the end of the three years, the Series A Preferred Stock may be redeemed by the Corporation only with proceeds from the sale of qualifying equity securities of the Corporation.  The Series A Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $17.55 per share of common stock.  Please see the Form 8-K filed by the Corporation on February 23, 2009, for additional information.

Deposit Insurance

The Bank is insured up to regulatory limits by the FDIC; and, accordingly, is subject to deposit insurance assessments to maintain the Deposit Insurance Fund administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of four risk categories based on (i) the bank’s capital evaluation, and (ii) supervisory evaluations provided to the FDIC by the bank’s primary federal regulator. Each insured bank’s annual assessment rate is then determined by the risk category in which it is classified by the FDIC.

PART I: ITEM 1. BUSINESS

RECENT LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES

Deposit Insurance continued

Under EESA, FDIC deposit insurance on most accounts is temporarily increased from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

Temporary Liquidity Guarantee Program

Following a systemic risk determination, on October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Prior to December 31, 2009, institutions participating in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. After December 31, 2009, those institutions that have not opted out of the TAGP extension will be charged an assessment rate ranging from 15 to 25 basis points, depending on the institution’s risk category.

The Bank intends to continue in the TAGP program through at least June 30, 2010.

The TLGP also included the Debt Guarantee Program (“DGP”), under which the FDIC guaranteed certain senior unsecured debt of FDIC-insured institutions and their holding companies. The guarantee is effective through the earlier of the maturity date or June 30, 2012. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and the DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. On March 17, 2009, the FDIC extended the DGP to June 30, 2009 from the original expiration date of April 30, 2009. In addition, beginning in the second quarter of 2009, the FDIC determined to impose a surcharge on debt issued under the DGP with a maturity of one-year or more.

On March 31, 2009, the Bank completed the issuance and sale of an aggregate of $79,000,000 of 2.625% Senior Notes due March 30, 2012 (the "Notes") through a pooled offering under the DGP.  Including the FDIC fee, underwriting, legal and accounting expenses the effective rate will be 3.812%. The Notes are issued by the Bank and are not obligations of, or guaranteed by, the Corporation.  In connection with the terms of the TLGP, the Bank entered into a Master Agreement with the FDIC on January 16, 2009. The Master Agreement contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the FDIC’s Temporary Liquidity Guarantee Program.

DIVIDEND LIMITATIONS

National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2009, the Corporation’s affiliates (including the Bank and other affiliates) had a total of $11,279,000 retained net profits available for 2010 dividends to the Corporation without prior regulatory approval.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and received a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 76 basis points over certain prevailing market rates or (b) offering “pass through” deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors.

INTERSTATE BANKING AND BRANCHING

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”), subject to certain concentration limits, required regulatory approvals and other requirements, (i) financial holding companies such as the Corporation are permitted to acquire banks and bank holding companies located in any state; (ii) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (iii) banks are permitted to acquire branch offices outside their home states by merging with out-of-state  banks, purchasing  branches in other states, and establishing de novo branch offices in other states.

FINANCIAL SERVICES MODERNIZATION ACT

The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the existing BHC Act. Under this legislation, bank holding companies would be permitted to conduct essentially unlimited securities and insurance activities as well as other activities determined by the Federal Reserve Board to be financial in nature or related to financial services. As a result, the Corporation is able to provide securities and insurance services. Furthermore, under this legislation, the Corporation is able to acquire, or be acquired, by brokerage and securities firms and insurance underwriters. In addition, the Financial Services Modernization Act broadens the activities that may be conducted by national banks through the formation of financial subsidiaries. Finally, the Financial Services Modernization
Act modifies the laws governing the implementation of the Community Reinvestment Act and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

PART I: ITEM 1. BUSINESS

FINANCIAL SERVICES MODERNIZATION ACT continued

A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also effective March 11, 2000, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Federal Reserve Bank of Chicago approved the Corporation’s application to become a Financial Holding Company effective September 13, 2000.

USA PATRIOT ACT

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Act”). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements were issued in 2002. These regulations required minimum standards to verify customer identity, encouraged cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibited the anonymous use of “concentration accounts,” and required all covered financial institutions to have in place an anti-money laundering compliance program.

The Act also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

THE SARBANES-OXLEY ACT

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);
•	independence requirements for audit committee members;
•	independence requirements for company auditors;
•	certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;
•
the forfeiture by the chief executive officer and chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve-month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;
•	two-business day filing requirements for insiders filing Form 4s;
•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;
•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;
•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;
•	the formation of a public accounting oversight board; and
•	various increased criminal penalties for violations of securities laws.

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

ADDITIONAL MATTERS

The Corporation and the Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices. It also restricts the types of collateral security permitted in connection with the bank’s extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated parties.

In addition to the matters discussed above, the Bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

PART I: ITEM 1. BUSINESS

ADDITIONAL MATTERS continued

The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate on financial institution borrowings, varying reserve requirements against financial institution deposits, and restricting certain borrowings by financial institutions and their subsidiaries. The monetary policies of the Federal Reserve have had a significant effect on the operating results of the Bank in the past and are expected to continue to do so in the future.

Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Corporation and the Bank in particular would be affected.

For example, during the fourth quarter of 2009, the U.S. House of Representatives approved the Wall Street Reform and Consumer Protection Act of 2009 (“H.R. 4173”). As adopted, H.R. 4173 would potentially impact many aspects of the Corporation’s structure and operations. Examples of some of the changes proposed in the H.R. 4173 include (i) amendments to the Federal Deposit Insurance Act to establish deposit assessments on total assets less tangible equity, rather than total deposits; (ii) provisions providing shareholders of public companies to have a non-binding “say on pay” vote; and (iii) the creation of a new federal regulator, the Consumer Financial Protection Agency, with enforcement authority for many of the consumer protection aspects of current statutes and regulations.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

PART I: ITEM 1. BUSINESS

STATISTICAL DATA

The following tables set forth statistical data on the Corporation and its subsidiaries.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table:

(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
	2009			2008			2007
Assets:
Federal Funds Sold	$78,641	$118	0.2%	$2,604	$28	1.1%	$3,308	$172	5.2%
Interest-bearing Deposits	77,237	366	0.5	22,576	755	3.3	10,580	582	5.5
Federal Reserve and Federal Home Loan Bank Stock	35,487	1,379	3.9	25,425	1,391	5.5	24,221	1,299	5.4
Securities:1
Taxable	279,130	12,335	4.4	259,013	12,046	4.7	300,854	13,744	4.6
Tax-Exempt2	228,323	14,750	6.5	151,231	9,010	6.0	175,152	10,074	5.8
Total Securities	507,453	27,085	5.3	410,244	21,056	5.1	476,006	23,818	5.0
Mortgage Loans Held for Sale	14,220	854	6.0	3,614	268	7.4	6,107	549	9.0
Loans:3
Commercial	2,605,060	150,096	5.8	2,248,255	149,988	6.7	1,955,750	151,158	7.7
Real Estate Mortgage	446,965	26,176	5.9	355,540	22,357	6.3	412,008	26,288	6.4
Installment	458,726	28,490	6.2	371,813	25,771	6.9	400,191	29,276	7.3
Tax-Exempt[2]	21,345	1,597	7.5	23,406	1,558	6.7	20,768	1,718	8.3
Total Loans	3,546,316	207,213	5.8	3,002,628	199,942	6.7	2,794,824	208,989	7.5
Total Earning Assets	4,245,134	236,161	5.6	3,463,477	223,172	6.4	3,308,939	234,860	7.1
Net Unrealized Gain (Loss) on Securities Available for Sale	922			1,383			(3,624)
Allowance for Loan Losses	(71,909)			(32,383)			(27,495)
Cash and Due from Banks	72,118			75,553			64,571
Premises and Equipment	58,559			44,601			43,945
Other Assets	369,766			258,535			253,436
Total Assets	$4,674,590			$3,811,166			$3,639,772
Liabilities:
Interest-bearing Deposits:
NOW Accounts	$699,738	$3,606	0.5%	$527,993	$5,526	1.0%	$490,908	$11,034	2.2%
Money Market Deposit Accounts	431,534	3,550	0.8	276,579	3,954	1.4	246,706	7,648	3.1
Savings Deposits	301,261	1,219	0.4	274,320	2,075	0.8	264,134	4,604	1.7
Certificates and Other Time Deposits	1,686,844	50,016	3.0	1,445,843	56,026	3.9	1,407,151	66,635	4.7
Total Interest-bearing Deposits	3,119,377	58,391	1.9	2,524,735	67,581	2.7	2,408,899	89,921	3.7
Borrowings	567,607	18,702	3.3	528,397	22,508	4.3	515,562	27,692	5.4
Total Interest-bearing Liabilities	3,686,984	77,093	2.1	3,053,132	90,089	3.0	2,924,461	117,613	4.0
Noninterest-bearing Deposits	484,132			378,167			343,544
Other Liabilities	26,326			30,273			40,981
Total Liabilities	4,197,442			3,461,572			3,308,986
Stockholders' Equity	477,148			349,594			330,786
Total Liabilities and Stockholders' Equity	$4,674,590	77,093	1.8	$3,811,166	90,089	2.6	$3,639,772	117,613	3.6
Net Interest Income		$159,068			$133,083			$117,247
Net Interest Margin			3.7%			3.8%			3.5%

1 Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

2 Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35% for 2009, 2008 and 2007. These totals equal $5,722, $3,699 and $4,127, respectively.

3 Nonaccruing loans have been included in the average balances.

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

(Dollars in Thousands on Fully Taxable Equivalent Basis)	2009 Compared to 2008 Increase (Decrease) Due To			2008 Compared to 2007 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Federal Funds Sold	$134	$(44)	$90	$(30)	$(114)	$(144)
Interest-bearing Deposits	670	(1,059)	(389)	468	(295)	173
Federal Reserve and Federal Home Loan Bank Stock	458	(470)	(12)	65	27	92
Securities	5,160	869	6,029	(3,362)	599	(2,763)
Mortgage Loans Held for Sale	646	(60)	586	(197)	(84)	(281)
Loans	32,919	(26,234)	6,685	15,017	(23,782)	(8,765)
Totals	39,987	(26,998)	12,989	11,961	(23,649)	(11,688)
Interest Expense:
NOW Accounts	1,441	(3,361)	(1,920)	778	(6,286)	(5,508)
Money Market Deposit Accounts	1,680	(2,084)	(404)	835	(4,529)	(3,694)
Savings Deposits	187	(1,043)	(856)	171	(2,700)	(2,529)
Certificates and other Time Deposits	8,428	(14,438)	(6,010)	1,788	(12,397)	(10,609)
Borrowings	1,577	(5,383)	(3,806)	674	(5,858)	(5,184)
Totals	13,313	(26,309)	(12,996)	4,246	(31,770)	(27,524)
Change in Net Interest Income (Fully Taxable Equivalent Basis)	$26,674	$(689)	$25,985	$7,715	$8,121	$15,836
Tax Equivalent Adjustment Using Marginal Rate of 35% for 2009, 2008, and 2007			(2,023)			428
Change in Net Interest Income			$23,962			$16,264

INVESTMENT SECURITIES

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interest, including certain non-agency mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10.

In determining OTTI under ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs under either model, the amount of OTTI recognized in earnings depends on whether the Corporation intends to sell the security or it is more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss. If the intent is to sell or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date. If the intent is not to sell the security and it is not more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis less any recognized credit loss, the OTTI has been separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors has been recognized in other comprehensive income, net of applicable income taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment as of December 31, 2009.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. Such investments have a remaining amortized cost of $9.6 million and a fair value of $5.2 million which is only one percent of the Corporation’s entire investment portfolio.  On all but one pool investment, the Corporation utilized broker quotes to determine their fair value.

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

Management reviewed all eleven trust preferred pool securities and one single issuer security for OTTI related to credit losses using a cash flow analysis of the present value of cash flows expected to be collected.  These cash flow analyses included forecasted loss rates applied at an individual security level based upon the characteristics of that individual security.  As a result of the cash flow modeling during 2009, four of the trust preferred pool securities were written off and five of the seven remaining securities were partially impaired as a result of expected credit losses. Of these five partially impaired securities, remaining book values represent between 36% and 81% of par value.  Discount rates used in the cash flow analyses on these variable rate securities were those margins in effect at the inception of the security added to the appropriate three-month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. These spreads ranged from .85% to 1.57% spread over LIBOR.

The Corporation utilizes a third party for portfolio accounting services, including market value input.  The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor was classifying these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable the classifications are proper.  The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or losses resulting from the sale of certain securities have proven the data to be accurate over time.

See additional information regarding the analysis of the investment portfolio in NOTE 4. Investment Securities, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
U.S. Government-sponsored Agency Securities	$4,350	$56		$4,406
State and Municipal	236,933	9,307	$9	246,231
Mortgage-backed Securities	154,488	2,321	831	155,978
Corporate Obligations	9,585	310	4,733	5,162
Equity Securities	1,830			1,830
Total available for sale	407,186	11,994	5,573	413,607
Held to maturity at December 31, 2009
State and Municipal	15,990	327	13	16,304
Mortgage-backed Securities	133,520		2,488	131,032
Total held to maturity	149,510	327	2,501	147,336
Total Investment Securities	$556,696	$12,321	$8,074	$560,943

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2008
U.S. Government-sponsored Agency Securities	$15,451	$218		$15,669
State and Municipal	156,426	3,220	$107	159,539
Mortgage-backed Securities	265,820	4,472	215	270,077
Corporate Obligations	19,822		8,978	10,844
Equity Securities	3,507			3,507
Total available for sale	461,026	7,910	9,300	459,636
Held to maturity at December 31, 2008
U.S. Treasury	11,675		1	11,674
State and Municipal	10,666	93	264	10,495
Mortgage-backed Securities	7			7
Total held to maturity	22,348	93	265	22,176
Total Investment Securities	$483,374	$8,003	$9,565	$481,812

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2007
U.S. Treasury	$1,501	$18		$1,519
U.S. Government-sponsored Agency Securities	67,793	240	$98	67,935
State and Municipal	150,744	2,324	156	152,912
Mortgage-backed Securities	199,591	1,654	1,444	199,801
Corporate Obligations	13,740		1,294	12,446
Equity Securities	6,835		612	6,223
Total available for sale	440,204	4,236	3,604	440,836
Held to maturity at December 31, 2007
State and Municipal	10,317	237	298	10,256
Mortgage-backed Securities	14			14
Total held to maturity	10,331	237	298	10,270
Total Investment Securities	$450,535	$4,473	$3,902	$451,106

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

	2009		2008		2007
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Reserve and Federal Home Loan Bank Stock at December 31:
Federal Reserve Bank Stock	$13,432	6.0%	$9,276	6.0%	$9,223	6.0%
Federal Home Loan Bank Stock	25,144	2.5%	25,043	4.3	16,027	4.3
Total	$38,576	3.7%	$34,319	4.7%	$25,250	4.9%

Federal Reserve and Federal Home Loan Bank stock have been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continues to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2009, 2008 or 2007 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2009 were:

Securities available for sale December 31, 2009	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield1	Amount	Yield1	Amount	Yield1
U.S. Government-sponsored Agency Securities			$4,307	2.47%	$99	4.75%
State and Municipal	$21,888	5.39%	34,739	6.14%	32,859	6.46%
Corporate Obligations	31	0.00%
Total	$21,919	5.38%	$39,046	5.73%	$32,958	6.45%

	Due After Ten Years		Equity and Mortgage - Backed Securities		Total
	Amount	Yield1	Amount	Yield1	Amount	Yield1
U.S. Government-sponsored Agency Securities					$4,406	2.52%
State and Municipal	$156,745	6.58%			246,231	6.40%
Equity Securities			$1,830	6.80%	1,830	6.80%
Corporate Obligations	5,131	4.89%			5,162	4.86%
Mortgage-backed Securities			155,978	4.02%	155,978	4.02%
Total	$161,876	6.53%	$157,808	4.05%	$413,607	5.44%

Securities held to maturity at December 31, 2009	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield1	Amount	Yield1	Amount	Yield1
State and Municipal	$7,334	5.60%	$525	6.66%	$3,490	6.05%
Total	$7,334	5.60%	$525	6.66%	$3,490	6.05%

	Due After Ten Years		Equity and Mortgage - Backed Securities		Total
	Amount	Yield1	Amount	Yield1	Amount	Yield1
State and Municipal	$4,641	8.20%			$15,990	6.49%
Mortgage-backed Securities			$133,520	3.37%	133,520	3.37%
Total	$4,641	8.20%	$133,520	3.37%	$149,510	3.70%

1 Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% tax rate.

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

(Dollars in Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment Securities at December 31, 2009:
State and Municipal	$7,813	$(20)	$138	$(2)	$7,951	$(22)
Mortgage-backed Securities	171,779	(3,319)			171,779	(3,319)
Corporate Obligations	1,125	(656)	1,183	(4,077)	2,308	(4,733)
Equity Securities
Total Temporarily Impaired Investment Securities	$180,717	$(3,995)	$1,321	$(4,079)	$182,038	$(8,074)

(Dollars in Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment Securities at December 31, 2008:
U.S. Treasury	$11,374	$(1)			$11,374	$(1)
State and Municipal	10,274	(124)	$3,582	$(247)	13,856	(371)
Mortgage-backed Securities	13,315	(47)	11,755	(168)	25,070	(215)
Corporate Obligations	7,302	(69)	2,741	(8,909)	10,043	(8,978)
Total Temporarily Impaired Investment Securities	$42,265	$(241)	$18,078	$(9,324)	$60,343	$(9,565)
LOAN PORTFOLIO

The following table shows the composition of the Corporation’s loan portfolio for the years indicated:

(Dollars in Thousands)	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and Industrial Loans	$675,860	20.7%	$904,646	24.3%	$662,701	23.0%	$537,305	20.0%	$461,102	18.8%
Agricultural Production Financing and Other Loans to Farmers	121,031	3.7%	135,099	3.6%	114,324	4.0%	100,098	3.7%	95,130	3.9%
Real Estate Loans:
Construction	158,725	4.9%	252,487	6.8%	165,425	5.8%	169,491	6.3%	174,783	7.1%
Commercial and Farmland	1,254,115	38.4%	1,202,372	32.3%	947,234	32.9%	861,429	32.0%	734,865	29.9%
Residential	841,584	25.7%	956,245	25.7%	744,627	25.9%	749,921	27.9%	751,217	30.6%
Individuals' Loans for Household and Other Personal Expenditures	154,132	4.7%	201,632	5.4%	187,880	6.5%	223,504	8.3%	200,139	8.1%
Tax-exempt Loans	22,049	0.7%	28,070	0.8%	16,423	0.6%	14,423	0.5%	8,263	0.3%
Lease Financing Receivables, Net of Unearned Income	7,135	0.2%	8,996	0.2%	8,351	0.3%	8,010	0.3%	8,713	0.4%
Other Loans	35,157	1.0%	32,405	0.9%	29,878	1.0%	28,420	1.0%	23,215	0.9%
	3,269,788	100.0%	3,721,952	100.0%	2,876,843	100.0%	2,692,601	100.0%	2,457,427	100.0%
Allowance for Loan Losses	(92,131)		(49,543)		(28,228)		(26,540)		(25,188)
Total Loans	$3,177,657		$3,672,409		$2,848,615		$2,666,061		$2,432,239

Residential Real Estate Loans Held for Sale at December 31, 2009, 2008, 2007, 2006 and 2005 were $8,036,000, $4,295,000, $3,735,000, $5,413,000 and $4,910,000 respectively.

Overview- In 2009, loans decreased $452,164,000, or 12.1 percent.  During 2009, continued real estate value declines and economic stress impacted the commercial and real estate portfolios where the Corporation experienced higher levels of losses.  Broad-based economic pressures, including reductions in spending by consumers and businesses, have also impacted other credit quality indicators, such as delinquency, non-accruing loans and charge offs.  The decline in loan balances in 2009 was also a result of businesses aggressively managing their working capital and production capacity by maintaining lower inventories and deferring capital spending.  Lastly, risk mitigation strategies along with the exit of non-core portfolios further contributed to the decline in outstanding loan balances.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial, commercial real estate and residential real estate loans. Commercial and industrial loans made up 20.7 percent and 24.3 percent of total loans at December 31, 2009 and 2008. Commercial real estate loans made up 38.4 percent and 32.3 percent of total loans and residential real estate loans made up 25.7 percent of total loans at December 31, 2009 and 2008, respectively.   The Bank generates loans from customers primarily in central Indiana and Butler, Franklin and Hamilton counties in Ohio.

PART I: ITEM 1. BUSINESS

LOAN PORTFOLIO continued

In 2008, loans increased $845,109,000, or 29.4 percent, primarily due to the acquisition of Lincoln Bancorp with loans of $636,956,000 at December 31, 2008.  In addition, year-end total loans increased $184,242,000, or 6.8 percent during 2007 compared to 2006 and increased $235,174,000, or 9.6 percent, during 2006 compared to 2005.

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2009. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

(Dollars in thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and Industrial Loans	$332,982	$254,514	$88,364	$675,860
Agricultural Production Financing and Other Loans to Farmers	85,348	32,321	3,362	121,031
Real Estate - Construction	113,346	38,424	6,955	158,725
Real Estate - Commercial and Farmland	399,072	662,871	192,172	1,254,115
Tax-exempt Loans	4,279	8,135	9,635	22,049
Other Loans	12,951	20,107	2,099	35,157
Total	$947,978	$1,016,372	$302,587	$2,266,937

(Dollars in thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans Maturing After One Year with:
Fixed Rate	$427,368	$280,335
Variable Rate	589,004	22,252
Total	$1,016,372	$302,587

LOAN ADMINISTRATION

Primary responsibility and accountability for lending activities rests with the Bank. Loan personnel at the Bank have the authority to extend credit under guidelines approved by the Bank’s Board of Directors. Corporate and regional loan committees serve as the vehicles for communication and for the pooling of knowledge, judgment and experience. These committees provide valuable input to lending personnel, act as an approval body, and monitor the overall quality of the Bank’s loan portfolio.  As part of its function of assisting the Corporation’s Board of Directors in assuring the effective management of the Corporation’s enterprise-wide risk, both internal and external, the Risk and Credit Policy Committee of the Board of Directors oversees the lending policies and procedures.  The Corporation also maintains a loan grading and review program for the Bank, which includes quarterly reviews of problem loans, delinquencies and charge offs. The purpose of this program is to evaluate loan administration, credit quality, and the adequacy of the allowance for loan losses.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Bank’s management examines historical, current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed.

Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Commercial and industrial loans decreased $228,786,000, or 25.3 percent from $904,646,000 at December 31, 2008 to $675,860,000 at December 31, 2009.

Commercial real estate loans are underwritten giving consideration to the loan purpose and are subject to the same underwriting standards and processes as all other commercial loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  Management monitors and evaluates commercial real estate loans based on risk grade criteria. Commercial real estate loans increased $51,743,000, or 4.3 percent from $1,202,372,000 at December 31, 2008 to $1,254,115,000 at December 31, 2009.

With respect to construction loans to developers and builders that are secured by non-owner occupied properties that the Bank may originate from time to time, borrowers are generally required to have had an existing relationship and have a proven record of success. Construction loans are underwritten utilizing independent appraisal reviews and financial analysis of the developers and property owners.  Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans, due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real

PART I: ITEM 1. BUSINESS

LOAN ADMINISTRATION continued

property, general economic conditions and the availability of long-term financing.  Construction loans totaled $158,725,000 at December 31, 2009, a decrease of $93,762,000, or 37.1 percent from December 31, 2008.

The Bank also originates residential real estate loans. To monitor and manage loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. Strong policies and procedures, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards are heavily influenced by statutory requirements.  Residential real estate loans totaled $841,584,000 at December 31, 2009, a decrease of $114,661,000, or 12.0 percent, from December 31, 2008.

Industry Concentrations As of December 31, 2009, the only concentration, as segregated by North American Industry Classification System (“NAICS code”), of commercial loans within a single industry in excess of 10% of total loans was Lessors of Nonresidential Buildings at 12%.

Large Credit Relationships In the ordinary course of business, the Bank originates and maintains large credit relationships with various commercial customers. The Bank considers large credit relationships to be those with commitments equal to or in excess of $10.0 million, excluding treasury management lines exposure, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $10.0 million. Even though large credit relationships are greater than $10.0 million, the Corporation requires the Corporate Loan Committee’s approval for all credit relationships greater than $5.0 million.  The following table provides additional information on the Bank’s large credit relationships outstanding at December 31.

	December 31, 2009			December 31, 2008
(Dollars in thousands)	Number of relationships	Committed	Outstanding	Number of relationships	Committed	Outstanding
Large credit relationships:
$20.0 million and greater	2	$48,435	$27,135	2	$55,688	$25,262
$10.0 million and greater	19	236,273	185,291	15	196,571	135,567
	21	$284,708	$212,426	17	$252,259	$160,829
Average Balances		$13,558	$10,116		$14,839	$9,461

CREDIT RISK MANAGEMENT

The economic recession deepened in the first half of 2009, but showed signs of stabilization and possible improvement late in the year.  During 2009, financial institution customers, including those of the Corporation, felt the depth and breadth of the increased financial stress primarily in the form of new and or extended unemployment.  As a result, real estate prices declined for much of 2009 as both consumer and business spending was further reduced.  In addition, turmoil in some sectors of the financial markets continued to negatively impact both the consumer and commercial loan portfolios.

During the year ended December 31, 2009, these conditions drove increases in net charge offs and nonperforming assets, as well as higher commercial loan reserves. Although the Corporation expects continued economic uncertainty in 2010, the depth, breadth and duration of the downturn, as well as the resulting impacts on the credit quality of the portfolios remain unclear. While the Corporation believes its credit policies, underwriting and loan review procedures are appropriate for the various kinds of loans it makes, the Corporation’s results of operations and financial condition could be adversely affected if the quality of the loan portfolio deteriorates.

To mitigate the risk of loan quality deterioration and losses in the commercial businesses, the Corporation has increased the frequency and intensity of portfolio monitoring and efforts in managing the exposure when signs of deterioration are visible. Lines of business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. It is the practice of the lenders to transfer the management of deteriorating commercial exposures to independent Special Assets officers as a credit approaches Criticized levels. Experience has shown that this discipline generates an objective assessment of the borrower’s financial health and the value of the exposure and maximizes the recovery upon resolution.

As part of the ongoing risk mitigation and client support initiatives, and where it is determined to give the maximum repayment potential, the Corporation has been working with loan borrowers to modify their loans to terms that better align with their current ability to pay. Under certain circumstances, these relationships are identified as troubled debt restructurings (renegotiated loans), which are modifications where an economic concession has been granted to the borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain renegotiated loans are classified as nonperforming at the time of restructure and are not returned to performing status until the customer reestablishes their ability to repay under the modified terms.  At December 31, 2009 and 2008, renegotiated loans totaled $8,833,000 and $130,000 respectively.

In addition, a number of initiatives have also been implemented in the small business commercial portfolio, including changes to underwriting thresholds augmented by a decision making process by experienced underwriters, including increasing minimum FICO scores and lowering initial line assignments. There have also been increases in the intensity of the existing customer line management strategies.

Management continues to refine credit standards to meet the changing economic environment. In the consumer businesses, a number of initiatives to mitigate losses have been implemented. These include increased use of judgmental lending and adjustment of underwriting standards. Additionally, the Bank has increased collections, loan modification and customer assistance infrastructures to enhance customer support. To help homeowners avoid foreclosure, the Bank has provided rate relief or agreed to other modifications.

PART I: ITEM 1. BUSINESS

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and impaired loans for the years indicated:

	December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005
Non-Performing Assets:
Non-accrual loans	$118,409	$87,546	$29,031	$17,926	$10,030
Renegotiated loans	8,833	130	145	84	310
Non-performing loans (NPL)	127,242	87,676	29,176	18,010	10,340
Real estate owned and repossessed assets	14,879	18,458	2,573	2,159	2,836
Non-performing assets (NPA)	142,121	106,134	31,749	20,169	13,176
90+ days delinquent and still accruing	3,967	5,982	3,578	2,870	3,965
NPAS & 90+ days delinquent	$146,088	$112,116	$35,327	$23,039	$17,141
Impaired Loans	$178,754	$206,126	$86,949	$60,320	$52,380

Nonaccruing loans are loans, which are reclassified to a nonaccruing status when in management’s judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Renegotiated loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower, because of deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

Interest income of $2,744,000 for the year ended December 31, 2009, was recognized on the nonaccruing and renegotiated loans listed in the table above, whereas interest income of $10,856,000 would have been recognized under their original loan terms.

In years prior to 2009, the Corporation globally included all classified loans, including substandard, doubtful and loss credits in impaired loans.  At December 31, 2009, management refined the definition of impaired loans to be more specific and include all non-accrual loans, renegotiated loans, as well as substandard, doubtful and loss grade loans that were deemed impaired according to guidance set fort in ASC 310.  A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  At December 31, 2009, impaired loans totaled $178,754,000.  A specific allowance for losses was not deemed necessary for a subset of impaired loans totaling $111,703,000, but a specific allowance of $26,279,000 was recorded for the remaining balance of $67,051,000 and is included in the Corporation’s allowance for loan losses at December 31, 2009.
The average balance of the total aforementioned impaired loans for 2009 was $236,669,000.

The Corporation purchased loans on December 31, 2008, for which there was evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans was reduced by $2,003,000 in accordance with ASC 310-30.   These loans were considered impaired at December 31, 2008 and no accretable yield was assigned at the date of acquisition.  See Note 2. Business Combinations, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional details related to these purchased loans.

Potential problem loans:

In addition to the impaired loans discussed above, management has also identified loans totaling $234,324,000 as of December 31, 2009 that are deemed to be criticized, but not impaired.  These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A criticized loan is a loan in which there are concerns as to the borrowers’ ability to comply with present repayment terms.

The Bank generates commercial, mortgage and consumer loans from customers located primarily in central Indiana and Butler, Franklin and Hamilton counties in Ohio. The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

(Dollars in Thousands)	2009	2008	2007	2006	2005
Allowance for Loans Losses:
Balance at January 311	$49,543	$28,228	$26,540	$25,188	$22,548
Charge Offs:
Commercial and Industrial[1]	42,558	9,449	2,403	1,369	3,763
Real Estate Mortgage2	43,266	10,142	4,309	3,613	2,117
Individuals' Loans for Household and Other Personal Expenditures including Other Loans	3,770	3,035	1,845	1,528	1,864
Total Charge Offs	89,594	22,626	8,557	6,510	7,744
Recoveries:
Commercial and Industrial3	5,256	3,401	551	291	1,283
Real Estate Mortgage4	1,694	2,621	750	863	122
Individuals' Loans for Household and Other Personal Expenditures including Other Loans	1,016	1,002	437	450	625
Total Recoveries	7,966	7,024	1,738	1,604	2,030
Net Charge Offs	81,628	15,602	6,819	4,906	5,714
Provisions for Loan Losses	122,176	28,238	8,507	6,258	8,354
Adjustment related to acquisition	2,040
Allowance acquired in acquisition		8,679
Balance at December 31	$92,131	$49,543	$28,228	$26,540	$25,188

Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	2.30%	0.52%	0.24%	0.19%	0.23%

The adjustment related to acquisition in the table above totaling $2,040,000 was an adjustment to the carrying amount of Goodwill resulting from the continued evaluation of the credit quality of Lincoln Bank’s acquired loan portfolio in accordance with ASC 805.  In the first quarter 2009, immediately following the acquisition of Lincoln, further analysis of the loan portfolio identified certain loans that were determined to have a lower fair value than was originally identified.

See the information regarding the analysis of loan loss experience in the “Provision/Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Allocation of the Allowance for Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of December 31, 2009, 2008, 2007, 2006 and 2005.

	2009		2008		2007		2006		2005
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial and Industrial	$43,762	30.5%	$20,709	36.0%	$9,598	34.1%	$9,598	31.0%	$7,430	30.9%
Real Estate Mortgage	44,499	64.8%	22,195	58.6%	12,561	58.8%	12,479	60.5%	13,149	60.6%
Individuals' Loans for Household and Other Personal Expenditures, Including Other Loans	3,770	4.7%	6,539	5.4%	5,969	7.1%	4,363	8.5%	4,509	8.5%
Unallocated	100	N/A	100	N/A	100	N/A	100	N/A	100	N/A
Totals	$92,131	100.0%	$49,543	100.0%	$28,228	100.0%	$26,540	100.0%	$25,188	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  As of December 31, 2009, the only concentration, as segregated by North American Industry Classification System (“NAICS code”), of commercial loans within a single industry in excess of 10 percent of total loans was Lessors of Nonresidential Buildings at 12 percent.

1 Category also includes the charge offs for lease financing, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.

2 Category includes the charge offs for construction, commercial and farmland and residential real estate loans.

3 Category also includes the recoveries for lease financing, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.

4 Category includes the recoveries for construction, commercial and farmland and residential real estate loans.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE continued

Loan Loss Charge Off Procedures

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. The allowance is increased by the provision for loan losses and decreased by charge offs less recoveries. All charge offs are approved by the Bank’s senior loan officers or loan committees, depending on the amount of the charge off, and are reported to the Bank’s Board of Directors. The Bank charges off loans when a determination is made that all or a portion of a loan is uncollectible.

Provision for Loan Losses

In banking, loan losses are one of the costs of doing business. Although Bank management emphasizes the early detection and charge off of loan losses, it is inevitable that, at any time, certain losses which have not been specifically identified, exist in the portfolio. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. During the year, an estimate of the loss experience for the year serves as a starting point in determining the appropriate level for the provision. However, the amount actually provided in any period may be greater or less than net loan losses, based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. See additional information in the “Provision/Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. For the Corporation, all non-accrual loans, renegotiated loans, as well as substandard, doubtful and loss grade loans that were deemed impaired according to guidance set fort in ASC 310 are included in the impaired loan total. The fair value for impaired loans is measured based on the value of the collateral securing those loans and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically valued by using the financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate. Information on impaired loans is summarized in the table below:

(Dollars in Thousands)	2009	2008	2007
As of, and for the Year ending December 31:
Impaired Loans with an Allowance	$67,051	$25,397	$21,304
Impaired Loans for which the Discounted Cash Flows or Collateral Value Exceeds the Carrying Value of the Loan	111,703	180,729	65,645
Total Impaired Loans	$178,754	$206,126	$86,949

Total Impaired Loans as a Percent of Total Loans	5.47%	5.53%	3.02%
Allowance for Impaired Loans (Included in the Corporation's Allowance for Loan Losses)	$26,279	$9,790	$6,034
Average Balance of Impaired Loans	236,669	229,608	103,272
Interest Income Recognized on Impaired Loans	7,238	8,078	6,675
Cash Basis Interest Included Above	2,567	997	1,143

See additional information in the “Provision/Allowance for Loan Losses” section of Management's Discussion and Analysis of Financial Condition and Results of Operations included at Item 7 of this Annual Report on Form 10-K.

DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2009, 2008 and 2007 are presented within the "Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and Interest Differential" table on page 11 of this Form 10-K.

As of December 31, 2009, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of Deposit and Other Time Deposits	$99,736	$76,735	$114,252	$147,541	$438,264
Percent	23%	18%	26%	33%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within the “Five – Year Summary of Selected Financial Data” on page 3 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

(Dollars in Thousands)	2009	2008	2007
Balance at December 31:
Securities Sold Under Repurchase Agreements (Current Portion)	$101,437	$88,061	$72,247
Federal Home Loan Bank Advances (Current Portion)	45,850	137,015	108,398
Federal Funds Purchased			52,350
Total Short-term Borrowings	$147,287	$225,076	$232,995

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to short-term borrowings is summarized below:

(Dollars in Thousands)	2009	2008	2007
Weighted Average Interest Rate on Outstanding Balance at December 31:
Securities Sold Under Repurchase Agreements (Current Portion)	0.5%	0.3%	3.7%
Federal Home Loan Bank Advances (Current Portion)	4.9	4.7	4.8
Federal Funds Purchased			4.6
Total Short-term Borrowings	1.9%	3.0%	4.4%
Weighted Average Interest Rate During the Year:
Securities Sold Under Repurchase Agreements (Current Portion)	1.0%	1.7%	4.4%
Federal Home Loan Bank Advances (Current Portion)	4.7	3.2	4.7
Federal Funds Purchased	0.1	2.5	5.5
Total Short-term Borrowings	2.2%	2.6%	4.9%
Highest Amount Outstanding at Any Month End During the Year:
Securities Sold Under Repurchase Agreements (Current Portion)	$103,352	$88,061	$93,773
Federal Home Loan Bank Advances (Current Portion)	104,946	234,224	159,803
Federal Funds Purchased	58,110	151,356	125,650
Other			8
Total Short-term Borrowings	$266,408	$473,641	$379,234
Average Amount Outstanding During the Year:
Securities Sold Under Repurchase Agreements (Current Portion)	$92,931	$65,556	$60,552
Federal Home Loan Bank Advances (Current Portion)	65,716	116,560	87,506
Federal Funds Purchased	26,995	73,956	65,304
Other			1
Total Short-term Borrowings	$185,642	$256,072	$213,363

PART I: ITEM 1A. AND ITEM 1B.

ITEM 1A. RISK FACTORS

RISK FACTORS

There are a number of factors, including those specified below, that may adversely affect the Corporation’s business, financial results or stock price. Additional risks that the Corporation currently does not know about or currently views as immaterial may also impair the Corporation’s business or adversely impact its financial results or stock price.

INDUSTRY AND CORPORATE RISK FACTORS

•
The current banking crisis, including the Enactment of EESA and ARRA (American Recovery and Reinvestment Act of 2009) may significantly affect the financial condition, results of operations, liquidity or stock price of the Corporation.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In the last year, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength.

EESA, which established TARP, was signed into law in October 2008. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed ARRA, as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Corporation’s business, financial condition, results of operations, access to credit or the trading price of common shares.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the business, financial condition and results of operations could be materially and adversely affected.

•	The Corporation’s business and financial results are significantly affected by general business and economic conditions.

The Corporation’s business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. For example, a prolonged economic downturn, continued increase in unemployment, or other events that affect household and/or corporate incomes could result in further deterioration of credit quality, an increase in the allowance for loan losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation’s borrowers could negatively affect repayment of those borrowers’ loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation’s liquidity needs.

•	Changes in the domestic interest rate environment could reduce the Corporation’s net interest income.

The operations of financial institutions, such as the Corporation, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, the Corporation’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

•	Changes in the laws, regulations and policies governing banks and financial services companies could alter the Corporation’s business environment and adversely affect operations.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part the Corporation’s cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect the Corporation’s net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that the Corporation holds, such as debt securities. The Corporation and the Bank are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Congress and state legislatures and federal and state agencies continually review banking laws, regulations and policies for possible changes. Changes in statutes, regulations or policies could affect the Corporation in substantial and unpredictable ways, including limiting the types of financial services and products that the Corporation offers and/or increasing the ability of non-banks to offer competing financial services and products.

PART I: ITEM 1A. AND ITEM 1B.

INDUSTRY AND CORPORATE RISK FACTORS continued

The Corporation cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Corporation’s financial condition or results of operations.

•	The banking and financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Corporation’s financial results.

The Corporation operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The Corporation competes with other banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Corporation’s competitors have fewer regulatory constraints and some have lower cost structures. Also, the potential need to adapt to industry changes in information technology systems, on which the Corporation and financial services industry are highly dependent, could present operational issues and require capital spending.

•	Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Geopolitical conditions may also affect the Corporation’s earnings. Acts or threats of terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions.

•	The Corporation’s allowance for loan losses may not be adequate to cover actual losses.

The Corporation maintains an allowance for loan losses to provide for loan defaults and non-performance.  The allowance for loan losses represents management’s estimate of probable losses inherent in the Corporation’s loan portfolio. The Corporation’s allowance consists of three components:  probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the first two components of the allowance. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain.  Therefore, the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes, will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate. In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

In connection with recent economic developments, many financial institutions, including the Corporation, have experienced unusual and significant declines in the performance of their loan portfolios, and the values of real estate collateral supporting many loans have declined. If current trends in the housing and real estate markets continue, it is likely that loan delinquencies and credit losses may increase. Although the Corporation believes it's underwriting and loan review procedures are appropriate for the various kinds of loans it makes, the Corporation’s results of operations and financial condition will be adversely affected in the event the quality of its loan portfolio deteriorates.

•	The Corporation may suffer losses in its loan portfolio despite its underwriting practices.

The Corporation seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. The Corporation’s strategy for credit risk management includes conservative credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a regional geographic, industry and customer level, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality. There is a continuous review of the loan portfolio, including an internally administered loan “watch” list and an independent loan review. The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified. Although the Corporation believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Corporation may incur losses on loans due to the factors previously discussed.

•	Because the nature of the financial services business involves a high volume of transactions, the Corporation faces significant operational risks.

The Corporation operates in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from the Corporation’s operations, including, but not limited to, the risk of fraud by employees or persons outside of the Corporation, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Corporation could suffer financial loss, face regulatory action and suffer damage to its reputation.

•	A natural disaster could harm the Corporation’s business.

Natural disasters could harm the Corporation’s operations directly through interference with communications, as well as through the destruction of facilities and operational, financial and management information systems. These events could prevent the Corporation from gathering deposits, originating loans and processing and controlling its flow of business.

PART I: ITEM 1A. AND ITEM 1B.

INDUSTRY AND CORPORATE RISK FACTORS continued

•	The Corporation faces systems failure risks as well as security risks, including “hacking” and “identity theft”.

The computer systems and network infrastructure the Corporation uses could be vulnerable to unforeseen problems. The Corporation’s operations are dependent upon the ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in our operations could adversely affect the business and financial results. In addition, computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.

•	The Corporation relies on dividends from its subsidiaries for its liquidity needs.

The Corporation is a separate and distinct legal entity from its bank and non-bank subsidiaries. The Corporation receives substantially all of its cash from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Corporation’s stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that the bank subsidiaries may pay to the Corporation.

•	The Corporation’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

The Corporation’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with Generally Accepted Accounting Principles and reflect management’s judgment of the most appropriate manner to report the Corporation’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation’s reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation’s financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include:  the allowance for loan losses; the valuation of investment securities; the valuation of goodwill and intangible assets; and pension accounting. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following:  significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; or significantly increase its pension liability. As part of its function of assisting the Corporation’s Board of Directors in discharging its responsibility of ensuring all types of risk to the organization are properly being managed, mitigated and monitored by Management, the Audit Committee of the Board of Directors oversees Management’s accounting policies and methods.  For more information, refer to “Critical Accounting Policies” under Item 7 Part II. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	A write-down of all or part of the Corporation’s goodwill could materially reduce its net income and net worth.

At December 31, 2009, the Corporation had over $141 million of goodwill recorded on its consolidated balance sheet. Under Accounting Standards Codification (“ASC”) 340-20, “Goodwill” the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the ”fair value” of goodwill. “Fair value” is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

•	Changes in accounting standards could materially impact the Corporation’s financial statements.

From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of the Corporation’s financial statements. These changes can be hard to predict and can materially impact how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively; resulting in the Corporation’s restating prior period financial statements.

•	Significant legal actions could subject the Corporation to substantial uninsured liabilities.

The Corporation is from time to time subject to claims related to its operations. These claims and legal actions, including supervisory actions by the Corporation’s regulators, could involve large monetary claims and significant defense costs. To protect itself from the cost of these claims, the Corporation maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations. However, the Corporation’s insurance coverage may not cover all claims against the Corporation or continue to be available to the Corporation at a reasonable cost. As a result, the Corporation may be exposed to substantial uninsured liabilities, which could adversely affect the Corporation’s results of operations and financial condition.

PART I: ITEM 1A. AND ITEM 1B.

INDUSTRY AND CORPORATE RISK FACTORS continued

•	Negative publicity could damage the Corporation’s reputation and adversely impact its business and financial results.

Reputation risk, or the risk to the Corporation’s earnings and capital from negative publicity, is inherent in the Corporation’s business.  Negative publicity can result from the Corporation’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect the Corporation’s ability to keep and attract customers and can expose the Corporation to litigation and regulatory action. Although the Corporation takes steps to minimize reputation risk in dealing with customers and other constituencies, the Corporation is inherently exposed to this risk.

•	Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

The Corporation regularly explores opportunities to acquire banks, financial institutions, or other financial services businesses or assets. The Corporation cannot predict the number, size or timing of acquisitions. Difficulty in integrating an acquired business or company may cause the Corporation not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Corporation’s business or the business of the acquired company, or otherwise adversely affect the Corporation’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

•	The Corporation may not be able to pay dividends in the future in accordance with past practice.

The Corporation has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition and other factors considered relevant by the Corporation’s Board of Directors. Additionally, due to participation in the CPP, the Corporation may not increase the dividend for three years from the date of the Agreement without the consent of the U.S. Treasury, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of the Corporation.

•	The Corporation’s stock price can be volatile.

The Corporation’s stock price can fluctuate widely in response to a variety of factors, including:  actual or anticipated variations in the Corporation’s quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; strategic partnerships, joint ventures or capital commitments; operating and stock price performance of other companies that investors deem comparable to the Corporation; new technology used or services offered by the Corporation’s competitors; news reports relating to trends, concerns and other issues in the banking and financial services industry, and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Corporation’s stock price to decrease, regardless of the Corporation’s operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PART I: ITEM 2., ITEM 3. AND ITEM 4.

ITEM 2.  PROPERTIES.

The headquarters of the Corporation and the Bank is located at 200 East Jackson Street, Muncie, Indiana. The building is owned by the Bank.

The Bank conducts business through numerous facilities owned and leased.  Of the eighty banking offices operated by the Bank, fifty-six are owned and twenty-four are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2009 was $55,804,000.

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

ITEM 4. [RESERVED].

SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions with the Corporation and the Bank of all executive officers of the Corporation and all persons chosen to become executive officers are listed below. The officers are elected by the Board of Directors of the Corporation for a term of one (1) year or until the election of their successors. There are no arrangements between any officer and any other person pursuant to which he was selected as an officer.

Michael C. Rechin, 51, President and Chief Executive Officer, Corporation
Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 39, Executive Vice President and Chief Financial Officer, Corporation
Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 44, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 for National City Corp;  Executive Vice President and Chief Credit Officer for National City Bank of Indiana from December 2002 to December 2006.

Jami L. Bradshaw, 47, Senior Vice President and Chief Accounting Officer, Corporation
Senior Vice President and Chief Accounting Officer of the Corporation since May 2007; Vice President and Corporate Controller of the Corporation from 2006 to May 2007; and Assistant Vice President and Assistant Controller of the Corporation from 2002 to 2006.

Robert R. Connors, 60, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since January 2006; Senior Vice President of Operations and Technology of the Corporation from August 2002 to January 2006.

Kimberly J. Ellington, 50, Senior Vice President and Director of Human Resources, Corporation
Senior Vice President and Director of Human Resources of the Corporation since 2004; Vice President and Director of Human Resources of the Corporation from 1999 to 2004.

Jeffrey B. Lorentson, 46, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

John J. Martin, 43, Senior Vice President and Chief Credit Officer, Corporation
Senior Vice President and Chief Credit Officer of the Corporation since June 2009; First Vice President and Deputy Chief Credit Officer of the Corporation from July 2008 to June 2009; First Vice President and Senior Manager of Lending Process of the Corporation from January 2008 to July 2008; Senior Vice President and Regional Senior Credit Officer of National City Bank from May 2000 to December 2007.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the SNL Bank $1B - $5B index. In prior years, the Corporation used the Russell 2000 index and the Russell 2000 Financial Services index. The Russell 2000 Financial Services Index is no longer available through SNL Financial so management changed to the SNL Bank $1B - $5B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2004 and tracks it through December 31, 2009.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Merchants Corporation	100.00	95.16	103.21	86.36	91.57	25.97
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.

STOCK INFORMATION

	Price Per Share
	High		Low		Dividends Declared1
Quarter	2009	2008	2009	2008	2009	2008
First Quarter	$23.43	$30.00	$7.36	$18.76	$0.23	$0.23
Second Quarter	13.25	29.98	7.75	18.15	0.08	0.23
Third Quarter	8.86	27.40	6.45	16.58	0.08	0.23
Fourth Quarter	7.09	22.87	5.00	16.17	0.08	0.23

The table above lists per share prices and dividend payments during 2009 and 2008. Prices are as reported by the National Association of Securities Dealers Automated Quotation – Global Select Market System.

Numbers rounded to nearest cent when applicable.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 26, 2010, the number of shares outstanding was 21,407,138. There were 8,322 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to the Corporation's purchases of its equity securities during the quarter ended December 31, 2009, as follows2:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs1	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs2
October 1-31, 2009	0		$0	0	0
November 1-30, 2009	0		0	0	0
December 1-31, 2009	350	2	6.01	0	0

1 The “Dividend Limitations” section of “Business” included as Item 1 of this Annual Report on Form 10-K, the “Capital” and “Liquidity” sections of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and Note 14 to the Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K include discussions regarding dividend restrictions.

2 The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

PART II: ITEM 5. AND ITEM 6.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Stockholders	1,064,770	$23.55	1,186,500	1
Equity Compensation Plans Not Approved by Stockholders2	23,160	21.82	466,293
Total	1,087,930	$23.51	1,652,793	1

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data is presented within the “Five – Year Summary of Selected Financial Data” on page 3 of this Annual Report on Form 10-K.

1 This number does not include shares remaining available for future issuance under the 2009 Long-term Equity Incentive Plan, which was approved by the Corporation’s shareholders at the 2009 annual meeting.  The aggregate number of shares that are available for grants under that Plan in any calendar year is equal to the sum of: (a) 1% of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year; plus (b) the number of shares that were available for grants, but not granted, under the Plan in any previous year; but in no event will the number of shares available for grants in any calendar year exceed 1 ½% of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year.  The 2009 Long-term Equity Incentive Plan will expire in 2019.

2 The only plan reflected above that was not approved by the Corporation’s stockholders relates to certain First Merchants Corporation Stock Option Agreements (“Agreements”).  These Agreements provided for non-qualified stock options of the common stock of the Corporation, awarded between 1995 and 2002 to each director of First Merchants Bank, National Association who, on the date of the grants:  (a) were serving as a director of First Merchants; (b) were not an employee of the Corporation, First Merchants, or any of the Corporation’s other (“First Merchants”) affiliated banks or the non-bank subsidiaries; and (c) were not serving as a director of the Corporation.  The exercise price of the shares was equal to the fair market value of the shares upon the grant of the option.  Options became 100 percent vested when granted and are fully exercisable six months after the date of the grant, for a period of ten years.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of the Corporation’s significant accounting policies, see the notes to the consolidated financial statements and discussion throughout this Annual Report on Form 10-K. Below is a discussion of the Corporation’s critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Corporation’s financial statements. Management has reviewed the application of these policies with the Corporation’s Audit Committee.

On July 1, 2009, the Accounting Standards Codification (ASC) became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses inherent in the Corporation’s loan portfolio. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

The Corporation’s strategy for credit risk management includes conservative credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a regional geographic, industry and customer level, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Corporation’s allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the first two components of the allowance.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in ASC 310.  Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Reserves are established for each pool of loan using loss rates based on a three-year average net charge off history by loan category and the probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the historical component.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge off rates, changes in mix, concentrations of loans in specific industries, asset quality trends (delinquencies, charge offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation’s internal loan review.

The Corporation’s primary market areas for lending are central Indiana and Butler, Franklin and Hamilton counties in Ohio. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers.

See additional information in the “Provision/Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Valuation of Securities.  The Corporation’s available for sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available for sale and held to maturity securities are evaluated for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interest, including certain non-agency mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10.

In determining OTTI under ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES continued

When OTTI occurs under either model, the amount of OTTI recognized in earnings depends on whether the Corporation intends to sell the security or it is more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss. If the intent is to sell or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date. If the intent is not to sell the security and it is not more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis less any recognized credit loss, the OTTI has been separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors has been recognized in other comprehensive income, net of applicable income taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Pension. The Corporation provides pension benefits to its employees. Its accounting policies related to pensions and other postretirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the balance sheet. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and postretirement benefit obligations and related expenses are presented in Note 17. Pension and Other Post Retirement Benefit Plans, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation has historically elected to test for goodwill impairment as of September 30 of each year.  Based on the current economic environment, earnings and stock price in 2009, the Corporation used a third party to evaluate goodwill for impairment several times in 2009. The methodology and results of these tests are further discussed at the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.   An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The tests for impairment fair values are based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could have a significant impact on the carrying values of goodwill or intangibles and could result in impairment losses being recorded in future periods.

The Corporation cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

Derivative Instruments. As part of the asset/liability management program, the Corporation will utilize, from time to time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated statements of operations or other comprehensive income (OCI) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

Derivatives that qualify for the hedge accounting treatment are designated as either: a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). To date, the Corporation has only entered into a cash flow hedge. For cash flow hedges, changes in the fair values of the derivative instruments are reported in OCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in OCI are reflected in the consolidated statements of operations in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, the Corporation establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized currently in the consolidated statements of operations. The Corporation excludes the time value expiration of the hedge when measuring ineffectiveness.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2009

As of December 31, 2009, total assets equaled $4.5 billion, a decrease of $303 million from December 31, 2008.  Loans and investments, the Corporation’s primary earning assets, totaled $3.8 billion, a decrease of $367 million from prior year.  While loans decreased by $448 million, investment securities increased by $81 million.  As loan balances declined and core deposits grew, the Corporation reduced its outstanding wholesale borrowings and increased the size of the investment portfolio.  Details of these changes are included within the “EARNING ASSETS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Tax assets, both current and deferred, increased in 2009, by $37.7 million. The increase is a result of the increased provision over charge offs and the current year loss.  Details of the change is discussed within the “INCOME TAX” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

The Corporation incurred a net loss available to common stockholders of $45.7 million, or $2.17 per fully diluted common share, a decrease of $66.4 million from 2008.

The decline in net income for the year was due to a higher-than-normal provision for loan losses of $122 million. The Corporation’s allowance for loan losses, as a percent of total loans, increased to 2.81 percent compared to 1.33 percent at December 31, 2008, a $42.6 million increase. The increase in the allowance results from the provision for loan losses exceeding net charge offs by $40.6 million.

Loan charge offs were $81.6 million for the year.  Commercial real estate charge offs totaled $18.2 million, land and lot development loans totaled $14.3 million, 1-4 family residential properties totaled $6.2 million and commercial and industrial loans totaled $37.3 million.  Non-performing assets plus 90 days delinquent loans increased $34.0 million from December 31, 2008 and were $146 million, or 3.26 percent of total assets at December 31, 2009.

Net Interest Margin

Net interest margin is the primary source of our earnings.  It is a function of net interest income and the level of average earning assets.  Net interest margin contracted by 10 basis points from 3.84 percent in 2008 to 3.74 percent in 2009, and average earning assets increased $781.7 million.  The Lincoln acquisition accounted for an increase of $792 million in assets, which has been offset by a decline in loan receivables due to the current economic conditions.  Details of the net interest income are discussed within the “NET INTEREST INCOME” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Non-Interest Income

Non-interest income increased $14.8 million in 2009 compared to 2008.  Gains on the sale of investment securities were approximately $11,141,000 offset by other-than-temporary impairment on trust preferred investments of approximately $6,729,000, a net increase of $6,495,000 from 2008 to 2009.  Net gains and fees on sales of mortgage loans increased $4,359,000 or 175.1% due to additional loans sold in the secondary market and increased volume as a result of the Lincoln acquisition on December 31, 2008.  Decreasing mortgage loan rates during 2009 caused an increase in refinancing volume, which facilitated an increase in loan sale activity.  Service charges and debit card interchange fees increased $2,126,000 and $1,303,000 respectively from 2009 to 2008, largely due to the Lincoln acquisition on December 31, 2008.  Income from changes in the cash surrender value of bank owned life insurance (BOLI) increased by $1,881,000 from 2008 to 2009. This is the result of a loss recorded in 2008 due to declines in market value below the stable value wrap.

Non-Interest Expenses

Non-interest expenses increased $42.8 million, in 2009 compared to 2008.  Salaries and employee benefits grew $13,319,000 or 21.1% due to normal salary increases and additional salary and benefit costs related to the December 31, 2008 acquisition of Lincoln.   FDIC expense increased $9,537,000 due to the special assessment in June 2009, rate increases and the acquisition of Lincoln.  Expenses related to OREO properties as well as professional services related to credit issues, increased $9,262,000.   Pre-payment penalties of $1.9 million were realized as FHLB borrowings were reduced.  Other expenses such as premises, equipment and outside data processing expenses have increased compared to 2008 due to the Lincoln acquisition.

Income Tax (Benefit)

The income tax benefit in 2009 was $28,424,000 with an effective tax rate of 41.1%.  For the same period in 2008, the income tax expense was $8,083,000 with an effective tax rate of 28.1%.  Additional details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - 2008

As of December 31, 2008 total assets equaled $4.8 billion, an increase of $1 billion from December 31, 2007. Loans and investments, the Corporation’s primary earning assets, totaled $4.2 billion, an increase of $876 million over the prior year. Loans accounted for $846 million of the increase as investment securities increased by $31 million. Of the $876 million increase, the addition of Lincoln accounted for $637 million in loans and $122 million in investments. During 2007 and 2008, management strategically reduced several earning asset categories, with a view toward higher performance and capital maximization. Details of these changes are discussed within the “EARNING ASSETS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – 2008 continued

Net income for 2008 totaled $20.6 million, a decrease of $11 million from 2007. Diluted earnings per share totaled $1.14, a decline of $.59 from the 2007 total of $1.73. Net interest margin expanded by 29 basis points from 3.55 percent in 2007 to 3.84 percent in 2008. As a result, net-interest income increased by $16.3 million, or 14.4 percent. Net interest margin remained strong even during the fourth quarter as the Federal Reserve Board lowered the target Fed Funds rate to just 25 basis points. Aggressive deposit pricing and the use of interest rate floors on over $360 million of the Corporation’s prime rate indexed loans helped preserve the Corporation’s net interest margin.

Provision expense totaled $28.2 million in 2008, an increase of $19.7 million over the prior year. The increase in provision expense exceeded the expansion of net interest income by $3.4 million.

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

Additionally, the Corporation recorded an other-than-temporary loss of $1.2 million of its $15.5 million original book balance trust preferred pooled investment exposure. The loss is attributable to a Trapeza IV pool, the only pool deemed to be other-than-temporarily impaired as of year-end. The remaining $13.5 million of exposure to trust preferred pools is diversified among eight FTN PreTsl investments.

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

Return on equity was 5.90 percent in 2008, 9.56 percent in 2007 and 9.45 percent in 2006. Return on assets totaled .54 percent in 2008, .87 percent in 2007 and .90 percent in 2006. Multiple factors impacting the reported financial results are discussed within the respective sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL

To be categorized as well capitalized, the Bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation’s regulatory capital exceeded the regulatory “well capitalized” standard at December 31, 2009.  See additional information on the Bank’s capital ratios in Note 15. Regulatory Capital and Capital Purchase Program, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.  The Corporation's Tier I capital to average assets ratio was 8.20 percent and 8.16 percent at December 31, 2009 and 2008, respectively.

At December 31, 2009, the Corporation had a Tier I risk-based capital ratio of 10.32 percent and total risk-based capital ratio of 13.04 percent, compared to 7.71 percent and 10.24 percent respectively at December 31, 2008.  Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

On February 20, 2009, First Merchants completed the sale to the Treasury of $116.0 million of newly issued First Merchants non-voting preferred shares and a warrant to purchase up to 991,453 shares of the Corporation’s common stock, at an initial per share price of $17.55.  The preferred stock qualifies as Tier 1 capital and the Treasury Department is entitled to cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter.  The preferred stock has priority in the payment of dividends over any cash dividends paid to common stockholders.  The adoption of ARRA would permit the Corporation to redeem the preferred stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the OCC.  The warrant has a 10-year term and is immediately exercisable upon its issuance.

The net proceeds of the sale were allocated between the preferred shares and the warrant based on relative fair value.  The preferred shares are accreted to liquidation value over the expected life of the shares, with accretion charged to retained earnings.  The accretion is charged to retained earnings using a level yield methodology and a discount rate of 12 percent.

Management is currently evaluating various methods for repayment of CPP.  Most immediate being earnings growth and capital retention as evidenced by a reduction in the dividend paid to common shareholders.  Beginning in June 2009, the dividend per share was reduced from $0.23 per share to $0.08 per share through December 2009.  Furthermore, on January 29, 2010 the Corporate Board of Directors declared a reduced dividend of $0.01 per share, payable on March 19, 2010.  The terms of the CPP also prevent the Corporation from declaring a quarterly dividend on its common stock in excess of $0.23 per share without the prior consent of the Treasury Department.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(Dollars in thousands, except per share amounts)	December 31, 2009	December 31, 2008
Average Goodwill	$141,238	$124,403
Average Core Deposit Intangible (CDI)	19,878	11,388
Average Deferred Tax on CDI	(2,494)	(2,867)
Intangible Adjustment	$158,622	$132,924
Average Stockholders' Equity (GAAP capital)	$477,148	$349,594
Average Cumulative Preferred Stock issued under the Capital Purchase Program	(96,518)
Intangible Adjustment	(158,622)	(132,924)
Average Tangible Capital	$222,008	$216,670
Average Assets	$4,674,590	$3,811,166
Intangible Adjustment	(158,622)	(132,924)
Average Tangible Assets	$4,515,968	$3,678,242
Net Income (Loss) available to Common Stockholders	$(45,742)	$20,638
CDI amortization, net of tax	3,097	1,919
Tangible Net Income (Loss) available to Common Stockholders	$(42,645)	$22,557
Diluted Earnings Per Share	$(2.17)	$1.14
Diluted Tangible Earnings Per Share	$(2.02)	$1.24
Return on Average GAAP Capital	(9.59)%	5.90%
Return on Average Tangible Capital	(19.21)%	10.41%
Return on Average Assets	(0.98)%	0.54%
Return on Average Tangible Assets	(0.94)%	0.61%

LOAN QUALITY

The Corporation’s primary business focus is small business and middle market commercial and residential real estate, auto and small consumer lending, which results in portfolio diversification.  Management ensures that appropriate methods to understand and underwrite risk are utilized.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

In connection with recent economic developments, many financial institutions, including the Corporation, have experienced unusual and significant declines in the performance of their loan portfolios in 2009. The values of real estate collateral supporting many loans declined, one result of which was increase charge offs during the year.  If recent trends in the housing and real estate markets continue, loan delinquencies and credit losses may also continue.  Although the Corporation believes it’s underwriting and loan review procedures are appropriate for the various kinds of loans it makes, the Corporation’s results of operations and financial condition will be adversely affected in the event the quality of its loan portfolio deteriorates.

At December 31, 2009, non-performing loans totaled $127,242,000, an increase of $39,566,000 from December 31, 2008. Loans 90 days past due other than non-accrual and renegotiated loans decreased by $2,015,000.  The amount of non-accrual loans totaled $118,409,000 at December 31, 2009.  Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge offs.  The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.  The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 56.6 percent at December 31, 2008 to 77.8 percent at December 31, 2009.  Charge offs only impact the coverage ratio to the extent a charge off is recorded in the same reporting period the charged off loan is moved from accruing to non-accruing. See additional information in the “Provision/Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

In years prior to 2009, the Corporation globally included all classified loans, including substandard, doubtful and loss credits in impaired loans.  At December 31, 2009, management refined the definition of impaired loans to be more specific and include all non-accrual loans, renegotiated loans, as well as substandard, doubtful and loss grade loans that were deemed impaired according to guidance set fort in ASC 310.  A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  At December 31, 2009, impaired loans totaled $178,754,000. A specific allowance for losses was not deemed necessary for a subset of impaired loans totaling $111,703,000, but a specific allowance of $26,279,000 was recorded for the remaining balance of $67,051,000 and is included in the Corporation’s allowance for loan losses at December 31, 2009. The average balance of the total aforementioned impaired loans for 2009 was $236,669,000.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY continued

In 2009, total net charge offs were $81,628,000, an increase of $66,026,000 from 2008 of $15,602,000.  Net charge offs included commercial and residential real estate of $41,572,000, commercial and industrial of $37,302,000 and individual loans for household and other personal expenditures, including other loans of $2,754,000.  The Corporation incurred sixteen commercial loan charge offs over $1 million in 2009 totaling $47,919,000 or 58.7 percent of total net charge offs for the year.  The largest charge off equaling $10,195,000 was incurred due to fraudulent financial statements provided by a commercial customer.  The remaining fifteen charge offs totaling $37,724,000 were made up of $21,709,000 in commercial and industrial and $16,015,000 in commercial and development real estate.  Charge offs increased in 2009 due to poor overall economic conditions and its impact on the loan portfolio.  Throughout 2009, new home construction weakened, home values declined, and construction and land development continued to decline, all of which resulted in a deterioration in values and subsequently charge offs of loans to builders and developers.  Further impacting the development portfolio and associated charge offs, was the slowdown in commercial construction.

On certain projects, developers were unable to realize expected values for commercial development projects, which resulted in an increase in charge offs during 2009.  Charge offs stemming from commercial and industrial borrowers increased in 2009 related to several large commercial and industrial borrowers for reasons specific to individual borrower circumstances, commodity price changes and general economic conditions.

The table below represents loan loss experience for the years indicated.

(Dollars in thousands)	2009	2008	2007
Allowance for Loan Losses:
Balance at January 1	$49,543	$28,228	$26,540
Charge Offs	89,594	22,626	8,557
Recoveries	7,966	7,024	1,738
Net Charge offs	81,628	15,602	6,819
Provision for Loan Losses	122,176	28,238	8,507
Adjustment related to acquisition	2,040
Allowance Acquired in Acquisition		8,679
Balance at December 31	$92,131	$49,543	$28,228
Ratio of Net Charge offs During the Period to Average Loans Outstanding During the Period	2.30%	0.52%	0.24%
Ratio of Allowance to Non-Accrual Loans	77.81%	56.59%	97.23%

The distribution of the net charge offs for 2009 is in the following table.

(Dollars in thousands)	Commercial & Industrial	Commercial Mortgage	Land and Lot	Agriculture	Total Commercial	Residential Mortgage	Home Equity	Other Consumer	Total Consumer	Total Consumer & Commercial
Loan Balances (ending)	$682,996	$1,129,921	$158,725	$267,274	$2,238,916	$629,478	$220,142	$189,288	$1,038,908	$3,277,824
% of Total	20.8%	34.5%	4.8%	8.2%	68.3%	19.2%	6.7%	5.8%	31.7%
YTD Net Charge Offs	$37,302	$18,166	$14,329	$1,287	$71,084	$6,180	$1,610	$2,754	$10,544	$81,628
Net Charge Off Ratio	5.46%	1.61%	9.03%	0.48%	3.17%	0.98%	0.73%	1.45%	1.01%	2.49%

Commercial construction and land development loans were $158,725,000 at December 31, 2009, a decrease of $93,762,000 from December 31, 2008. Construction and land development represents 34.2 percent of total capital and 4.8 percent of total loans.  Management continues to closely monitor this segment of the portfolio, as well as being very selective with additional exposure to this industry.

At December 31, 2009, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $146,088,000, an increase of $33,972,000 from December 31, 2008 as noted in the table below. Other real estate owned decreased $3.6 million from December 31, 2008. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

The following table summarizes the non-accrual, contractually past due 90 days or more other than non-accruing, real estate owned, renegotiated loans and impaired loans for the Corporation.

(Dollars in thousands)	December 31, 2009	December 31, 2008
Non-Performing Assets:
Non-accrual loans	$118,409	$87,546
Renegotiated loans	8,833	130
Non-performing loans (NPL)	127,242	87,676
Real estate owned and repossessed assets	14,879	18,458
Non-performing assets (NPA)	142,121	106,134
90+ days delinquent and still accruing	3,967	5,982
NPAS & 90+ days delinquent	$146,088	$112,116
Impaired Loans	$178,754	$206,126

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY continued

The composition of the non-performing assets and 90-day delinquent loans is in the following table.

(Dollars in thousands)	Commercial & Industrial	Commercial Mortgage	Land and Lot	Agriculture	Total Commercial	Residential Mortgage	Home Equity	Other Consumer	Total Consumer	Total Consumer & Commercial
Loan Balances (ending)	$682,996	$1,129,921	$158,725	$267,274	$2,238,916	$629,478	$220,142	$189,288	$1,038,908	$3,277,824
% of Total	20.8%	34.5%	4.8%	8.2%	68.3%	19.2%	6.7%	5.8%	31.7%
Non-performing Assets	$41,337	$47,284	$28,023	$5,512	$122,156	$21,505	$1,899	$528	$23,932	$146,088
Non-performing Asset Ratio	6.05%	4.18%	17.66%	2.06%	5.46%	3.42%	0.86%	0.28%	2.30%	4.46%

PROVISION/ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.  The provision for loan losses in 2009 was $122,176,000, an increase of $93,938,000 from $28,238,000, in 2008, reflecting an increase of $66,026,000 in net charge offs during the year. The provision for loan losses in 2008 was $28,238,000, an increase of $19,731,000 from $8,507,000, in 2007, reflecting an increase of $8,783,000 in net charge offs during 2008.

The amount actually provided for loan losses in any period may be greater or less than net loan losses, based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

The amount provided for loan losses and the determination of the adequacy of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review.  The evaluation takes into consideration identified credit problems, as well as the possibility of losses inherent in the loan portfolio that are not specifically identified.  See the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at December 31, 2009.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain.  Therefore, the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes, will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

At December 31, 2009, the allowance for loan losses was $92,131,000, an increase of $42,588,000 from year-end 2008. As a percent of loans, the allowance was 2.81 percent at December 31, 2009 and 1.33 percent at December 31, 2008.  During 2009, the allowance grew due to an increased level of specific reserves against impaired loans, an increase in the historical loss allocation factors applied against non-criticized commercial loans, and an increase in the allocation for non-impaired criticized loans.

Specific reserves against impaired loans increased $16,489,000 from year end 2008 reflecting the impact of the protracted recessionary environment on commercial credits throughout 2009.  Loans are generally secured by specific items of collateral, including real property and business assets.  The fair value for impaired loans is measured based on the value of the collateral securing those loans and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. Updated “as is” and or “liquidation value” appraisals are obtained as individual circumstances and or market conditions warrant. Partially charged off loans measured for impairment based on their collateral value are generally not returned to performing status subsequent to receiving updated appraisals or restructure of the loan. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically valued by using the financial information such as financial statements and aging reports provided by the borrower.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

Loans deemed impaired according to guidance set forth in ASC 310 are evaluated during problem loan meetings held within each reporting period by a special assets management team.   Loan collateral and customer financial information are reviewed and the level of impairment is assessed to determine appropriate and accurate reserve and or charge off amounts. Loans or portions of loans are charged off when they are considered uncollectible and of such little value that their continuance as an asset is not warranted.  It is the Corporation’s policy to recognize losses promptly to prevent overstatement of assets, earnings and capital.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION/ALLOWANCE FOR LOAN LOSSES continued

The following table summarizes specific reserves on impaired loans by loan category:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Loan Category:
Commercial	$14,046	$3,101
Commercial Real Estate	8,623	1,506
Residential Real Estate	3,610	5,131
Other Loans and Leases		52
	$26,279	$9,790

The historical loss allocation for non-criticized loans is the product of the volume of loans within each call code classification and the historical loss factor for that particular classification.  The historical loss factors for non-criticized loans are based upon actual loss experience within each loan classification and naturally adjusted upward in 2009 with the significant increase in net charges-offs.  The reserve allocation for non-criticized loans increased $14,004,000 from year end 2008.

During 2009, the historical reserve allocation for non-impaired criticized commercial loans increased $15,788,000 from December 31, 2008.  This component of the allowance is for credit losses, based on actual historical losses incurred from commercial loans with criticized risk grades.  The loss allocation for non-impaired criticized loans is the product of the volume of loans within each non-impaired criticized loan classification and the historical loss factor for that particular classification.  The historical loss factor is based on the most recent rolling-four-quarter average.  The resulting allocation is more reflective of existing conditions that may not be reflected in the historical allocation for non-criticized loans.  Criticized loans are grouped based on the risk grade assigned to the loan.  Loans with a special mention grade are assigned a loss factor and loans with a classified grade but not impaired are assigned a separate loss factor.  The loss factors are based upon recent loss experience within each loan call code classification.  In 2009, the loss factor computation for this allocation was enhanced with a segmented historical loss migration analysis of non-impaired criticized risk grades to charge off.  Given the rapid economic decline in 2009 and the resulting increases in both non-impaired criticized loans and net charge offs, this allocation adjusted upward in 2009 to reflect the increased level of risk that management has associated with non-impaired loans in the criticized risk category.

The following table summaries the historical reserve allocation by loan category:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Loan Category:
Commercial	$24,840	$5,461
Commercial Real Estate	14,893	7,126
Residential Real Estate	5,417	4,021
Installment	1,637	343
Ready Reserve	649	214
Other Loans and Leases	643	1,122
	$48,079	$18,287

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses.  The environmental component adjusts the historical loss allocations for commercial and consumer loans to reflect relevant current conditions that, in management’s opinion, have an impact on loss recognition.  Environmental factors that management reviews in the analysis include: National and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.  Each environmental factor receives an individual qualitative allocation that, in management’s opinion, reflects losses inherent in the portfolio that are not reflected in the historical loss components of the allowance.

As mentioned in the Critical Accounting Policies, the Corporation’s primary market areas for lending are central Indiana and Butler, Franklin and Hamilton counties in Ohio. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers.

Management feels the increase in the overall allowance for loan losses during 2009 compared to 2008 is reflective of the recessionary economic conditions during 2009 and is directionally consistent with current loan and loss trends.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOODWILL

During 2009, the impact of deteriorating economic conditions has significantly impacted the banking industry and the financial results of the Corporation. As a result, while only required to test goodwill annually, the Corporation decided to test its goodwill for impairment on three separate occasions during 2009, most recently as of November 30, 2009.

The financial markets are currently reflecting significantly lower valuations for the stocks of financial institutions, when compared to historic valuation metrics, largely driven by both the constriction in available credit and the losses suffered related to residential mortgage markets. Additionally, many bank stocks with geographic exposure in certain markets, including Indiana, have been depressed. Much of the depression also seems to be related to the need for certain financial institutions to obtain fresh capital to replace capital lost due to asset write-downs. The demand for this (scarce) fresh capital appears to be at least temporarily affecting the valuations placed on other banks with adequate capital reserves. The TARP program is attempting to address this “inadequate capital” issue; however, the markets view TARP as very temporary. The Corporation’s stock activity, as well as the price, has been adversely impacted by the economic conditions affecting the banking industry in 2009. Management has concluded that 2009 trading value of the stock price is not indicative or reflective of fair value (per ASC 820 Fair Value) for the following reasons:

•

Management believes that its addition of $116 million of preferred stock issued through the Treasury’s Capital Purchase Program on February 20, 2009 and the corresponding registration of a $350 million universal mixed shelf registration filed on March 31, 2009, have unreasonably depressed the Corporation’s stock price due to the market's anticipation of a common stock offering as the exclusive strategy to repay the funds.

•	The approximate doubling of short sale positions of the Corporation’s stock from the date of the two referenced announcements to year-end are reflective of the market's anticipation of a capital raise and have added to the downward pressure on the stock price.

•	The Corporation’s minimal free float driven by large index fund positions, coupled with meaningful long-term retail holdings, has created unusual volatility in the stock price given modest fundamental changes in demand and appears to be impacting the price at year end 2009 as well.

•	Lower trading volumes have also put downward pressure on the Corporation’s stock price. The average daily volume of the Corporation’s stock for the fourth quarter of 2009, as a percent of average outstanding shares, was more than 40 percent less than the average daily volume during the first quarter of 2009 prior to the two announcement dates.

The two-step goodwill impairment test is used to identify potential goodwill impairment and measure the amount of impairment loss to be recognized, if any. The first step compares the fair value of a reporting unit with its carrying value.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure impairment loss, if any. Under the second step, the fair value is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the implied goodwill value of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Corporation used an independent, outside firm to help determine the fair value of the Corporation for purposes of the first step of the impairment test.  The Discounted Earnings method (an Income Approach) as well as the Guideline Publicly Traded Company Method and the Transaction Method (both Market Approaches that apply market multiples to various financial metrics to derive value) were used and weighted to form the conclusion of fair value.  The Discounted Earnings method was given primary weight in the fair value analysis.

The Discounted Earnings method was based primarily on: 1) management projections derived from expected balance sheet and income statement assumptions, based on current economic conditions, which show signs of stabilization from earlier in 2009 and possible improvement going forward; 2) present value factors based on an implied market cost of equity, and; 3) historic (long-term) price-to-earnings multiples for comparable companies.  Determining the Corporation's fair value using the Discounted Earnings method involves a significant amount of judgment.  The methodology is largely based on unobservable level three inputs.  The test results are dependent upon attaining actual financial results consistent with the forecasts and assumptions used in the valuation model.  The Discounted Earnings method relied on a terminal Price/Earnings (“P/E”) multiple. The P/E multiple used to determine terminal value was notably lower than the historic P/E multiple observed for the Corporation, the peer group, and the NASDAQ community banking index (ABAQ). Based on the results of the step one analysis, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired.

Additionally, a sensitivity analysis was performed on the Discounted Earnings methodology by testing a range of the following metrics: 1) implied market cost of equity; and 2) historic (long-term) price-to-earnings multiples for comparable companies.  Based on the sensitivity testing, at the low-end of the sensitivity test range (for both metrics), fair value of the Corporation exceeded its carrying value. For reasons that include but are not limited to the aforementioned, management believes the Corporation’s recently traded stock price is not indicative of fair value.

LIQUIDITY

Liquidity management is the process by which the Corporation ensures that adequate liquid funds are available for the holding company and its subsidiaries. These funds are necessary in order to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to stockholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by the asset/liability committee.

The Corporation’s liquidity is dependent upon the receipt of dividends from the Bank, which are subject to certain regulatory limitations and access to other funding sources. Liquidity of the Bank is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank ("FHLB") advances are utilized as funding sources. At December 31, 2009, total borrowings from the FHLB were $129,749,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2009 was $145,964,000.

For further discussion, see Note 10. Borrowings, to the Notes Consolidated Financial Statements of this Annual Report on Form 10-K.

On March 31, 2009, First Merchants completed the issuance and sale of $79,000,000 of 2.625% Senior Notes (the “Notes”) due March 30, 2012 through a pooled offering.   Including the FDIC fee, underwriting, legal and accounting expenses the effective rate will be 3.812%.  The Notes are guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (TLGP) and are backed by the full faith and credit of the United States.  The Notes are issued by the Bank and are not obligations of, or guaranteed by, the Corporation.  In connection with the FDIC’s TLGP, the Bank entered into a Master Agreement with the FDIC on January 16, 2009.  The Master Agreement contains, among other things, certain

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the FDIC’s TLGP.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $413,607,000 at December 31, 2009, a decrease of $46,029,000 or 10.01 percent below December 31, 2008. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $7,334,000 at December 31, 2009. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The Corporation currently has a $55 million credit facility with Bank of America, N.A., as successor to LaSalle Bank National Association, comprised of (a) a term loan in the principal amount of $5.0 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50.0 million (the “Subordinated Debt”).  Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015.  The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank.

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement. At June 30, 2009, the Corporation has failed to comply with a financial covenant in the Loan Agreement requiring the Corporation to maintain, on an annualized basis, a minimum return on average total assets of at least 0.35%.  On August 21, 2009, Bank of America provided notice to the Corporation that its noncompliance with the earnings covenant has caused an event of default under the Loan Agreement.  In addition, as of December 31, 2009, the Corporation failed to meet the minimum return on average total assets covenant and a second financial covenant in the Loan Agreement requiring the Corporation to maintain a certain asset quality ratio less than 25%.

The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3% per annum to the Term Loan.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant.  To date, Bank of America has chosen to apply the default rate, but not to accelerate the Term Loan based on the Corporation’s failure to meet these financial covenants.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2009 are as follows:

(Dollars in thousands)	December 31, 2009
Amounts of Commitments:
Loan Commitments to Extend Credit	$686,809
Standby Letters of Credit	44,248
$731,057

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2009 are as follows:

(Dollars in Thousands)	2010	2011	2012	2013	2014	2015 and after	Total
Operating Leases	$2,261	$2,062	$1,653	$895	$810	$315	$7,996
Securities Sold Under Repurchase Agreements	101,437		14,250		10,000		125,687
Federal Home Loan Bank Advances	45,850	18,934	50,640	416	1,331	12,578	129,749
Subordinated Debentures, Revolving Credit Lines and Term Loans			78,964			115,826	194,790
Total	$149,548	$20,996	$145,507	$1,311	$12,141	$128,719	$458,222

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management has been an important factor in the Corporation's ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor the Corporation's liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings.  Decisions regarding investment and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, the Corporation’s exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly.

Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2009, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2009.

	At December 31, 2009
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Federal Funds Sold	$102,346				$102,346
Interest-bearing Deposits	74,025				74,025
Investment Securities	73,918	39,852	199,494	249,853	563,117
Loans	1,484,075	353,168	1,186,222	254,359	3,277,824
Federal Reserve and Federal Home Loan Bank Stock			38,576		38,576
Total Rate-sensitive Assets	1,734,364	393,020	1,424,292	504,212	4,055,888
Rate-Sensitive Liabilities:
Interest-bearing Deposits	2,055,843	374,514	566,530	23,162	3,020,049
Securities Sold Under Repurchase Agreements	101,437		14,250	10,000	125,687
Federal Home Loan Bank Advances	29,677	17,828	72,692	9,552	129,749
Subordinated Debentures, Revolving Credit Lines and Term Loans	55,000		135,666	4,124	194,790
Total Rate-sensitive Liabilities	2,241,957	392,342	789,138	46,838	3,470,275
Interest Rate Sensitivity Gap by Period	$(507,593)	$678	$635,154	$457,374
Cumulative Rate Sensitivity Gap	(507,593)	(506,915)	128,239	585,613
Cumulative Rate Sensitivity Gap Ratio
at December 31, 2009	77.4%	80.8%	103.7%	116.9%
at December 31, 2008	80.7%	86.9%	106.0%	112.1%

The Corporation had a cumulative negative gap of $506,915 in the one-year horizon at December 31, 2009 or 11.3 percent of total assets.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK continued

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2009, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2009
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(7)
Three-Year CMT	200	(61)
Five-Year CMT	200	(100)
CD's	200	(79)
FHLB	200	(37)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2009. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2009
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$148,713	$158,850	$146,071
Variance from Base		$10,137	$(2,642)
Percent of Change from Base	0.00%	6.82%	(1.78)%

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

	At December 31, 2008
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(6)
Three-Year CMT	200	(24)
Five-Year CMT	200	(24)
CD's	200	(96)
FHLB	200	(30)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2008
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$144,038	$154,398	$145,606
Variance from Base		$10,360	$1,568
Percent of Change from Base	0.00%	7.19%	1.09%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2009, and December 31, 2008. Earnings assets decreased by $291,722,000.  This decrease was driven by a decline in loans totaling $448,423,000.  Nearly all loan segments saw declines with the largest declines in commercial and industrial, residential real estate and construction.  The only segment that increased was commercial and farmland.  Investments increased by approximately $81,133,000.  As loans declined and core deposits grew during 2009, the Corporation reduced outstanding wholesale borrowings and increased the investment portfolio.

	December 31,
(Dollars in thousands)	2009	2008
Federal Funds Sold	$102,346	$66,237
Interest-bearing Time Deposits	74,025	38,823
Investment Securities Available for Sale	413,607	459,636
Investment Securities Held to Maturity	149,510	22,348
Mortgage Loans Held for Sale	8,036	4,295
Loans	3,269,788	3,721,952
Federal Reserve and Federal Home Loan Bank Stock	38,576	34,319
Total	$4,055,888	$4,347,610

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; Federal Home Loan Bank advances; subordinated debentures, revolving credit lines and term loans) based on year-end levels at December 31, 2009 and 2008.

	December 31,
(Dollars in thousands)	2009	2008
Deposits	$3,536,536	$3,718,811
Securities Sold Under Repurchase Agreements	125,687	122,311
Federal Home Loan Bank Advances	129,749	360,217
Subordinated Debentures, Revolving Credit Lines and Term Loans	194,790	135,826
	$3,986,762	$4,337,165

The Corporation has leveraged its capital position with Federal Home Loan Bank advances, as well as repurchase agreements, which are pledged against acquired investment securities as collateral for the borrowings. Further discussion regarding Federal Home Loan Bank advances is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “LIQUIDITY”. Additionally, the interest rate risk is included as part of the Corporation’s interest simulation discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  It is a function of net interest margin and the level of average earning assets.  The following table presents the Corporation’s asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2009.

In 2009, asset yields decreased 88 basis points on a fully taxable equivalent basis (FTE) and interest cost decreased 78 basis points, resulting in a 10 basis point decrease in the interest margin compared to 2008.  Growth in earning assets, primarily due to the Lincoln acquisition on December 31, 2008, produced a positive volume variance of $26,674,000 (FTE), and a declining interest rate environment produced a negative rate variance of $2,712,000, resulting in an increase of $23,962,000 in net interest income.

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

(Dollars in thousands)	2009	2008	2007
Net Interest Income	$153,346	$129,384	$113,120
FTE Adjustment	$5,722	$3,699	$4,127
Net Interest Income on a Fully Taxable Equivalent Basis	$159,068	$133,083	$117,247
Average Earning Assets	$4,245,134	$3,463,477	$3,308,939
Interest Income (FTE) as a Percent of Average Earning Assets	5.56%	6.44%	7.10%
Interest Expense as a Percent of Average Earning Assets	1.82%	2.60%	3.55%
Net Interest Income (FTE) as a percent of Average Earning Assets	3.74%	3.84%	3.55%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME continued

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

INCOME TAXES

Income tax benefit totaled $28,424,000 for 2009 compared to expense of $8,083,000 for 2008. The effective tax rates for the periods ending December 31, 2009, 2008 and 2007 were 41.1 percent, 28.1 percent and 26.4 percent, respectively. The Corporation’s federal statutory income tax rate is 35 percent and its state tax rate varies from 0 to 8.5 percent depending on the state in which the subsidiary company is domiciled. The effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.  The reconciliation of federal statutory to actual tax expense is shown in NOTE 12. INCOME TAX, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Due to the loss experienced in 2009, the Corporation’s tax asset, deferred and receivable increased from $26,738,000 at December 31, 2008 to $64,394,000 at December 31, 2009.  The Corporation anticipates receiving $19,991,000 by obtaining refunds of 2009 federal estimated tax payments and by carrying back the 2009 net operating loss to 2007 and 2008 tax years.  In addition, the Corporation’s net deferred tax asset has increased from $28,393,000 at December 31, 2008 to $44,856,000 at December 31, 2009.  This change is primarily driven by significant increases in the timing differences associated with the deductibility of the provision for loan losses, other real estate owned expenses, and other-than-temporary impairment on available for sale securities.

The Corporation has recorded a valuation allowance of $12,680,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as noted above.  No valuation allowance has been recorded against the federal deferred tax asset as the Corporation anticipates full utilization.  The strength of the Corporation’s earnings is the primary reason full utilization is expected.  As the credit environment stabilizes, the earnings power of the Corporation will be evidenced by improved financial performance, in line with pre-2009 results.

INFLATION

Changing prices of goods, services and capital affect the financial position of every business enterprise. The level of market interest rates and the price of funds loaned or borrowed fluctuate due to changes in the rate of inflation and various other factors, including government monetary policy.

Fluctuating interest rates affect the Corporation’s net interest income and loan volume. As the inflation rate increases, the purchasing power of the dollar decreases. Those holding fixed-rate monetary assets incur a loss, while those holding fixed-rate monetary liabilities enjoy a gain. The nature of a financial holding company’s operations is such that there will generally be an excess of monetary assets over monetary liabilities, and, thus, a financial holding company will tend to suffer from an increase in the rate of inflation and benefit from a decrease.

OTHER

The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Corporation, and that address is (http://www.sec.gov).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The quantitative and qualitative disclosures about market risk information are presented under Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the section  “Interest Sensitivity and Disclosures About Market Risk”, of this Annual Report on Form 10-K.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009. The Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ BKD, LLP
Indianapolis, Indiana
March 16, 2010

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2009	2008
ASSETS
Cash and due from banks	$76,801	$84,249
Federal funds sold	102,346	66,237
Cash and cash equivalents	179,147	150,486
Interest-bearing time deposits	74,025	38,823
Investment securities available for sale	413,607	459,636
Investment securities held to maturity (fair value of $147,336 and $22,176)	149,510	22,348
Mortgage loans held for sale	8,036	4,295
Loans, net of allowance for loan losses of $92,131 and $49,543	3,177,657	3,672,409
Premises and equipment	55,804	59,641
Federal Reserve and Federal Home Loan Bank stock	38,576	34,319
Interest receivable	20,818	23,976
Core deposit intangibles	17,383	22,492
Goodwill	141,357	143,482
Cash surrender value of life insurance	94,636	93,222
Other real estate owned	14,879	18,458
Tax asset, deferred and receivable	64,394	26,738
Other assets	31,123	13,830
TOTAL ASSETS	$4,480,952	$4,784,155
LIABILITIES
Deposits:
Noninterest-bearing	$516,487	$460,519
Interest-bearing	3,020,049	3,258,292
Total Deposits	3,536,536	3,718,811
Borrowings:
Securities sold under repurchase agreements	125,687	122,311
Federal Home Loan Bank advances	129,749	360,217
Subordinated debentures, revolving credit lines and term loans	194,790	135,826
Total Borrowings	450,226	618,354
Interest payable	5,711	8,844
Other liabilities	24,694	42,243
Total Liabilities	4,017,167	4,388,252
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 116,000 shares	112,373
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 21,227,741 and 21,178,123 shares	2,653	2,647
Additional paid-in capital	206,600	202,299
Retained earnings	150,860	206,496
Accumulated other comprehensive loss	(8,826)	(15,664)
Total Stockholders' Equity	463,785	395,903
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,480,952	$4,784,155

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
(Dollars in thousands, except share data)	2009	2008	2007
INTEREST INCOME
Loans receivable:
Taxable	$205,616	$198,385	$207,268
Tax exempt	1,038	1,013	1,120
Investment securities:
Taxable	12,335	12,046	13,744
Tax exempt	9,587	5,855	6,548
Federal funds sold	118	28	172
Deposits with financial institutions	366	755	582
Federal Reserve and Federal Home Loan Bank stock	1,379	1,391	1,299
Total Interest Income	230,439	219,473	230,733
INTEREST EXPENSE
Deposits	58,391	67,581	89,921
Federal funds purchased	28	1,856	3,589
Securities sold under repurchase agreements	1,997	2,600	3,856
Federal Home Loan Bank advances	9,232	11,168	12,497
Subordinated debentures, revolving credit lines and term loans	7,445	6,884	7,750
Total Interest Expense	77,093	90,089	117,613
NET INTEREST INCOME	153,346	129,384	113,120
Provision for loan losses	122,176	28,238	8,507
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,170	101,146	104,613
OTHER INCOME
Service charges on deposit accounts	15,128	13,002	12,421
Fiduciary activities	7,409	8,031	8,372
Other customer fees	7,922	6,776	6,479
Commission income	6,397	5,824	5,113
Earnings on cash surrender value of life insurance	1,614	(267)	3,651
Net gains and fees on sales of loans	6,849	2,490	2,438
Net realized gains on sales of available for sale securities	11,141	599
Other-than-temporary impairment on available for sale securities	(11,134)	(2,682)
Portion of loss recognized in other comprehensive income before taxes	4,405
Net impairment losses recognized in earnings	(6,729)	(2,682)
Other income	1,470	2,594	2,077
Total Other Income	51,201	36,367	40,551
OTHER EXPENSES
Salaries and employee benefits	76,325	63,006	58,843
Net occupancy	10,250	7,711	6,647
Equipment	7,595	6,659	6,769
Marketing	2,134	2,311	2,205
Outside data processing fees	6,186	4,087	3,831
Printing and office supplies	1,419	1,214	1,410
Core deposit amortization	5,109	3,216	3,159
Write-off of unamortized underwriting expenses			1,771
FDIC assessments	10,394	857	322
Other expenses	32,146	19,731	17,225
Total Other Expenses	151,558	108,792	102,182
INCOME (LOSS) BEFORE INCOME TAX	(69,187)	28,721	42,982
Income tax expense (benefit)	(28,424)	8,083	11,343
NET INCOME (LOSS)	(40,763)	20,638	31,639
Preferred stock dividends and discount accretion	4,979
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(45,742)	$20,638	$31,639

NET INCOME (LOSS) PER SHARE:
Basic	$(2.17)	$1.14	$1.73
Diluted	$(2.17)	$1.14	$1.73

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	December 31,
(Dollars in thousands, except share data)	2009	2008	2007
Net income (loss)	$(40,763)	$20,638	$31,639
Other comprehensive losses net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of income tax (expense) benefit of $(5,587), $1,356 and $(1,437)	10,376	(2,518)	2,743
Unrealized gain (loss) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income, net of tax benefit of $1,333, $0 and $0	(2,476)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period, net of income tax (expense) benefit of $622, $(1) and $(501)	(933)	2	1,057
Reclassification adjustment for gains/(losses) included in net income net of income tax (expense) benefit of $1,544, ($833) and $0	(2,868)	1,250
Defined benefit pension plans, net of income tax (expense) benefit of ($1,826), $7,689 and ($1,827)
Net Gain Arising During Period	3,043	(11,518)	2,725
Prior Service Cost Arising During Period	(326)		30
Amortization of Prior Service Cost	22	(15)	(15)
	6,838	(12,799)	6,540
Comprehensive income (loss)	$(33,925)	$7,839	$38,179

The following table represents the components of accumulated other comprehensive income:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Net unrealized gain /(loss) on securities available for sale	$6,650	$1,824

Net unrealized gain/(loss) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,476)	(2,682)

Net realized gain(loss) on cash flow hedges		933

Defined Benefit Plans	(13,000)	(15,739)

	$(8,826)	$(15,664)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2006			18,439,843	$2,305	$146,460	$187,965	$(9,405)	$327,325
Net Income for 2007						31,639		31,639
Cash Dividends ($.92 per Share)						(16,854)		(16,854)
Other Comprehensive Income (Loss), Net of Tax							6,540	6,540
Tax Benefit from Stock Options Exercised					116			116
Share-based Compensation			3,292		1,468			1,468
Stock Issued Under Employee Benefit Plans			38,537	5	782			787
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			51,168	6	1,164			1,170
Stock Options Exercised			35,142	5	491			496
Stock Redeemed			(565,195)	(71)	(12,680)			(12,751)
Balances, December 31, 2007			18,002,787	$2,250	$137,801	$202,750	$(2,865)	$339,936
Net Income for 2008						20,638		20,638
Cash Dividends ($.92 per Share)						(16,775)		(16,775)
Effects of changing the pension plan measurement date pursuant to FASB No. 158
Service Cost, interest cost and expected rate of return on plan assets for October 1 - December 31, 2009, net of tax						(64)		(64)
Amortization of prior service costs for October 1 - December 31, 2007, net of tax						(53)		(53)
Cumulative preferred stock issued	125	$125						125
Other Comprehensive Income (Loss), Net of Tax							$(12,799)	(12,799)
Tax Benefit from Stock Options Exercised					$156			156
Share-based Compensation			225	$1	1,897			1,898
Stock Issued Under Employee Benefit Plans			50,119	6	767			773
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			44,554	6	1,015			1,021
Stock Options Exercised			122,890	15	1,618			1,633
Stock Redeemed			(134,169)	(17)	(2,171)			(2,188)
Issuance of Stock Related to Acquisitions			3,091,717	386	61,216			61,602
Balances, December 31, 2008	125	$125	21,178,123	$2,647	$202,299	$206,496	$(15,664)	$395,903
Net Loss for 2009						(40,763)		(40,763)
Cash Dividends on Common Stock ($.47 per Share)						(9,985)		(9,985)
Cash Dividends on Preferred Stock under Capital Purchase Program						(4,269)		(4,269)
Warrants issued under Capital Purchase Program					4,245			4,245
Accretion of Discount on Preferred Stock		619				(619)
Preferred Stock issued under Capital Purchase Program	116,000	111,754						111,754
Other Comprehensive Income, Net of Tax							6,838	6,838
Tax Benefit from Stock Options Exercised					60			60
Share-based Compensation			50,564	6	2,288			2,294
Stock Issued Under Employee Benefit Plans			122,572	16	809			825
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			65,015	8	519			527
Stock Options Exercised
Stock Redeemed			(14,059)	(2)	(191)			(193)
Adjustment to issuance of stock related to acquisition			(174,474)	(22)	(3,429)			(3,451)
Balances, December 31, 2009	116,125	$112,498	21,227,741	$2,653	$206,600	$150,860	$(8,826)	$463,785

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
(Dollars in thousands)	2009	2008	2007
Cash Flow From Operating Activities:
Net income (loss)	$(40,763)	$20,638	$31,639
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	122,176	28,238	8,507
Depreciation and amortization	5,962	4,613	4,331
Change in deferred taxes	(10,858)	(8,666)	(2,162)
Share-based compensation	2,294	1,898	1,468
Tax benefit from stock options exercised	(60)	(156)	(116)
Mortgage loans originated for sale	(305,778)	(102,591)	(123,051)
Proceeds from sales of mortgage loans	302,037	104,250	124,729
Gains on sales of securities available for sale	11,141	599
Recognized loss on other-than-temporary-impairment	(6,729)	(2,682)
Change in interest receivable	3,158	2,858	943
Change in interest payable	(3,133)	(1,217)	(1,001)
Pension adjustment for measurement date change		(117)
Other adjustments	(61,837)	(8,652)	4,731
Net cash provided by operating activities	$17,610	$39,013	$50,018
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$(35,202)	$10,716	$(13,647)
Purchases of:
Securities available for sale	(385,697)	(100,988)	(69,536)
Securities held to maturity	(165,844)	(29,058)	(8,466)
Proceeds from sales of securities available for sale	309,246	60,335	7,219
Proceeds from maturities of
Securities available for sale	134,337	139,825	81,069
Securities held to maturity	38,568	17,042	7,418
Proceeds from sales of mortgages	33,452		26,773
Purchase of Federal Reserve and Federal Home Loan Bank stock	(4,257)	(261)	(1,559)
Purchase of bank owned life insurance		(706)	(4,500)
Net cash paid in acquisitions		6,934	(370)
Net change in loans	296,416	(250,621)	(221,873)
Proceeds from the sale of other real estate owned	39,595	10,775	3,633
Other adjustments	(2,125)	(4,181)	(4,143)
Net cash provided (used by) investing activities	$258,489	$(140,188)	$(197,982)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$184,228	$74,992	$65,035
Certificates of deposit and other time deposits	(366,503)	144,328	28,548
Borrowings	126,587	961,074	457,157
Repayment of borrowings	(294,715)	(1,048,161)	(331,016)
Cash dividends on common stock	(9,985)	(16,775)	(16,852)
Cash dividends on preferred stock	(4,269)
Stock issued under employee benefit plans	825	773	787
Stock issued under dividend reinvestment and stock purchase plans	527	1,021	1,170
Stock options exercised		1,633	496
Cumulative preferred stock issued	116,000	125
Tax benefit from stock options exercised	60	156	116
Stock redeemed	(193)	(2,188)	(12,751)
Net cash provided by (used in) financing activities	$(247,438)	$116,978	$192,690
Net Change in Cash and Cash Equivalents	28,661	15,803	44,726
Cash and Cash Equivalents, January 1	150,486	134,683	89,957
Cash and Cash Equivalents, December 31	$179,147	$150,486	$134,683
Additional cash flows information:
Interest paid	$80,226	$89,570	$118,614
Income tax paid	3,184	18,393	12,206
Loans transferred to other real estate owned	42,708	24,647	4,038

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation (“the Corporation”), and its wholly owned subsidiaries, First Merchants Bank, N.A. (“the Bank”), First Merchants Trust Company, National Association (“FMTC”), First Merchants Insurance Group, Inc. (“FMIG”), and First Merchants Reinsurance Company (“FMRC”), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.

On December 31, 2008, the Corporation acquired Lincoln Bancorp, parent company of Lincoln Bank, through a merger of Lincoln Bancorp into the Corporation. Lincoln Bank added seventeen Indiana banking locations in the Indianapolis area. The banking locations are in Avon, Bargersville, Brownsburg, Crawfordsville, Frankfort, Franklin, Greenwood, Mooresville, Morgantown, Nashville, Plainfield and Trafalgar. Lincoln also had two loan production offices located in Carmel and Greenwood, Indiana.

During 2009, the Corporation completed two charter mergers of affiliate banks. On April 17, 2009 the merger of the Lincoln Bank charter into First Merchants Bank of Central Indiana, National Association, was completed and on September 25, 2009, the Corporation completed the merger of three of its subsidiary banks and charters into its single remaining full service bank charter. The three merged charters were First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank.

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

The Corporation is a financial holding company whose principal activity is the ownership and management of the Bank and operates in a single significant business segment. The Bank operates under a national bank charter and provides full banking services. As a national bank, the Bank is subject to the regulation of the Office of Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations. The Bank must undergo regular on-site examinations by the OCC and FDIC and must submit periodic reports to both.

The Bank generates commercial, mortgage, and consumer loans and receives deposits from customers located primarily in central Indiana and Butler, Franklin and Hamilton counties in Ohio. The addition of Lincoln added seventeen locations to central Indiana. The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets and business assets.

CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and all its subsidiaries, after elimination of all material intercompany transactions.

FAIR VALUE MEASUREMENTS

The Corporation used fair value measurements to record fair value adjustments, to certain assets, and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted ASC 820 for all applicable financial and nonfinancial assets and liabilities. The accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.

As defined in ASC 820, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants. It represents an exit price at the measurement date. Market participants are buyers and sellers, who are independent, knowledgeable, and willing and able to transact in the principal (or most advantageous) market for the asset or liability being measured. Current market conditions, including imbalances between supply and demand, are considered in determining fair value. The Corporation values its assets and liabilities in the principal market where it sells the particular asset or transfers the liability with the greatest volume and level of activity. In the absence of a principal market, the valuation is based on the most advantageous market for the asset or liability (i.e., the market where the asset could be sold or the liability transferred at a price that maximizes the amount to be received for the asset or minimizes the amount to be paid to transfer the liability).

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability. Inputs can be observable or unobservable. Observable inputs are those assumptions which market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from a source independent of the Corporation. Unobservable inputs are assumptions based on the Corporation’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date. All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy which gives the highest ranking to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted prices for similar assets; (ii) observable inputs for the asset or liability, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

FAIR VALUE MEASUREMENTS continued

the fair value measurement in its entirety. The Corporation considers an input to be significant if it drives 10 percent or more of the total fair value of a particular asset or liability.

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

Effective April 1, 2009, the Corporation adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10).  When the Corporation does not intend to sell a debt security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Corporation’s consolidated statement of operations as of December 31, 2009, reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available for sale and held to maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For equity securities, when the Corporation has decided to sell an impaired available for sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Corporation recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include treasury securities, agencies, mortgage backs, state and municipal, corporate obligations, and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include corporate obligations and municipal securities.

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

LOANS held in the Corporation’s portfolio are carried at the principal amount outstanding. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. A loan is impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. In applying the provisions of ASC 310, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectable. Interest income is subsequently

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

LOANS continued

recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

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

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the Bank’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

ALLOWANCE FOR LOAN LOSSES is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation’s methodology for assessing the appropriateness of the allowance consists of three key elements – the determination of the appropriate reserves for specifically identified loans, historical losses, and economic, environmental or qualitative factors.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in ASC 310. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Reserves are established for each pool of loans using loss rates based on a three-year average net charge off history by loan category.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge off rates, changes in mix, concentration of loans in specific industries, asset quality trends (delinquencies, charge offs and nonaccrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation’s internal loan review.

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

FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK are required investments for institutions that are members of the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

INTANGIBLE ASSETS that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over 3 to 20 years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

GOODWILL is maintained by applying the provisions of ASC 350. Goodwill is reviewed for impairment annually, or more often if events or circumstances indicate there may be impairment, in accordance with this statement with any loss recognized through the income statement, at that time.

OTHER REAL ESTATE OWNED consists of assets acquired through, or in lieu of, loan foreclosure and are held for sale. They are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

DERIVATIVE INSTRUMENTS are carried at the fair value of the derivatives and reflects the estimated amounts that we would receive to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. Interest rate floors are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors. The projected cash receipts on the floor are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower’s interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

DERIVATIVE INSTRUMENTS continued

credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under ASC 815 and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820), resulting in some volatility in earnings each period.

INCOME TAX in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries.

The Corporation adopted the provisions of the ASC 740 - Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 - Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740 – Income Taxes, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2006.

STOCK OPTION AND RESTRICTED STOCK AWARD PLANS are maintained by the Corporation and are described more fully in Note 16.  Shared-based Compensation, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year.

RECLASSIFICATIONS have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

CURRENT ECONOMIC CONDITIONS continue to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

The accompanying financial statements have been prepared using values and information currently available to the Corporation.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Corporation’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

NOTE 2

BUSINESS COMBINATIONS

On December 31, 2008, the Corporation acquired 100 percent of the outstanding shares of Lincoln Bancorp, the holding company of Lincoln Bank. Lincoln Bank was a state chartered bank headquartered in Plainfield, Indiana. Lincoln Bancorp was merged into the Corporation and Lincoln Bank initially maintained its state charter as a wholly owned subsidiary of the Corporation. During 2009, Lincoln Bank was merged into the national bank charter of First Merchants Bank of Central Indiana, National Association.  Lincoln Bank had seventeen banking centers in Brown, Clinton, Hamilton, Hendricks, Johnson, Montgomery and Morgan counties in Indiana.  As a result of this acquisition, the Corporation has had the opportunity to increase its customer base and continue to increase its market share in the Indianapolis area.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

BUSINESS COMBINATIONS continued

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

December 31, 2008
Cash	$7,177
Interest bearing time deposits	24,608
Investment securities	122,093
Mortgage loans held for sale	2,219
Loans, net of allowance for loan losses of $8,679	626,058
Premises and equipment	15,624
Federal Home Loan Bank stock	8,808
Interest receivable	3,465
Core deposit intangible	12,461
Goodwill	19,813
Cash surrender value of life insurance	21,903
Other real estate owned	3,017
Other assets	11,788
Total Assets Acquired	$879,034

Deposits	653,157
Securities sold under repurchase agreements	15,300
FHLB advances	121,367
Interest payable	1,736
Other liabilities	10,184
Total Liabilities	$801,744

Net Assets Acquired	$77,290

The following table presents pro forma information for the periods ended December 31, 2008 and 2007, as if the acquisitions had occurred at the beginning of 2008 and 2007. The pro forma financial information is not indicative of the results of operations had the transaction been effected on the assumed dates and is not intended to be a projection of future results.

	December 31,
	2008	2007
Net Interest Income	$106,495	$134,906
Net Income (Loss)	$(13,638)	$33,387
Per Share - Combined:
Basic Net Income	$(5.20)	$2.08
Diluted Net Income	$(5.20)	$2.07

On April 1, 2008, the Corporation acquired Patishall Insurance Agency, Inc. (“Patishall”), which was merged into First Merchants Insurance Group, Inc., a wholly owned subsidiary of the Corporation. The Corporation issued approximately 51,302 shares of its common stock at a cost of $28.513 per share to complete the transaction. This transaction was deemed to be an immaterial acquisition.

Purchased Loans subject to ASC 310-30

ASC 310-30 addresses accounting for differences between contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, ASC 310-30 applies to loans and debt securities acquired individually, in pools, or as a part of a business combination. It is not applicable to loans originated by the lender. The application of ASC 310-30 limits interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, ASC 310-30 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. ASC 310-30 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

BUSINESS COMBINATIONS continued

The Corporation purchased loans on December 31, 2008, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans was reduced by $2,003,000 to reflect the revised cash flows expected to be collected. Of the six loans included at December 31, 2008, one loan paid down by 30 percent of the outstanding balance and the remainder was charged off. A second loan was charged off in its entirety. The remaining four loans were performing at December 31, 2009. The carrying amount of these loans is as follows as of December 31, 2009 and 2008.

	December 31,
	2009	2008
Commercial real estate	$5,345	$10,320
Outstanding Balance	$5,345	$10,320
Carrying amount, net of allowance	$4,065	$8,317

These loans were considered impaired at December 31, 2008 and no accretable yield was assigned at the date of acquisition or during 2009.

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2009, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.
Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000. The increase in federally insured limits is currently set to expire December 31, 2013. At December 31, 2009, the Corporation’s interest-bearing cash accounts held by other institutions exceeded federally insured limits by approximately $174,509,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Effective October 1, 2009, the FDIC extended their Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Some of the financial institutions holding the Corporation’s cash accounts are participating in this program, while others have chosen to opt out and not participate. At December 31, 2009, the Corporation did not have any deposits in noninterest-bearing cash accounts held by institutions that have opted out of the FDIC’s Transaction Account Guarantee Program that exceeded the FDIC’s insurance limit.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2009, was $21,968,000.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
U.S. Government-sponsored agency securities	$4,350	$56		$4,406
State and municipal	236,933	9,307	$9	246,231
Mortgage-backed securities	154,488	2,321	831	155,978
Corporate Obligations	9,585	310	4,733	5,162
Equity securities	1,830			1,830
Total available for sale	407,186	11,994	5,573	413,607
Held to maturity at December 31, 2009
U.S. Treasury
State and municipal	15,990	327	13	16,304
Mortgage-backed securities	133,520		2,488	131,032
Total held to maturity	149,510	327	2,501	147,336
Total Investment Securities	$556,696	$12,321	$8,074	$560,943

Available for sale at December 31, 2008
U.S. Government-sponsored agency securities	$15,451	$218		$15,669
State and municipal	156,426	3,220	$107	159,539
Mortgage-backed securities	265,820	4,472	215	270,077
Corporate Obligations	19,822		8,978	10,844
Equity securities	3,507			3,507
Total available for sale	461,026	7,910	9,300	459,636
Held to maturity at December 31, 2008
U.S. Treasury	11,675		1	11,674
State and municipal	10,666	93	264	10,495
Mortgage-backed securities	7			7
Total held to maturity	22,348	93	265	22,176
Total Investment Securities	$483,374	$8,003	$9,565	$481,812

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The historical cost of these investments totaled $190,112,000 and $69,908,000 at December 31, 2009 and 2008, respectively.  Total fair value of these investments was $182,038,000 and $60,343,000, which is approximately 32.3 and 12.5 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2009 and 2008, respectively.

Except as discussed below, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment as of December 31, 2009.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. The Corporation currently holds seven trust preferred pool securities and one single issuer security.  Such investments have an amortized cost of $9.6 million and a fair value of $5.2, which is only 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized broker quotes to determine their fair value.

The Corporation utilizes a third party for portfolio accounting services, including market value input.  The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing our portfolio and how the vendor was classifying these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable the classifications are proper.  The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.   Discount rates used in the cash flow analysis on these variable rate securities were those margins in effect at the inception of the security added to the appropriate three-month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. These spreads ranged from .85 percent to 1.57 percent spread over LIBOR.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

Mortgage-backed Securities

The unrealized losses on the Corporation’s investment in mortgage-backed securities were a result of interest rate increases. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2009  As noted in the table below, the mortgage-backed securities portfolio contains unrealized losses of $831,000 on eleven securities and $2,488,000 on twenty-one securities in the available for sale and held to maturity portfolios respectively.   All but one of these securities is issued by a government sponsored entity.  The unrealized loss on the single security not issued by a government sponsored entity, included in the table above, is $28,000.

State and Political Subdivisions

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2009.  As noted in the table above, the state and political subdivision securities portfolio contains unrealized losses of $9,000 on ten securities and $13,000 on three securities in the available for sale and held to maturity portfolios respectively.

Other Securities

The Corporation’s unrealized losses on trust preferred securities total $4.7 million on a book value of $9.6 million. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. The Corporation has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation has recognized a loss of $6,729,000 in 2009, equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment securities to be other-than-temporarily impaired at December 31, 2009.

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors.  The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in 2009	Accumulated Credit Losses in 2008
Credit losses on debt securities held:
Balance, January 1	$2,682
Additions related to other-than-temporary losses not previously recognized	6,729	$2,682
Balance, December 31	$9,411	$2,682

In 2008, the Corporation recorded an other-than-temporary impairment write-down of $1,440,000 related to its investments in the preferred securities issued by FHLMC in the third quarter of 2008 and an other-than-temporary impairment write-down of $1,242,000 related to a smaller trust preferred pool in the fourth quarter of 2008 for an annual total in 2008 of $2,682,000, equal to the credit loss associated with these securities.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment Securities at December 31, 2009
State and municipal	$7,813	$(20)	$138	$(2)	$7,951	$(22)
Mortgage-backed securities	171,779	(3,319)			171,779	(3,319)
Corporate obligations	1,125	(656)	1,183	(4,077)	2,308	(4,733)
Total Temporarily Impaired Investment Securities	$180,717	$(3,995)	$1,321	$(4,079)	$182,038	$(8,074)

Temporarily Impaired Investment Securities at December 31, 2008
U.S. Treasury	$11,374	$(1)			$11,374	$(1)
State and municipal	10,274	(124)	$3,582	$(247)	13,856	(371)
Mortgage-backed securities	13,315	(47)	11,755	(168)	25,070	(215)
Corporate obligations	7,302	(69)	2,741	(8,909)	10,043	(8,978)
Total Temporarily Impaired Investment Securities	$42,265	$(241)	$18,078	$(9,324)	$60,343	$(9,565)

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2009
Due in one year or less	$21,755	$21,919	$7,334	$7,346
Due after one through five years	37,587	39,046	525	547
Due after five through ten years	31,432	32,958	3,490	3,494
Due after ten years	160,094	161,876	4,641	4,917
	$250,868	$255,799	$15,990	$16,304

Mortgage-backed securities	136,796	138,282	133,516	131,028
Other asset-backed securities	17,692	17,696	4	4
Equity securities	1,830	1,830

Total Investment Securities	$407,186	$413,607	$149,510	$147,336

Securities with a carrying value of approximately $261,691,000, $281,925,000 and $191,470,000 were pledged at December 31, 2009, 2008 and 2007, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Proceeds from sales and redemptions of securities available for sale during 2009, 2008 and 2007 were $309,246,000, $60,335,000 and $7,219,000, respectively.  Gross gains of $11,158,000, $653,000 and $0 in 2009, 2008 and 2007, and gross losses of $17,000, $54,000 and $0 in 2009, 2008 and 2007, were realized on those sales.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE

The following table shows the composition of the Corporation’s loan portfolio for the years indicated:

	December 31,
	2009	2008
Loans:
Commercial and industrial loans	$675,860	$904,646
Agricultural production financing and other loans to farmers	121,031	135,099
Real estate loans
Construction	158,725	252,487
Commercial and farm land	1,254,115	1,202,372
Residential	841,584	956,245
Individual's loans for household and other personal expenditures	154,132	201,632
Tax-exempt loans	22,049	28,070
Lease financing receivables, net of unearned income	7,135	8,996
Other loans	35,157	32,405
	3,269,788	3,721,952
Allowance for loan losses	(92,131)	(49,543)
Total Loans	$3,177,657	$3,672,409

Residential Real Estate Loans Held for Sale at December 31, 2009 and 2008 were $8,036,000 and $4,295,000, respectively.

The following table summarizes changes in the allowance for loan losses for the years indicated:

	2009	2008	2007
Allowance for loan losses:
Balances, January 1	$49,543	$28,228	$26,540
Provision for losses	122,176	28,238	8,507
Adjustment related to acquisition	2,040
Recoveries on loans	7,966	7,024	1,738
Loans charged off	(89,594)	(22,626)	(8,557)
Allowance acquired in acquisition		8,679
Balances, December 31	$92,131	$49,543	$28,228

Information on non-performing assets including nonaccruing, contractually past due 90 days or more other than nonaccruing, real estate owned,  renegotiated loans and impaired loans is summarized below:

	December 31, 2009	December 31, 2008
Non-Performing Assets:
Non-accrual loans	$118,409	$87,546
Renegotiated loans	8,833	130
Non-performing loans (NPL)	127,242	87,676
Real estate owned and repossessed assets	14,879	18,458
Non-performing assets (NPA)	142,121	106,134
90+ days delinquent and still accruing	3,967	5,982
NPAS & 90+ days delinquent	$146,088	$112,116
Impaired Loans	$178,754	$206,126

In years prior to 2009, the Corporation globally included all classified loans, including substandard, doubtful and loss credits in impaired loans.  At December 31, 2009, management refined the definition of impaired loans to be more specific and include all non-accrual loans, renegotiated loans as well as substandard, doubtful and loss grade loans that were deemed impaired according to guidance set forth in ASC 310.  A loan is deemed impaired when, based on current information or events; it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.

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

	2009	2008	2007
As of, and for the year ending December 31:
Impaired loans with an allowance	$67,051	$25,397	$21,304
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	111,703	180,729	65,645
Total Impaired Loans	$178,754	$206,126	$86,949

Total Impaired Loans as a Percent of Total Loans	5.47%	5.53%	3.02%

Allowance for Impaired Loans (included in the Corporation's Allowance for Loan Losses)	$26,279	$9,790	$6,034
Average Balance of Impaired Loans	236,669	229,608	103,272
Interest Income Recognized on Impaired Loans	7,238	8,078	6,675
Cash Basis Interest Included Above	2,567	997	1,143

NOTE 6

PREMISES AND EQUIPMENT

	2009	2008
Cost at December 31:
Land	$14,318	$14,839
Buildings and Leasehold Improvements	60,344	61,295
Equipment	50,319	49,817
Total Cost	124,981	125,951
Accumulated Depreciation and Amortization	(69,177)	(66,310)
Net	$55,804	$59,641

The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2009, 2008 and 2007 was $2,555,000, $2,213,000 and $2,477,000 respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2009, expiring at various dates through the year 2016 are as follows for the years ending December 31:

2010	$2,261
2011	2,062
2012	1,653
2013	895
2014	810
After 2014	315
Total Future Minimum Obligations	$7,996

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 7

GOODWILL

The changes in the carrying amount of goodwill at December 31 are noted below.  No impairment loss was recorded in 2009 and 2008.

	2009	2008
Balance, January 1	$143,482	$123,444
Goodwill acquired		21,228
Adjustment to 2008 goodwill acquired	(2,125)
Write-off from sale of subsidiary assets		(1,190)
Balance, December 31	$141,357	$143,482

The impact of deteriorating economic conditions has significantly impacted the banking industry in 2009 and has impacted the financial results of the Corporation.  Therefore, while only required to test goodwill annually, the Corporation tested goodwill for impairment on three separate occasions during 2009 (most recently as of November 30, 2009).  In all valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

NOTE 8

CORE DEPOSIT AND OTHER INTANGIBLES

The carrying basis and accumulated amortization of recognized core deposit and other intangibles at December 31 were:

	2009	2008
Gross Carrying Amount	$45,422	$45,422
Accumulated Amortization	(28,039)	(22,930)
Core Deposit and Other Intangibles	$17,383	$22,492

Amortization expense for the years ended December 31, 2009, 2008 and 2007, was $5,109,000, $3,216,000 and $3,159,000, respectively. Estimated amortization expense for each of the following five years is:

2010	$4,721
2011	3,548
2012	1,858
2013	1,441
2014	1,437
After 2014	4,378
$17,383

NOTE 9

DEPOSITS

	2009	2008
Deposits at December 31,
Demand Deposits	$1,308,741	$1,136,267
Savings Deposits	733,142	721,387
Certificates and Other Time Deposits of $100,000 or more	438,264	546,081
Other Certificates and Time Deposits	1,056,389	1,315,076
Total Deposits	$3,536,536	$3,718,811

Certificates and Other Time Deposits Maturing in Years Ending December 31:
2010	$904,207
2011	404,004
2012	102,789
2013	59,914
2014	17,119
After 2014	6,620
$1,494,653

Time deposits obtained through brokers were $274,880,000 and $477,283,000 at December 31, 2009 and 2008, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

BORROWINGS

	2009	2008
Borrowings at December 31:
Securities Sold Under Repurchase Agreements	$125,687	$122,311
Federal Home Loan Bank Advances	129,749	360,217
Subordinated Debentures, Revolving Credit Lines and Term Loans	194,790	135,826
Total Borrowings	$450,226	$618,354

Securities sold under repurchase agreements consist of obligations of the Bank to other parties. The obligations are secured by U.S. Treasury and U.S. Government Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2009 and 2008 totaled $127,602,000 and $122,311,000, respectively, and the average of such agreements totaled $117,181,000 and $99,840,000 during 2009 and 2008, respectively.

Maturities of securities sold under repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans as of December 31, 2009, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures Revolving Credit Lines and Term Loans
2010	$101,437	$45,850
2011		18,934
2012	14,250	50,640	$78,964
2013		416
2014	10,000	1,331
After 2014		12,578	115,826
	$125,687	$129,749	$194,790

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans and all otherwise unpledged investment securities in an amount equal to at least 145 percent of these advances. Advances, with interest rates from 3.88 to 6.84 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2009, was $145,964,000.

Subordinated Debentures, Revolving Credit Lines and Term Loans. Four borrowings were outstanding on December 31, 2009, for $194,790,000.

•
First Merchants Capital Trust II. The subordinated debenture, entered into on July 2, 2007, for $56,702,000 will mature on September 15, 2037. The Corporation may redeem the debenture no earlier than September 15, 2012, subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest is fixed at 6.495 percent for the period from the date of issuance through September 15, 2012, and thereafter, at an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

•
CNBC Statutory Trust I. As part of the March 1, 2003, acquisition of CNBC Bancorp, the Corporation assumed $4,124,000 of a junior subordinated debenture entered into on February 22, 2001. The subordinated debenture of $4,124,000 will mature on February 22, 2031. Interest is fixed at 10.20 percent and payable on February 22 and August 22 of each year. The Corporation may redeem the debenture, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.10 percent of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System. The Corporation holds all of the outstanding common securities of CNBC Statutory Trust I.

•
Bank of America, N.A., as successor to LaSalle Bank National Association.  The Corporation currently has a $55 million credit facility with Bank of America, N.A. comprised of (a) a term loan in the principal amount of $5.0 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50.0 million (the “Subordinated Debt”).  Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015.  The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank.

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement. At June 30, 2009, the Corporation failed to comply with a financial covenant in the Loan Agreement requiring the Corporation to maintain, on an annualized basis, a minimum return on average total assets of at least 0.35%.  On August 21, 2009, Bank of America provided notice to the Corporation that its noncompliance with the earnings covenant has caused an event of default under the Loan Agreement.  In addition, as of December 31, 2009, the Corporation failed to meet the minimum return on average total assets covenant and a second financial covenant in the Loan Agreement requiring the Corporation to maintain a certain asset quality ratio less than 25%.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

BORROWINGS continued

The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3% per annum to the Term Loan.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant.  To date, Bank of America has chosen to apply the default rate, but not to accelerate the Term Loan based on the Corporation’s failure to meet these financial covenants.

•
Temporary Liquidity Guarantee Program. On March 31, 2009, the Bank, entered into $79,000,000 of 2.625% Senior Notes (the “Notes”) due on March 30, 2012 through a pooled offering. Including the FDIC fee, underwriting, legal and accounting expenses, the effective rate is 3.812%. The Notes are guaranteed by the Federal Deposit Insurance Corporation under its Temporary Liquidity Guarantee Program and are backed by the full faith and credit of the United States. The Notes are issued by the Bank and are not an obligation of, or guaranteed by, the Corporation. In connection with the FDIC's Temporary Liquidity Guarantee Program, the Bank entered into a Master Agreement with the FDIC on January 16, 2009. The Master Agreement contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that is guaranteed pursuant to the FDIC's Temporary Liquidity Guarantee Program.

Subordinated Debentures, Revolving Credit Lines and Term Loans. Three borrowings listed above were also outstanding on December 31, 2008, for $135,826,000.

•
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

•
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

•
Bank of America, N.A., as successor to LaSalle Bank National Association. A Loan and Subordinated Debenture Loan Agreement (“LaSalle Agreement”) was entered into with Bank of America (LaSalle Bank) on March 25, 2003 and later amended as of February 15, 2008. On December 31, 2008, the LaSalle Agreement includes three credit facilities:

o
The Term Loan of $5,000,000 matures on February 15, 2015. Interest is calculated at a floating rate equal to the lender’s base rate or LIBOR plus 1.00 percent (the default rate had not yet been implemented). The Term Loan was secured by 100 percent of the common stock of the Bank.

o
A Revolving Loan with a balance of $20,000,000 at December 31, 2008. Interest was payable quarterly based on a floating rate equal to the lender’s base rate or LIBOR plus 1.00 percent. Principal and interest were due on or before February 15, 2009. The Revolving Loan is secured by 100 percent of the Bank. At December 31, 2008, the Corporation was in violation of capital and earnings covenants with Bank of America (LaSalle Bank) on this Revolving Loan. The covenant required the Corporation to exceed a minimum return on average assets of 75 basis points over the most recent four quarter period. During 2009, the Revolving Loan was paid in full.

o
The Subordinated Debenture of $50,000,000 maturing on February 15, 2015. Interest is calculated at a floating rate equal to the lender’s base rate or LIBOR plus 1.25 percent. The Subordinated Debenture is treated as Tier 2 Capital for regulatory capital purposes and is unconditionally guaranteed by the Corporation.

NOTE 11

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $202,757,000 $231,548,000 and $115,618,000 at December 31, 2009, 2008 and 2007, respectively, the amount of capitalized servicing assets is considered immaterial.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 12

INCOME TAX

	2009	2008	2007
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$(13,387)	$16,533	$13,343
State	(4,179)	216	162
Deferred:
Federal	(15,037)	(8,450)	(1,664)
State	4,179	(216)	(498)
Total Income Tax Expense (Benefit)	$(28,424)	$8,083	$11,343

Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory income Tax at 35%	$(24,216)	$10,052	$15,043
Tax-exempt Interest	(3,623)	(2,226)	(2,259)
Effect of State Income Taxes			(220)
Stock Compensation	205	176	167
Earnings on Life Insurance	(550)	124	(1,231)
Tax Credits	(758)	(177)	(348)
Other	518	134	191
Actual Tax Expense (Benefit)	$(28,424)	$8,083	$11,343

Tax expense (benefit) applicable to security gains and losses, including unrealized losses relating to other-than-temporary impairment charges, for the years ended December 31, 2009, 2008 and 2007, was $1,544,000, $(833,000) and $0, respectively.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With a few exceptions, the Corporation is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006.

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2009	2008
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$38,083	$20,946
Differences in Accounting for Loan Fees	499	386
Deferred Compensation	7,488	6,564
Difference in Accounting for Pensions and Other Employee Benefits	8,616	4,207
Federal & State Income Tax Loss Carryforward and Credits	12,220	3,706
Net Unrealized Loss on Securities Available for Sale		2,688
Other	3,923	814
Total Assets	70,829	39,311
Liabilities:
Differences in Depreciation Methods	5,247	4,053
Differences in Accounting for Loans and Securities	3,849	2,822
State Income Tax	356	332
Net Unrealized Gain on Securities Available for Sale	2,247
Other	1,594	3,711
Total Liabilities	13,293	10,918
Net Deferred Tax Asset Before Valuation Allowance	57,536	28,393
Valuation allowance:
Beginning Balance
Increase During the Year	(12,680)
Ending Balance	(12,680)
Net Deferred Tax Asset	44,856	28,393

The increase in the Corporation’s net deferred tax asset was primarily driven by significant increases in the timing differences associated with the deductibility of the provision for loan losses, other real estate owned expenses, and other than temporary impairment on available for sale securities.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 12

INCOME TAX continued

The Corporation has recorded a valuation allowance of $12,680,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INCOME TAXES”.  No valuation allowance has been recorded against the federal deferred tax asset as the Corporation anticipates full utilization.  The strength of the Corporation’s earnings is the primary reason full utilization is expected.  As the credit environment stabilizes, the earnings power of the Corporation will be evidenced by improved financial performance, in line with pre-2009 results.

As of December 31, 2009, the Corporation had approximately $96,570,000 of state tax loss carryforward available to offset future franchise tax.  This state loss carryforward has a full valuation allowance.  Also, the Corporation had approximately $9,932,000 of federal tax loss carryforward available to offset future federal tax.  The federal loss carryforward expires in 2028.  Management believes the Corporation will be able to fully utilize the benefit recorded for the federal loss carryforwards within the allotted time period.

NOTE 13

COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements.  The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated balance sheets.

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2009	2008
Amounts of commitments:
Loan commitments to extend credit	$686,809	$794,240
Standby letters of credit	$44,248	$31,194

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Corporation and subsidiaries are also subject to claims and lawsuits, which arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Corporation.

NOTE 14

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year.  National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years.  The amount at December 31, 2009, available for 2010 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $11,279,000.

Total stockholders' equity for all subsidiaries at December 31, 2009, was $540,750,000 of which $529,471,000 was restricted from dividend distribution to the Corporation.

The Corporation has a Dividend Reinvestment and Stock Purchase Plan, enabling stockholders to elect to have their cash dividends on all shares held automatically reinvested in additional shares of the Corporation’s common stock. In addition, stockholders may elect to make optional cash payments up to an aggregate of $2,500 per quarter for the purchase of additional shares of common stock.  The stock is credited to participant accounts at fair market value.  Dividends are reinvested on a quarterly basis.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 15

REGULATORY CAPITAL AND CAPITAL PURCHASE PROGRAM

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations.

At December 31, 2009, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, a bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively.

As of December 31, 2009, the Bank was "well capitalized" based on the "prompt corrective action" ratios described above. It should be noted that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

Capital Purchase Program

On February 20, 2009, the Corporation entered into a Letter Agreement (Purchase Agreement) with the U.S. Treasury (Treasury), pursuant to which the Corporation agreed to issue and sell (a) 116,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock and (b) a warrant to purchase 991,453 shares of the Corporation’s common stock for an aggregate purchase price of $116 million in cash.

The Preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by the Corporation after three years.  The Warrant has a ten year term and is immediately exercisable with an exercise price of $17.55 per share of common stock.  Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

In the Purchase Agreement, the Corporation agreed that, until such time as Treasury ceases to own any debt or equity securities of the Corporation, acquired pursuant to the Purchase Agreement, the Corporation will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (EESA) as implemented by any guidance or regulation under EESA that has been issued and is in effect as of the date of issuance of the Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

Upon issuance of the Preferred Stock on February 20, 2009, the ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions, including the restriction against increasing dividends from the last quarterly cash dividend per share of $.23 declared on the common stock prior to the issuance date.  The redemption, purchase or other acquisition of trust preferred securities of the Corporation or its affiliates also is restricted.  These restrictions will terminate the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or Treasury has transferred all of the Preferred Stock to third parties.  In addition, the ability to declare or pay dividends, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Corporation fails to declare and pay full dividends on its Preferred Stock.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 15

REGULATORY CAPITAL AND CAPITAL PURCHASE PROGRAM continued

Actual and required capital amounts and ratios are listed below.

	2009				2008
			Required For				Required For
	Actual		Adequate Capital		Actual		Adequate Capital
December 31,	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Consolidated	$448,774	13.04%	$275,257	8.00%	$385,452	10.24%	$313,423	8.00%
First Merchants1	424,276	12.40	273,691	8.00	181,281	10.52	137,842	8.00
Central Indiana1					28,830	11.42	20,205	8.00
Lincoln1					56,010	7.86	57,012	8.00
Lafayette1					84,568	12.94	55,306	8.00
Commerce National1					57,367	10.58	43,385	8.00

Tier I Capital (to Risk-weighted Assets)
Consolidated	$355,159	10.32%	$137,628	4.00%	$286,473	7.71%	$156,711	4.00%
First Merchants1	380,906	11.13	136,846	4.00	159,767	9.27	68,921	4.00
Central Indiana1					26,089	10.33	10,102	4.00
Lincoln1					47,975	6.64	28,506	4.00
Lafayette1					75,920	11.69	27,653	4.00
Commerce National1					51,884	9.57	21,692	4.00

Tier I Capital (to Average Assets)
Consolidated	$355,159	8.20%	$173,157	4.00%	$286,473	8.16%	$148,164	4.00%
First Merchants1	380,906	8.74	174,250	4.00	159,767	8.05	79,366	4.00
Central Indiana1					26,089	8.41	12,401	4.00
Lincoln1					47,975	5.90	32,071	4.00
Lafayette1					75,920	9.28	34,834	4.00
Commerce National1					51,884	8.51	24,379	4.00

NOTE 16

SHARE-BASED COMPENSATION

Stock  options  and  restricted  stock  awards  (“RSAs”)  have  been  issued  to directors,  officers and other management employees under the Corporation’s 1994 Stock  Option  Plan, the 1999  Long-term  Equity  Incentive  Plan and the 2009 Long-term Equity Incentive Plan. The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation’s common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation’s common stock at no cost to the holder and generally vest after three years. The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited. Deferred stock units (“DSUs”) have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation’s 2008 Equity Compensation Plan for Non-employee Directors. DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan. As of December 31, 2009, there were 3,786 DSUs credited to the non-employee directors.

The Corporation’s 2009 Employee Stock Purchase Plan (“ESPP”) provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000.

1 During 2009, the Corporation completed two charter consolidations of affiliate banks. On April 17, 2009 the consolidation of the Lincoln Bank charter into First Merchants Bank of Central Indiana, National Association, was complete and on September 25, 2009, the Corporation completed the merger of three of its subsidiary banks and charters into its single remaining full service bank charter. The three merged charters were First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

SHARE-BASED COMPENSATION continued

ASC 718 requires the Corporation to record compensation expense related to unvested share-based awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of ASC 718 and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three years ended December 31, 2009, 2008 and 2007 were $2,294,000, $1,898,000 and $1,468,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Statements of Operations.

The estimated fair value of the stock options granted during 2009, 2008 and 2007 was calculated using a Black Scholes option pricing model. The following summarizes the assumptions used in the 2009 Black Scholes model:

	2009	2008	2007
Risk-free interest rate	2.03%	2.69%	4.67%
Expected price volatility	35.19%	32.13%	29.76%
Dividend yield	3.72%	3.68%	3.64%
Forfeiture rate	4.00%	5.00%	5.00%
Weighted-average expected life, until exercise	6.57 years	6.53 years	5.99 years

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

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 4 percent for the year ended December 31, 2009, based on historical experience.

The following table summarizes the components of the Corporation’s share-based compensation awards recorded as expense:

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Stock and ESPP Options
Pre-tax compensation expense	$832	$650	$602
Income tax benefit	(87)	(49)	(41)
Stock and ESPP option expense, net of income taxes	$745	$601	$561
Restricted Stock Awards
Pre-tax compensation expense	$1,462	$1,248	$866
Income tax benefit	(501)	(437)	(303)
Restricted stock awards expense, net of income taxes	$961	$811	$563
Total Share-Based Compensation:
Pre-tax compensation expense	$2,294	$1,898	$1,468
Income tax benefit	(588)	(486)	(344)
Total share-based compensation expense, net of income taxes	$1,706	$1,412	$1,124

As of December 31, 2009, unrecognized compensation expense related to stock options and RSAs totaling $431,000 and $1,299,000, respectively, is expected to be recognized over weighted-average periods of .79 and 1.42 years, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

SHARE-BASED COMPENSATION continued

Stock option activity under the Corporation’s stock option plans as of December 31, 2009 and changes during the year ended December 31, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	951,322	$24.70
Granted	197,071	$16.98
Cancelled	(60,463)	20.85
Outstanding December 31, 2009	1,087,930	$23.51	5.38	0
Vested and Expected to Vest at December 31, 2009	1,087,930	$23.51	5.38	0
Exercisable at December 31, 2009	821,859	$24.70	4.26	0

The weighted-average grant date fair value was $4.51, $6.08 and $5.85 for stock options granted during the year ended December 31, 2009, 2008 and 2007, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock on the last trading day of 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation’s common stock. There were no stock options exercised during the year ended December 31, 2009.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2009	162,494	$26.20
Granted	95,232	$10.94
Forfeited	(50,564)	$25.22
Vested	(3,071)	$22.53
Unvested RSAs at December 31, 2009	204,091	$19.95

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2009 quarterly offering period of approximately $20,000. The ESPP options vested during the three month period ending December 31, 2009. At December 31, 2009, there was no unrecognized compensation expense related to unvested ESPP options.

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans cover approximately 40% of the Corporation’s employees. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintains post-retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheet at December 31, using measurement dates of December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$58,875	$57,500
Service Cost	1,516	1,852
Interest Cost	2,076	2,032
Actuarial Loss (Gain)	(1,468)	493
Adjustment due to measurement date change		546
Benefits paid	(3,147)	(3,548)
Benefit obligation at end of year	57,852	58,875
Change in plan assets
Fair value of plan assets at beginning of year	47,514	46,252
Actual return on plan assets	5,832	(13,768)
Expected return on plan assets		2,134
Employer Contributions	10,457	15,911
Adjustment due to measurement date change		533
Benefits Paid	(3,147)	(3,548)
End of Year	60,656	47,514
Funded (Unfunded) Status at End of Year	$2,804	$(11,361)
Assets and Liabilities Recognized in the Balance Sheets:
Deferred Tax Assets	$7,043	$9,107
Assets	$7,767
Liabilities	$4,963	$11,361
Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic Benefit Cost Consist of:
Accumulated (Gain) Loss	$(17,462)	$13,559
Prior Service Credit	(144)	101
	$(17,606)	$13,660

The accumulated benefit obligation for all defined benefit plans was $57,097,000 and $58,437,000 at December 31, 2009 and 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2009		2008
Projected Benefit Obligation		$4,513	$58,875
Accumulated Benefit Obligation		$4,513	$58,437
Fair Value of Plan Assets	$		$47,514

The following table shows the components of net periodic pension costs.

	December 31,
	2009	2008
Service Cost	$404	$537
Interest Cost	3,187	3,084
Expected Return on Plan Assets	(3,571)	(3,506)
Amortization of Prior Service Costs	26	25
Amortization of Net Loss	1,407	167
Net Periodic Pension Cost	$1,453	$307

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31,
	2009	2008
Net Periodic Pension Cost	$1,453	$307
Net gain (loss)	(2,268)	(10,056)
Actuarial gain (loss)	(844)
Amortization of prior service (cost) credit	9	(15)
Total Recognized in other Comprehensive Income	(3,103)	(10,071)
Total Recognized in NPPC and OCI	$(1,650)	$(9,764)

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

	December 31,
	2009	2008
Amortization of Net Loss	$926	$1,203
Amortization of Prior Service Cost	25	25
Total	$951	$1,228

Significant assumptions include:

	December 31,
	2009	2008
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount Rate	5.90%	5.50%
Rate of Compensation Increase	3.50%	3.50%
Weighted-average Assumptions Used to Determine Benefit Cost:
Discount Rate	5.90%	5.50%
Expected Return on Plan Assets	7.00%	7.75%
Rate of Compensation Increase	3.50%	3.50%

At December 31, 2009 and December 31, 2008, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

The plans’ risk management practices include quarterly evaluations of investment managers, including reviews of compliance with investment manager guidelines and restrictions; ability to exceed performance objectives; adherence to the investment philosophy and style; and ability to exceed the performance of other investment managers. The evaluations are reviewed by management with appropriate follow-up and actions taken, as deemed necessary. The Investment Policy Statement generally allows investments in cash and cash equivalents, real estate, fixed income debt securities and equity securities, and specifically prohibits investments in derivatives, options, futures, private placements, short selling, non-marketable securities and purchases of non-investment grade bonds.

At December 31, 2009, the maturities of the plans’ debt securities ranged from 15 days to 9.96 years, with a weighted average maturity of 5.59 years. At December 31, 2008, the maturities of the plans’ debt securities ranged from 96 days to 9.7 years, with a weighted average maturity of 3.4 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2009. The minimum contribution required in 2010 will likely be zero but the Corporation may decide to make a discretionary contribution during the year.

2010	$3,387
2011	3,624
2012	3,758
2013	3,885
2014	4,013
2015 and After	20,719
$39,386

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

Plan assets are re-balanced quarterly. At December 31, 2009 and 2008, plan assets by category are as follows:

	December 31,
	2009	2008
Cash and Cash Equivalents	27.5%
Equity Securities	40.9%	65.0%
Debt Securities	31.6%	32.0%
Real Estate	0.0%	3.0%
	100%	100%

The First Merchants Corporation Retirement and Income Savings Plan (the “Savings Plan”), a Section 401(k) qualified defined contribution plan, was amended on March 1, 2005 to provide enhanced retirement benefits, including employer and matching contributions, for eligible employees of the Corporation and its subsidiaries. The Corporation matches employees’ contributions primarily at the rate of 50 percent for the first 6 percent of base salary contributed by participants. Beginning in 2005, employees who have completed 1,000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. The amount of a participant’s retirement contribution varies from 2 to 7 percent of salary based upon years of service. Full vesting occurs after 5 years of service. The Corporation’s expense for the Savings Plan was $2,991,000 for 2009, $2,615,000 for 2008 and $2,454,000 for 2007.

The Corporation maintains post-retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable. The accrued benefits payable under the plans totaled $5,914,000 and $4,792,000 at December 31, 2009 and 2008, respectively. Post-retirement plan expense totaled $705,000, $225,000 and $171,000 for the years ending December 31, 2009, 2008 and 2007, respectively.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009		(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$16,643	$16,643
Equity Securities:
U.S. companies	493	493
U.S. mutual funds	20,002	20,002
International mutual funds	4,339	4,339
Debt Securities:
Bond mutual funds	8,717	8,717
U.S. Government agencies	1,533		$1,533
Taxable municipals	2,764		2,764
Corporate bonds	6,165		6,165
Pension Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $50,194,000 and include cash and cash equivalents, U.S. companies, U.S. mutual funds, international mutual funds and bond mutual funds.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $10,462,000 and include U.S. Government agencies, taxable municipals and corporate bonds.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2009.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 18

NET INCOME PER SHARE

	2009			2008			2007
	Net Income (Loss)	Weighted- Average Shares	Per Share Amount	Net Income (Loss)	Weighted- Average Shares	Per Share Amount	Net Income (Loss)	Weighted- Average Shares	Per Share Amount
Basic net income (loss) per share:	$(40,763)			$20,638			$31,639
Less: Preferred stock dividends	4,979
Net income (loss) available to common stockholders	(45,742)	21,116,616	$(2.17)	20,638	18,066,404	$1.14	31,639	18,249,919	$1.73
Effect of dilutive stock options and warrants					95,477			64,045
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$(45,742)	21,116,616	$(2.17)	$20,638	18,161,881	$1.14	$31,639	18,313,964	$1.73

Options to purchase 1,094,383, 797,595 and 831,795 shares of common stock with weighted average exercise prices of $23.51, $24.70 and $25.67 at December 31, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

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

Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include corporate obligations and equity securities. Level 3 fair value on corporate obligations and equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

Pooled Trust Preferred Securities

The pooled trust preferred securities in the portfolio fall within the scope of ASC 325-10 (formerly EITF 99-20) and include $7 million amortized cost, with a fair value of $2.5 million. These securities were rated A or better at inception, but at December 31, 2009, Moody’s ratings on these securities now range from Ca to Caa3. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the process details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the December 31, 2009 analysis, the conclusion was other-than-temporary impairment on eight of these securities, all of which experienced additional defaults or deferrals during 2009.  For 2009, OTTI losses of $11.1 million, of which $6.7 million was recorded as expense and $4.4 million was recorded in other comprehensive income.

Interest Rate Swap Agreements

See information regarding the Corporation’s interest rate derivative products in Note 22. Derivative Financial Instruments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The fair value is estimated by a third party using  inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

The  following table  presents  the  fair  value  measurements  of  assets  and liabilities  recognized in the accompanying balance sheet measured at fair value on a recurring  basis and the level  within the ASC 820-10 fair value  hierarchy in which the fair value measurements fall at December 31, 2009 and 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009		(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored agency securities	$4,406		$4,406
State and municipal	246,231		246,231
Mortgage-backed securities	155,978		155,978
Corporate obligations	5,162		2,683	$2,479
Equity securities	1,830		1,826	4
Interest rate swap asset	2,624			2,624
Interest rate swap liability	(2,648)			(2,648)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2008		(Level 1)	(Level 2)	(Level 3)
U.S. Government sponsored agency securities	$15,669		$15,669
State and municipal	159,539		156,079	$3,460
Mortgage-backed securities	270,077		270,077
Corporate obligations	10,844		6,379	4,465
Equity securities	3,507		3,503	4
Interest rate swap asset	4,094			4,094
Interest rate swap liability	(4,224)			(4,224)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for year ended December 31, 2009.

	Year Ended
	December 31, 2009
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Beginning Balance	$7,929	$4,094	$(4,224)
Total realized and unrealized gains and losses
Included in net income	(6,729)	105	1
Included in other comprehensive income	4,317
Purchases, issuances, and settlements
Transfers in/(out) of Level 3	(3,460)
Principal payments	426	(1,575)	1,575
Ending balance	$2,483	$2,624	$(2,648)

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009		(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$75,802			$75,802
Other real estate owned	$5,193			$5,193

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2009, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

The estimated fair values of the Corporation’s financial instruments are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets at December 31:
Cash and Due from Banks	$179,147	$179,147	$150,486	$150,486
Interest-bearing Time Deposits	74,025	74,025	38,823	38,823
Investment Securities Available for Sale	413,607	413,607	459,636	459,636
Investment Securities Held to Maturity	149,510	147,336	22,348	22,176
Mortgage Loans Held for Sale	8,036	8,036	4,295	4,295
Loans	3,177,657	3,138,134	3,672,409	3,660,499
FRB and FHLB Stock	38,576	38,576	34,319	34,319
Interest Rate Swap Asset	2,624	2,624	4,094	4,094
Interest Receivable	20,818	20,818	23,976	23,976
Liabilities at December 31:
Deposits	$3,536,536	$3,458,754	$3,718,811	$3,617,980
Borrowings:
Securities Sold Under Repurchase Agreements	125,687	125,977	122,311	125,654
FHLB Advances	129,749	136,863	360,217	370,418
Subordinated Debentures, Revolving Credit Lines and Term Loans	194,790	148,618	135,826	144,891
Interest Rate Swap Liability	2,648	2,648	4,224	4,224
Interest Payable	5,711	5,711	8,844	8,844

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

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the Banks’ exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

Federal Reserve and Federal Home Loan Bank Stock:  The fair value of FRB and FHLB stock is based on the price at which it may be resold to the FRB and FHLB.

Interest Receivable and Interest Payable:  The fair values of interest receivable/payable approximate carrying value.

Derivative Instruments:  The fair value of the derivatives, consisting of interest rate swaps, reflects the estimated amounts that we would receive to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Cash	$29,656	$19,365
Investment in Subsidiaries	542,576	527,166
Goodwill	448	448
Other Assets	17,307	14,992
Total Assets	$589,987	$561,971
Liabilities
Borrowings	$115,826	$135,826
Other Liabilities	10,376	30,242
Total Liabilities	126,202	166,068
Stockholders' Equity	463,785	395,903
Total Liabilities and Stockholders' Equity	$589,987	$561,971

CONDENSED STATEMENTS OF OPERATIONS

	December 31,
	2009	2008	2007
Income
Dividends from subsidiaries	$14,224	$24,528	$20,979
Administrative services fees from subsidiaries	22,153	18,252	17,670
Other income	1,656	3,316	101
Total income	38,033	46,096	38,750
Expenses
Amortization of fair value adjustments			11
Interest expense	5,772	6,870	7,750
Salaries and employee benefits	22,259	18,325	16,111
Net occupancy expenses	1,742	1,286	1,198
Equipment expenses	4,112	3,895	3,772
Telephone expenses	1,078	910	915
Postage and courier expenses	1,653	1,807	1,797
Other expenses	5,901	3,656	5,898
Total expenses	42,517	36,749	37,452

Income/(loss) before income tax benefit and equity in undistributed income of subsidiaries	(4,484)	9,347	1,298
Income tax benefit	4,948	5,436	7,355
Income before equity in undistributed income of subsidiaries	464	14,783	8,653
Equity in undistributed (distributions in excess of) income of subsidiaries	(41,227)	5,855	22,986
Net income/(loss)	(40,763)	20,638	31,639
Preferred stock dividends and discount accretion	4,979
Net income/(loss) available to common stockholders	$(45,742)	$20,638	$31,639

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

CONDENSED FINANCIAL INFORMATION (parent company only) continued

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net Income (Loss)	$(40,763)	$20,638	$31,639
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization			11
Share-based Compensation	2,294	1,898	1,468
Tax Effect of Share-based Compensation	(60)	(156)	(116)
Distributions in Excess of (Equity in Undistributed) Income of Subsidiaries	41,227	(5,855)	(22,986)
Net Change in:
Other Assets	(2,315)	(2,307)	3,143
Other Liabilities	(19,866)	(539)	(2,237)
Investment in Subsidiaries - Operating Activities	4,809	(7,510)
Net Cash Provided by Operating Activities	(14,674)	6,169	10,922
Investing Activities - Investment in Subsidiaries	(58,000)	388	1,814
Net Cash Provided (Used) by Investing Activities	(58,000)	388	1,814
Financing Activities:
Cash Dividends	(14,254)	(16,775)	(16,854)
Borrowings		45,000	73,202
Repayment of Borrowings	(20,000)	(25,000)	(56,832)
Preferred stock issued under Capital Purchase Program	116,000
Stock Issued Under Employee Benefit Plans	825	773	787
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan	527	1,021	1,170
Stock Options Exercised		1,633	496
Tax Effect of Share-based Compensation	60	156	116
Stock Redeemed	(193)	(2,188)	(12,751)
Other		(4)
Net Cash used by Financing Activities	82,965	4,616	(10,666)
Net Change in Cash	10,291	11,173	2,070
Cash, Beginning of the Year	19,365	8,192	6,122
Cash, End of Year	$29,656	$19,365	$8,192

NOTE 21

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2009 and 2008:

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Realized and Unrealized Gains(Losses) on Available for Sale Securities	Preferred Stock Dividends and Discount Accretion	Net Income (Loss) Available to Common Stockholders	Average Shares Outstanding		Net Income Per Share
								Basic	Diluted	Basic	Diluted
2009:
March	$60,127	$21,628	$38,499	$12,921	$2,314	$628	$3,489	21,022,505	21,093,367	$0.17	$0.17
June	59,070	20,636	38,434	58,995	(891)	1,450	(31,179)	21,060,219	21,060,219	$(1.49)	$(1.49
September	57,173	18,325	38,848	24,240	3,984	1,450	(6,380)	21,169,618	21,169,618	$(0.30)	$(0.30
December	54,069	16,504	37,565	26,020	(995)	1,451	(11,672)	21,211,463	21,211,463	$(0.55)	$(0.55
	$230,439	$77,093	$153,346	$122,176	$4,412	$4,979	$(45,742)	21,116,616	21,116,616	$(2.17)	$(2.17

2008:
March	$56,653	$25,844	$30,809	$3,823	$73		$8,126	17,938,442	18,054,967	$0.45	$0.45
June	54,106	21,933	32,173	7,070	13		6,542	18,050,956	18,159,207	0.36	0.36
September	54,978	21,724	33,254	7,094	(1,255)		5,749	18,114,916	18,196,453	0.32	0.32
December	53,736	20,588	33,148	10,251	(914)		221	18,159,745	18,256,843	0.01	0.01
	$219,473	$90,089	$129,384	$28,238	$(2,083)		$20,638	18,066,404	18,161,881	$1.14	$1.14

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 22

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ASC 815, Derivatives and Hedging (ASC 815), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815, the Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, the Corporation must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

Cash Flow Hedges

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans) when the hedged transaction affects earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of non-interest income.

The Corporation uses the “Hypothetical Derivative Method” described in ASC 815 Implementation Issue No. G20, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge,” for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of non-interest income. The Corporation also monitors the risk of counterparty default on an ongoing basis.

The Corporation’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, the Corporation has used interest rate floors to protect against movements in interest rates below the floors’ strike rates over the life of the agreements. On August 1, 2006, the Corporation purchased three prime-based interest rate floor agreements with an aggregate notional amount of $250 million and strike rates ranging from 6 to 7 percent. The combined purchase price of approximately $550,000 was to be amortized on an allocated fair value basis over the three-year term of the agreements. On March 19, 2008, the Corporation received $5,216,000 in connection with the termination of the three interest rate floor agreements. The Corporation decided to terminate the interest rate floor agreements only after considering the impact of the transaction on its risk management objectives and after alternative strategies were in place to mitigate the adverse impact of falling interest rates on its net interest margin.  The contractual maturity of the floors was August 1, 2009. During the life of the floors, pre-tax gains of approximately $4,662,500 were deferred in accumulated other comprehensive income (AOCI) in accordance with cash flow hedge  accounting rules established by ASC 815, (as amended). The amounts deferred in AOCI were reclassified out of equity into earnings over the remaining contractual term of the original contract. ASC 815 requires that amounts deferred in AOCI be reclassified into earnings in the same periods during which the originally hedged cash flows (prime-based interest payments on loan assets) affects earnings, as long as the originally hedged cash flows remain probable of occurring.  During the twelve months, ended 2009, the Company reclassified a gain of $954,000.  If the principal amount of the originally hedged loans falls below the notional amount of the terminate floors, then amounts in AOCI could be accelerated.  As a result, for period ending December 31, 2009, the Corporation accelerated the gain of $481,000 from AOCI to earnings which is due to the hedged forecasted transactions related to the Corporation’s previously designated interest rate floors becoming probable not to occur.  As of December 31, 2009, the Corporation has reclassified all amounts from AOCI related to the designated interest rate floors.  Currently, the Corporation does not have any amounts deferred in AOCI related to derivative instruments.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the twelve months ended December 31, 2009
Interest Rate Products	Interest Income	$954
	Other Income	481
		$1,435

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 22

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES continued

Non-designated Hedges

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower’s interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under ASC 815 and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swaps agreements are recorded and essentially offset in non-interest income. The effect of derivative instruments on the consolidated statement of operations for the twelve months ended December 31, 2009 and 2008 is as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the twelve months ended December 31, 2009	Amount of Gain (Loss) Recognized in Income on Derivative for the twelve months ended December 31, 2008
Interest Rate Contracts	Other income	$106	$(102)

The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820, Fair Value Measurements and Disclosures), resulting in some volatility in earnings each period. As of December 31, 2009, the notional amount of customer-facing swaps is approximately $61,522,000. This amount is offset with third-party counterparties, as described above, in the same amount. The table below represents the Corporation’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2009 and December 31, 2008.

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,624	Other Assets	$4,094	Other Liabilities	$(2,648)	Other Liabilities	$(4,224)

Credit-risk–related Contingent Features

The Corporation’s exposure to credit risk occurs because of nonperformance by its counterparties.  The counterparties approved by the Corporation are usually financial institutions which are well capitalized and have credit rating through Moody’s and/or S&P, at or above investment grade.  The Corporation’s control of such risk is through quarterly financial reviews, comparing mark to mark values with policy limitations, credit ratings and collateral pledging.

The Corporation’s agreements with its counterparties has certain contingent features that allow for the termination of all  outstanding derivatives contacts, or for the full collateralization of such contracts in the event that the Corporation loses its status as a well, or adequately capitalized  institution .  Co-currently, these features may include a default indebtedness provision that declares any indebtedness default, including a default without an acceleration of repayment by obligator, a declaration of a default on the derivative obligation.

As of December 31, 2009, the termination value of derivatives in a net liability position related to these agreements was $2,865,000. As of December 31, 2009, the Corporation has minimum collateral posting thresholds with one of its derivative counterparties and has posted collateral of $1,909,000.   If the Corporation had breached any of these provisions at December 31, 2009, it could have been required to settle its obligations under the agreements at their termination value.

NOTE 23

SUBSEQUENT EVENTS

On November 12, 2009, the Federal Reserve Board announced final rules, effective July 1, 2010, that prohibit financial institutions from charging customers fees for paying overdrafts on automated teller machines (ATM) and one-time debit card transactions, unless a customer consents, or opts in, to the overall service for those type transactions.  This rule could impact the Corporation’s service charge income in the future.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 24

ACCOUNTING MATTERS

As discussed in Note 1—Nature of Operations and Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification (ASC) became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments—Debt and Equity Securities.”  New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

FASB ASC Topic 715, “Compensation—Retirement Benefits.”  New authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new authoritative accounting guidance under ASC Topic 715 became effective for the Corporation’s financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 17 – Pension and Other Post Retirement Benefit Plans.

Additional new authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 24

ACCOUNTING MATTERS continued

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Corporation on January 1, 2009 and the required disclosures are reported in Note 22 - Derivative Instruments and Hedging Activities.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Corporation on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 19—Fair Value of Financial Instruments).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Corporation’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The forgoing provisions of ASC Topic 825 became effective for the Corporation on January 1, 2008 (see Note 19—Fair Value of Financial Instruments).

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2009, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

At the end of the period covered by this report (the “Evaluation Date”), the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance to the Corporation’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  As part of its function of assisting the Corporation’s Board of Directors in discharging its responsibility of ensuring all types of risk to the organization are properly being managed, mitigated and monitored by Management, the Audit Committee of the Board of Directors oversees management’s internal controls over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2009 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2009, which appears below.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchant Corporation and our report dated March 16, 2010, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Indianapolis, Indiana
March 16, 2010

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation’s Proxy Statement dated March 26, 2010 furnished to its stockholders in connection with an annual meeting to be held May 5, 2010 (the “2010 Proxy Statement”), under the captions "III. INFORMATION REGARDING DIRECTORS"; "IV. BOARD COMMITTEES - B. AUDIT COMMITTEE"; and "VIII. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, “Supplemental Information  - Executive Officers of the Registrant” on this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Accounting Officer, Corporate Controller and Corporate Treasurer. It is part of the Corporation’s Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation’s website, which can be accessed at http://www.firstmerchants.com

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation’s 2010 Proxy Statement, under the captions, "IV. BOARD COMMITTEES - E. COMPENSATION AND HUMAN RESOURCES COMMITTEE - Compensation and Human Resources Committee Interlocks and Insider Participation and Compensation and Human Resources Committee Report"; "IV. BOARD COMMITTEES - D. RISK AND CREDIT POLICY COMMITTEE"; "V. COMPENSATION OF EXECUTIVE OFFICERS"; and "VI. COMPENSATION OF DIRECTORS" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s 2010 Proxy Statement, under the captions, "II. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Corporation’s 2010 Proxy Statement, under the captions, "III. INFORMATION REGARDING DIRECTORS - E. BOARD INDEPENDENCE"; and "VII. TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation’s 2010 Proxy Statement, under the caption "IX. INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.	The following financial statements are filed as part of this document under Item 8 hereof:

Independent accountants' report

Consolidated balance sheets at December 31, 2009 and 2008

Consolidated statements of income, years ended December 31, 2009, 2008 and 2007

Consolidated statements of comprehensive income, years ended December 31, 2009, 2008 and 2007

Consolidated statements of stockholders' equity, years ended December 31, 2009, 2008 and 2007

Consolidated statements of cash flows, years ended December 31, 2009, 2008 and 2007

Notes to consolidated financial statements

(a) 2.	Financial statement schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.	Exhibits:

Exhibit No:	Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 10-K/A filed on March 31, 2009)
3.2	Bylaws of First Merchants Corporation dated October 28, 2009 (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2009)
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
4.5

Form of Certificate for the First Merchants Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 25, 2010 (1) (2)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008) (1)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006 (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006) (1)
10.4	First Merchants Corporation Change of Control Agreement with Michael C. Rechin dated December 13, 2005 (Incorporated by reference to registrant's Form 8-K filed on December 19, 2005) (1)
10.5

First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002 as amended on January 1, 2008 (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008) (1)

10.6

First Merchants Corporation Change of Control Agreement with Kimberly J. Ellington dated January 1, 2005 as amended on January 1, 2008 (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008) (1)

10.7	First Merchants Corporation Change of Control Agreement with Jami L. Bradshaw dated October 23, 2007 (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007) (1)

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

FINANCIAL INFORMATION continued

(a) 3.	Exhibits:

Exhibit No:	Description of Exhibits:

10.8	First Merchants Corporation Change of Control Agreement with Jeffrey B. Lorentson dated October 23, 2007 (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007) (1)
10.9	First Merchants Corporation Change of Control Agreement with Michael J. Stewart dated April 28, 2008 (Incorporated by reference to registrant's Form 8-K filed on May 5, 2008.) (1)
10.10	First Merchants Corporation Change of Control Agreement with John J. Martin dated July 28, 2009 (Incorporated by reference to registrant’s form 8-K filed on August 3, 2009) (1)
10.11

Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007 (Incorporated by reference to the registrant's Form 10-K for year ended December 31, 2007) (1)

10.12	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (1)
10.13	First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)
10.14	First Merchants Corporation 2009 Long-Term Equity Incentive Plan effective May 6, 2009 (Incorporated by reference to registrant's form 8-K filed on May 11, 2009) (1)
10.15	First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.16	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.17	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (1)
10.18

Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

10.19	Form of Senior Executive Officer Letter Agreement dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.20	Form of Waiver dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.21

ARRA Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

21	Subsidiaries of Registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm's report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (2)
99.2	Certification of Principal Executive Officer and Principal Financial Officer required under §111(b)(4) of the EESA
(1) Management contract or compensatory plan.
(2) Filed herewith

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2010.

FIRST MERCHANTS CORPORATION

By: /s/ Michael C. Rechin
Michael C. Rechin, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 16th day of March, 2010.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive President and Chief
Officer (Principal Financial Officer
Executive Officer) (Principal Financial
and Accounting Officer)

__________________	/s/ Barry J. Hudson*
Thomas B. Clark, Director	Barry J. Hudson, Director

/s/ Michael C. Rechin*	/s/ Charles E. Schalliol*
Michael C. Rechin, Director	Charles E. Schalliol, Director

/s/ Roderick English*	__________________
Roderick English, Director	Terry L. Walker, Director

_________________	/s/ Jean L. Wojtowicz*
Dr. Jo Ann Gora, Director	Jean L. Wojtowicz, Director

/s/ William L. Hoy*	/s/ Jerry R. Engle*
William L. Hoy, Director	Jerry R. Engle, Director

/s/ Patrick A. Sherman*
Patrick A. Sherman, Director

•

By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

By	/s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact
March 16, 2010

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

INDEX TO EXHIBITS

Exhibit No:	Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 10-K/A filed on March 31, 2009)
3.2	Bylaws of First Merchants Corporation dated October 28, 2009 (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2009)
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
4.5

Form of Certificate for the First Merchants Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 25, 2010 (1) (2)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008) (1)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006 (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006) (1)
10.4	First Merchants Corporation Change of Control Agreement with Michael C. Rechin dated December 13, 2005 (Incorporated by reference to registrant's Form 8-K filed on December 19, 2005) (1)
10.5

First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002 as amended on January 1, 2008 (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008) (1)

10.6

First Merchants Corporation Change of Control Agreement with Kimberly J. Ellington dated January 1, 2005 as amended on January 1, 2008 (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008) (1)

10.7	First Merchants Corporation Change of Control Agreement with Jami L. Bradshaw dated October 23, 2007 (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007) (1)
10.8	First Merchants Corporation Change of Control Agreement with Jeffrey B. Lorentson dated October 23, 2007 (Incorporated by reference to registrant's Form 8-K filed on October 29, 2007) (1)
10.9	First Merchants Corporation Change of Control Agreement with Michael J. Stewart dated April 28, 2008 (Incorporated by reference to registrant's Form 8-K filed on May 5, 2008.) (1)
10.10	First Merchants Corporation Change of Control Agreement with John J. Martin dated July 28, 2009 (Incorporated by reference to registrant’s form 8-K filed on August 3, 2009) (1)
10.11

Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007 (Incorporated by reference to the registrant's Form 10-K for year ended December 31, 2007) (1)

10.12	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (1)
10.13	First Merchants Corporation 1999 Long-Term Equity Incentive Plan, as amended. (Incorporated by reference to registrant's Form 10-Q for quarter ended September 30, 2004) (1)
10.14	First Merchants Corporation 2009 Long-Term Equity Incentive Plan effective May 6, 2009 (Incorporated by reference to registrant's form 8-K filed on May 11, 2009) (1)
10.15	First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

INDEX TO EXHIBITS continued

Exhibit No:	Description of Exhibits:

10.16	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.17	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (1)
10.18

Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

10.19	Form of Senior Executive Officer Letter Agreement dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.20	Form of Waiver dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.21

ARRA Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

21	Subsidiaries of Registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm's report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (2)
99.2	Certification of Principal Executive Officer and Principal Financial Officer required under §111(b)(4) of the EESA
(1) Management contract or compensatory plan.
(2) Filed herewith

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT 10-1

First Merchants Corporation

Senior Management Incentive

Compensation Program

Approved February 25, 2010

I.	Purpose

The Board of Directors of First Merchants Corporation (FMC) has established an executive compensation program, which is designed to closely align the interests of executives with those of our shareholders by rewarding senior managers for achieving short-term and long-term strategic management and earnings goals, with the ultimate objective of obtaining a superior return on the shareholders’ investment.

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

III.	Covered Individuals by Officer Level/Role
A.	President and Chief Executive Officer of FMC;
B.	Executive Vice Presidents of FMC;
C.	Executive Officers, Non-Bank Presidents and Regional Presidents;
D.	Selected Senior Leadership
E.	Department Heads, Division Heads and Other Management Leadership; and
F.	Mortgage Sales Managers.

In order to receive an award, a participant must be employed at the time of the award except for conditions of death, disability or retirement.

Participants will be disqualified if their individual overall performance is rated “improvement needed” or “unacceptable.” Additional disqualifiers will be added based on the position, role and level of influence on results.

Participant lists will be reviewed annually by the Committee.

1.	IV.	Implementation Parameters
A.	The FMC CEO and EVP earnings component payouts will be determined by changes in FMC EPS calculated on a diluted GAAP basis.

Payouts to affiliate participants on their respective company earnings component will be determined by changes in “operating earnings” (net income plus or minus non-operating items including goodwill amortization and corporate administrative charges.)

B.	When utilized, balanced scorecards will be tailored to each unit incorporating a specific weighting on various operating initiatives as set by the CEO, EVP’s and SVP of HR.

V. Plan Structure

All payouts will be determined from the schedules of percentage change in EPS (Section VI.B.). Participants will be notified in writing at the beginning of the plan year.

Target %:	45%	40%	25% - 30%	15% - 20%	10%- 15%	5 bps
Participants:	FMC CEO	FMC EVP	• Executive Officers • Non-Bank Presidents • Regional Presidents	Selected Senior Leadership	• Department Heads • Division Heads • Other Management Leadership	Mortgage Sales Managers
Incentive Components:	Operating EPS at 100% (calculated on GAAP basis)	Operating EPS at 100% (calculated on GAAP basis)

FMC participants:

Change in EPS at 80%;

Consolidated Efficiency Ratio at 20%

Bank Participants:

Balanced Scorecard

FMIS & FMTC:

Change in Agency/Trust Operating Revenue at 50%;

Change in EPS at 30%

Change in Consolidated Efficiency Ratio at 20%

FMC participants:

Change in EPS at 80%;

Consolidated Efficiency Ratio at 20%

Bank Participants:

Balanced Scorecard

FMIS & FMTC:

Change in Agency/Trust Operating Revenue at 50%;

Change in EPS at 30%

Change in Consolidated Efficiency Ratio at 20%

FMC participants:

Change in EPS at 80%;

Consolidated Efficiency Ratio at 20%

Bank Participants:

Balanced Scorecard

FMIS & FMTC:

Change in Agency/Trust Operating Revenue at 50%;

Change in EPS at 30%

Change in Consolidated Efficiency Ratio at 20%

						5 bps of subordinate mortgage volume

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

Exhibit 10-A continued

VI. Supporting Parameters

A.	Where individual components are applicable, they must be measurable with both beginning points and standard targets cited.
B.	Schedule Determining EPS on a diluted GAAP basis and Operating Earnings Payouts

	$ Change*	Payout %
	<$0.05	0%
	0.05	30%
	0.10	40%
	0.15	50%
	0.20	60%
	0.25	70%
	0.30	80%
	0.35	90%
Target	0.40	100%
	0.45	110%
	0.50	120%
	0.55	130%
	0.60	140%
	0.65	150%

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

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-21

SUBSIDIARIES OF THE REGISTRANT

EXHIBIT 21-SUBSIDIARIES OF THE REGISTRANT

Name	State of Incorporation
First Merchants Bank, National Association	U.S.
First Merchants Capital Trust II	Delaware
First Merchants Capital Trust III	Delaware
First Merchants Capital Trust IV	Delaware
First Merchants Capital Trust V	Delaware
First Merchants Insurance Services, Inc.	Indiana
First Merchants Reinsurance Co. Ltd.	Providencials Turkes and Caicos, Island
FMB Portfolio Management, Inc.	Delaware
First Merchants Trust Company, National Association	U.S.
CNBC Statutory Trust I	Connecticut
GS Asset Management, Inc.	Indiana
Park One/332 Water Utility Co., Inc.	Indiana

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Forms S-8 (File Nos. 333-50484, 333-80117 and 333-159643) and Forms S-3 (No. 033-45393 and No. 333-158334) of First Merchants Corporation (the "Corporation") of our reports dated March 16, 2010 on the consolidated financial statements of the Corporation as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and on our audit of internal control over financial reporting of the Corporation as of December 31, 2009, which reports are included in this Annual Report on Form 10-K.

/s/ BKD, LLP

Indianapolis, Indiana

March 16, 2010

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-24

LIMITED POWER OF ATTORNEY

EXHIBIT 24-LIMITED POWER OF ATTORNEY

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

Dated: March 16, 2010

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive President and Chief
Officer (Principal Financial Officer
Executive Officer) (Principal Financial
and Accounting Officer)

__________________	/s/ Barry J. Hudson*
Thomas B. Clark, Director	Barry J. Hudson, Director

/s/ Michael C. Rechin*	/s/ Charles E. Schalliol*
Michael C. Rechin, Director	Charles E. Schalliol, Director

/s/ Roderick English*	__________________
Roderick English, Director	Terry L. Walker, Director

_________________	/s/ Jean L. Wojtowicz*
Dr. Jo Ann Gora, Director	Jean L. Wojtowicz, Director

/s/ William L. Hoy*	/s/ Jerry R. Engle*
William L. Hoy, Director	Jerry R. Engle, Director

/s/ Patrick A. Sherman*
Patrick A. Sherman, Director

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-31.1

FIRST MERCHANTS CORPORATION

FORM 10-K

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

_______________

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board or directors (or persons performing the equivalent functions):

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

Date: March 16, 2010

/s/ Michael C. Rechin
__________________________
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-31.2

FIRST MERCHANTS CORPORATION

FORM 10-K

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

_______________

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board or directors (or persons performing the equivalent functions):

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

Date: March 16, 2010

/s/ Mark K. Hardwick
________________________
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-32

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of First Merchants Corporation (the “Corporation”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: March 16, 2010	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

In connection with the annual report of First Merchants Corporation (the “Corporation”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: March 16, 2010	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-99.1

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT

FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN

EXHIBIT 99.1-FINANCIAL STATEMENTS AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT FOR FIRST MERCHANTS CORPORATION EMPLOYEE STOCK PURCHASE PLAN

____________________________________________________________________________________________________________

The annual financial statements and independent registered public accounting firm's report thereon for First Merchants Corporation Employee Stock Purchase Plan for the year ending December 31, 2009, will be filed as an amendment to the 2009 Annual Report on Form 10-K.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-99.2

Certification of Principal Executive Officer and Principal Financial Officer

required under §111(b)(4) of the EESA

The undersigned Principal Executive Officer and Principal Financial Officer of First Merchants Corporation (the “Corporation”) hereby certify, based on their knowledge, that:

(i) The compensation committee of the Corporation has discussed, reviewed, and evaluated with senior risk officers at least every six months during the period beginning on the later of September 14, 2009, or ninety days after the closing date of the agreement between the Corporation and Treasury and ending with the last day of the Corporation’s fiscal year containing that date (the “applicable period”), the senior executive officer (SEO) compensation plans and the employee compensation plans and the risks these plans pose to the Corporation;

(ii) The compensation committee of the Corporation has identified and limited during the applicable period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of the Corporation, and during that same applicable period has identified any features of the employee compensation plans that pose risks to the Corporation and has limited those features to ensure that the Corporation is not unnecessarily exposed to risks;

(iii) The compensation committee has reviewed, at least every six months during the applicable period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of the Corporation to enhance the compensation of an employee, and has limited any such features;

(iv) The compensation committee of the Corporation will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v) The compensation committee of the Corporation will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in

(A) SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of the Corporation;

(B) Employee compensation plans that unnecessarily expose the Corporation to risks; and

(C) Employee compensation plans that could encourage the manipulation of reported earnings of the Corporation to enhance the compensation of an employee;

(vi) The Corporation has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or “clawback” provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) The Corporation has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient's fiscal year containing that date;

(viii) The Corporation has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient's fiscal year containing that date;

(ix) The board of directors of the Corporation has established an excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, by the later of September 14, 2009, or ninety days after the closing date of the agreement between the TARP recipient and Treasury; this policy has been provided to Treasury and its primary regulatory agency; the Corporation and its employees have complied with this policy during the applicable period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility were properly approved;

(x) The Corporation will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient's fiscal year containing that date;

(xi) The Corporation will disclose the amount, nature, and justification for the offering during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient's fiscal year

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

containing that date of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (viii);

(xii) The Corporation will disclose whether the Corporation, the board of directors of the Corporation, or the compensation committee of the Corporation has engaged during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient's fiscal year containing that date, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) The Corporation has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient's fiscal year containing that date;

(xiv) The Corporation has substantially complied with all other requirements related to employee compensation that are provided in the agreement between the Corporation and Treasury, including any amendments;

(xv) The Corporation has submitted to Treasury a complete and accurate list of the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi) We understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both. (See, for example, 18 U.S.C. 1001.)

Date:	March 16, 2010	/s/ Michael C. Rechin
_____________________________
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2010	/s/ Mark K. Hardwick
_____________________________
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)