Form 10-Q
period 2010-05-10
FIRST MERCHANTS CORP
filed 2010-05-10
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]  (Do not check if smaller reporting company)  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2010, there were 25,522,494 outstanding common shares, of the registrant.

FIRST MERCHANTS CORPORATION
FORM 10Q

FIRST MERCHANTS CORPORATION
FORM 10Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

CONSOLIDATED CONDENSED BALANCE SHEETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$52,679	$76,801
Federal funds sold	7,044	102,346
Cash and cash equivalents	59,723	179,147
Interest-bearing time deposits	157,735	74,025
Investment securities available for sale	475,596	413,607
Investment securities held to maturity	163,485	149,510
Mortgage loans held for sale	3,646	8,036
Loans, net of allowance for loan losses of $88,568 and $92,131	3,045,972	3,177,657
Premises and equipment	54,431	55,804
Federal Reserve and Federal Home Loan Bank stock	36,721	38,576
Interest receivable	19,532	20,818
Core deposit intangibles	16,175	17,383
Goodwill	141,357	141,357
Cash surrender value of life insurance	95,146	94,636
Other real estate owned	18,268	14,879
Tax asset, deferred and receivable	59,190	64,394
Other assets	28,889	31,123
TOTAL ASSETS	$4,375,866	$4,480,952
LIABILITIES
Deposits:
Noninterest-bearing	$520,551	$516,487
Interest-bearing	2,877,235	3,020,049
Total Deposits	3,397,786	3,536,536
Borrowings:
Securities sold under repurchase agreements	112,826	125,687
Federal Home Loan Bank advances	123,261	129,749
Subordinated debentures, revolving credit lines and term loans	194,794	194,790
Total Borrowings	430,881	450,226
Interest payable	4,812	5,711
Other liabilities	53,446	24,694
Total Liabilities	3,886,925	4,017,167
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 116,000 shares	112,559	112,373
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 25,495,550 and 21,227,741 shares	3,187	2,653
Additional paid-in capital	230,764	206,600
Retained earnings	150,595	150,860
Accumulated other comprehensive loss	(8,289)	(8,826)
Total Stockholders' Equity	488,941	463,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,375,866	$4,480,952

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME
Loans receivable:
Taxable	$45,448	$53,793
Tax exempt	277	215
Investment securities:
Taxable	2,891	3,763
Tax exempt	2,646	1,769
Federal funds sold	17	12
Deposits with financial institutions	60	102
Federal Reserve and Federal Home Loan Bank stock	360	473
Total Interest Income	51,699	60,127
INTEREST EXPENSE
Deposits	11,495	16,711
Federal funds purchased		22
Securities sold under repurchase agreements	499	467
Federal Home Loan Bank advances	1,564	2,949
Subordinated debentures, revolving credit lines and term loans	1,926	1,479
Total Interest Expense	15,484	21,628
NET INTEREST INCOME	36,215	38,499
Provision for loan losses	13,869	12,921
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,346	25,578
OTHER INCOME
Service charges on deposit accounts	3,262	3,542
Fiduciary activities	2,060	2,059
Other customer fees	2,498	2,003
Commission income	1,989	2,059
Earnings on cash surrender value of life insurance	508	323
Net gains and fees on sales of loans	1,149	1,430
Net realized gains on sales of available for sale securities	1,842	2,792
Other-than-temporary impairment on available for sale securities	(1,179)	(478)
Portion of loss recognized in other comprehensive income before taxes	691
Net impairment losses recognized in earnings	(488)	(478)
Other income	144	741
Total Other Income	12,964	14,471
OTHER EXPENSES
Salaries and employee benefits	17,562	20,015
Net occupancy	2,851	2,569
Equipment	1,853	1,876
Marketing	429	549
Outside data processing fees	1,280	1,933
Printing and office supplies	318	363
Core deposit amortization	1,207	1,277
FDIC assessments	1,722	576
Other expenses	7,418	5,556
Total Other Expenses	34,640	34,714
INCOME BEFORE INCOME TAX	670	5,335
Income tax expense (benefit)	(916)	1,218
NET INCOME	1,586	4,117
Preferred stock dividends and discount accretion	1,450	628
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$136	$3,489
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.01	$0.17
Diluted Net Income Available to Common Stockholders	$0.01	$0.17
Cash Dividends Paid	$0.01	$0.23
Average Diluted Shares Outstanding (in thousands)	21,462	21,093

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net income	$1,586	$4,117
Other comprehensive income (losses) net of tax:
Unrealized holding gain on securities available for sale arising during the period, net of
income tax expense of $(994) and $(874)	1,846	1,622
Unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been
Recognized in income, net of tax benefit of $243 and $0	(452)
Unrealized losses on cash flow hedges:
Unrealized losses arising during the period, net of
income tax benefit of $0 and $926		(1,388)
Amortization of items previously recorded in accumulated
other comprehensive income (losses), net of income tax
(expense) benefit of $(15) and $469	23	(704)
Reclassification adjustment for gains (losses) included in net income
net of income tax (expense) benefit of $474 and $(98)	(880)	147
	537	(323)
Comprehensive income	$2,123	$3,794

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31, 2010	March 31, 2009

Net unrealized gain (loss) on securities available for sale	$5,140	$(625)

Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(452)

Net unrealized gain on cash flow hedges		229

Defined Benefit Plans	(12,977)	(15,592)

Accumulated other comprehensive income	$(8,289)	$(15,988)

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
	March 31,
	2010	2009
Balances, January 1	$463,785	$395,903
Net income	1,586	4,117
Cash dividends on common stock	(215)	(4,921)
Cash dividends on preferred stock	(1,450)
Other comprehensive income (loss), net of tax	537	(323)
Stock issued under employee benefit plan	164
Stock issued under dividend reinvestment and stock purchase plan	16	228
Tax benefit (expense) from stock compensation	(48)	198
Stock redeemed	(69)	(190)
Common stock issued	24,150
Adjustment to Issuance of stock related to acquisition		(3,451)
Warrants issued under Capital Purchase Program		4,169
Cumulative preferred stock issued under Capital Purchase Program		111,831
Share-based compensation	485	544
Balances, March 31	$488,941	$508,105

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	March 31,
	2010	2009
Cash Flow From Operating Activities:
Net income	$1,586	$4,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,869	12,921
Depreciation and amortization	1,447	1,464
Share-based compensation	485	544
Tax expense (benefit) from stock compensation	48	(198)
Mortgage loans originated for sale	(37,492)	(59,335)
Proceeds from sales of mortgage loans	41,882	54,971
Gains on sales of securities available for sale	1,842	2,791
Recognized loss on other-than-temporary-impairment	(488)	(477)
Change in interest receivable	1,286	3,193
Change in interest payable	(899)	(566)
Other adjustments	7,294	(24,211)
Net cash provided by (used in) operating activities	$30,860	$(4,786)
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$(83,710)	$(119,472)
Purchases of:
Securities available for sale	(95,265)	(32,190)
Securities held to maturity	(17,120)	(5,397)
Proceeds from sales of securities available for sale	42,743	47,480
Proceeds from maturities of:
Securities available for sale	20,757	26,894
Securities held to maturity	2,825	8,019
Change in Federal Reserve and Federal Home Loan Bank stock	1,855	(101)
Net change in loans	107,709	59,347
Proceeds from the sale of other real estate owned	5,543	796
Other adjustments	(74)	(771)
Net cash used in investing activities	$(14,737)	$(15,395)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$(41,836)	$52,362
Certificates of deposit and other time deposits	(96,914)	(86,208)
Borrowings	4	78,953
Repayment of borrowings	(19,349)	(100,839)
Cash dividends on common stock	(215)	(4,921)
Cash dividends on preferred stock	(1,450)
Stock issued in private equity placement	24,150
Stock issued under dividend reinvestment and stock purchase plans	180	228
Cumulative preferred stock issued		116,000
Tax (expense) benefit from stock options exercised	(48)	198
Stock redeemed	(69)	(190)
Net cash provided by (used in) financing activities	$(135,547)	$55,583
Net Change in Cash and Cash Equivalents	(119,424)	35,402
Cash and Cash Equivalents, January 1	179,147	150,486
Cash and Cash Equivalents, March 31	$59,723	$185,888
Additional cash flow information:
Interest paid	$16,383	$22,194
Income tax refunded	$(6,054)
Loans transferred to other real estate owned	$10,107	$4,569
Non-cash investing activities using trade date accounting	$28,308	$6,208

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year.

NOTE 2. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2010, there were 4,594 DSUs credited to the non-employee directors.

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

Share-based compensation guidance requires the Corporation to record compensation expense related to unvested share-based awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2010 and 2009 were $485,000 and $544,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Share-Based Compensation continued

The estimated fair value of the stock options granted during 2010 and in prior years was calculated using a Black Scholes option pricing model.  The following summarizes the assumptions used in the 2010 Black Scholes model:

Risk-free interest rate	2.38%
Expected price volatility	43.54%
Dividend yield	4.02%
Forfeiture rate	5.00%
Weighted-average expected life, until exercise	6.68	years

The Black Scholes model incorporates assumptions to value share-based awards. The risk-free rate of interest, for periods equal to the expected life of the option, is based on a U.S. government instrument over a similar contractual term of the equity instrument. Expected price volatility is based on historical volatility of the Corporation’s common stock.  In addition,  the Corporation  generally  uses  historical  information  to determine the dividend yield  and  weighted-average  expected  life  of the  options  until  exercise. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the three months ended March 31, 2010, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended
	March 31,
	2010	2009
Stock and ESPP Options
Pre-tax compensation expense	$182	$209
Income tax benefit	(17)	(19)
Stock and ESPP option expense, net of income taxes	$165	$190
Restricted Stock Awards
Pre-tax compensation expense	$302	$335
Income tax benefit	(106)	(121)
Restricted stock awards expense, net of income taxes	$196	$214
Total Share-Based Compensation:
Pre-tax compensation expense	$485	$544
Income tax benefit	(123)	(140)
Total share-based compensation expense, net of income taxes	$362	$404

As of March 31, 2010, unrecognized compensation expense related to stock options and RSAs totaling $147,000 and $302,000, respectively, is expected to be recognized over weighted-average periods of .98 and 2.11 years, respectively.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Share-Based Compensation continued

Stock option activity under the Corporation's stock option plans as of March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,087,930	$23.51
Granted	35,000	$5.89
Exercised
Cancelled	(12,063)	26.02
Outstanding March 31, 2010	1,110,867	$22.93	5.31	1,750
Vested and Expected to Vest at March 31, 2010	1,110,867	$22.93	5.31	1,750
Exercisable at March 31, 2010	892,296	$24.70	4.41	0

The weighted-average grant date fair value was $1.81 for stock options granted during the three months ended March 31, 2010.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2010.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.  There were no stock options exercised during the first three months of 2010.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2010	204,091	$19.95
Granted	107,866	$5.53
Forfeited	(45,102)	$26.24
Vested	(1,668)	$18.55
Unvested RSAs at March 31, 2010	265,187	$12.76

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2010 quarterly offering period of approximately $35,000. The ESPP options vested during the three month period ending March 31, 2010. At March 31, 2010, there was no unrecognized compensation expense related to unvested ESPP options.

NOTE 3.  Derivative Financial Instruments

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its sophisticated commercial borrowers.  This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate.  These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk.  The extension of credit incurred through the execution of these derivative products is subject to the same approvals and underwriting standards as the related traditional credit product.  The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Corporation’s Asset Liability Committee.  By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting.  The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with fair value guidance), resulting in some insignificant volatility in earnings each period.  The notional amounts of the interest rate swaps were $60,351,000 at March 31, 2010.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Derivative Financial Instruments continued

This amount is offset with third-party counterparties, as described above, in the same amount.

The tables summarize the fair value of derivative financial instruments utilized by the Corporation as well as their classification on the Consolidated Condensed Balance Sheets as of March 31, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value	Balance sheet location	Fair Value

Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts	Other assets	$2,843	Other assets	$2,624	Other Liabilities	$(2,873)	Other assets	$(2,648)
		$2,843		$2,624		$(2,873)		$(2,648)

The effect of derivative instruments on the Consolidated Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 is as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Loss Recognized Income on Derivative	Amount of Gain) Recognized Income on Derivative
		Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest rate contracts	Other income	$(6)	$29

The Corporation’s exposure to credit risk occurs because of nonperformance by its counterparties.  The counterparties approved by the Corporation are usually financial institutions which are well capitalized and have credit ratings through Moody’s and/or Standard & Poor’s, at or above investment grade.  The Corporation’s control of such risk is through quarterly financial reviews, comparing mark-to-mark values with policy limitations, credit ratings and collateral pledging.

The Corporation’s agreements with its counterparties have certain contingent features that allow for the termination of all outstanding derivative contracts, or for the full collateralization of such contracts in the event that the Corporation loses its status as a well, or adequately capitalized institution.  These features may include a default indebtedness provision that declares any indebtedness default, including a default without an acceleration of repayment by obligator, a declaration of a default on the derivative obligation.

As of March 31, 2010, the termination value of derivatives in a net liability position related to these agreements was $2,784,000.  The Corporation has minimum collateral posting thresholds with one of its derivative counterparties and has posted collateral of $1,979,000 as of March 31, 2010.  If the Corporation had breached any of these provisions at March 31, 2010, it could have been required to settle its obligations under the agreements at termination value.

Note 4. Disclosures About Fair Value of Assets and Liabilities

The Corporation has adopted fair value accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 4. Disclosures About Fair Value of Assets and Liabilities continued

This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include corporate obligations and equity securities. Level 3 fair value on corporate obligations and equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Pooled Trust Preferred Securities

Seven of the pooled trust preferred securities in the portfolio amount to $6.6 million in amortized cost, with a fair value of $1.4 million. These securities were rated A or better at inception, but at March 31, 2010, Moody’s ratings on these securities now range from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the process details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the March 31, 2010 analysis, the conclusion was other-than-temporary impairment of $488,000 on one of these securities.

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

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$4,407		$4,407
State and municipal	239,719		239,719
Mortgage-backed securities	228,250		228,250
Corporate obligations	1,390			$1,390
Equity securities	1,830		1,826	4
Interest rate swap asset	2,843			2,843
Interest rate swap liability	(2,873)			(2,873)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2009.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$4,406		$4,406
State and municipal	246,231		246,231
Mortgage-backed securities	155,978		155,978
Corporate obligations	5,162		2,683	$2,479
Equity securities	1,830		1,826	4
Interest rate swap asset	2,624			2,624
Interest rate swap liability	(2,648)			(2,648)

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

The  following  is a  reconciliation  of the  beginning  and ending  balances of recurring fair value measurements  recognized in the Consolidated Condensed Balance Sheets using  significant  unobservable  Level  3  inputs for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$2,483	$2,624	$(2,648)
Total realized and unrealized gains and losses:
Included in net income (loss)	(488)	219	(225)
Included in other comprehensive income	(669)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	68
Ending balance at March 31, 2010	$1,394	$2,843	$(2,873)

	Three Months Ended March 31, 2009
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$7,929	$4,094	$(4,224)
Total realized and unrealized gains and losses:
Included in net income (loss)	(477)	(222)	251
Included in other comprehensive income	(2,528)
Purchases, issuances and settlements
Transfers in/(out) of Level 3	(3,460)
Principal payments	86
Ending balance at March 31, 2009	$1,550	$3,872	$(3,973)

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

	Fair Value Measurements Using
March 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$40,178			$40,178
Other real estate owned	$489			$489

	Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$75,802			$75,802
Other real estate owned	$5,193			$5,193

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2010, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	March 31, 2010
	Carrying Amount	Fair Value
Assets at March 31, 2010:
Cash and due from banks	$59,723	$59,723
Interest-bearing time deposits	157,735	157,735
Investment securities available for sale	475,596	475,596
Investment securities held to maturity	163,485	163,350
Mortgage loans held for sale	3,646	3,646
Loans	3,045,972	3,004,778
FRB and FHLB stock	36,721	36,721
Interest receivable	19,532	19,532

Liabilities at March 31, 2010:
Deposits	$3,397,786	$3,415,297
Borrowings:
Securities sold under repurchase agreements	112,826	113,276
Federal Home Loan Bank advances	123,261	129,806
Subordinated debentures, revolving credit lines and term loans	194,794	151,438
Interest Payable	4,812	4,812

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

Available for Sale: The fair value of investment securities available for sale approximates carrying value.

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

Borrowings:  The fair value of borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt, except for short-term and adjustable rate borrowing arrangements. At March 31, the fair value for these instruments approximates carrying value.

NOTE 5. Investment Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2010
U.S. Government-sponsored agency securities	$4,344	$63		$4,407
State and municipal	229,968	9,795	$(44)	239,719
Mortgage-backed securities	225,589	2,847	(186)	228,250
Corporate Obligations	6,651		(5,261)	1,390
Equity securities	1,830			1,830
Total available for sale	468,382	12,705	(5,491)	475,596
Held to maturity at March 31, 2010
State and municipal	17,495	382		17,877
Mortgage-backed securities	145,990	184	(701)	145,473
Total held to maturity	163,485	566	(701)	163,350
Total Investment Securities	$631,867	$13,271	$(6,192)	638,946

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5. Investment Securities continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
U.S. Government-sponsored agency securities	$4,350	$56		$4,406
State and municipal	236,933	9,307	$(9)	246,231
Mortgage-backed securities	154,488	2,321	(831)	155,978
Corporate Obligations	9,585	310	(4,733)	5,162
Equity securities	1,830			1,830
Total available for sale	407,186	11,994	(5,573)	413,607
Held to maturity at December 31, 2009
State and municipal	15,990	327	(13)	16,304
Mortgage-backed securities	133,520		(2,488)	131,032
Total held to maturity	149,510	327	(2,501)	147,336
Total Investment Securities	$556,696	$12,321	$(8,074)	560,943

The amortized cost and fair value of available for sale securities and held to maturity securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2010:
Due in one year or less	$13,084	$13,205	$9,147	$9,193
Due after one through five years	36,100	37,677	535	568
Due after five through ten years	35,454	37,356	3,643	3,716
Due after ten years	156,325	157,278	4,170	4,400
	$240,963	$245,516	$17,495	$17,877

Mortgage-backed securities	225,589	228,250	145,990	145,473
Equity securities	1,830	1,830

Total Investment Securities	$468,382	$475,596	$163,485	$163,350

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $251,801,000 at March 31, 2010.

The book value of securities sold under agreements to repurchase amounted to $78 million at March 31, 2010.

Gross gains of $1,842,000 resulting from sales and redemptions of available for sale securities were realized for the three months ended March 31, 2010. There were no gross losses resulting from sales and redemptions of available for sale securities realized for the three months ended March 31, 2010.  The Corporation has recognized a credit loss of $488,000 in the three months ended March 31, 2010, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment securities to be other-than-temporarily impaired at March 31, 2010.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5. Investment Securities continued

Gross gains of $2,792,000 resulting from sales of available for sale securities were realized in the three months ended March 31, 2009.  There were no losses recognized from the sales of available for sale securities in the three months ended March 31, 2009.

Certain investments in debt (and equity) securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $163,212,000 and $182,038,000, which is approximately 25.5 percent and 32.3 percent of the Corporation’s available for sale and held to maturity investment portfolio at March 31, 2010 and December 31, 2009.

Except as discussed below, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at March 31, 2010
State and municipal	$8,649	$(44)			$8,649	$(44)
Mortgage-backed securities	152,246	(883)	$957	$(4)	153,203	(887)
Corporate obligations	42	(773)	1,318	(4,488)	1,360	(5,261)
Total Temporarily Impaired Investment Securities	$60,937	$(1,700)	$2,275	$(4,492)	$163,212	$(6,192)

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2009
State and municipal	$7,813	$(20)	$138	$(2)	$7,951	$(22)
Mortgage-backed securities	171,779	(3,319)			171,779	(3,319)
Corporate obligations	1,125	(656)	1,183	(4,077)	2,308	(4,733)
Total Temporarily Impaired Investment Securities	$180,717	$(3,995)	$1,321	$(4,079)	$182,038	$(8,074)

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5. Investment Securities continued

Mortgage-backed Securities

The unrealized losses on the Corporation’s investment in mortgage-backed securities were a result of interest rate increases.  The Corporation expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2010.  As noted in the table above, the mortgage-backed securities contain unrealized losses of $186,000 on nine securities in the available for sale portfolio and $701,000 on nineteen securities in the held to maturity portfolio.   All but one of these securities is issued by a government sponsored entity.  The unrealized loss on the single security not issued by a government sponsored entity, included in the table above, is $14,000, on a book value of $1,405,000.

State and Political Subdivisions

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Other Securities

The Corporation’s unrealized losses on pooled trust preferred securities total $5.2 million on a book value of $6.6 million. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. The Corporation has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation has recognized a credit loss of $488,000 in the first quarter of 2010, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment securities to be other-than-temporarily impaired at March 31, 2010.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in 2010	Accumulated Credit Losses in 2009
Credit losses on debt securities held:
Balance, January 1	$9,411	$2,682
Additions related to other-than-temporary losses not previously recognized	488	477
Balance, March 31	$9,899	$3,159

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 6. Loans and Allowance

The following table shows the composition of the Corporation’s loan portfolio for the periods indicated:

	March 31,	December 31,
	2010	2009
Loans:
Commercial and industrial loans	$621,591	$675,860
Agricultural production financing and other loans to farmers	109,457	121,031
Real estate loans
Construction	131,548	158,725
Commercial and farm land	1,259,588	1,254,115
Residential	821,014	841,584
Individual's loans for household and other personal expenditures	142,108	154,132
Tax-exempt loans	23,047	22,049
Lease financing receivables, net of unearned income	6,396	7,135
Other loans	19,791	35,157
	3,134,540	3,269,788
Allowance for loan losses	(88,568)	(92,131)
Total Loans	$3,045,972	$3,177,657

The following table summarizes changes in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Allowance for loan losses:
Balances, January 1	$92,131	$49,543
Provision for losses	13,869	12,921
Adjustment related to acquisition		2,040
Recoveries on loans	832	688
Loans charged off	(18,264)	(6,690)
Balances, March 31	$88,568	$58,502

Information on non-performing assets including nonaccruing, contractually past due 90 days or more other than nonaccruing, real estate owned, renegotiated loans and impaired loans is summarized below:

	March 31,	December 31,
	2010	2009
Non-Performing Assets:
Non-accrual loans	$122,891	$118,409
Renegotiated loans	859	8,833
Non-performing loans (NPL)	123,750	127,242
Real estate owned and repossessed assets	18,268	14,879
Non-performing assets (NPA)	142,018	142,121
90+ days delinquent and still accruing	2,600	3,967
NPAS & 90+ days delinquent	$144,618	$146,088
Impaired Loans	$157,391	$178,754

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Loans and Allowance continued

See the information regarding the analysis of loan loss experience in the Loan Quality/Provision for Loan Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

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

	Three Months Ended March 31,
	2010			2009
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$1,586			$4,117
Less: Preferred stock dividends	1,450			628
Net income available to common stockholders	136	21,373,405	$0.01	3,489	21,022,505	$0.17
Effect of dilutive stock options and warrants		88,770			70,862
Diluted net income per share:
Net income available to common stockholders and assumed conversions	$136	21,462,175	$0.01	$3,489	21,093,367	$0.17

Stock options to purchase 1,093,344 and 1,085,848 shares for the three months ended March 31, 2010 and 2009, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Note 8. Goodwill

Goodwill is reviewed for impairment at least annually. Due to the declining stock price and the economic environment during 2009, the Corporation engaged a third party to perform the evaluation several times in 2009. The evaluation included a weighted average of three approaches. The asset approach values each asset and liability separately, which are then summed to produce an indication of the equity value of the business. The market approach compares the subject to similar businesses that have been sold. The income approach determines the value of a business using a discounted cash flow based on expectations of future earnings or cash flows. The most recent review was completed in the fourth quarter of 2009 and the results of the evaluation showed that the carrying value of First Merchants Corporation, as of November 30, 2009, did not exceed its fair value, and therefore management concluded that goodwill was not impaired.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 8. Goodwill continued

At March 31, 2010, management reviewed the discounted cash flow approach used by the third party with updated information and reviewed the future earnings assumptions in the most recent third party analysis. Management determined that the carrying value of First Merchants Corporation does not exceed the fair value and therefore, management concluded that goodwill was not impaired.

Note 9.  Impact of Accounting Changes

FASB ASC Topic 860-10, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB ASC 810-10.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC Topic 860-10 and FASB ASC 810-10, which change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend Statement of FASB ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB ASC 810-10, Consolidation of Variable Interest Entities. Both FASB ASC Topic 860-10 and FASB ASC Topic 810-10 were effective January 1, 2010 and neither have a significant impact on the Corporation’s financial statements.

On January 21, 2010, the Board of Governors of the Federal Reserve System issued final risk-based capital rules related to the adoption of these accounting standards by financial institutions. ASC 860-10 and ASC 810-10 make substantive changes to how banking organizations account for many items, including securitized assets, that had been previously excluded from their balance sheets. Banking organizations affected by ASC 860-10 and ASC 810-10 generally will be subject to higher risk-based regulatory capital requirements intended to better align risk-based capital requirements with the actual risks of certain exposures.

The Corporation has adopted these standards, and takes into account in our internal capital planning processes the impact of these standards. Management continues to assess whether additional capital may be necessary to support the risks associated with off-balance-sheet vehicles affected by the new accounting standards.

FASB ASU 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements.  On February 24, 2010, FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements. The ASU establishes separate subsequent event recognition criteria and disclosure requirements for U.S. Securities and Exchange Commission (“SEC”) filers. Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place. Only the disclosure is affected.

The ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change. SEC filers are defined in the update as entities required to file or to furnish their financial statements with either the SEC or another appropriate agency (such as the Federal Deposit Insurance Corporation or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of  Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported a first quarter return to profitability with net income available to shareholders of $136,000 or $.01 per common share, for the quarter ended March 31, 2010, compared to net income of $3.5 million, or $.17 per common share, for the quarter ended March 31, 2009.

Net charge-offs were $17.4 million for the quarter, exceeding provision expense of $13.9 million by $3.5 million.  Commercial and industrial loans represented the largest portion of net charge-offs at $12.2 million for the quarter. Non-performing assets plus 90 days delinquent loans were $145 million, or 3.3 percent of total assets at March 31, 2010.  The Corporation’s allowance for loan losses increased to 2.82 percent of total loans, a $3.6 million decrease from December 31, 2009, but a $30 million increase over March 31, 2009.

Assets decreased by $105 million during the quarter.   Loans, including loans held for sale, decreased $139.6 million during the first quarter of 2010, or 4.3 percent, due to normal loan run-off coupled with a reduction in both consumer and commercial demand for borrowing.  The combined cash and cash equivalents and interest bearing deposits declined by $35.7 million. Cash and cash equivalent balances were moved into interest bearing accounts as available. These declines have generated excess liquidity of $175.3 million, of which $76.0 million has been invested in the investment securities portfolio, and $19.3 million was used to reduce higher cost borrowings and brokered CD balances.

Deposits decreased $138.8 million during the first quarter of 2010, or 3.9 percent.  Maturing brokered deposits and CDs over $100,000 accounted for $66.4 million of the decline. Another $30.5 million were maturities of CDs below $100,000. Management continues to focus on maximizing deposit pricing in an effort to retain customer relationships, remain competitive in the local markets and allow higher cost deposits to mature.

The Corporation’s loan to deposit ratio is now 92.25 percent and its loan to asset ratio totals 71.63 percent.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well capitalized” as discussed in the section entitled “CAPITAL” below.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  It is a function of net interest margin and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods.  Net interest margin increased 14 basis points from 3.68 percent in the first quarter of 2009 to 3.82 percent in the first quarter of 2010 while earning assets decreased by $343 million.  The table below presents the Corporation’s asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2010 and 2009.

During the three months ended March 31, 2010, asset yields decreased 30 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 44 basis points, resulting in a 14 basis point (FTE) increase in net interest income as compared to the same period in 2009.

	Three Months Ended
	March 31,
(Dollars in Thousands)	2010	2009
Annualized net interest income	$144,859	$153,999
Annualized FTE adjustment	$6,295	$4,274
Annualized net interest income on a fully taxable equivalent basis	$151,154	$158,273
Average earning assets	$3,955,515	$4,298,621
Interest income (FTE) as a percent of average earning assets	5.39%	5.69%
Interest expense as a percent of average earning assets	1.57%	2.01%
Net interest income (FTE) as a percent of average earning assets	3.82%	3.68%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income decreased by $1,507,000 or 10.4% during the first quarter of 2010, compared to the first quarter of 2009. Other-than-temporary impairment losses on pooled trust preferred investments of $488,000 offset gains recognized on the sale of investment securities, resulting in a net gain of approximately $1,354,000 during the first quarter of 2010, $960,000 lower than the same period in 2009. Gains on interest rate floors were fully realized in 2009, causing the first quarter of 2010 to be lower than the same period in 2009 by $481,000. Additionally, income from the loan level hedge agreements and the related fair value adjustments was $61,000 lower than the first quarter in 2009.

Non-Interest Expense

First quarter non-interest expenses in 2010, compared with the same period in 2009, decreased by $74,000 or 0.21%. Salaries and employee benefit costs fell $2,453,000 or 12.26% due to cost savings realized after the Lincoln Bank acquisition and other staff reductions. Similarly, processing expenses decreased $653,000 due to one-time expenses incurred in the first quarter of 2009 related to the consolidation of core systems after the Lincoln acquisition. However, FDIC expenses were up this quarter compared with the first quarter of 2009 by $1,146,000 due to rate increases throughout 2009. OREO and credit related expenses increased $2,151,000 due to increased write-downs of OREO properties and other impaired loan expenses.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS continued

Income Tax Expense (Benefit)

The income tax benefit for the three months ended March 31, 2010 was $916,000 with an effective tax rate of (136.7) percent.  For the same period in 2009, the income tax expense was $1,218,000 with an effective tax rate of 22.8 percent.  The main factor for the decrease in the effective tax rate is that tax-exempt interest income comprised a higher percentage of pre-tax earnings in the first quarter of 2010 than in the first quarter of 2009.

CAPITAL

To be categorized as well capitalized, the Bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation’s regulatory capital exceeded the regulatory “well capitalized” standard at March 31, 2010.

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses. The Corporation's Tier I capital to average assets ratio was 9.13 percent at March 31, 2010 and 8.20 percent at December 31, 2009.

At March 31, 2010, the Corporation had a Tier I risk-based capital ratio of 11.65 percent and total risk-based capital ratio of 14.44 percent, compared to 10.32 percent and 13.04 percent respectively at December 31, 2009. Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

Management is currently evaluating various methods for repayment of the $116.0 million of preferred stock, which was issued to the Treasury Department in connection with the Troubled Assets Relief Program’s Capital Purchase Program (CPP) during 2009, the most immediate being earnings growth and capital retention as evidenced by a reduction in the dividend paid to common shareholders. On January 29, 2010 the Corporate Board of Directors declared a reduced dividend of $0.01 per share, payable on March 19, 2010. In addition to other legal and regulatory restrictions on the Corporation’s ability to pay dividends, the terms of the CPP also prevent the Corporation from declaring a quarterly dividend on its common stock in excess of $0.23 per share without the prior consent of the Treasury Department.

On March 25, 2010, the Corporation received a response from the Treasury Department expressing its willingness to consent to management’s proposed exchange (a) of up to 58,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Designated Preferred Stock”), having a liquidation amount of $1,000 per share currently held by the Treasury, for (b) approximately $58.0 million in aggregate principal amount of Trust Preferred Securities. The Treasury Department’s willingness to consent to the partial exchange of Designated Preferred Stock for Trust Preferred Securities was subject to, in part, the Corporation’s raising capital through a registered direct private placement of between 2.1 million and 4.2 million common shares.  Subject to appropriate regulatory approval, completion of the exchange of Designated Preferred Stock for Trust Preferred Securities is expected in the second quarter of 2010.

On March 30, 2010, the Corporation completed the registered direct private placement of common equity totaling 4.2 million shares of its common stock in exchange for gross proceeds of approximately $24.15 million.

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

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2010	2009
Average goodwill	$141,357	$141,238
Average core deposit intangible (CDI)	16,818	19,878
Average deferred tax on CDI	(3,730)	(2,494)
Intangible adjustment	$154,445	$158,622
Average stockholders' equity (GAAP capital)	$466,994	$477,148
Average cumulative preferred stock issued under the Capital Purchase Program	(112,455)	(96,518)
Intangible adjustment	(154,445)	(158,622)
Average tangible capital	$200,094	$222,008
Average assets	$4,363,768	$4,674,590
Intangible adjustment	(154,445)	(158,622)
Average tangible assets	$4,209,323	$4,515,968
Net income (loss) available to common stockholders	$136	$(45,742)
CDI amortization, net of tax	730	3,097
Tangible net income (loss) available to common stockholders	$866	$(42,645)
Diluted earnings per share	$0.01	$(2.17)
Diluted tangible earnings per share	$0.04	$(2.02)
Return on average GAAP capital	0.12%	-9.59%
Return on average tangible capital	1.73%	-19.21%
Return on average assets	0.01%	-0.98%
Return on average tangible assets	0.08%	-0.94%

LOAN QUALITY/PROVISION FOR LOAN LOSSES

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

Non-performing loans will change as a result of routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.

At March 31, 2010, non-performing assets, which includes non-accrual loans, restructured loans, and other real estate owned, plus loans 90-days delinquent, totaled $144,618,000, a decrease of $1,470,000 from December 31, 2009 as noted in the table below. Other real estate owned increased $3,389,000 from December 31, 2009. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.   Loans 90-days delinquent decreased $1,367,000 from December 31, 2009.

	March 31,	December 31,
(Dollars in Thousands)	2010	2009
Non-Performing Assets:
Non-accrual loans	$122,891	$118,409
Renegotiated loans	859	8,833
Non-performing loans (NPL)	123,750	127,242
Real estate owned and repossessed assets	18,268	14,879
Non-performing assets (NPA)	142,018	142,121
90+ days delinquent and still accruing	2,600	3,967
NPAS & 90+ days delinquent	$144,618	$146,088
Impaired Loans	$157,391	$178,754

The composition of the non-accrual loans is reflected in the following table.

(Dollars in Thousands)	Commercial & Industrial	Commercial Mortgage	Land and Lot	Agriculture	Total Commercial	Residential Mortgage	Home Equity	Other Consumer	Total Consumer	Total Consumer & Commercial
Loan Balances including Loans Held for Sale	$642.3	$1,132.1	$131.5	$260.0	$2,165.9	$604.6	$220.0	$147.6	$972.3	$3,138.2
% of Total	20.5%	36.1%	4.1%	8.3%	69.0%	19.3%	7.0%	4.7%	31.0%
Non-Accrual Loans	$23.7	$54.4	$13.5	$6.2	$97.7	$23.4	$1.7	$0.1	$25.2	$122.9
Non-accrual ratio	3.68%	4.80%	10.25%	2.38%	4.51%	3.86%	0.79%	0.06%	2.59%	3.92%

Prior to December 31, 2009, the Corporation globally included all classified loans, including substandard, doubtful and loss credits in impaired loans.  At December 31, 2009, management refined its internal definition of impaired loans to be more specific and include all non-accrual loans, renegotiated loans, as well as substandard, doubtful and loss grade loans that were deemed impaired according to the applicable guidance.  A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2010, impaired loans totaled $157,391,000, a decrease of $21,363,000 from December 31, 2009. At March 31, 2010, an allowance for losses was not deemed necessary for impaired loans totaling $91,507,000, as there was no identified loss on these credits. An allowance of $21,815,000 was recorded for the remaining balance of impaired loans of $65,884,000 and is included in our allowance for loan losses.

At March 31, 2010, the allowance for loan losses was $88,568,000, a decrease of $3,563,000 from year end 2009. As a percent of loans, the allowance was 2.82 percent at March 31, 2010 and 2.81 percent at December 31, 2009. The provision for loan losses for the first three months of 2010 was $13,869,000, an increase of $948,000 from $12,921,000 for the same period in 2009. Specific reserves on impaired loans decreased $4,464,000 from 26,279,000 at December 31, 2009 to $21,815,000 at March 31, 2010

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

Net charge offs for the first quarter of 2010 were $17,432,000. Of this amount, the 5 largest customer charge offs totaled $14,658,000, with $10,928,000 being the largest, followed by $2,383,000 as the next largest charge off. The distribution of the net charge offs for the first three months of 2010 is reflected in the following table.

(Dollars in Thousands)	Commercial & Industrial	Commercial Mortgage	Land and Lot	Agriculture	Total Commercial	Residential Mortgage	Home Equity	Other Consumer	Total Consumer	Total Consumer & Commercial
Loan Balances including Loans Held for Sale	$642.3	$1,132.1	$131.5	$260.0	$2,165.9	$604.6	$220.0	$147.6	$972.3	$3,138.2
% of Total	20.5%	36.1%	4.1%	8.3%	69.0%	19.3%	7.0%	4.7%	31.0%
YTD Net Charge-offs	$12.2	$2.8	$0.1	$0.9	$16.0	$0.8	$0.2	$0.4	$1.4	$17.4
Net Charge-off ratio*	7.60%	1.00%	0.19%	1.38%	2.95%	0.55%	0.43%	1.03%	0.59%	2.22%
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

LIQUIDITY

Liquidity management is the process by which we ensure that adequate liquid funds are available for the holding company and its subsidiaries. These funds are necessary in order to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to stockholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by the asset/liability committee.

Our liquidity is dependent upon our receipt of dividends from the Bank, which is subject to certain regulatory limitations and access to other funding sources. Liquidity of the Bank is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $475,596,000 at March 31, 2010, an increase of $61,989,000, or 15.0 percent above December 31, 2009. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $9,147,000 at March 31, 2010. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources. At March 31, 2010, total borrowings from the FHLB were $123,261,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2010 was $137,828,000.

The Bank has $79,000,000 of Senior Notes (the “Notes”) that are guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (TLGP) and are backed by the full faith and credit of the United States. The Notes mature on March 30, 2012. The Notes are issued by the Bank and are not obligations of, or guaranteed by, the Corporation. In connection with the FDIC’s TLGP, the Bank entered into a Master Agreement with the FDIC that contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the FDIC’s TLGP.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants. A breach of any of these covenants could result in a default under the Loan Agreement. As of March 31, 2010, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.50% and a second financial covenant in the Loan Agreement requiring the Corporation to maintain a certain asset quality ratio less than 25%.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at March 31, 2010 are as follows:

March 31,
(Dollars in Thousands)	2010
Amounts of commitments:
Loan commitments to extend credit	$498,544
Standby letters of credit	42,465
$541,009

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at March 31, 2010 are as follows:

(Dollars in Thousands)	2010 Remaining	2011	2012	2013	2014	2015 and after	Total
Operating leases	$1,659	$2,038	$1,647	$895	$820	$1,061	$8,120
Securities sold under repurchase agreements	88,576		14,250		10,000		112,826
Federal Home Loan Bank advances	39,492	18,934	50,587	414	1,331	12,503	123,261
Subordinated debentures, revolving credit lines and term loans			78,968			115,826	194,794
Total	$129,727	$20,972	$145,452	$1,309	$12,151	$129,390	$439,001

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

Management believes that our liquidity and interest sensitivity position at March 31, 2010, remained adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates our best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For loans and investments, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, e.g., savings, money market, NOW and demand deposits, reflect our best estimate of expected future behavior.

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

	At March 31, 2010
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(7)
Three-Year CMT	200	(72)
Five-Year CMT	200	(100)
CD's	200	(74)
FHLB Advances	200	(31)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at March 31, 2010. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations. All results are within the Corporation’s policy limits.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK continued

	At March 31, 2010
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$150,549	$154,358	$148,517
Variance from Base		$3,809	$(2,032)
Percent of change from base	0.00%	2.53%	-1.35%
Policy Limit		-5.00%	-2.00%

The comparative rising and falling scenarios below as of December 31, 2009, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

	At December 31, 2009
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(7)
Three-Year CMT	200	(61)
Five-Year CMT	200	(100)
CD's	200	(79)
FHLB Advances	200	(37)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at December 31, 2009. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2009
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$148,713	$158,850	$146,071
Variance from Base		$10,137	$(2,642)
Percent of change from base	0.00%	6.82%	-1.78%
Policy Limit		-5.00%	-2.00%

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2010, and December 31, 2009. Earning assets decreased by $77,121,000 in the three months ended March 31, 2010.  Federal funds sold decreased $95,302,000, whereas, interest-bearing time deposits increased by $83,710,000, a majority of which related to the change in investing excess funds at the Federal Reserve Bank.  Investments increased by approximately $75,964,000, while loans and loans held for sale decreased by $139,638,000. Excess liquidity created by the decline in the loan portfolio was used to increase the investment securities portfolio.  The three largest loan segments that decreased were commercial and industrial, construction real estate, and residential real estate.  The only loan segment that increased was commercial and farmland.

	March 31,	December 31,
(Dollars in Thousands)	2010	2009
Federal funds sold	$7,044	$102,346
Interest-bearing time deposits	157,735	74,025
Investment securities available for sale	475,596	413,607
Investment securities held to maturity	163,485	149,510
Mortgage loans held for sale	3,646	8,036
Loans	3,134,540	3,269,788
Federal Reserve and Federal Home Loan Bank stock	36,721	38,576
Total	$3,978,767	$4,055,888

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

FIRST MERCHANTS CORPORATION
FORM 10Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 1.A. RISK FACTORS

There have been no material changes from to the risk factors previously disclosed in the Corporation’s December 31, 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          a. None

          b. None

          c. None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. [RESERVED]

ITEM 5. OTHER INFORMATION

         a. None

         b. None

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 6. EXHIBITS

Exhibit No.:	Description of Exhibit	Form 10-Q No.:
10.1	First Merchants Corporation Senior Management Incentive Compensation Plan dated February 25, 2010 and amended on March 31, 2010	38
10.2
Form of Securities Purchase Agreement between First Merchants Corporation and six groups of institutional investors, dated March 30, 2010 (incorporated by reference to registrant’s Form 8K filed on March 30, 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	41
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	42
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	43

FIRST MERCHANTS CORPORATION
FORM 10Q

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

First Merchants Corporation

(Registrant)

Date: May 10, 2010                                                                    by  /s/ Michael C. Rechin
                                                                                        Michael C. Rechin
                                                                                        President and Chief Executive Officer
                                                                                        (Principal Executive Officer)

Date: May 10, 2010                                                                    by   /s/ Mark K. Hardwick
                                                                                        Mark K. Hardwick
                                                                                        Executive Vice President and
                                                                                        Chief Financial Officer
                                                                                        (Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION
FORM 10Q

INDEX TO EXHIBITS

Exhibit No.:	Description of Exhibit	Form 10-Q No.:
10.1	First Merchants Corporation Senior Management Incentive Compensation Plan dated February 25, 2010 and amended on March 31, 2010	38
10.2
Form of Securities Purchase Agreement between First Merchants Corporation and six groups of institutional investors, dated March 30, 2010 (incorporated by reference to registrant’s Form 8K filed on March 30, 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	41
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	42
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	43

FIRST MERCHANTS CORPORATION
FORM 10Q

EXHIBIT-10.1

First Merchants Corporation
Senior Management Incentive
Compensation Program
Approved February 25, 2010
(as amended on March 31, 2010)

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

FIRST MERCHANTS CORPORATION
FORM 10Q

EXHIBIT-10.1 Senior Management Incentive Compensation Program continued

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

	A	B	C	D	E	F
Target %:	45%	40%	25% - 30%	15% - 20%	10%- 15%	5 bps
Participants:	FMC CEO	FMC EVP	•Executive Officers •Non-Bank Presidents •Regional Presidents	Selected Senior Leadership	•Department Heads •Division Heads •Other Management Leadership	Mortgage Sales Managers
Incentive Components:	Operating EPS at 100% (calculated on GAAP basis)	Operating EPS at 100% (calculated on GAAP basis)
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

FIRST MERCHANTS CORPORATION
FORM 10Q

EXHIBIT-10.1 Senior Management Incentive Compensation Program continued

B.	Schedule Determining EPS on a diluted GAAP basis* payouts

	$ Actual	Payout %
	< $0.05	0%
	0.05	30%
	0.10	40%
	0.15	50%
	0.20	60%
	0.25	70%
	0.30	80%
	0.35	90%
Target	0.40	100%
	0.45	110%
	0.50	120%
	0.55	130%
	0.60	140%
	0.65	150%

* Earnings Per Share adjusted for any unplanned extraordinary income or expenses, all as determined by the Committee.

C.	Schedule Determining Operating Earnings Payouts for FMTC and FMIS

	Operating Earnings % Change*	Payout %
	<10%	0%
	10%	40%
	12.5%	50%
	15%	60%
	17.5%	70%
	20%	80%
	22.5%	90%
Target	25%	100%
	27.5%	110%
	30%	120%
	32.5%	130%
	35.0%	140%
	37.5%	150%
	40%	160%
	42.5%	170%
	45%	180%
	47.5%	190%
	=>50%	200%

* Operating earnings adds back charges for amortization of goodwill and other non-operating expenses and excludes unplanned extraordinary income or expenses, all as determined by the Committee.  Operating earnings will also be normalized for subsidiary acquisitions.

Senior Management Incentive Compensation Program - Revised 03/31/2010

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

Date: May 10, 2010                                                                                     by  /s/ Michael C. Rechin
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

Date: May 10, 2010                                                                                     by:  /s/ Mark K. Hardwick
           Mark K. Hardwick
           Executive Vice President and
           Chief Financial Officer
           (Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION
FORM 10Q

EXHIBIT-32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of  section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 10, 2010                                                                                     by  /s/ Michael C. Rechin
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

                                                _____________________________________________________

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully  complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 10, 2010                                                                                     by  /s/ Mark K. Hardwick
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