Form 10-Q
period 2010-08-09
FIRST MERCHANTS CORP
filed 2010-08-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there were 25,549,847 outstanding common shares, of the registrant.

FIRST MERCHANTS CORPORATION
FORM 10Q

FIRST MERCHANTS CORPORATION
FORM 10Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

CONSOLIDATED CONDENSED BALANCE SHEETS	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$60,223	$76,801
Federal funds sold	4,101	102,346
Cash and cash equivalents	64,324	179,147
Interest-bearing time deposits	40,823	74,025
Investment securities available for sale	475,588	413,607
Investment securities held to maturity	170,597	149,510
Mortgage loans held for sale	7,600	8,036
Loans, net of allowance for loan losses of $86,970 and $92,131	2,964,376	3,177,657
Premises and equipment	53,437	55,804
Federal Reserve and Federal Home Loan Bank stock	36,218	38,576
Interest receivable	18,894	20,818
Core deposit intangibles	14,983	17,383
Goodwill	141,357	141,357
Cash surrender value of life insurance	95,666	94,636
Other real estate owned	20,124	14,879
Tax asset, deferred and receivable	52,839	64,394
Other assets	26,422	31,123
TOTAL ASSETS	$4,183,248	$4,480,952
LIABILITIES
Deposits:
Noninterest-bearing	$516,769	$516,487
Interest-bearing	2,744,194	3,020,049
Total Deposits	3,260,963	3,536,536
Borrowings:
Securities sold under repurchase agreements	107,505	125,687
Federal Home Loan Bank advances	100,540	129,749
Subordinated debentures, revolving credit lines and term loans	225,867	194,790
Total Borrowings	433,912	450,226
Interest payable	4,911	5,711
Other liabilities	25,933	24,694
Total Liabilities	3,725,719	4,017,167
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 69,600 and 116,000 shares	67,649	112,373
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 25,524,948 and 21,227,741 shares	3,191	2,653
Additional paid-in capital	231,372	206,600
Retained earnings	158,118	150,860
Accumulated other comprehensive loss	(2,926)	(8,826)
Total Stockholders' Equity	457,529	463,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,183,248	$4,480,952

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans receivable:
Taxable	$43,977	$52,843	$89,425	$106,636
Tax exempt	252	247	529	462
Investment securities:
Taxable	3,286	3,261	6,177	7,024
Tax exempt	2,548	2,362	5,194	4,131
Federal funds sold	3	42	20	54
Deposits with financial institutions	95	116	155	218
Federal Reserve and Federal Home Loan Bank stock	330	199	690	672
Total Interest Income	50,491	59,070	102,190	119,197
INTEREST EXPENSE
Deposits	10,520	15,569	22,015	32,280
Federal funds purchased	4		4	22
Securities sold under repurchase agreements	429	507	928	974
Federal Home Loan Bank advances	1,440	2,447	3,004	5,396
Subordinated debentures, revolving credit lines and term loans	1,919	2,113	3,845	3,592
Total Interest Expense	14,312	20,636	29,796	42,264
NET INTEREST INCOME	36,179	38,434	72,394	76,933
Provision for loan losses	15,015	58,995	28,884	71,916
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	21,164	(20,561)	43,510	5,017
OTHER INCOME
Service charges on deposit accounts	3,506	3,888	6,768	7,430
Fiduciary activities	1,978	1,680	4,038	3,739
Other customer fees	2,195	1,946	4,693	3,949
Commission income	1,487	1,698	3,476	3,757
Earnings on cash surrender value of life insurance	526	331	1,034	654
Net gains and fees on sales of loans	1,185	1,678	2,334	3,108
Net realized gains/(losses) on sales of available for sale securities	257	1,154	2,099	3,946
Other-than-temporary impairment on available for sale securities	(1,307)	(5,710)	(1,787)	(4,489)
Portion of loss recognized in other comprehensive income before taxes	907	3,665	899	1,966
Net impairment losses recognized in earnings	(400)	(2,045)	(888)	(2,523)
Other income	208	1,160	352	1,901
Total Other Income	10,942	11,490	23,906	25,961
OTHER EXPENSES
Salaries and employee benefits	17,942	19,685	35,504	39,700
Net occupancy	2,058	2,443	4,909	5,012
Equipment	1,861	1,909	3,714	3,785
Marketing	495	564	924	1,113
Outside data processing fees	1,311	1,405	2,591	3,338
Printing and office supplies	321	397	639	760
Core deposit amortization	1,192	1,278	2,399	2,555
FDIC assessments	2,243	3,494	3,965	4,070
Other expenses	6,920	7,017	14,338	12,573
Total Other Expenses	34,343	38,192	68,983	72,906
INCOME (LOSS) BEFORE INCOME TAX	(2,237)	(47,263)	(1,567)	(41,928)
Income tax expense (benefit)	(1,894)	(17,534)	(2,810)	(16,316)
NET INCOME (LOSS)	(343)	(29,729)	1,243	(25,612)
Gain on exchange of preferred stock for trust preferred debt	10,052		10,052
Preferred stock dividends and discount accretion	(1,443)	(1,450)	(2,893)	(2,078)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$8,266	$(31,179)	$8,402	$(27,690)
Per Share Data:
Basic Net Income (Loss) Available to Common Stockholders	$0.35	$(1.49)	$0.36	$(1.32)
Diluted Net Income (Loss) Available to Common Stockholders	$0.35	$(1.49)	$0.36	$(1.32)
Cash Dividends Paid	$0.01	$0.08	$0.02	$0.31
Average Diluted Shares Outstanding (in thousands)	25,633	21,060	23,555	21,041

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(343)	$(29,729)	$1,243	$(25,612)
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the
period, net of income tax (expense) benefit of $(3,144), $379, $(3,891) and $38	5,838	(703)	7,226	(70)
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been recognized
in income, net of tax (expense) benefit of $318, $1,283, $314 and $688	(590)	(2,382)	(584)	(1,277)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) arising during the period, net of
income tax (expense) benefit of $0, $153, $0 and $622		(229)		(933)
Amortization of items previously recorded in accumulated
other comprehensive gain (loss), net of income tax
(expense) benefit of $(15), $(161), $(30) and $(259)	22	242	45	389
Reclassification adjustment for gain (loss) included in net income
net of income tax (expense) benefit of $(50), $(312), $424 and $498	93	579	(787)	(925)
	5,363	(2,493)	5,900	(2,816)
Comprehensive income (loss)	$5,020	$(32,222)	$7,143	$(28,428)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30, 2010	June 30, 2009

Net unrealized gain (loss) on securities available for sale	$10,613	$(1,854)

Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(584)	(1,277)

Defined Benefit Plans	(12,955)	(15,349)

	$(2,926)	$(18,480)

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred		Common Stock
Dollars in Thousands, Except Share Data	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2009	116,125	$112,498	21,227,741	$2,653	$206,600	$150,860	$(8,826)	$463,785
Comprehensive Income
Net Income						1,243		1,243
Gain on Exchange of Cumulative Preferred Stock to Trust Preferred Securities						10,052		10,052
Other Comprehensive Income, net of tax							5,900	5,900
Cash Dividends on Common Stock ($.02 per Share)						(472)		(472)
Cash Dividends on Preferred Stock under Capital Purchase Program						(3,190)		(3,190)
Cumulative Preferred Stock Converted to Trust Preferred Securities	(46,400)	(46,400)						(46,400)
Amortization of Discount on Cumulative Preferred Stock converted to Trust Preferred Securities		1,301						1,301
Amortization of Discount on Cumulative Preferred Stock issued under Capital Purchase Program		375						375
Amortization of Discount on Warrants issued under Capital Purchase Program						(375)		(375)
Private Stock Issuance			4,200,000	525	23,625			24,150
Tax Benefit (Loss) from Stock Options Exercised					(50)			(50)
Share-based Compensation			45,202	6	927			933
Stock Issued Under Employee Benefit Plans			57,896	7	292			299
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			6,090	1	45			46
Stock Redeemed			(11,981)	(1)	(67)			(68)
Balances, June 30, 2010	69,725	$67,774	25,524,948	$3,191	$231,372	$158,118	$(2,926)	$457,529

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	June 30,
	2010	2009
Cash Flow From Operating Activities:
Net income (loss)	$1,243	$(25,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	28,884	71,916
Depreciation and amortization	2,889	2,918
Share-based compensation	933	1,092
Tax expense (benefit) from stock compensation	50	(61)
Mortgage loans originated for sale	(84,105)	(148,363)
Proceeds from sales of mortgage loans	84,541	129,588
Gains on sales of securities available for sale	2,099	3,946
Recognized loss on other-than-temporary impairment	(888)	(2,523)
Change in interest receivable	1,924	3,198
Change in interest payable	(800)	(1,493)
Other adjustments	9,440	(29,345)
Net cash provided by operating activities	$46,210	$5,261
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$33,202	$(5,772)
Purchases of:
Securities available for sale	(152,085)	(326,516)
Securities held to maturity	(34,724)	(20,444)
Proceeds from sales of securities available for sale	64,314	95,215
Proceeds from maturities of:
Securities available for sale	38,407	78,433
Securities held to maturity	12,974	22,519
Change in Federal Reserve and Federal Home Loan Bank stock	2,358	(122)
Net change in loans	169,200	108,182
Proceeds from the sale of other real estate owned	8,084	12,601
Other adjustments	(522)	(1,969)
Net cash provided by (used in) investing activities	$141,208	$(37,873)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$(65,772)	$80,058
Certificates of deposit and other time deposits	(209,801)	(207,946)
Borrowings	8	95,904
Repayment of borrowings	(47,391)	(120,484)
Cash dividends on common stock	(472)	(6,564)
Cash dividends on preferred stock	(3,190)	(1,377)
Stock issued in private equity placement	24,150
Stock issued under dividend reinvestment and stock purchase plans	345	332
Cumulative preferred stock issued		116,000
Tax (expense) benefit from stock options exercised	(50)	61
Stock redeemed	(68)	(190)
Net cash used in financing activities	$(302,241)	$(44,206)
Net Change in Cash and Cash Equivalents	(114,823)	(76,818)
Cash and Cash Equivalents, January 1	179,147	150,486
Cash and Cash Equivalents, June 30	$64,324	$73,668
Additional cash flow information:
Interest paid	$30,597	$43,757
Income tax paid (refunded)	$(6,044)	$5,148
Exchange of preferred stock for trust preferred debt	$46,400
Loans transferred to other real estate owned	$15,197	$15,201
Non-cash investing activities using trade date accounting	$1,602

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year.

NOTE 2. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of June 30, 2010, there were 5,255 DSUs credited to the non-employee directors.

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

Share-based compensation guidance requires the Corporation to record compensation expense related to unvested share-based awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2010 was $448,000 and $933,000, respectively, compared to $549,000 and $1,092,000, respectively, for the three and six months ended June 30, 2009. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Operations.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately five percent for the six months ended June 30, 2010, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock and ESPP Options
Pre-tax compensation expense	$162	$225	$345	$433
Income tax benefit	(14)	(20)	(31)	(40)
Stock and ESPP option expense, net of income taxes	$148	$205	$314	$393
Restricted Stock Awards
Pre-tax compensation expense	$286	$324	$588	$659
Income tax benefit	(100)	(112)	(206)	(232)
Restricted stock awards expense, net of income taxes	$186	$212	$382	$427
Total Share-Based Compensation:
Pre-tax compensation expense	$448	$549	$933	$1,092
Income tax benefit	(114)	(132)	(237)	(272)
Total share-based compensation expense, net of income taxes	$334	$417	$696	$820

As of June 30, 2010, unrecognized compensation expense related to stock options and RSAs totaling $279,000 and $1,615,000, respectively, is expected to be recognized over weighted-average periods of .73 and 1.88 years, respectively.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Share-Based Compensation continued

Stock option activity under the Corporation's stock option plans as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,087,930	$23.51
Granted	35,000	$5.89
Exercised
Cancelled	(12,163)	26.04
Outstanding June 30, 2010	1,110,767	$22.93	5.33	$91,700
Vested and Expected to Vest at June 30, 2010	1,110,767	$22.93	5.06	$91,700
Exercisable at June 30, 2010	892,196	$24.70	4.44

The weighted-average grant date fair value was $1.81 for stock options granted during the six months ended June 30, 2010.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2010.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.  There were no stock options exercised during the first six months of 2010.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2010	204,091	$19.95
Granted	113,396	$6.08
Forfeited	(45,202)	$26.25
Vested	(1,673)	$18.57
Unvested RSAs at June 30, 2010	270,612	$12.83

The grant date fair value of ESPP options was estimated at the beginning of the April 1, 2010 quarterly offering period of approximately $49,000. The ESPP options vested during the three month period ending June 30, 2010. At June 30, 2010, there was no unrecognized compensation expense related to unvested ESPP options.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3.  Derivative Financial Instruments

The Corporation offers interest rate derivative products to certain of its sophisticated commercial borrowers.  This interest rate swap product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate.  These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk.  The extension of credit incurred through the execution of these derivative products is subject to the same approvals and underwriting standards as the related traditional credit product.  The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Corporation’s Asset Liability Committee.  By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting.  The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with fair value guidance), resulting in some insignificant volatility in earnings each period.  The notional amounts of the interest rate swaps were $67,686,000 at June 30, 2010.

This amount is offset with third-party counterparties, as described above, in the same amount.

The tables summarize the fair value of derivative financial instruments utilized by the Corporation as well as their classification on the Consolidated Condensed Balance Sheets as of June 30, 2010 and December 31, 2009:

	Asset Derivatives
	June 30, 2010		December 31, 2009
	Balance sheet location	Fair Value	Balance sheet location	Fair Value

Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts	Other assets	$3,924	Other assets	$2,624
		$3,924		$2,624

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance sheet location	Fair Value	Balance sheet location	Fair Value

Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts	Other liabilities	$(4,161)	Other liabilities	$(2,648)
		$(4,161)		$(2,648)

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Derivative Financial Instruments continued

The effect of derivative instruments on the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 is as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest rate contracts	Other income	$(207)	$(213)

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate contracts	Other income	$261	$290

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

As of June 30, 2010, the termination value of derivatives in a net liability position related to these agreements was $4,402,000.  The Corporation has minimum collateral posting thresholds with its derivative counterparties and has posted collateral of $2,509,000 as of June 30, 2010.  If the Corporation had breached any of these provisions at June 30, 2010, it could have been required to settle its obligations under the agreements at termination value.

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

Investment securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 fair value, including on corporate obligations and equity securities, was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities classified within Level 2. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Any investment security not valued based upon the methods above are considered Level 3.

Pooled Trust Preferred Securities

Seven of the pooled trust preferred securities in the portfolio amount to $6.3 million in amortized cost, with a fair value of $1.4 million. These securities were rated A or better at inception, but at June 30, 2010, Moody’s ratings on these securities now range from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the June 30, 2010 analysis, the conclusion was other-than-temporary impairment of $400,000 on two of these securities.

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

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$614		$614
State and municipal	235,529		235,529
Mortgage-backed securities	234,753		234,753
Corporate obligations	1,427			$1,427
Equity securities	3,265		3,261	4
Interest rate swap asset	3,924			3,924
Interest rate swap liability	(4,161)			(4,161)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

The  following  is a  reconciliation  of the  beginning  and ending  balances of recurring fair value measurements  recognized in the Consolidated Condensed Balance Sheets using  significant  unobservable  Level  3  inputs for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$1,394	$2,843	$(2,873)	$2,483	$2,624	$(2,648)
Total realized and unrealized gains and losses:
Included in net income (loss)	(400)	1,081	(1,288)	(888)	1,300	(1,513)
Included in other comprehensive income	345			(324)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	92			160
Ending balance at June 30, 2010	$1,431	$3,924	$(4,161)	$1,431	$3,924	$(4,161)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$1,550	$3,872	$(3,973)	$7,929	$4,094	$(4,224)
Total realized and unrealized gains and losses:
Included in net income (loss)	(2,045)	(986)	1,247	(2,522)	(1,208)	1,498
Included in other comprehensive income	2,377			(151)
Purchases, issuances and settlements		964			1,797
Transfers in/(out) of Level 3				(3,460)
Principal payments	144	(963)		230	(1,796)
Ending balance at June 30, 2009	$2,026	$2,887	$(2,726)	$2,026	$2,887	$(2,726)

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

	Fair Value Measurements Using
June 30, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$54,377			$54,377
Other real estate owned (collateral dependent)	1,483			1,483

	Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$75,802			$75,802
Other real estate owned (collateral dependent)	5,193			5,193

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first six months of 2010, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The fair value for impaired loans and other real estate owned is measured based on the value of the collateral securing those loans or real estate and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically calculated by using financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2010
	Carrying Amount	Fair Value
Assets at June 30, 2010:
Cash and due from banks	$64,324	$64,324
Interest-bearing time deposits	40,823	40,823
Investment securities available for sale	475,588	475,588
Investment securities held to maturity	170,597	174,569
Mortgage loans held for sale	7,600	7,600
Loans	2,964,376	2,940,341
FRB and FHLB stock	36,218	36,218
Interest receivable	18,894	18,894

Liabilities at June 30, 2010:
Deposits	$3,260,963	$3,278,581
Borrowings:
Securities sold under repurchase agreements	107,505	108,003
Federal Home Loan Bank advances	100,540	106,914
Subordinated debentures, revolving credit lines and term loans	225,867	169,459
Interest Payable	4,911	4,911

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

Loan commitments and letters-of-credit:  These assets generally have short-term, variable-rate features and contain clauses which limit the Corporation’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

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

Borrowings:  The fair value of borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt.

NOTE 5. Investment Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2010
U.S. Government-sponsored agency securities	$602	$12		$614
State and municipal	224,212	11,332	$15	235,529
Mortgage-backed securities	225,735	9,018		234,753
Corporate Obligations	6,344		4,917	1,427
Equity securities	3,265			3,265
Total available for sale	460,158	20,362	4,932	475,588
Held to maturity at June 30, 2010
State and municipal	22,854	502	2	23,354
Mortgage-backed securities	147,743	3,472		151,215
Total held to maturity	170,597	3,974	2	174,569
Total Investment Securities	$630,755	$24,336	$4,934	$650,157

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

The amortized cost and fair value of available for sale securities and held to maturity securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2010:
Due in one year or less	$10,434	$10,531	$14,506	$14,599
Due after one through five years	27,255	28,424	535	567
Due after five through ten years	37,769	39,971	3,643	3,734
Due after ten years	155,700	158,644	4,170	4,454
	$231,158	$237,570	$22,854	$23,354

Mortgage-backed securities	225,735	234,753	147,743	151,215
Equity securities	3,265	3,265

Total Investment Securities	$460,158	$475,588	$170,597	$174,569

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $253,960,000 at June 30, 2010.

The book value of securities sold under agreements to repurchase amounted to $81,578,000 at June 30, 2010.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5. Investment Securities continued

Gross gains of $482,000 and $2,324,000 resulting from sales and redemptions of available for sale securities were realized for the three and six months ended June 30, 2010. Gross losses of $225,000 resulting from sales and redemptions of available for sale securities were realized for both the three and six months ended June 30, 2010. The Corporation has recognized a loss of $400,000 and $888,000 in the three and six months ended June 30, 2010, equal to the credit loss, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. Based on this information, the Corporation does not consider the remainder of the investment securities to be other-than-temporarily impaired at June 30, 2010.

Gross gains of $1,154,000 and $3,946,000 resulting from sales and redemptions of available for sale securities were realized in the three and six months ended June 30, 2009.  There were no losses recognized from the sales of available for sale securities in the three and six months ended June 30, 2009. Other-than-temporary impairment losses of $2,045,000 and $2,523,000 were recognized in the three and six months ended June 30, 2009.

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2010 and December 31, 2009 was $5,490,000 and $182,038,000, which is approximately 0.8 percent and 32.3 percent of the Corporation’s available for sale and held to maturity investment portfolio at June 30, 2010 and December 31, 2009.

Except as discussed below, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at June 30, 2010
State and municipal	$2,858	$(17)			$2,858	$(17)
Mortgage-backed securities	786	0	$449	$0	1,235	0
Corporate obligations			1,397	(4,917)	1,397	(4,917)
Total Temporarily Impaired Investment Securities	$3,644	$(17)	$1,846	$(4,917)	$5,490	$(4,934)

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2009
State and municipal	$7,813	$(20)	$138	$(2)	$7,951	$(22)
Mortgage-backed securities	171,779	(3,319)			171,779	(3,319)
Corporate obligations	1,125	(656)	1,183	(4,077)	2,308	(4,733)
Total Temporarily Impaired Investment Securities	$180,717	$(3,995)	$1,321	$(4,079)	$182,038	$(8,074)

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5. Investment Securities continued

Mortgage-backed Securities

The unrealized losses, of less than $1,000, on the Corporation’s investment in mortgage-backed securities were a result of rising interest rates.  The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. Based on this information, the Corporation does not consider the remainder of the investment securities to be other-than-temporarily impaired at June 30, 2010.

State and Political Subdivisions

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. Based on this information, the Corporation does not consider the remainder of the investment securities to be other-than-temporarily impaired at June 30, 2010.

Other Securities

The Corporation’s unrealized losses on pooled trust preferred securities total $4.9 million on a book value of $6.3 million at June 30, 2010. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. The Corporation has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation has recognized a loss of $400,000 in the second quarter of 2010, equal to the credit loss, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. Based on this information, the Corporation does not consider the remainder of the investment securities to be other-than-temporarily impaired at June 30, 2010. The Corporation previously recognized other-than-temporary impairment of $488,000 in the first quarter of 2010 equal to the credit loss.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in 2010	Accumulated Credit Losses in 2009
Credit losses on debt securities held:
Balance, January 1	$9,411	$2,682
Additions related to other-than-temporary losses not previously recognized	888	2,523
Balance, June 30	$10,299	$5,205

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 6. Loans and Allowance

The following table shows the composition of the Corporation’s loan portfolio for the periods indicated:

	June 30,	December 31,
	2010	2009
Loans:
Commercial and industrial loans	$589,157	$675,860
Agricultural production financing and other loans to farmers	108,439	121,031
Real estate loans
Construction	111,070	158,725
Commercial and farm land	1,251,430	1,254,115
Residential	816,823	841,584
Individual's loans for household and other personal expenditures	129,724	154,132
Tax-exempt loans	18,025	22,049
Lease financing receivables, net of unearned income	6,143	7,135
Other loans	20,535	35,157
	3,051,346	3,269,788
Allowance for loan losses	(86,970)	(92,131)
Total Loans	$2,964,376	$3,177,657

The following table summarizes changes in the allowance for loan losses for the periods indicated:

	Six Months Ended
	June 30,
	2010	2009
Allowance for loan losses:
Balances, January 1	$92,131	$49,543
Provision for losses	28,884	71,916
Adjustment related to acquisition		2,040
Recoveries on loans	3,112	1,606
Loans charged off	(37,157)	(47,986)
Balances, June 30	$86,970	$77,119

Information on non-performing assets plus contractually past due 90 days or more other than nonaccruing, real estate owned, renegotiated loans and impaired loans is summarized below:

	June 30,	December 31,
	2010	2009
Non-Performing Assets:
Non-accrual loans	$120,205	$118,409
Renegotiated loans	1,657	8,833
Non-performing loans (NPL)	121,862	127,242
Real estate owned and repossessed assets	20,124	14,879
Non-performing assets (NPA)	141,986	142,121
90+ days delinquent and still accruing	4,537	3,967
NPAS & 90+ days delinquent	$146,523	$146,088
Impaired Loans	$150,558	$178,754

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

	Three Months Ended June 30,
	2010			2009
	Net Income (Loss)	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$(343)			$(29,729)
Gain on exchange of preferred stock for trust preferred debt	10,052
Less: Preferred stock dividends	1,443			1,450
Net income (loss) available to common stockholders	8,266	25,523,145	$0.35	(31,179)	21,060,219	$(1.49)
Effect of dilutive stock options and warrants		110,307
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$8,266	25,633,452	$0.35	$(31,179)	21,060,219	$(1.49)

Stock options to purchase 1,075,864 and 1,124,456 shares for the three months ended June 30, 2010 and 2009, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

	Six Months Ended June 30,
	2010			2009
	Net Income (Loss)	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$1,243			$(25,612)
Gain on exchange of preferred stock for trust preferred debt	10,052
Less: Preferred stock dividends	2,893			2,078
Net income (loss) available to common stockholders	8,402	23,459,738	$0.36	(27,690)	21,041,466	$(1.32)
Effect of dilutive stock options and warrants		95,487
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$8,402	23,555,225	$0.36	$(27,690)	21,041,466	$(1.32)

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Net Income Per Share continued

Stock options to purchase 1,100,760 and 1,106,500 shares for the six months ended June 30, 2010 and 2009, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Note 8. Goodwill

Goodwill is reviewed for impairment at least annually. Due to the declining stock price and the economic environment during 2009, the Corporation engaged a third party to perform the evaluation several times in 2009. The evaluation included a weighted average of three approaches. The asset approach values each asset and liability separately, which are then summed to produce an indication of the equity value of the business. The market approach compares the subject to similar businesses that have been sold. The income approach determines the value of a business using a discounted cash flow based on expectations of future earnings or cash flows. The most recent review was completed in the fourth quarter of 2009 and the results of the evaluation showed that the carrying value of the Corporation, as of November 30, 2009, did not exceed its fair value, and therefore management concluded that goodwill was not impaired.

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

At June 30, 2010, management reviewed the discounted cash flow approach used by the third party with updated information and reviewed the future earnings assumptions in the most recent third party analysis. Management determined that the carrying value of First Merchants Corporation does not exceed the fair value and therefore, management concluded that goodwill was not impaired.

Note 9. Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities

On June 30, 2010, the Corporation entered into an Exchange Agreement with the United States Department of the Treasury (the “Treasury”) whereby the Treasury exchanged 46,400 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation amount of $1,000 per share (the “Preferred Stock”) for 46,400 shares of trust preferred securities, having a liquidation amount of $1,000 per share (the “Capital Securities”) issued by the Corporation’s wholly-owned subsidiary trust, First Merchants Capital Trust III, a Delaware Statutory Trust (the “Trust”).  The Trust simultaneously issued 1,435 shares of the Trust’s common securities (the “Common Securities”) to the Corporation for the purchase price of $1.4 million which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the tendered Preferred Stock and the proceeds from the sale of the Common Securities to purchase $47.8 million in aggregate principal amount of Fixed Rate Perpetual Junior Subordinated Debentures, Series A issued by the Corporation (the “Debentures”).  The Capital Securities and the Debentures bear interest, payable quarterly, at a rate of five percent (5%) until February 20, 2014 when the rate increases to nine percent (9%).  The Capital Securities and Debentures are redeemable by the Corporation upon proper notice and regulatory approval (a) at any time, so long as the Capital Securities are held by the Treasury and (b) at any time after June 30, 2015, if the Capital Securities are held by a person or entity other than the Treasury.

The Preferred Stock, which had been issued to the Treasury in connection with the Troubled Assets Relief Program’s Capital Purchase Program (“TARP”), has been cancelled.  Following the exchange, the Treasury continues to hold 69,600 shares of Preferred Stock along with warrants to initially purchase up to 991,453 shares of the Corporation’s common stock, which was also issued pursuant to TARP.

The Corporation has the ability to defer interest payments on the Capital Securities for up to 20 consecutive quarterly periods (5 years), provided that there is no event of default. Interest on the Capital Securities will continue to accrue during the extension period, and all accrued interest must be paid at the end of each extension period. During a deferral period, the Corporation may not, except in certain limited circumstances, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Corporation’s capital stock or (ii) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with or junior in interest to the Debentures.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 9. Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities continued

The Debentures were issued pursuant to an Indenture and a First Supplemental Indenture, each dated as of June 30, 2010 between the Corporation and U.S. Bank Trust National Association as trustee. The terms of the Debentures are substantially the same as the terms of the Capital Securities. The interest paid by the Corporation on the Debentures will be used by the Trust to pay the quarterly distributions on the Capital Securities.

The terms of the Capital Securities are governed by an Amended and Restated Declaration of Trust, dated as of June 30, 2010 among the Corporation, as depositor, U.S. Bank Trust National Association, as property trustee and Delaware trustee, and the administrative trustees named therein.

Under the terms of the Capital Securities, an event of default generally occurs upon the Corporation’s failure to make required payments when due, its declaration of bankruptcy, or breach of certain covenants made in connection with the issuance of the Debentures, among other things.

In connection with the placement of the Capital Securities, the Corporation entered into a Guarantee Agreement with U.S. Bank Trust National Association as guarantee trustee, dated as of June 30, 2010 (the “Guarantee Agreement”), for the purpose of guaranteeing the payment, after the expiration of any cure period, of any amounts to be paid by the Trust under the terms of the Capital Securities. The obligations of the Corporation under the Guarantee Agreement constitute unsecured obligations of the Corporation and rank subordinate and junior to all senior debt of the Corporation. The Guarantee Agreement shall terminate upon the full payment of the redemption price for the Capital Securities or full payment of the Debenture upon liquidation of the Trust.

The Capital Securities issued to the Treasury are expected to qualify as Tier 1 regulatory capital as of June 30, 2010, subject to the 25% limitation on Tier 1 capital.  The Corporation’s Tier 1 leverage ratio was 9.21percent at June 30, 2010 compared to 9.13 percent at March 31, 2010, prior to the transaction.

This transaction with the Treasury was accounted for as an extinguishment of the previously issued Preferred Stock. The accounting impact of this transaction included (1) recognition of the Debentures and derecognition of the Preferred Stock; (2) recognition of a favorable impact to retained earnings resulting from the excess of (a) the carrying amount of the securities exchanged (Preferred Stock) over (b) the fair value of the consideration exchanged (the Capital Securities); (3) the reversal of any unamortized discount outstanding on the Preferred Stock and (4) issuance costs.

At the date of the exchange agreement, the fair value of the Capital Securities (the Debentures for purposes of the Corporation’s financial statements) was determined using a discounted cash flow model.  The main considerations were (1) quarterly interest payment of 5% until February 20, 2014, and 9% thereafter; (2) assumed maturity date of 30 years; and (3) assumed discount rate of 12.50%. The assumed discount rate used for estimating the fair value was estimated by obtaining the yields at which comparable issuers were trading as assets in the market and computing an implied credit spread. The discount will be amortized through interest expense over the estimated life of the junior subordinated debentures.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 9. Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities continued

This particular exchange resulted in a gain on retirement of Preferred Stock favorably impacting retained earnings by $10.1 million (net of deferred taxes), which is also considered as part of earnings available to common stockholders in the earnings per common share (“EPS”) computations. A summary of this transaction and the increases (decreases) in the related asset, liability and stockholders’ equity accounts is as follows:

Assets
Other assets - investment in common stock of trust	$1,435
Deferred income taxes	(5,413)
Total Assets	$(3,978)

Liabilities
Subordinated debentures, net:
Issuance	$47,835
Discount	(16,766)
Total liabilities	$31,069

Stockholders' equity
Preferred stock, par value $.001 per share
Additional paid in capital - preferred ($46,400 less discount of $1,301)	$(45,099)
Retained Earnings (net of $5,413 deferred taxes)	10,052
Total stockholders' equity	$(35,047)

Total liabilities and stockholders' equity	$(3,978)

Note 10.  Impact of Accounting Changes

In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of the prior standard that are not consistent with the original intent and key requirements of the prior standard, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This guidance is included in the Codification as ASC 860.    The Corporation adopted this guidance effective January 1, 2010.  The adoption did not have a material impact on the Corporation’s financial position or statement of operations.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance is included in the Codification as part of ASC 810.  The Corporation adopted this guidance effective January 1, 2010.  The adoption did not have a material impact on the Corporation’s financial position or statement of operations.

In January 2010, the FASB issued guidance for improving disclosures about fair value measurements.  The guidance requires additional disclosure in two areas:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of Level 1 or Level 2, and (2) in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.  Increased disclosures regarding the transfers in/out of Level 1 and 2 are required for interim and annual periods beginning after December 15, 2009.  Increased disclosures for the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.  The adoption of both parts of this guidance did not have a material impact on the Corporation’s financial position or statement of operations.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 10.  Impact of Accounting Changes continued

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  The Corporation is currently evaluating the requirements of this guidance, but does not expect it to have a material impact on the Corporation’s financial position or statement of operations.

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

We believe there have been no significant changes during the three and six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of  Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

REGULATORY DEVELOPMENTS

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is likely to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to various federal agencies implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies through regulatory guidance, the full extent of the impact such requirements will have on the financial services industry, and on our operations specifically, is currently unclear. The changes resulting from the Dodd-Frank Act may materially impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. At a minimum, the Dodd-Frank Act is likely to:

•	increase the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, including higher deposit insurance premiums;
•	limit our ability to raise capital through the use of trust preferred securities as new issuances of these securities may no longer be included as Tier 1 capital;
•	reduce our flexibility to generate or originate certain revenue-producing assets based on increased regulatory capital standards; and
•	limit our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

The timing and extent of these increases and limitations will remain unclear until the underlying implementing regulations are promulgated by the applicable federal agencies.  In the interim, the Corporation’s management is currently taking steps to best prepare us for the implementation and to minimize the adverse impact on our business, financial condition and results of operation.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported a second quarter earnings of $.35 per fully diluted common share and net income available to stockholders of $8.3 million. Year-to-date earnings per fully diluted common share and net income available to stockholders were $.36 and $8.4 million, respectively, compared to year-to-date losses of $1.32 per fully diluted common share and a net loss of $27.7 million for the same six month period in 2009.

An after-tax gain of $10.1 million applicable to income available to common stockholders was recorded in the second quarter of 2010. The gain was a result of favorable accounting treatment attributed to the exchange of 46,400 shares of the Corporation’s fixed rate cumulative perpetual preferred stock for $46.4 million of trust preferred securities.  Also, as a result of this transaction, a $5.4 million deferred tax liability was recorded resulting in a net decrease of the tax asset.   This exchange is discussed in Note 9: Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q.

Net charge offs were $16.6 million for the quarter, exceeding provision expense of $15.0 million by $1.6 million as certain charge offs were preceded by specific reserves.  The specific reserves at June 30, 2010 were $18.4 million compared to $21.8 million at March 31, 2010.  Non-performing assets plus 90 days delinquent loans were $146.5 million, or 3.5 percent of total assets at June 30, 2010.  The Corporation’s allowance for loan losses increased to 2.84 percent of total loans, an increase from 2.81 percent of loans at December 31, 2009 and 2.16 percent of loans at June 30, 2009.

Assets decreased by $297.7 million during the first six months of 2010.   Loans, including loans held for sale, decreased $218.9 million during the first six months of 2010, or 6.7 percent, due to normal loan run-off coupled with a reduction in both consumer and commercial demand for borrowing.  The combined cash and cash equivalents and interest bearing deposits declined by $148.0 million. These declines have generated excess liquidity of $366.9 million, of which $83 million has been invested in the investment securities portfolio.  The remaining liquidity was used to reduce higher cost liabilities.   Other assets decreased $4.7 million mainly due to amortization of the FDIC prepaid assessment.

Deposits decreased $275.6 million during the six months of 2010, or 7.8 percent.  Maturing brokered deposits and CDs over $100,000 accounted for $144.2 million of the decline. Another $65.6 million were maturities of CDs below $100,000. Demand deposits also declined by $62.7 million. Management continues to focus on maximizing deposit pricing in an effort to retain customer relationships, remain competitive in the local markets and allow higher cost deposits to mature.

The Corporation’s loan to deposit ratio is now 93.8 percent and its loan to asset ratio totals 73.1 percent.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well capitalized” as discussed in the section entitled “CAPITAL” below.

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  It is a function of net interest margin and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods.  Net interest margin increased 26 basis points from 3.64 percent in the second quarter of 2009 to 3.90 percent in the second quarter of 2010, while earning assets decreased by $515 million.  The table below presents the Corporation’s asset yields, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2010 and 2009.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income continued

During the six months ended June 30, 2010, asset yields decreased 23 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 43 basis points, resulting in a 20 basis point (FTE) increase in net interest income as compared to the same period in 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2010	2009	2010	2009
Annualized net interest income	$144,714	$153,735	$144,787	$153,867
Annualized FTE adjustment	$6,031	$5,618	$6,163	$4,946
Annualized net interest income on a fully taxable equivalent basis	$150,745	$159,353	$150,950	$158,813
Average earning assets	$3,868,749	$4,383,570	$3,912,442	$4,341,330
Interest income (FTE) as a percent of average earning assets	5.38%	5.52%	5.38%	5.61%
Interest expense as a percent of average earning assets	1.48%	1.88%	1.52%	1.95%
Net interest income (FTE) as a percent of average earning assets	3.90%	3.64%	3.86%	3.66%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income decreased by $548,000 or 4.8% during the second quarter of 2010, compared to the second quarter of 2009. Income from loan level hedge agreements and the related fair value adjustments were $510,000 lower than the second quarter in 2009. During the second quarter of 2010, other-than-temporary impairment losses on pooled trust preferred investments of $400,000 offset gains recognized on the sale of investment securities, resulting in a net loss of $143,000, a net improvement of $748,000 over the same period in 2009. Gains on the sale of mortgage loans decreased by $493,000 from the same period in 2009 due to reduced customer demand. Additionally, service charges dropped $382,000 compared to the second quarter of 2009 primarily due to a decrease in fee income for overdrafts and returned items.

During the first six months of 2010, non-interest income was $2.1 million or 7.9% lower than the same period in 2009. Gains on terminated interest rate floors were fully realized in 2009, causing the first half of 2010 to be $481,000 lower than the same period in 2009. Additionally, income from loan level hedge agreements and the related fair value adjustments fell $571,000. Gains on the sale of mortgage loans were $774,000 lower than the first half of 2009 due reduced customer demand. Service charges were down $662,000 from the same period in 2009 due to a decrease in fee income for overdrafts and returned items. Offsetting these reductions was increased interchange income of $759,000 due to an increase in electronic card transactions.

Non-Interest Expense

Non-interest expenses for the second quarter of 2010, compared with the same period in 2009, decreased by $3.8 million or 10.1%. Salaries and employee benefit costs fell $1,743,000 or 8.9% due to cost savings realized after the Lincoln Bank acquisition in 2009 and other staff reductions. FDIC expenses decreased $1.3 million compared to the second quarter of 2009, due to the special assessment that occurred in 2009 offset by increasing rates in 2010. Net occupancy expenses fell $385,000 due to lower real estate tax expenses.

Non-interest expenses in the first six months of 2010 decreased $3.9 million or 5.4%, compared to the same period in 2009. Salaries and employee benefit costs fell $4,196,000 or 10.6% due to cost savings realized after the Lincoln Bank acquisition in 2009 and other staff reductions. OREO write-downs and other impaired loan expenses increased $2.0 million compared to the first six months of 2009. Processing expense decreased $747,000 due to one-time expenses incurred in 2009 related to the consolidation of the core systems after the Lincoln Bank acquisition.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax

The income tax benefit for the six months ended June 30, 2010 was $2,810,000 with an effective tax rate of 179.3 percent.  For the same period in 2009, the income tax benefit was $16,316,000 with an effective tax rate of 38.9 percent.  The main factor for the increase in the effective tax rate is that tax-exempt interest income comprised a higher percentage of pre-tax earnings in the first two quarters of 2010 than in the first two quarters of 2009.

CAPITAL

To be categorized as well capitalized, the Bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation’s regulatory capital exceeded the regulatory “well capitalized” standard at June 30, 2010.

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses. The Corporation's Tier I capital to average assets ratio was 9.21 percent at June 30, 2010 and 8.20 percent at December 31, 2009.

At June 30, 2010, the Corporation had a Tier I risk-based capital ratio of 11.88 percent and total risk-based capital ratio of 14.72 percent, compared to 10.32 percent and 13.04 percent respectively at December 31, 2009. Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

On March 30, 2010, the Corporation entered into securities purchase agreements with six groups of institutional investors, pursuant to which the Corporation sold an aggregate of 4,200,000 shares of its common stock in exchange for gross proceeds of approximately $24.15 million. The purchase price for each share of common stock was $5.75. the common stock was issued and registered pursuant to a prospectus supplement filed with the Securities and Exchange Commission, in connection with a takedown from the Corporation’s shelf registration statement on Form S-3 (File No. 333-158334), which was declared effective by the SEC on May 1, 2009.

On June 30, 2010, the Corporation entered into an Exchange Agreement with the United States Department of the Treasury (the “Treasury”) whereby the Treasury exchanged 46,400 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation amount of $1,000 per share (the “Preferred Stock”) for 46,400 shares of trust preferred securities, having a liquidation amount of $1,000 per share (the “Capital Securities”) issued by the Corporation’s wholly-owned subsidiary trust, First Merchants Capital Trust III, a Delaware Statutory Trust (the “Trust”).  The Trust simultaneously issued 1,435 shares of the Trust’s common securities (the “Common Securities”) to the Corporation for the purchase price of $1.4 million which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the tendered Preferred Stock and the proceeds from the sale of the Common Securities to purchase $47.8 million in aggregate principal amount of Fixed Rate Perpetual Junior Subordinated Debentures, Series A issued by the Corporation (the “Debentures”).  The Capital Securities and the Debentures bear interest, payable quarterly, at a rate of five percent (5%) until February 20, 2014 when the rate increases to nine percent (9%).  The Capital Securities and Debentures are redeemable by the Corporation upon proper notice and regulatory approval (a) at any time, so long as the Capital Securities are held by the Treasury and (b) at any time after June 30, 2015, if the Capital Securities are held by a person or entity other than the Treasury.
This exchange is discussed in more detail in Note 9: Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q.

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

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2010	2009
Average goodwill	$141,357	$141,238
Average core deposit intangible (CDI)	16,211	19,878
Average deferred tax on CDI	(3,623)	(2,494)
Intangible adjustment	$153,945	$158,622
Average stockholders' equity (GAAP capital)	$479,145	$477,148
Average cumulative preferred stock issued under the Capital Purchase Program	(112,302)	(96,518)
Intangible adjustment	(153,945)	(158,622)
Average tangible capital	$212,898	$222,008
Average assets	$4,322,808	$4,674,590
Intangible adjustment	(153,945)	(158,622)
Average tangible assets	$4,168,863	$4,515,968
Net income (loss) available to common stockholders	$8,402	$(45,742)
CDI amortization, net of tax	1,450	3,097
Tangible net income (loss) available to common stockholders	$9,852	$(42,645)
Diluted earnings per share	$0.36	$(2.17)
Diluted tangible earnings per share	$0.42	$(2.02)
Return on average GAAP capital	3.51%	-9.59%
Return on average tangible capital	9.26%	-19.21%
Return on average assets	0.39%	-0.98%
Return on average tangible assets	0.47%	-0.94%

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

Non-performing loans will change as a result of routine problem loan recognition and resolution through collections, sales or charge offs. The performance of any loan can be affected by external factors such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

Non-performing assets, which includes non-accrual loans, restructured loans, and other real estate owned, plus loans 90-days delinquent, peaked at September 30, 2009, declined to $146,088,000 at December 31, 2009 and remained relatively flat at June 30, 2010 with a total of $146,523,000, as noted in the table below.  Some slight increases were experienced in non-accruals, other real estate owned and 90 day delinquents in the six months ended June 30, 2010, offset by a decline in troubled debt restructures. The largest increase was in other real estate owned, which increased by $5,245,000 in the six months ended June 30, 2010. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

	June 30,	December 31,
(Dollars in Thousands)	2010	2009
Non-Performing Assets:
Non-accrual loans	$120,205	$118,409
Renegotiated loans	1,657	8,833
Non-performing loans (NPL)	121,862	127,242
Real estate owned and repossessed assets	20,124	14,879
Non-performing assets (NPA)	141,986	142,121
90+ days delinquent and still accruing	4,537	3,967
Non-performing assets plus 90+ days delinquent	$146,523	$146,088
Impaired Loans	$150,558	$178,754

The composition of non-performing assets plus 90-days delinquent is reflected in the following table.

	June 30,	December 31,
	2010	2009
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$23,031	$41,338
Agricultural production financing and other loans to farmers	1,372
Real estate loans
Construction	23,812	28,023
Commercial and farm land	65,773	52,795
Residential	32,288	23,404
Individual's loans for household and other personal expenditures	247	184
Other loans		344
Non performing assets plus 90+ days delinquent	$146,523	$146,088

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2010, impaired loans totaled $150,558,000, a decrease of $28,196,000 from December 31, 2009. At June 30, 2010, an allowance for losses was not deemed necessary for impaired loans totaling $97,946,000, as there was no identified loss on these credits. An allowance of $18,431,000 was recorded for the remaining balance of impaired loans of $52,612,000 and is included in our allowance for loan losses.

At June 30, 2010, the allowance for loan losses was $86,970,000, a decrease of $5,161,000 from year end 2009. As a percent of loans, the allowance was 2.84 percent at June 31, 2010 and 2.81 percent at December 31, 2009. The provision for loan losses for the first six months of 2010 was $28,884,000, a decrease of $43,032,000 from $71,916,000 for the same period in 2009. Specific reserves on impaired loans decreased $7,848,000 from $26,279,000 at December 31, 2009 to $18,431,000 at June 30, 2010.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

Net charge offs for the second quarter of 2010 were $16,613,000, a decrease of $23,765,000 from the same period in 2009. Of this amount, $11,015,000 was made up of nine customer charge offs of more than $500,000.  The largest charge off for the second quarter was $3,889,000, followed by $1,588,000 as the next largest. The distribution of the net charge offs for the three and six months ended June 30, 2010 is reflected in the following table.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Net Charge Offs:
Commercial and industrial loans	$1,964	$14,117
Agricultural production financing and other loans to farmers	(141)	642
Real estate loans
Construction	2,768	2,831
Commercial and farm land	9,651	12,587
Residential	2,102	3,164
Individual's loans for household and other personal expenditures	269	650
Lease financing receivables, net of unearned income		54
Total Net Charge Offs	$16,613	$34,045

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $475,588,000 at June 30, 2010, an increase of $61,981,000, or 15.0 percent, from December 31, 2009. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity that are maturing in one year or less totaled $14,506,000 at June 30, 2010. In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources. At June 30, 2010, total borrowings from the FHLB were $100,540,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2010, was $145,724,000.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

The Bank has $79,000,000 of Senior Notes (the “Notes”) that are guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”) and are backed by the full faith and credit of the United States. The Notes mature on March 30, 2012. The Notes are issued by the Bank and are not obligations of, or guaranteed by, the Corporation. In connection with the FDIC’s TLGP, the Bank entered into a Master Agreement with the FDIC that contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the FDIC’s TLGP.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants. A breach of any of these covenants could result in a default under the Loan Agreement. As of June 30, 2010, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.75% and a second financial covenant in the Loan Agreement requiring the Corporation to maintain a certain asset quality ratio less than 25%.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at June 30, 2010 are as follows:

June 30,
(Dollars in Thousands)	2010
Amounts of commitments:
Loan commitments to extend credit	$513,980
Standby letters of credit	30,844
$544,824

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at June 30, 2010 are as follows:

(Dollars in Thousands)	2010 Remaining	2011	2012	2013	2014	2015 and after	Total
Operating leases	$1,167	$2,125	$1,698	$944	$820	$1,062	$7,816
Securities sold under repurchase agreements	83,255		14,250		10,000		107,505
Federal Home Loan Bank advances	16,991	18,932	50,508	411	1,270	12,428	100,540
Subordinated debentures, revolving credit lines and term loans			78,972			146,895	225,867
Total	$101,413	$21,057	$145,428	$1,355	$12,090	$160,385	$441,728

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

It is our objective to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of our ALM function to provide optimum and stable net interest income. To accomplish this, we use two ALM tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented, and monitored quarterly. We believe that our liquidity and interest sensitivity position at June 30, 2010, is adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates our best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For loans and investments, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products; such as, savings, money market, NOW and demand deposits, reflect our best estimate of expected future behavior.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK continued

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

	At June 30, 2010
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(6)
Three-Year CMT	200	(12)
Five-Year CMT	200	(53)
CD's	200	(72)
FHLB Advances	200	(1)

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at June 30, 2010. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations. All results are within the Corporation’s policy limits.

	At June 30, 2010
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$147,244	$149,897	$146,218
Variance from Base		$2,654	$(1,026)
Percent of change from base	0.00%	1.80%	-0.70%
Policy Limit		-5.00%	-2.00%

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

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2010, and December 31, 2009. Earning assets decreased by $269,615,000 in the six months ended June 30, 2010.  Federal funds sold and interest-bearing time deposits decreased $98,245,000 and $33,202,000 respectively.  Investments increased by approximately $83,068,000, while loans and loans held for sale decreased by $218,878,000. Excess liquidity mainly created by the decline in the loan portfolio was used to increase the investment securities portfolio.  The three largest loan segments that decreased were commercial and industrial, construction real estate, and residential real estate.

	June 30,	December 31,
(Dollars in Thousands)	2010	2009
Federal funds sold	$4,101	$102,346
Interest-bearing time deposits	40,823	74,025
Investment securities available for sale	475,588	413,607
Investment securities held to maturity	170,597	149,510
Mortgage loans held for sale	7,600	8,036
Loans	3,051,346	3,269,788
Federal Reserve and Federal Home Loan Bank stock	36,218	38,576
Total	$3,786,273	$4,055,888

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

There have been no changes in the Corporation's internal control over finanical reporting identified in connection with the evaluation discussed above that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

FIRST MERCHANTS CORPORATION
FORM 10Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s December 31, 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          a. None

          b. None

          c. None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. [RESERVED]

ITEM 5. OTHER INFORMATION

         a. None

         b. None

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 6. EXHIBITS

Exhibit No.:	Description of Exhibit	Form 10-Q No.:
4.1	Amended and Restated Declaration of Trust, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.2	Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.3	First Supplemental Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.4	Guarantee Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.5	Form of Capital Securities Certificate of First Merchants Capital Trust III (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
10.1	Exchange Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	45
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	46
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	47

FIRST MERCHANTS CORPORATION
FORM 10Q

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

First Merchants Corporation
______________________
                           (Registrant)

Date: August 9, 2010                                                             by /s/ Michael C. Rechin
                                                                           Michael C. Rechin
                                                                           President and Chief Executive Officer
                                                                           (Principal Executive Officer)

Date: August 9, 2010                                                             by /s/ Mark K. Hardwick
                                                                           Mark K. Hardwick
                                                                           Executive Vice President and
                                                                           Chief Financial Officer
                                                                           (Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION
FORM 10Q

INDEX TO EXHIBITS

Exhibit No.:	Description of Exhibit	Form 10-Q No.:
4.1	Amended and Restated Declaration of Trust, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.2	Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.3	First Supplemental Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.4	Guarantee Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.5	Form of Capital Securities Certificate of First Merchants Capital Trust III (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
10.1	Exchange Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	45
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	46
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	47

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

Date: August 9, 2010                                                                                     by /s/ Michael C. Rechin
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

Date: August 9, 2010                                                                                     by: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION
FORM 10Q

EXHIBIT-32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of  section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 9, 2010                                                                                     by /s/ Michael C. Rechin
Michael C. Rechin
President and
Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

_____________________________________________________

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully  complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 9, 2010                                                                                     by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.