Form 10-K/A
FIRST MERCHANTS CORP
filed 2010-10-28
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K/A
(Amendment No. 1)

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.125 stated value per share                                        The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate  by check mark  whether  the  registrant(1)  has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding 12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer[X] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

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

EXPLANATORY NOTE

First Merchants Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 for the sole purpose of satisfying the requirements of Rule 15d-21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the First Merchants Corporation Employee Stock Purchase Plan (2009).  This Amendment also serves to update the exhibit description and index in connection therewith.

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
___________________________________________________

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
10.5
First Merchants Corporation Change of Control Agreement with Robert R. Connors dated August 26, 2002 as amended on January 1, 2008 (Incorporated by reference to registrant's Form 8-K filed on January 3, 2008) (1)

(a) 3.           Exhibits continued:

Exhibit No:       Description of Exhibits:

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

21	Subsidiaries of Registrant (2)
23.1	Consent of Independent Registered Public Accounting Firm (2)
23.2	Consent of Independent Registered Public Accounting Firm with respect to report related to First Merchants Corporation Employee Stock Purchase Plan (2009) (3)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (3)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm's report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (3)
(1) Management contract or compensatory plan.
(2) Filed with the initial Annual Report on Form 10-K, filed March 16, 2010.
(3) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities  Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 2010.

FIRST MERCHANTS CORPORATION

By: /s/ Michael C. Rechin
Michael C. Rechin, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 28th day of October, 2010.

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

/s/ Patrick A. Sherman*
Patrick A. Sherman, Director

* By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney was filed with the Securities and Exchange Commission as an exhibit to the initial Annual Report on Form 10-K, filed March 16, 2010.

By: /s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact
October 28, 2010

INDEX TO EXHIBITS

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

(a) 3.           Exhibits continued:

Exhibit No:        Description of Exhibits:

21	Subsidiaries of Registrant (2)
23.1	Consent of Independent Registered Public Accounting Firm (2)
23.2	Consent of Independent Registered Public Accounting Firm with respect to report related to First Merchants Corporation Employee Stock Purchase Plan (2009) (3)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (3)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
99.1	Financial statements and independent registered public accounting firm's report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (3)
(1) Management contract or compensatory plan.
(2) Filed with the initial Annual Report on Form 10-K, filed March 16, 2010.
(3) Filed herewith.

EXHIBIT-23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the registration statement of First Merchants Corporation on Form S-8 (File No. 333-159643) of our report dated October 26, 2010, on our audits of the financial statements of First Merchants Corporation Employee Stock Purchase Plan (2009) as of June 30, 2010 and 2009, and for the years ended June 30, 2010, 2009 and 2008, which report is included in Exhibit 99.1.

/s/ BKD, LLP

Indianapolis, Indiana
October 28, 2010

EXHIBIT-31.1

FIRST MERCHANTS CORPORATION

FORM 10-K
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
_____________________________

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

Date:  October 28, 2010

/s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT-31.2

FIRST MERCHANTS CORPORATION

FORM 10-K
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
______________________________

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

Date:  October 28, 2010

/s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT-32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of First Merchants Corporation (the “Corporation”) on Form 10-K/A for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of  section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date:  October 28, 2010
by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

In connection with the annual report of First Merchants Corporation (the “Corporation”) on Form 10-K/A for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date:  October 28, 2010
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
Washington, D.C. 20549

FORM 11-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

FIRST MERCHANTS CORPORATION
EMPLOYEE STOCK PURCHASE PLAN (2009)
(Full title of the plan)

FIRST MERCHANTS CORPORATION
(Name of issuer of the securities held pursuant to the plan)

200 East Jackson Street
Muncie, Indiana  47305
(Address of principal executive office)

Report of Independent Registered Public Accounting Firm

Audit Committee and Plan Management
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying statements of financial condition of First Merchants Corporation Employee Stock Purchase Plan (2009) (formerly, the 2004 Plan) as of June 30, 2010 and 2009, and the related statements of income and changes in plan equity for each of the years in the three-year period ended June 30, 2010.  The Plan’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation Employee Stock Purchase Plan (2009) (formerly, the 2004 Plan) as of June 30, 2010 and 2009, and the results of its operations for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
October 26, 2010

First Merchants Corporation

Employee Stock Purchase Plan (2009)

Statements of Financial Condition

June 30, 2010 and 2009

Assets
	2010	2009

Investments - interest-bearing deposits	$157,836	$685,549

Plan Equity	$157,836	$685,549

See Notes to Financial Statements

First Merchants Corporation

Employee Stock Purchase Plan (2009)

Statements of Income and Changes in Plan Equity

Years Ended June 30, 2010, 2009 and 2008

	2010	2009	2008

Investment income - interest	$22	$7,259	$8,976
Participant contributions	613,134	808,213	814,704
	613,156	815,472	823,680

Withdrawals and terminations paid in cash	16,995	136,676	50,584
Purchase and distribution of stock	1,123,874	773,212	787,137
	1,140,869	909,888	837,721

Changes in Plan equity for the year	(527,713)	(94,416)	(14,041)

Plan equity at beginning of year	685,549	779,965	794,006

Plan equity at end of year	$157,836	$685,549	$779,965

See Notes to Financial Statements

First Merchants Corporation

Employee Stock Purchase Plan (2009)

Notes to Financial Statements

June 30, 2010 and 2009

Note 1:	Summary of Significant Accounting Policies

Organization - The Plan was originally adopted by the Board of Directors of First Merchants Corporation (Corporation) in February 1989, and commenced operations in July 1989.  Effective July 1, 1994, the Plan was amended by the adoption of the 1994 Employee Stock Purchase Plan (1994 Plan), and effective July 1, 1999, amended again by the adoption of the 1999 Employee Stock Purchase Plan (1999 Plan).  The 1999 Plan was adopted by the Board of Directors of the Corporation in February 1999 and approved by Corporation stockholders in April 1999.  In December 2003, the Compensation Committee of the Board of Directors approved a new Plan that was approved by Corporation stockholders in April 2004 to be effective July 1, 2004.  On February 4, 2009, the Board of Directors of the Corporation approved a new plan, which was subsequently approved by the shareholders of the Company on May 6, 2009.  The Plan provides for the purchase of up to 1,000,000 shares of the Company’s common stock by eligible employees through a series of consecutive quarterly offering periods commencing July 1, 2009 and ending once all allocated shares have been issued under the Plan or June 30, 2019, whichever is earlier.

Investments, consisting of interest-bearing deposit accounts at a subsidiary of the Corporation, are carried at cost, which approximates fair value.

Note 2:	General Information

The Plan provides for the purchase of up to 1,000,000 shares of the Corporation's common stock by eligible employees through a maximum of forty offerings of three month durations.  Prior to each offering period, eligible employees elect a set dollar amount to be deducted from their pay and accumulated with interest until the end of that offering period, but not to exceed $25,000 per calendar year.  Any payroll deductions remaining at the end of a quarter for a partial share will remain in the participant’s account and applied towards the purchase of stock the following quarter.

At the end of each offering period, the balance of each participant's payroll deduction account is applied to the purchase of the largest number of full shares of the Corporation's common stock possible.  The price at which the shares are deemed to have been purchased is determined by the Compensation and Human Resource Committee of the Corporation’s Board of Directors and will be 85% of the average fair market value of the common stock during the offering period, except the price cannot be less than 85% of the lesser of the fair market value of the common stock at the beginning or the end of the offering period.  The fair market value of the common stock for purposes of the Plan is the closing price of the common stock as reported by NASDAQ on such date.  Shares to be purchased under the Plan may be obtained by the Corporation from its authorized but previously unissued shares, from open market transactions or from private sources.

In July 2010, April 2010, January 2010, October 2009 and July 2009, the Corporation issued 21,845, 25,881, 32,015, 22,496 and 100,076 shares of its common stock for the offering period ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30 2009, respectively at $7.17, $5.23, $5.12, $6.30 and $6.83 per share, respectively.

At June 30, 2010 and 2009, the Plan had 385 and 391 participants, respectively.

First Merchants Corporation

Employee Stock Purchase Plan (2009)

Notes to Financial Statements

June 30, 2010 and 2009

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

The Plan adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, concerning the accounting and disclosures for uncertain tax positions on July 1, 2009.  As a result, the Plan has not identified any uncertain tax positions that it believes should be recognized in the financial statements.

Note 4:	Related Party

Plan assets are held in interest-bearing accounts maintained by the Plan Sponsor with interest paid quarterly at the prevailing rates.  Each participant’s payroll deferral is maintained in a separate deposit account with the Bank.  At June 30, 2010, there were no participants with a deferral balance exceeding federally insured limits.

Note 5:	Subsequent Events

Subsequent events have been evaluated through October 26, 2010, which is the date the financial statements were available to be issued.