Form 10-Q
period 2010-11-09
FIRST MERCHANTS CORP
filed 2010-11-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, there were 25,572,021 outstanding common shares, of the registrant.

FIRST MERCHANTS CORPORATION
FORM 10Q

FIRST MERCHANTS CORPORATION
FORM 10Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

CONSOLIDATED CONDENSED BALANCE SHEETS	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$54,736	$76,801
Federal funds sold	6,392	102,346
Cash and cash equivalents	61,128	179,147
Interest-bearing time deposits	114,401	74,025
Investment securities available for sale	517,539	413,607
Investment securities held to maturity	184,313	149,510
Mortgage loans held for sale	15,390	8,036
Loans, net of allowance for loan losses of $83,660 and $92,131	2,829,704	3,177,657
Premises and equipment	52,774	55,804
Federal Reserve and Federal Home Loan Bank stock	36,271	38,576
Interest receivable	20,310	20,818
Core deposit intangibles	13,823	17,383
Goodwill	141,357	141,357
Cash surrender value of life insurance	96,206	94,636
Other real estate owned	21,546	14,879
Tax asset, deferred and receivable	50,972	64,394
Other assets	24,586	31,123
TOTAL ASSETS	$4,180,320	$4,480,952
LIABILITIES
Deposits:
Noninterest-bearing	$525,463	$516,487
Interest-bearing	2,728,888	3,020,049
Total Deposits	3,254,351	3,536,536
Borrowings:
Securities sold under repurchase agreements	109,647	125,687
Federal Home Loan Bank advances	92,628	129,749
Subordinated debentures, revolving credit lines and term loans	227,514	194,790
Total Borrowings	429,789	450,226
Interest payable	4,011	5,711
Other liabilities	29,704	24,694
Total Liabilities	3,717,855	4,017,167
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 69,600 and 116,000 shares	67,764	112,373
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 25,553,601 and 21,227,741 shares	3,194	2,653
Additional paid-in capital	231,979	206,600
Retained earnings	158,074	150,860
Accumulated other comprehensive income (loss)	1,329	(8,826)
Total Stockholders' Equity	462,465	463,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,180,320	$4,480,952

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans receivable:
Taxable	$43,148	$50,683	$132,573	$157,319
Tax exempt	236	280	765	742
Investment securities:
Taxable	3,100	2,963	9,277	9,987
Tax exempt	2,610	2,788	7,804	6,919
Federal funds sold	3	27	23	81
Deposits with financial institutions	84	73	239	291
Federal Reserve and Federal Home Loan Bank stock	250	359	940	1,031
Total Interest Income	49,431	57,173	151,621	176,370
INTEREST EXPENSE
Deposits	9,434	13,666	31,449	45,946
Federal funds purchased	1	6	5	28
Securities sold under repurchase agreements	401	512	1,329	1,486
Federal Home Loan Bank advances	1,218	2,209	4,222	7,605
Subordinated debentures, revolving credit lines and term loans	2,695	1,932	6,540	5,524
Total Interest Expense	13,749	18,325	43,545	60,589
NET INTEREST INCOME	35,682	38,848	108,076	115,781
Provision for loan losses	10,521	24,240	39,405	96,156
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,161	14,608	68,671	19,625
OTHER INCOME
Service charges on deposit accounts	3,404	3,963	10,172	11,393
Fiduciary activities	1,773	1,844	5,811	5,583
Other customer fees	2,080	2,004	6,773	5,953
Commission income	1,482	1,459	4,958	5,216
Earnings on cash surrender value of life insurance	540	391	1,574	1,045
Net gains and fees on sales of loans	2,088	1,997	4,422	5,105
Net realized gains on sales of available for sale securities	2	5,211	2,101	9,157
Other-than-temporary impairment on available for sale securities	(1,085)	(5,382)	(2,849)	(9,456)
Portion of loss recognized in other comprehensive income before taxes	429	4,155	1,305	5,706
Net impairment losses recognized in earnings	(656)	(1,227)	(1,544)	(3,750)
Other income	332	41	684	1,942
Total Other Income	11,045	15,683	34,951	41,644
OTHER EXPENSES
Salaries and employee benefits	18,094	17,945	53,598	57,645
Net occupancy	2,574	2,422	7,483	7,434
Equipment	1,797	1,875	5,511	5,660
Marketing	519	508	1,443	1,621
Outside data processing fees	1,348	1,360	3,939	4,698
Printing and office supplies	303	300	942	1,060
Core deposit amortization	1,161	1,277	3,560	3,832
FDIC assessments	2,112	3,121	6,077	7,191
Other expenses	7,227	10,187	21,565	22,760
Total Other Expenses	35,135	38,995	104,118	111,901
INCOME (LOSS) BEFORE INCOME TAX	1,071	(8,704)	(496)	(50,632)
Income tax benefit	(564)	(3,774)	(3,374)	(20,090)
NET INCOME (LOSS)	1,635	(4,930)	2,878	(30,542)
Gain on exchange of preferred stock for trust preferred debt			10,052
Preferred stock dividends and discount accretion	(870)	(1,450)	(3,763)	(3,528)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$765	$(6,380)	$9,167	$(34,070)
Per Share Data:
Basic Net Income (Loss) Available to Common Stockholders	$0.02	$(0.30)	$0.38	$(1.62)
Diluted Net Income (Loss) Available to Common Stockholders	$0.02	$(0.30)	$0.38	$(1.62)
Cash Dividends Paid	$0.01	$0.08	$0.03	$0.39
Average Diluted Shares Outstanding (in thousands)	25,686	21,170	24,273	21,085

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$1,635	$(4,930)	$2,878	$(30,542)
Other comprehensive income (loss) net of tax:
Unrealized holding gain on securities available for sale arising during the period, net of
income tax expense of $(2,204), $(7,693), $(6,096) and $(7,511)	4,094	14,288	11,321	13,949
Unrealized loss on securities available for sale for which a portion of an other than temporary impairment has been
recognized in income, net of tax benefit of $155, $1,454, $470 and $1,997	(287)	(2,701)	(872)	(3,709)
Unrealized loss on cash flow hedges:
Unrealized loss arising during the period, net of
income tax benefit of $- $-, $- and $622				(933)
Amortization of items previously recorded in accumulated
other comprehensive gain, net of income tax
expense of $(15), $(161), $(45) and $(421)	23	242	68	631
Reclassification adjustment for gain (loss) included in net income
net of income tax (expense) benefit of $(229), $1,394, $195 and $1,892	425	(2,590)	(362)	(3,515)
	4,255	9,239	10,155	6,423
Comprehensive income (loss)	$5,890	$4,309	$13,033	$(24,119)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2010	September 30, 2009

Net unrealized gain /(loss) on securities available for sale	$15,133	$9,575

Net unrealized gain/(loss) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(872)	(3,709)

Defined Benefit Plans	(12,932)	(15,107)

	$1,329	$(9,241)

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2009	116,125	$112,498	21,227,741	$2,653	$206,600	$150,860	$(8,826)	$463,785
Comprehensive Income
Net Income						2,878		2,878
Gain on Exchange of Cumulative Preferred Stock to Trust Preferred Securities						10,052		10,052
Other Comprehensive Income, net of tax							10,155	10,155
Cash Dividends on Common Stock ($.03 per Share)						(731		(731)
Cash Dividends on Preferred Stock under Capital Purchase Program						(4,495		(4,495)
Cumulative Preferred Stock Converted to Trust Preferred Securities	(46,400)	(46,400)						(46,400)
Amortization of Discount on Cumulative Preferred Stock converted to Trust Preferred Securities		1,301						1,301
Amortization of Discount on Cumulative Preferred Stock issued under Capital Purchase Program		490						490
Amortization of Discount on Warrants issued under Capital Purchase Program						(490		(490)
Private Stock Issuance			4,200,000	525	23,625			24,150
Tax Benefit (Loss) from Stock Options Exercised					(48)			(48)
Stock Issued Under Employee Benefit Plans			49,813	6	1,363			1,369
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			88,873	11	515			526
Stock Redeemed			(12,826)	(1)	(76)			(77)
Balances, September 30, 2010	69,725	$67,889	25,553,601	$3,194	$231,979	$158,074	$1,329	$462,465

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	September 30,
	2010	2009
Cash Flow From Operating Activities:
Net income (loss)	$2,878	$(30,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	39,405	96,156
Depreciation and amortization	4,289	4,383
Share-based compensation	1,369	1,685
Tax expense (benefit) from stock compensation	48	(63)
Mortgage loans originated for sale	(163,235)	(243,142)
Proceeds from sales of mortgage loans	155,881	222,264
Gains on sales of securities available for sale	2,101	9,157
Recognized loss on other-than-temporary impairment	(1,544)	(3,750)
Change in interest receivable	508	1,617
Change in interest payable	(1,700)	(3,122)
Other adjustments	20,418	(53,659)
Net cash provided by operating activities	$60,418	$984
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$(40,376)	$(5,489)
Purchases of:
Securities available for sale	(201,560)	(343,347)
Securities held to maturity	(58,076)	(24,744)
Proceeds from sales of securities available for sale	64,314	217,163
Proceeds from maturities of:
Securities available for sale	50,929	105,254
Securities held to maturity	22,191	38,323
Change in Federal Reserve and Federal Home Loan Bank stock	2,305	(4,257)
Net change in loans	285,024	226,408
Proceeds from the sale of other real estate owned	14,080	31,090
Other adjustments	(1,259)	(3,224)
Net cash provided by investing activities	$137,572	$237,177
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$8,273	$47,611
Certificates of deposit and other time deposits	(290,458)	(253,927)
Borrowings	2,154	125,942
Repayment of borrowings	(55,303)	(294,440)
Cash dividends on common stock	(731)	(8,273)
Cash dividends on preferred stock	(4,495)	(2,827)
Stock issued in private equity placement	24,150
Stock issued under dividend reinvestment and stock purchase plans	526	1,110
Cumulative preferred stock issued		116,000
Tax (expense) benefit from stock options exercised	(48)	63
Stock redeemed	(77)	(191)
Net cash used in financing activities	$(316,009)	$(268,932)
Net Change in Cash and Cash Equivalents	(118,019)	(30,771)
Cash and Cash Equivalents, January 1	179,147	150,486
Cash and Cash Equivalents, September 30	$61,128	$119,715
Additional cash flow information:
Interest paid	$45,245	$63,711
Income tax paid (refunded)	$(6,035)	$5,170
Exchange of preferred stock for trust preferred debt	$46,400
Loans transferred to other real estate owned	$23,524	$38,041
Non-cash investing activities using trade date accounting	$1,305	$(16,020)

 See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)
NOTE 1. General

Financial Statement Preparation

The significant accounting policies followed by First  Merchants Corporation (the “Corporation”)  and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements.

The consolidated condensed balance sheet of the Corporation as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year.

NOTE 2. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of September 30, 2010, there were 5,992 DSUs credited to the non-employee directors.

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

Share-based compensation guidance requires the Corporation to record compensation expense related to unvested share-based awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2010, was $437,000 and $1,369,000, respectively, compared to $592,000 and $1,685,000, respectively, for the three and nine months ended September 30, 2009. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Operations.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately five percent for the nine months ended September 30, 2010, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock and ESPP Options
Pre-tax compensation expense	$143	$212	$487	$646
Income tax benefit	(20)	(25)	(51)	(65)
Stock and ESPP option expense, net of income taxes	$123	$187	$436	$581
Restricted Stock Awards
Pre-tax compensation expense	$294	$380	$882	$1,039
Income tax benefit	(103)	(120)	(309)	(353)
Restricted stock awards expense, net of income taxes	$191	$260	$573	$686
Total Share-Based Compensation:
Pre-tax compensation expense	$437	$592	$1,369	$1,685
Income tax benefit	(123)	(145)	(360)	(418)
Total share-based compensation expense, net of income taxes	$314	$447	$1,009	$1,267

As of September 30, 2010, unrecognized compensation expense related to stock options and RSAs totaling $179,000 and $1,316,000, respectively, is expected to be recognized over weighted-average periods of .47 and 1.69 years, respectively.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Share-Based Compensation continued

Stock option activity under the Corporation's stock option plans as of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,087,930	$23.51
Granted	48,500	$6.58
Exercised
Cancelled	(73,851)	19.80
Outstanding September 30, 2010	1,062,579	$23.00	5.13	$60,900
Vested and Expected to Vest at September 30, 2010	1,062,579	$23.00	5.13	$60,900
Exercisable at September 30, 2010	835,006	$25.13	4.19

The weighted-average grant date fair value was $2.01 for stock options granted during the nine months ended September 30, 2010.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2010.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.  There were no stock options exercised during the first nine months of 2010.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2010	204,091	$19.95
Granted	119,955	$5.78
Forfeited	(49,852)	$25.82
Vested	(2,493)	$15.88
Unvested RSAs at September 30, 2010	271,701	$12.40

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2010 quarterly offering period of approximately $35,000. The ESPP options vested during the three month period ending September 30, 2010. At September 30, 2010, there was no unrecognized compensation expense related to unvested ESPP options.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3.  Derivative Financial Instruments

First Merchants Bank, National Association (the “Bank”) offers interest rate derivative products to certain of its sophisticated commercial borrowers.  This interest rate swap product allows customers to enter into an agreement with the Bank to swap their variable rate loan to a fixed rate.  These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower's interest rate or market price risk.  The extension of credit incurred through the execution of these derivative products is subject to the same approvals and underwriting standards as the related traditional credit product.  The Bank limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Corporation’s Asset Liability Committee.  By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting.  The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with fair value guidance), resulting in some insignificant volatility in earnings each period.  The notional amounts of the interest rate swaps were $68,537,000 at September 30, 2010.

This amount is offset with third-party counterparties, as described above, in the same amount.

The tables summarize the fair value of derivative financial instruments utilized by the Corporation as well as their classification on the Consolidated Condensed Balance Sheets as September 30, 2010 and December 31, 2009:

	Asset Derivatives
	September 30, 2010		December 31, 2009
	Balance sheet location	Fair Value	Balance sheet location	Fair Value

Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts	Other assets	$4,691	Other assets	$2,624
		$4,691		$2,624

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance sheet location	Fair Value	Balance sheet location	Fair Value

Derivatives not designated as hedging instruments under ASC 815-10
Interest rate contracts	Other liabilities	$(4,952)	Other liabilities	$(2,648)
		$(4,952)		$(2,648)

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Derivative Financial Instruments continued

The effect of derivative instruments on the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 is as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Interest rate contracts	Other income	$(24)	$(237)

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate contracts	Other income	$(135)	$157

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

As of September 30, 2010, the termination value of derivatives in a net liability position related to these agreements was $6,308,000.  The Corporation has minimum collateral posting thresholds with its derivative counterparties and has posted collateral of $3,629,000 as of September 30, 2010.  If the Corporation had breached any of these provisions at September 30, 2010, it could have been required to settle its obligations under the agreements at termination value.

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

Investment securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 fair value, including corporate obligations and equity securities, was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Pooled Trust Preferred Securities

Six of the pooled trust preferred securities in the portfolio amount to $5.7 million in amortized cost, with a fair value of $1.0 million; all are which are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at September 30, 2010, Moody’s ratings on these securities now range from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses another-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the September 30, 2010 quarterly analysis, the conclusion was other-than-temporary impairment of $656,000 on two of these securities. The Corporation recognized other-than-temporary impairment for the nine months ended September 30, 2010 and September 30, 2009 of $1,544,000 and $3,750,000 respectively.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010.

	Fair Value Measurements Using
September 30, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$627		$627
State and municipal	249,358		249,358
Mortgage-backed securities	263,227		263,227
Corporate obligations	1,062			$1,062
Equity securities	3,265		3,261	4
Interest rate swap asset	4,691			4,691
Interest rate swap liability	(4,952)			(4,952)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

The  following is a reconciliation of the beginning and ending balances of recurring fair value measurements  recognized in the Consolidated Condensed Balance Sheets using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
September 30, 2010	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$1,431	$3,924	$(4,161)	$2,483	$2,624	$(2,648)
Total realized and unrealized gains and losses:
Included in net income (loss)	(656)	767	(791)	(1,544)	2,067	(2,304)
Included in other comprehensive income	213			(111)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	78			238
Ending balance at September 30, 2010	$1,066	$4,691	$(4,952)	$1,066	$4,691	$(4,952)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
September 30, 2009	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$2,025	$2,887	$(2,726)	$7,929	$4,094	$(4,224)
Total realized and unrealized gains and losses:
Included in net income (loss)	(1,227)	(160)	25	(3,750)	93	64
Included in other comprehensive income	2,829			2,678
Purchases, issuances and settlements					93	(93)
Transfers in/(out) of Level 3				(3,460)
Principal payments	88	473	(472)	318	(1,080)	1,080
Ending balance at September 30, 2009	$3,715	$3,200	$(3,173)	$3,715	$3,200	$(3,173)

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

	Fair Value Measurements Using
September 30, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$42,959			$42,959
Other real estate owned (collateral dependent)	$4,942			$4,942

	Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$75,802			$75,802
Other real estate owned (collateral dependent)	$5,193			$5,193

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Disclosures About Fair Value of Assets and Liabilities continued

Impaired Loans (collateral dependent) and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first nine months of 2010, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2010
	Carrying Amount	Fair Value
Assets at September 30, 2010:
Cash and due from banks	$61,128	$61,128
Interest-bearing time deposits	114,401	114,401
Investment securities available for sale	517,539	517,539
Investment securities held to maturity	184,313	189,671
Mortgage loans held for sale	15,390	15,390
Loans	2,829,704	2,805,223
FRB and FHLB stock	36,271	36,271
Interest receivable	20,310	20,310

Liabilities at September 30, 2010:
Deposits	$3,254,351	$3,271,543
Borrowings:
Securities sold under repurchase agreements	109,647	110,307
Federal Home Loan Bank advances	92,628	98,683
Subordinated debentures, revolving credit lines and term loans	227,514	178,702
Interest Payable	4,011	4,011

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

NOTE 5. Investment Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2010
U.S. Government-sponsored agency securities	$602	$25		$627
State and municipal	230,919	18,460	$21	249,358
Mortgage-backed securities	255,047	8,188	8	263,227
Corporate Obligations	5,766		4,704	1,062
Equity securities	3,265			3,265
Total available for sale	495,599	26,673	4,733	517,539
Held to maturity at September 30, 2010
State and municipal	20,797	773		21,570
Mortgage-backed securities	163,516	4,585		168,101
Total held to maturity	184,313	5,358		189,671
Total Investment Securities	$679,912	$32,031	$4,733	$707,210

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
U.S. Government-sponsored agency securities	$4,350	$56		$4,406
State and municipal	236,933	9,307	$9	246,231
Mortgage-backed securities	154,488	2,321	831	155,978
Corporate Obligations	9,585	310	4,733	5,162
Equity securities	1,830			1,830
Total available for sale	407,186	11,994	5,573	413,607
Held to maturity at December 31, 2009
State and municipal	15,990	327	13	16,304
Mortgage-backed securities	133,520		2,488	131,032
Total held to maturity	149,510	327	2,501	147,336
Total Investment Securities	$556,696	$12,321	$8,074	$560,943

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5. Investment Securities continued

The amortized cost and fair value of available for sale securities and held to maturity securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2010:
Due in one year or less	$9,545	$9,662	$12,663	$12,733
Due after one through five years	25,532	26,786	535	571
Due after five through ten years	43,952	47,703	3,488	3,699
Due after ten years	158,258	166,896	4,111	4,567
	$237,287	$251,047	$20,797	$21,570

Mortgage-backed securities	255,047	263,227	163,516	168,101
Equity securities	3,265	3,265

Total Investment Securities	$495,599	$517,539	$184,313	$189,671

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $241,917,000 at September 30, 2010.

The book value of securities sold under agreements to repurchase amounted to $83,474,000 at September 30, 2010.

For the three and nine months ended September 30, 2010, gross gains of $2,000 and $2,326,000 respectively, were realized from sales and redemptions of available for sale securities.  There were no gross losses resulting from sales and redemptions of available for sale securities realized for the three months ended September 30, 2010. Gross losses of $225,000 resulting from sales and redemptions of available for sale securities were realized for the nine months ended September 30, 2010. The Corporation has recognized a loss of $656,000 and $1,544,000 in the three and nine months ended September 30, 2010, equal to the credit loss, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the remainder of the investment securities to be other-than-temporarily impaired at September 30, 2010.

For the three and nine months ended September 30, 2009, gross gains of $5,228,000 and $9,174,000 respectively, were realized from sales and redemptions of available for sale securities. Gross losses of $17,000 from the sales of available for sale securities were realized for both the three and nine months ended September 30, 2009. Other-than-temporary impairment losses of $1,227,000 and $3,750,000 were recognized in the three and nine months ended September 30, 2009.

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2010 and December 31, 2009 was $7,860,000 and $182,038,000, which is approximately 1.1 percent and 32.3 percent of the Corporation’s available for sale and held to maturity investment portfolio at September 30, 2010 and December 31, 2009.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)
NOTE 5. Investment Securities continued

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at September 30, 2010
State and municipal	$1,061	$(21)			$1,061	$(21)
Mortgage-backed securities	5,284	(8)	$484	NM	5,768	(8)
Corporate obligations			1,031	$(4,704)	1,031	(4,704)
Total Temporarily Impaired Investment Securities	$6,345	$(29)	$1,515	$(4,704)	$7,860	$(4,733)

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2009
State and municipal	$7,813	$(20	$138	$(2)	$7,951	$(22)
Mortgage-backed securities	171,779	(3,319			171,779	(3,319)
Corporate obligations	1,125	(656	1,183	(4,077)	2,308	(4,733)
Total Temporarily Impaired Investment Securities	$180,717	$(3,995	$1,321	$(4,079)	$182,038	$(8,074)

Mortgage-backed Securities

The unrealized losses of $8,000, on the Corporation’s investment in mortgage-backed securities were a result of changes in interest rates.  The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2010.

State and Political Subdivisions

The unrealized losses of $21,000 on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2010.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5. Investment Securities continued

Other Securities

The Corporation’s unrealized losses on pooled trust preferred securities total $4.7 million on a book value of $5.7 million at September 30, 2010. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation has recognized a loss of $656,000 in the third quarter of 2010, equal to the credit loss, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at September 30, 2010. The Corporation previously recognized other-than-temporary impairment of $488,000 in the first quarter and $400,000 in the second quarter of 2010 equal to the credit loss.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in 2010	Accumulated Credit Losses in 2009
Credit losses on debt securities held:
Balance, January 1	$9,411	$2,682
Additions related to other-than-temporary losses not previously recognized	1,544	3,750
Balance, September 30	$10,955	$6,432

NOTE 6. Loans and Allowance

The following table shows the composition of the Corporation’s loan portfolio for the periods indicated:

	September 30,	December 31,
	2010	2009
Loans:
Commercial and industrial loans	$550,310	$675,860
Agricultural production financing and other loans to farmers	99,087	121,031
Real estate loans
Construction	91,705	158,725
Commercial and farm land	1,207,528	1,254,115
Residential	779,483	841,584
Individual's loans for household and other personal expenditures	128,400	154,132
Tax-exempt loans	22,308	22,049
Lease financing receivables, net of unearned income	5,763	7,135
Other loans	28,780	35,157
	2,913,364	3,269,788
Allowance for loan losses	(83,660)	(92,131)
Total Loans	$2,829,704	$3,177,657

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 6. Loans and Allowance continued

The following table summarizes changes in the allowance for loan losses for the periods indicated:

	Nine Months Ended
	September 30,
	2010	2009
Allowance for loan losses:
Balances, January 1	$92,131	$49,543
Provision for losses	39,405	96,156
Adjustment related to acquisition		2,040
Recoveries on loans	5,828	2,864
Loans charged off	(53,704)	(63,685)
Balances, September 30	$83,660	$86,918

Information on non-performing assets plus contractually past due 90 days or more other than nonaccruing, real estate owned, renegotiated loans and impaired loans is summarized below:

	September 30,	December 31,
	2010	2009
Non-Performing Assets:
Non-accrual loans	$98,597	$118,409
Renegotiated loans	5,320	8,833
Non-performing loans (NPL)	103,917	127,242
Real estate owned and repossessed assets	21,546	14,879
Non-performing assets (NPA)	125,463	142,121
90+ days delinquent and still accruing	5,320	3,967
NPAS & 90+ days delinquent	$130,783	$146,088
Impaired Loans	$125,729	$178,754

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Net Income Per Share continued

	Three Months Ended September 30,
	2010			2009
	Net Income (Loss)	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$1,635			$(4,930)
Less: Preferred stock dividends	870			1,450
Net income (loss) available to common stockholders	765	25,550,222	$0.02	(6,380)	21,169,618	$(0.30)
Effect of dilutive stock options and warrants		135,316
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$765	25,685,538	$0.02	$(6,380)	21,169,618	$(0.30)

Stock options to purchase 1,029,668 and 1,103,043 shares for the three months ended September 30, 2010 and 2009, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

	Nine Months Ended September 30,
	2010			2009
	Net Income (Loss)	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$2,878			$(30,542)
Gain on exchange of preferred stock for trust preferred debt	10,052
Less: Preferred stock dividends	3,763			3,528
Net income (loss) available to common stockholders	9,167	24,164,224	$0.38	(34,070)	21,084,653	$(1.62)
Effect of dilutive stock options and warrants		108,666
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$9,167	24,272,890	$0.38	$(34,070)	21,084,653	$(1.62)

Stock options to purchase 1,061,571 and 1,101,107 shares for the nine months ended September 30, 2010, and 2009, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

At September 30, 2010, management reviewed the future earning assumptions in the discounted cash flow approach used by the third party in the most recent analysis, and determined them to still be reasonable. Management determined that the carrying value of First Merchants Corporation does not exceed the fair value and therefore, management concluded that goodwill was not impaired. Management has engaged the same third party to perform an updated valuation in the fourth quarter of 2010.

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

The Corporation has the ability to defer interest payments on the Capital Securities for up to 20 consecutive quarterly periods (5 years), provided that there is no event of default. Interest on the Capital Securities will continue to accrue during the extension period, and all accrued interest must be paid at the end of each extension period. During a deferral period, the Corporation may not, except in certain limited circumstances, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Corporation’s capital stock or (ii) make any payment of principal or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Corporation that rank pari passu in all respects with or junior in interest to the Debentures.

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

In connection with the placement of the Capital Securities, the Corporation entered into a Guarantee Agreement with U.S. Bank Trust National Association as guarantee trustee, dated as of June 30, 2010 (the “Guarantee Agreement”), for the purpose of guaranteeing the payment, after the expiration of any cure period, of any amounts to be paid by the Trust under the terms of the Capital Securities. The obligations of the Corporation under the Guarantee Agreement constitute unsecured obligations of the Corporation and rank subordinate and junior to all senior debt of the Corporation. The Guarantee Agreement shall terminate upon the full payment of the redemption price for the Capital Securities or full payment of the Debenture upon liquidation of the Trust.  The Capital Securities issued to the Treasury are expected to qualify as Tier 1 regulatory capital, subject to the 25% limitation on Tier 1 capital.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 9. Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities continued

This particular exchange resulted in a gain on retirement of Preferred Stock favorably impacting retained earnings by $10.1 million (net of deferred taxes), which is also considered as part of earnings available to common stockholders in the earnings per common share (“EPS”) computations. A summary of the second quarter transaction and the increases (decreases) in the related asset, liability and stockholders’ equity accounts is as follows:

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

Note 10.  Impact of Accounting Changes

FASB ASU 2009-16, Transfers and Servicing (Topic 860); Accounting for Transfers of Financial Assets –  ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Company adopted ASU 2009-16 effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 4 Disclosures About Fair Value of Assets and Liabilities.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.   ASU 2010-09 amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance for us.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 10.  Impact of Accounting Changes continued

FASB ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.  This update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  The Company has adopted ASU 2010-18, but does not anticipate that its adoption will have an impact on its financial statements.

ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures.  Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.

For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

We believe there have been no significant changes during the three and nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of  Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Corporation’s business activities are currently limited to one significant business segment, which is community banking. The Corporation’s financial service affiliates included one nationally chartered bank:  First Merchants Bank, National Association (the “Bank”). The Bank provides commercial and retail banking services as well as trust asset management services. In addition, the Corporation’s multi-line insurance company provides retail and commercial insurance agency services.

REGULATORY DEVELOPMENTS

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is likely to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to various federal agencies implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies through regulatory guidance, the full extent of the impact such requirements will have on the financial services industry, and on our operations specifically, is currently unclear. The changes resulting from the Dodd-Frank Act may materially impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. At a minimum, the Dodd-Frank Act is likely to:

•	increase the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, including higher deposit insurance premiums;
•	limit our ability to raise additional capital through the use of trust preferred securities as new issuances of these securities may no longer be included as Tier 1 capital;
•	reduce our flexibility to generate or originate certain revenue-producing assets based on increased regulatory capital standards; and
•	limit our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation (the “Corporation”) reported third quarter earnings of $.02 per fully diluted common share and net income available to stockholders of $765,000. Year-to-date earnings per fully diluted common share and net income available to stockholders were $.38 and $9.2 million, respectively, compared to year-to-date losses of $1.62 per fully diluted common share and a net loss of $34.1 million for the same nine month period in 2009.

The year-to-date results include an after-tax gain of $10.1 million applicable to income available to common stockholders that was recorded in the second quarter of 2010. The gain was a result of favorable accounting treatment attributed to the exchange of 46,400 shares of the Corporation’s fixed rate cumulative perpetual preferred stock for $46.4 million of trust preferred securities.  Also, as a result of this transaction, a $5.4 million deferred tax liability was recorded resulting in a net decrease of the tax asset.   This exchange is discussed in Note 9: Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q.

Net charge offs were $13.8 million for the quarter, exceeding provision expense of $10.5 million by $3.3 million as certain charge offs were preceded by specific reserves.  The specific reserves at September 30, 2010 were $14.9 million compared to $18.4 million at June 30, 2010.  Non-performing assets plus 90 days delinquent loans improved to $130.8 million or 3.1 percent of total assets at September 30, 2010 from $146.5 million, or 3.5 percent of total assets at June 30, 2010.  The Corporation’s allowance for loan losses increased to 2.86 percent of total loans, an increase from 2.81 percent of loans at December 31, 2009 and 2.54 percent of loans at September 30, 2009.

Management is pleased to see a 10.7 percent decline in the non-performing assets, which includes non-accrual loans, restructured loans, and other real estate owned, plus loans 90-days delinquent,  from the previous quarter. Non-accrual loans showed the most significant decrease during the quarter, down $21,608,000 from June 30, 2010 and down $24,693,000 from the September 30, 2009 peak. The other categories of troubled debt restructuring and other real estate owned increased slightly during the quarter as work outs continue to be a top priority.

Assets decreased by $300.6 million during the first nine months of 2010.   Loans, including loans held for sale, decreased $349.1 million during the first nine months of 2010, or 10.6 percent, due to normal loan run-off coupled with a reduction in both consumer and commercial demand for borrowing.  The combined cash and cash equivalents and interest bearing deposits declined by $77.6 million. These declines have generated excess liquidity of $426.7 million, of which $138.7 million has been invested in the investment securities portfolio.  The remaining liquidity was used to reduce higher cost liabilities.

Deposits decreased $282.2 million during the first nine months of 2010, or 8.0 percent.  Maturing brokered deposits and CDs over $100,000 accounted for $194.9 million of the decline. Another $95.6 million were maturities of CDs below $100,000. Demand and savings deposits, combined, increased by 8.3 million. Management continues to focus on maximizing deposit pricing in an effort to balance maintaining strong customer relationships, remaining competitive in the local markets while still allowing higher cost deposits to mature.

Net deferred and refundable taxes have declined by $13.4 million in the first nine months of 2010. The decline is primarily a result of a $6 million refund received in the first quarter and the $5.4 million reduction resulting from the exchange discussed in Note 9: Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q.

The Corporation continues to maintain all regulatory capital ratios in excess of the regulatory definition of “well capitalized” as discussed in the section entitled “CAPITAL” below.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  It is a function of net interest margin and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods.  Net interest margin increased 10 basis points from 3.83 percent in the third quarter of 2009 to 3.93 percent in the third quarter of 2010, while earning assets decreased by $445 million.  The table below presents the Corporation’s asset yields, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2010 and 2009.

During the nine months ended September 30, 2010, asset yields decreased 21 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 38 basis points, resulting in a 17 basis point (FTE) increase in net interest income as compared to the same period in 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2010	2009	2010	2009
Annualized net interest income	$142,731	$155,392	$144,102	$154,375
Annualized FTE adjustment	$6,130	$6,608	$6,152	$5,500
Annualized net interest income on a fully taxable equivalent basis	$148,861	$162,000	$150,254	$159,875
Average earning assets	$3,790,904	$4,235,718	$3,871,484	$4,305,739
Interest income (FTE) as a percent of average earning assets	5.38%	5.56%	5.38%	5.59%
Interest expense as a percent of average earning assets	1.45%	1.73%	1.50%	1.88%
Net interest income (FTE) as a percent of average earning assets	3.93%	3.83%	3.88%	3.71%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income decreased by $4,638,000 or 29.6% during the third quarter of 2010, compared to the third quarter of 2009.  During the third quarter of 2010, other-than-temporary impairment losses on pooled trust preferred investments of $656,000 offset gains recognized on the sale of investment securities, resulting in a net loss of $654,000, a net decline of $4,638,000 when compared to the net gain of $3,984,000 recognized in the same period in 2009.  Additionally, service charges declined by $559,000 compared to the third quarter of 2009 primarily due to a decrease in fee income for overdrafts and returned items.  Offsetting these reductions was increased interchange income of $168,000 due to increased electronic card transactions and increased earnings on bank owned life insurance of $149,000 when compared to third quarter of 2009.

During the first nine months of 2010, non-interest income was $6.7 million or 16.1% lower than the same period in 2009.  The sale of investment securities resulted in net gains of approximately $557,000 when netted against other-than-temporary impairment charges of $1,544,000 recognized on pooled trust preferred investments, a decrease of $4,850,000 from the same period in 2009.  Service charges declined $1,221,000 from the same period in 2009 due to a decrease in fee income for overdrafts and returned items.  Gains on the sale of mortgage loans were $683,000 lower than the first nine months of 2009 due to reduced customer demand.  Gains on terminated interest rate floors were fully realized in 2009, causing the first nine months of 2010 to be $481,000 lower than the same period in 2009.  Income from loan level hedge agreements and the related fair value adjustments declined by $461,000.  Offsetting these reductions was increased interchange income of $927,000 due to an increase in electronic card transactions.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expense

Non-interest expenses for the third quarter of 2010, compared with the same period in 2009, decreased by $3.9 million or 9.9%.  During third quarter of 2009, pre-payment penalties of $1.9 million were realized as FHLB borrowings were strategically reduced.  Expenses related to OREO properties and other professional services related to credit losses decreased $1.2 million compared to third quarter 2009.

Non-interest expenses in the first nine months of 2010 decreased $7.8 million or 7.0%, compared to the same period in 2009.   Salaries and employee benefit costs decreased $4.0 million or 7.0% due to cost savings realized after the Lincoln Bank acquisition in 2009 and other staff reductions.   During 2009, pre-payment penalties of $1.9 million were realized as FHLB borrowings were strategically reduced.  FDIC expenses decreased $1.1 million due to the special assessment that occurred in 2009 offset by increasing rates in 2010.  Processing expense decreased $759,000 due to one-time expenses incurred in 2009 related to the consolidation of the core systems after the Lincoln Bank acquisition.    Offsetting these reductions was $1.4 million in increased OREO and credit related expenses in the first nine months of 2010 compared to 2009.

Income Tax

The income tax benefit for the nine months ended September 30, 2010 was $3,374,000 on a pre-tax net loss of $496,000. This is a result of high tax exempt interest income on investment securities and loans.  For the same period in 2009, the income tax benefit was $20,090,000 with an effective tax rate of 39.7 percent.

CAPITAL

To be categorized as well capitalized, the Bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation’s regulatory capital exceeded the regulatory “well capitalized” standard at September 30, 2010.

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses. The Corporation's Tier I capital to average assets ratio was 9.66 percent at September 30, 2010 and 8.20 percent at December 31, 2009.

At September 30, 2010, the Corporation had a Tier I risk-based capital ratio of 12.63 percent and total risk-based capital ratio of 15.52 percent, compared to 10.32 percent and 13.04 percent respectively at December 31, 2009. Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

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

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2010	2009
Average goodwill	$141,357	$141,238
Average core deposit intangible (CDI)	15,615	19,878
Average deferred tax on CDI	(3,506)	(2,494)
Intangible adjustment	$153,466	$158,622
Average stockholders' equity (GAAP capital)	$473,258	$477,148
Average cumulative preferred stock issued under the Capital Purchase Program	(97,271)	(96,518)
Intangible adjustment	(153,466)	(158,622)
Average tangible capital	$222,521	$222,008
Average assets	$4,279,305	$4,674,590
Intangible adjustment	(153,466)	(158,622)
Average tangible assets	$4,125,839	$4,515,968
Net income (loss) available to common stockholders	$9,167	$(45,742)
CDI amortization, net of tax	2,151	3,097
Tangible net income (loss) available to common stockholders	$11,318	$(42,645)
Diluted earnings per share	$0.38	$(2.17)
Diluted tangible earnings per share	$0.47	$(2.02)
Return on average GAAP capital	2.59%	-9.59%
Return on average tangible capital	6.78%	-19.21%
Return on average assets	0.29%	-0.98%
Return on average tangible assets	0.37%	-0.94%

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

Non-accruals declined by $19,812,000 in the nine month period from $118,409,000 at December 31, 2009 to the current September 30, 2010, balance of $98,597,000. Slight increases were experienced in other real estate owned and 90 day delinquents in the nine months ended September 30, 2010, offset by a decline in troubled debt restructures. The largest increase was in other real estate owned, which increased by $6,667,000 in the nine month period. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

	September 30,	December 31,
(Dollars in Thousands)	2010	2009
Non-Performing Assets:
Non-accrual loans	$98,597	$118,409
Renegotiated loans	5,320	8,833
Non-performing loans (NPL)	103,917	127,242
Real estate owned and repossessed assets	21,546	14,879
Non-performing assets (NPA)	125,463	142,121
90+ days delinquent and still accruing	5,320	3,967
Non-performing assets plus 90+ days delinquent	$130,783	$146,088
Impaired Loans	$125,729	$178,754

The composition of non-performing assets plus 90-days delinquent is reflected in the following table.

	September 30,	December 31,
	2010	2009
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$19,324	$41,338
Agricultural production financing and other loans to farmers	635
Real estate loans
Construction	21,809	28,023
Commercial and farm land	59,623	52,795
Residential	29,100	23,404
Individual's loans for household and other personal expenditures	292	184
Other loans		344
Non performing assets plus 90+ days delinquent	$130,783	$146,088

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2010, impaired loans totaled $125,729,000, a decrease of $53,025,000 from December 31, 2009. At September 30, 2010, an allowance for losses was not deemed necessary for impaired loans totaling $85,069,000, as there was no identified loss on these credits. An allowance of $14,889,000 was recorded for the remaining balance of impaired loans of $40,660,000 and is included in our allowance for loan losses.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

At September 30, 2010, the allowance for loan losses was $83,660,000, a decrease of $8,471,000 from year end 2009. As a percent of loans, the allowance was 2.86 percent at September 30, 2010 and 2.81 percent at December 31, 2009. The provision for loan losses for the nine months of 2010 was $39,405,000, a decrease of $56,751,000 from $96,156,000 for the same period in 2009. Specific reserves on impaired loans decreased $11,390,000 from $26,279,000 at December 31, 2009 to $14,889,000 at September 30, 2010.

Net charge offs for the third quarter of 2010 were $13,831,000, a decrease of $610,000 from the same period in 2009. Of this amount, $8,953,000 was made up of seven customer charge offs of more than $500,000.  The three largest relationships that were charged off for the third quarter were $3,433,000, $1,489,000 and $1,479,000. The distribution of the net charge offs for the three and nine months ended September 30, 2010 is reflected in the following table.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Net Charge Offs:
Commercial and industrial loans	$(134)	$13,983
Agricultural production financing and other loans to farmers	366	1,008
Real estate loans
Construction	14	2,845
Commercial and farm land	9,891	22,478
Residential	3,241	6,405
Individual's loans for household and other personal expenditures	453	1,103
Lease financing receivables, net of unearned income		54
Other Loans
Total Net Charge Offs	$13,831	$47,876

The decline in the value of commercial and residential real estate in our market continues to have a negative impact on the underlying collateral value in our commercial, residential, land development and construction loans. Management continually evaluates commercial borrowers by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $517,539,000 at September 30, 2010, an increase of $103,932,000, or 25.1 percent, from December 31, 2009. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity that are maturing in one year or less, totaled $12,663,000 at September 30, 2010. In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources. At September 30, 2010, total borrowings from the FHLB were $92,628,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2010, was $163,544,000.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants. A breach of any of these covenants could result in a default under the Loan Agreement. As of September 30, 2010, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.75%.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at September 30, 2010 are as follows:

September 30,
(Dollars in Thousands)	2010
Amounts of commitments:
Loan commitments to extend credit	$608,926
Standby letters of credit	26,455
$635,381

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at September 30, 2010 are as follows:

(Dollars in Thousands)	2010 Remaining	2011	2012	2013	2014	2015 and after	Total
Operating leases	$590	$2,129	$1,698	$944	$820	$1,061	$7,242
Securities sold under repurchase agreements	85,397		14,250		10,000		109,647
Federal Home Loan Bank advances	9,751	18,931	50,196	230	1,270	12,250	92,628
Subordinated debentures, revolving credit lines and term loans	1,496		78,976			147,042	227,514
Total	$97,234	$21,060	$145,120	$1,174	$12,090	$160,353	$437,031

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

It is our objective to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of our ALM function to provide optimum and stable net interest income. To accomplish this, we use two ALM tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented, and monitored quarterly. We believe that our liquidity and interest sensitivity position at September 30, 2010, is adequate to meet our primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK continued

The comparative rising and falling scenarios below assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In addition, total rate movements (beginning point minus ending point) to each of the various driver rates utilized by us in the base simulation are as follows:

	At September 30, 2010
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(3)
Three-Year CMT	200	0
Five-Year CMT	200	(1)
CD's	200	(61)
FHLB Advances	200	0

Results for the base, rising and falling interest rate scenarios are listed below, based upon our rate sensitive assets and liabilities at September 30, 2010. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations. All results are within the Corporation’s policy limits.

	At September 30, 2010
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$141,773	$145,015	$140,660
Variance from Base		$3,243	$(1,113)
Percent of change from base	0.00%	2.29%	-0.79%
Policy Limit		-5.00%	-2.00%

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2010, and December 31, 2009. Earning assets decreased by $268,218,000 in the nine months ended September 30, 2010.  Federal funds sold decreased $95,954,000, and interest-bearing time deposits increased $40,376,000.  Investments increased by approximately $138,735,000, while loans and loans held for sale decreased by $349,070,000. Excess liquidity mainly created by the decline in the loan portfolio was used to increase the investment securities portfolio.  The three largest loan segments that decreased were commercial and industrial, construction real estate, and residential real estate.

	September 30,	December 31,
(Dollars in Thousands)	2010	2009
Federal funds sold	$6,392	$102,346
Interest-bearing time deposits	114,401	74,025
Investment securities available for sale	517,539	413,607
Investment securities held to maturity	184,313	149,510
Mortgage loans held for sale	15,390	8,036
Loans	2,913,364	3,269,788
Federal Reserve and Federal Home Loan Bank stock	36,271	38,576
Total	$3,787,670	$4,055,888

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

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS.

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

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
(1) Filed herewith.

FIRST MERCHANTS CORPORATION
FORM 10Q

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

First Merchants Corporation
               (Registrant)

Date: November 9, 2010                                        by /s/ Michael C. Rechin
                                                                           Michael C. Rechin
                                                                           President and Chief Executive Officer
                                                                           (Principal Executive Officer)

Date: November 9, 2010                                        by /s/ Mark K. Hardwick
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

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
(1) Filed herewith.

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

Date: November 9, 2010                                        by /s/ Michael C. Rechin
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

Date: November 9, 2010                                        by: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION
FORM 10Q

EXHIBIT-32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of  section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2010                                        by /s/ Michael C. Rechin
Michael C. Rechin
President and
Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

_____________________________________________________

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully  complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2010                                        by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.