Form 10-K
period 2010-12-31
FIRST MERCHANTS CORP
filed 2011-03-16
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________________

FORM 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [  ] No [ ]

Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer[X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $216,452,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010).

As of February 24, 2011 there were 25,864,976 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                                                       Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive                                                   Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 3, 2011

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands, except share data)	2010	2009	2008	2007	2006
Operations1
Net Interest Income Fully Taxable Equivalent (FTE) Basis	$149,434	$159,068	$133,083	$117,247	$114,076
Less Tax Equivalent Adjustment	5,865	5,722	3,699	4,127	3,981
Net Interest Income	143,569	153,346	129,384	113,120	110,095
Provision for Loan Losses	46,483	122,176	28,238	8,507	6,258
Net Interest Income After Provision for Loan Losses	97,086	31,170	101,146	104,613	103,837
Total Other Income	48,544	51,201	36,367	40,551	34,613
Total Other Expenses	142,311	151,558	108,792	102,182	96,057
Income (Loss) Before Income Tax Expense (Benefit)	3,319	(69,187)	28,721	42,982	42,393
Income Tax Expense (Benefit)	(3,590)	(28,424)	8,083	11,343	12,195
Net Income (Loss)	6,909	(40,763)	20,638	31,639	30,198
Gain on Exchange of Preferred Stock to Trust Preferred Debt	10,052
Preferred Stock Dividends and Discount Accretion	(5,239)	(4,979)
Net Income (Loss) Available to Common Stockholders	$11,722	$(45,742)	$20,638	$31,639	$30,198

Per Share Data
Basic Net Income (Loss) Available to Common Stockholders	$0.48	$(2.17)	$1.14	$1.73	$1.64
Diluted Net Income (Loss) Available to Common Stockholders	0.48	(2.17)	1.14	1.73	1.64
Cash Dividends Paid - Common	0.04	0.47	0.92	0.92	0.92
December 31 Book Value - Common	15.11	16.55	18.69	18.88	17.75
December 31 Tangible Book Value - Common	9.21	9.25	10.93	11.60	10.52
December 31 Market Value (Bid Price) - Common	8.86	5.94	22.21	27.84	27.19

Average Balances 1
Total Assets	$4,271,715	$4,674,590	$3,811,166	$3,639,772	$3,371,386
Total Loans 2	3,050,850	3,546,316	3,002,628	2,794,824	2,569,847
Total Deposits	3,337,747	3,603,509	2,902,902	2,752,443	2,568,070
Securities Sold Under Repurchase Agreements (long-term portion)	24,250	24,250	34,250	23,813
Total Federal Home Loan Bank Advances	107,753	243,105	237,791	259,463	234,629
Total Subordinated Debentures, Revolving Credit Lines and Term Loans	126,650	110,826	107,752	104,680	99,456
Total Stockholders' Equity	470,379	477,148	349,594	330,786	319,519

Year-End Balances 1
Total Assets	$4,170,848	$4,480,952	$4,784,155	$3,782,087	$3,554,870
Total Loans 2	2,857,152	3,277,824	3,726,247	2,880,578	2,698,014
Total Deposits	3,268,880	3,536,536	3,718,811	2,884,121	2,750,538
Securities Sold Under Repurchase Agreements (long-term portion)	24,250	24,250	34,250	34,250
Total Federal Home Loan Bank Advances	82,684	129,749	360,217	294,101	242,408
Total Subordinated Debentures, Revolving Credit Lines and Term Loans	226,440	194,790	135,826	115,826	83,956
Total Stockholders' Equity	454,408	463,785	395,903	339,936	327,325

Financial Ratios 1
Return on Average Assets	0.27%	(0.98)	0.54%	0.87%	0.90%
Return on Average Stockholders' Equity	2.49	(9.59)	5.90	9.56	9.45
Average Earning Assets to Total Assets 1	90.42	94.74	72.39	90.15	91.15
Allowance for Loan Losses as % of Total Loans	2.90	2.81	1.33	0.98	0.99
Dividend Payout Ratio	8.33	n/m3	80.70	53.18	56.10
Average Stockholders' Equity to Average Assets	11.01	10.21	9.17	9.09	9.48
Tax Equivalent Yield on Earning Assets	5.32	5.56	6.44	7.10	6.92
Cost of Supporting Liabilities	1.45	1.82	2.60	3.55	3.21
Net Interest Margin on Earning Assets	3.87	3.74	3.84	3.55	3.71

_______________________________

(1) On December 31, 2008, the Corporation acquired 100 percent of the outstanding stock of Lincoln Bancorp, the holding company of Lincoln Bank, which was located in Plainfield, Indiana. Lincoln Bank was a state chartered bank with branches in central Indiana. Lincoln Bancorp was merged into the Corporation and in 2009, Lincoln Bank was ultimately merged into First Merchants Bank, National Association, a subsidiary of the Corporation. The Corporation issued approximately 3,040,415 shares of its common stock at a cost of $19.78 per share and approximately $16.8 million in cash to complete the transaction. As a result of the acquisition, the Corporation has an opportunity to increase its customer base and continue to increase its market share. The purchase had a recorded acquisition price of $77,290,000, including investments of $122,093,000; loans of $628,277,000, premises and equipment of $15,624,000; other assets of $86,091,000; deposits of $655,370,000; other liabilities of $136,280,000 and goodwill of $19,813,000. Additionally, core deposit intangibles totaling $12,461,000 were recognized and will be amortized over ten years. The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of December 31, 2008. The purchase accounting adjustments are being amortized over the life of the respective asset or liability.

(2) Includes loans held for sale.

(3) Not meaningful.

FORWARD-LOOKING STATEMENTS

First Merchants Corporation (the “Corporation”) from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with The Securities and Exchange Commission (“SEC”), such as Form 10-K and Form 10-Q, in other written materials and oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”, “expect” and similar expressions or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions. These forward-looking statements include:

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (“the Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.  The Bank includes seventy-nine banking locations in twenty-three Indiana and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

The Bank services the following Indiana counties: Adams, Brown, Carroll, Clinton, Delaware, Fayette, Hamilton, Hendricks, Henry, Howard, Jasper, Jay, Johnson, Madison, Miami, Montgomery, Morgan, Randolph, Tippecanoe, Union, Wabash, Wayne and White counties. Ohio counties include Butler and Franklin.

Through the Bank, the Corporation offers a broad range of financial services, including accepting time deposits, savings and demand deposits; making consumer, commercial, agri-business and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; providing full-service brokerage; and providing other corporate services, letters of credit and repurchase agreements.

The Corporation also operates First Merchants Insurance Services, Inc., operating as First Merchants Insurance Group, a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana.

In addition, the Corporation operates First Merchants Reinsurance Co. Ltd. (“FMRC”), a small life reinsurance company whose primary business includes short-duration credit life, accidental/health insurance and debt cancellation contracts. Such policies and contracts are purchased by the Corporation’s bank customers to cover the amount of debt incurred by the insured. No policies are issued for loans other than those originated by the Bank. FMRC limits its self-insurance risk to the first $15,000 of exposure under each credit life policy and $350 per month on each accident and health policy. FMRC maintains the same standard for its debt cancellation contracts. FMRC also issues guaranteed asset protection contracts, which are limited to the amount of the loan on these guaranteed asset protection contracts and are issued on loans up to a maximum of $50,000. The total self-insurance exposure for all contracts as of December 31, 2010 totaled $13.2 million.

In September 2010, the consolidation of First Merchants Trust Company, National Association into First Merchants Bank, National Association, was completed.

All inter-company transactions are eliminated during the preparation of consolidated financial statements.

As of December 31, 2010, the Corporation had consolidated assets of $4.2 billion, consolidated deposits of $3.3 billion and stockholders’ equity of $454 million.  As of December 31, 2010, the Corporation and its subsidiaries had 1,178 full-time equivalent employees.

AVAILABLE INFORMATION

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at www.firstmerchants.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These documents can also be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. SEC filings are also available to the public at the Securities and Exchange Commission’s website at http://www.sec.gov. Additionally, the Corporation will also provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Cynthia Holaday, Shareholder Relations, First Merchants Corporation, P.O. Box 792, Muncie, IN 47308-0792.

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

The following are the Corporation’s regulatory capital ratios as of December 31, 2010:

	Corporation	Regulatory Minimum Requirement
Tier 1 risk-based capital ratio	12.82%	4.00%

Total risk-based capital ratio	15.74%	8.00%

BANK REGULATION

The Bank is supervised, regulated and examined by the Office of the Comptroller of the Currency (the “OCC”). The OCC has the authority to issue cease-and-desist orders if it determines that activities of the Bank regularly represent an unsafe and unsound banking practice or a violation of law. Federal law extensively regulates various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

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

The Bank exceeded the minimum risk-based capital guidelines of the OCC as of December 31, 2010.

FDIC IMPROVEMENT ACT OF 1991

The FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks, which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Federal Deposit Insurance Corporation (“FDIC”) has adopted regulations to implement the prompt corrective action provisions of FDICIA.

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

As of December 31, 2010, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the OCC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

The Series A Preferred Stock will qualify as Tier I Capital and will be entitled to cumulative dividends at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter.  The Series A Preferred Stock may be redeemed by the Corporation after three years.  Prior to the end of the three years, the Series A Preferred Stock may be redeemed by the Corporation only with proceeds from the sale of qualifying equity securities of the Corporation.  The Series A Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $17.55 per share of common stock.  Please see the Form 8-K filed by the Corporation on February 23, 2009, for additional information.

On June 30, 2010, the Corporation completed an exchange of 46,400 shares of the Corporation’s Series A Preferred Stock, having a liquidation amount of $1,000 per share and currently held by the Treasury for $46,400,000 in aggregate principal amount of trust preferred securities issued through the Corporation’s wholly owned subsidiary trust, First Merchants Capital Trust III.

The shares of designated preferred stock, which were issued to the Treasury in connection with TARP, will be cancelled.  After the completed exchange, the Treasury continues to hold 69,600 shares of Series A Preferred Stock along with warrants to purchase up to 991,453 shares of the Corporation’s common stock also issued pursuant to TARP.

PART I: ITEM 1. BUSINESS

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES

Troubled Asset Relief Program; Capital Purchase Program continued

The trust preferred securities are perpetual, and pay an annual distribution rate of 5 percent through February 20, 2014, which is the date the dividend rate on the Series A Preferred Stock increases to 9 percent. Upon proper regulatory approval, the shares can be redeemed at any time by the Corporation with 30 days prior notice.  The interest payments will not be tax-deductible. See Note 10. Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is likely to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to various federal agencies implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies through regulatory guidance, the full extent of the impact such requirements will have on the financial services industry, and on operations specifically, is currently unclear. The changes resulting from the Dodd-Frank Act may materially impact the profitability of the Corporation’s business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the business. At a minimum, the Dodd-Frank Act is likely to:

•	increase the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, including higher deposit insurance premiums;
•	limit the Corporation’s ability to raise additional capital through the use of trust preferred securities as new issuances of these securities may no longer be included as Tier 1 capital;
•	reduce the flexibility to generate or originate certain revenue-producing assets based on increased regulatory capital standards; and
•	limit the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

The timing and extent of these increases and limitations will remain unclear until the underlying implementing regulations are promulgated by the applicable federal agencies.  In the interim, the Corporation’s management is currently taking steps to best prepare for the implementation and to minimize the adverse impact on the business, financial condition and results of operation.

On February 7, 2011, the FDIC adopted final rules implementing a portion of the Dodd-Frank Act relating to deposit insurance assessments.  The rules modify the base amount for a financial institution’s insurance assessments from an institution’s insured deposits to the difference between an institution’s daily average consolidated assets and its daily average tangible equity.  The rules also eliminated the requirement that the FDIC provide rebates to institutions on their deposit premiums once the reserve ratio exceeded 1.50 percent.  These new rules become effective on April 1, 2011.

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

When Dodd-Frank became effective, it permanently raised the previous standard maximum deposit insurance amount (“SMDIA") to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. This provision became effective for depositors December 31, 2010.

Temporary Liquidity Guarantee Program

Following a systemic risk determination, on October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Prior to December 31, 2009, institutions participating in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. After December 31, 2009, those institutions that have not opted out of the TAGP extension will be charged an assessment rate ranging from 15 to 25 basis points, depending on the institution’s risk category.  This program was extended to December 31, 2010 and the Bank continued its participation until the program expired on December 31, 2010, when the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective which, in part, permanently raised the previous SMDIA to $250,000.

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

PART I: ITEM 1. BUSINESS

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES

Temporary Liquidity Guarantee Program continued

On March 31, 2009, the Bank completed the issuance and sale of an aggregate of $79,000,000 of 2.625 percent Senior Notes due March 30, 2012 (the "Notes") through a pooled offering under the DGP.  Including the FDIC fee, underwriting, legal and accounting expenses the effective rate will be 3.812 percent. The Notes are issued by the Bank and are not obligations of, or guaranteed by, the Corporation.  In connection with the terms of the TLGP, the Bank entered into a Master Agreement with the FDIC on January 16, 2009. The Master Agreement contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the FDIC’s TLGP.

DIVIDEND LIMITATIONS

National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2010, the Corporation’s affiliates (including the Bank and other affiliates) had a total of $9,987,000 retained net profits available for 2010 dividends to the Corporation without prior regulatory approval.

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

PART I: ITEM 1. BUSINESS

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

Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry, the Corporation or the Bank would be affected.

For example, during the fourth quarter of 2009, the U.S. House of Representatives approved the Wall Street Reform and Consumer Protection Act of 2009 (“H.R. 4173”). As adopted, H.R. 4173 would potentially impact many aspects of the Corporation’s structure and operations. Examples of some of the changes proposed in the H.R. 4173 include (i) amendments to the Federal Deposit Insurance Act to establish deposit assessments on total assets less tangible equity, rather than total deposits; (ii) provisions providing shareholders of public companies to have a non-binding “say on pay” vote; and (iii) the creation of a new federal regulator, the Consumer Financial Protection Agency, with enforcement authority for many of the consumer protection aspects of current statutes and regulations.  The Corporation cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the business may be affected by any new regulation or statute.

PART I: ITEM 1. BUSINESS

STATISTICAL DATA

The following tables set forth statistical data on the Corporation and its subsidiaries.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in thousands)	2010			2009			2008
Assets:
Federal Funds Sold	$21,524	$26	0.1%	$78,641	$118	0.2%	$2,604	$28	1.1%
Interest-bearing Deposits	106,820	381	0.4	77,237	366	0.5	22,576	755	3.3
Federal Reserve and Federal Home Loan Bank Stock	36,338	1,252	3.4	35,487	1,379	3.9	25,425	1,391	5.5
Securities: 1
Taxable	399,721	12,957	3.2	279,130	12,335	4.4	259,013	12,046	4.7
Tax-Exempt 2	247,240	15,965	6.5	228,323	14,750	6.5	151,231	9,010	6.0
Total Securities	646,961	28,922	4.5	507,453	27,085	5.3	410,244	21,056	5.1
Mortgage Loans Held for Sale	11,878	684	5.8	14,220	854	6.0	3,614	268	7.4
Loans: 3
Commercial	2,288,883	130,276	5.7	2,605,060	150,096	5.8	2,248,255	149,988	6.7
Real Estate Mortgage	350,646	19,473	5.6	446,965	26,176	5.9	355,540	22,357	6.3
Installment	380,293	23,637	6.2	458,726	28,490	6.2	371,813	25,771	6.9
Tax-Exempt 2	19,150	792	4.1	21,345	1,597	7.5	23,406	1,558	6.7
Total Loans	3,050,850	174,862	5.7	3,546,316	207,213	5.8	3,002,628	199,942	6.7
Total Earning Assets	3,862,493	205,443	5.3	4,245,134	236,161	5.6	3,463,477	223,172	6.4
Net Unrealized Gain (Loss) on Securities Available for Sale	14,245			922			1,383
Allowance for Loan Losses	(87,058)			(71,909)			(32,383)
Cash and Due from Banks	56,635			72,118			75,553
Premises and Equipment	53,870			58,559			44,601
Other Assets	371,530			369,766			258,535
Total Assets	$4,271,715			$4,674,590			$3,811,166
Liabilities:
Interest-bearing Deposits:
NOW Accounts	$755,793	$3,300	0.4%	$699,738	$3,606	0.5%	$527,993	$5,526	1.0%
Money Market Deposit Accounts	467,313	2,520	0.5	431,534	3,550	0.8	276,579	3,954	1.4
Savings Deposits	285,760	812	0.3	301,261	1,219	0.4	274,320	2,075	0.8
Certificates and Other Time Deposits	1,295,367	33,244	2.6	1,686,844	50,016	3.0	1,445,843	56,026	3.9
Total Interest-bearing Deposits	2,804,233	39,876	1.4	3,119,377	58,391	1.9	2,524,735	67,581	2.7
Borrowings	427,242	16,133	3.8	567,607	18,702	3.3	528,397	22,508	4.3
Total Interest-bearing Liabilities	3,231,475	56,009	1.7	3,686,984	77,093	2.1	3,053,132	90,089	3.0
Noninterest-bearing Deposits	533,514			484,132			378,167
Other Liabilities	36,347			26,326			30,273
Total Liabilities	3,801,336			4,197,442			3,461,572
Stockholders' Equity	470,379			477,148			349,594
Total Liabilities and Stockholders' Equity	$4,271,715	56,009	1.5	$4,674,590	77,093	1.8	$3,811,166	90,089	2.6
Net Interest Income		$149,434			$159,068			$133,083
Net Interest Margin			3.9%			3.7%			3.8%

_______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2010, 2009 and 2008. These totals equal $5,865, $5,722 and $3,699, respectively.

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

	2010 Compared to 2009 Increase (Decrease) Due To			2009 Compared to 2008 Increase (Decrease) Due To			2008 Compared to 2007 Increase (Decrease) Due To
(Dollars in thousands on fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Federal Funds Sold	$(73)	$(19)	$(92)	$134	$(44)	$90	$(30)	$(114)	$(144)
Interest-bearing Deposits	119	(104)	15	670	(1,059)	(389)	468	(295)	173
Federal Reserve and Federal Home Loan Bank Stock	32	(159)	(127)	458	(470)	(12)	65	27	92
Securities	6,686	(4,849)	1,837	5,160	869	6,029	(3,362)	599	(2,763)
Mortgage Loans Held for Sale	(136)	(34)	(170)	646	(60)	586	(197)	(84)	(281)
Loans	(28,329)	(3,852)	(32,181)	32,919	(26,234)	6,685	15,017	(23,782)	(8,765)
Totals	(21,701)	(9,017)	(30,718)	39,987	(26,998)	12,989	11,961	(23,649)	(11,688)
Interest Expense:
NOW Accounts	274	(580)	(306)	1,441	(3,361)	(1,920)	778	(6,286)	(5,508)
Money Market Deposit Accounts	275	(1,305)	(1,030)	1,680	(2,084)	(404)	835	(4,529)	(3,694)
Savings Deposits	(60)	(347)	(407)	187	(1,043)	(856)	171	(2,700)	(2,529)
Certificates and other Time Deposits	(10,619)	(6,153)	(16,772)	8,428	(14,438)	(6,010)	1,788	(12,397)	(10,609)
Borrowings	(5,050)	2,481	(2,569)	1,577	(5,383)	(3,806)	674	(5,858)	(5,184)
Totals	(15,180)	(5,904)	(21,084)	13,313	(26,309)	(12,996)	4,246	(31,770)	(27,524)
Change in Net Interest Income (Fully Taxable Equivalent Basis)	$(6,521)	$(3,113)	$(9,634)	$26,674	$(689)	$25,985	$7,715	$8,121	$15,836
Tax Equivalent Adjustment Using Marginal Rate of 35% for 2010, 2009, and 2008			(143)			(2,023)			428
Change in Net Interest Income			$(9,777)			$23,962			$16,264

INVESTMENT SECURITIES

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. However, certain purchased beneficial interest, including certain non-agency mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10, Investments - Other.

In determining OTTI under ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not, will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of OTTI recognized in the income statement depends on whether the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss. If the intent is to sell or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date. If the intent is not to sell the security and it is not more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis less any recognized credit loss, the OTTI has been separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors has been recognized in other comprehensive income, net of applicable income taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment as of December 31, 2010.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. The Corporation currently holds five trust preferred pool securities and one single issuer security.  Such investments have an amortized cost of $5.8 million and a fair value of $151,000, which is only 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized broker quotes to determine their fair value.

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

During 2010, management reviewed all six trust preferred pool securities and one single issuer security for OTTI related to credit losses using a cash flow analysis of the present value of cash flows expected to be collected.  These cash flow analyses included forecasted loss rates applied at an individual security level based upon the characteristics of that individual security.  As a result of the cash flow modeling during 2010, one of the trust preferred pool securities was written off and the remaining five securities were partially impaired as a result of expected credit losses. Of these five partially impaired securities, remaining book values represent between 36 percent and 81 percent of par value.  Discount rates used in the cash flow analyses on these variable rate securities were those margins in effect at the inception of the security added to the appropriate three-month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. These spreads ranged from .85 percent to 1.57 percent spread over LIBOR.

In determining the fair value of the trust preferred securities, the Corporation utilizes a third party for portfolio accounting services, including market value input.  The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor was classifying these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are proper.  The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.

See additional information regarding the analysis of the investment portfolio in NOTE 4. Investment Securities, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
U.S. Government-sponsored agency securities	$600	$16		$616
State and Municipal	233,622	7,108	$740	239,990
Mortgage-backed securities	293,311	4,293	2,287	295,317
Corporate obligations	5,856		5,674	182
Equity securities	3,265			3,265
Total available for sale	536,654	11,417	8,701	539,370
Held to maturity at December 31, 2010
U.S. Treasury
State and Municipal	10,070	389	5	10,454
Mortgage-backed securities	277,357	2,064	3,605	275,816
Total held to maturity	287,427	2,453	3,610	286,270
Total Investment Securities	$824,081	$13,870	$12,311	$825,640

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
U.S. Government-sponsored agency securities	$4,350	$56		$4,406
State and Municipal	236,933	9,307	$9	246,231
Mortgage-backed securities	154,488	2,321	831	155,978
Corporate obligations	9,585	310	4,733	5,162
Equity securities	1,830			1,830
Total available for sale	407,186	11,994	5,573	413,607
Held to maturity at December 31, 2009
U.S. Treasury
State and Municipal	15,990	327	13	16,304
Mortgage-backed securities	133,520		2,488	131,032
Total held to maturity	149,510	327	2,501	147,336
Total Investment Securities	$556,696	$12,321	$8,074	$560,943

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2008
U.S. Government-sponsored Agency Securities	$15,451	$218		$15,669
State and Municipal	156,426	3,220	$107	159,539
Mortgage-backed securities	265,820	4,472	215	270,077
Corporate obligations	19,822		8,978	10,844
Equity securities	3,507			3,507
Total available for sale	461,026	7,910	9,300	459,636
Held to maturity at December 31, 2008
U.S. Treasury	11,675		1	11,674
State and Municipal	10,666	93	264	10,495
Mortgage-backed securities	7			7
Total held to maturity	22,348	93	265	22,176
Total Investment Securities	$483,374	$8,003	$9,565	$481,812

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

	2010		2009		2008
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Reserve and Federal Home Loan Bank Stock at December 31:
Federal Reserve Bank Stock	$13,522	6.0%	$13,432	6.0%	$9,276	6.0%
Federal Home Loan Bank Stock	20,362	1.6%	25,144	2.5%	25,043	4.3
Total	$33,884	3.3%	$38,576	3.7%	$34,319	4.7%

Federal Reserve and Federal Home Loan Bank stock have been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continues to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2010, 2009 or 2008 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2010 were:

Securities available for sale December 31, 2010	Within 1 Year		1-5 Years		5-10 Years
(Dollars in thousands)	Amount	Yield 1	Amount	Yield 1	Amount	Yield 1
U.S. Government-sponsored Agency Securities	$504	0.26%			$112	0.01%
State and Municipal	6,928	5.23%	$19,186	6.18%	49,408	6.20%
Corporate obligations			31	0.00%
Total	$7,432	5.49%	$19,217	6.18%	$49,520	6.21%

	Due After Ten Years		Equity and Mortgage - Backed Securities		Total
(Dollars in thousands)	Amount	Yield 1	Amount	Yield 1	Amount	Yield 1
U.S. Government-sponsored Agency Securities					$616	0.22%
State and Municipal	$164,468	6.44%			239,990	6.34%
Marketable Equity Securities			$3,265	5.97%	3,265	5.97%
Corporate obligations	151	0.00%			182	0.00%
Mortgage-backed securities			295,317	5.87%	295,317	5.87%
Total	$164,619	6.44%	$298,582	5.87%	$539,370	6.07%

Securities held to maturity at December 31, 2010	Within 1 Year		1-5 Years		5-10 Years
(Dollars in thousands)	Amount	Yield 1	Amount	Yield 1	Amount	Yield 1
State and Municipal	$1,548	5.48%	$1,065	4.79%	$3,348	6.42%
Total	$1,548	5.48%	$1,065	4.79%	$3,348	6.42%

	Due After Ten Years		Equity and Mortgage - Backed Securities		Total
(Dollars in thousands)	Amount	Yield 1	Amount	Yield 1	Amount	Yield 1
State and Municipal	$4,109	8.10%			$10,070	6.79%
Mortgage-backed securities			$277,357	5.85%	277,357	5.85%
Total	$4,109	8.10%	$277,357	5.85%	$287,427	5.88%

_______________________________

(1) Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 35% tax rate.

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment Securities at December 31, 2010
State and Municipal	$31,796	$(745)			$31,796	$(745)
Mortgage-backed securities	229,441	(5,892)	$154		229,595	(5,892)
Corporate obligations			151	$(5,674)	151	(5,674)
Total Temporarily Impaired Investment Securities	$261,237	$(6,637)	$305	$(5,674)	$261,542	$(12,311)

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment Securities at December 31, 2009:
State and Municipal	$7,813	$(20)	$138	$(2)	$7,951	$(22)
Mortgage-backed securities	171,779	(3,319)			171,779	(3,319)
Corporate obligations	1,125	(656)	1,183	(4,077)	2,308	(4,733)
Total Temporarily Impaired Investment Securities	$180,717	$(3,995)	$1,321	$(4,079)	$182,038	$(8,074)

LOAN PORTFOLIO

The following table shows the composition of the Corporation’s loan portfolio for the years indicated:

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and Industrial Loans	$530,322	18.7%	$675,860	20.7%	$904,646	24.3%	$662,701	23.0%	$537,305	20.0%
Agricultural Production Financing and Other Loans to Farmers	95,516	3.4%	121,031	3.7%	135,099	3.6%	114,324	4.0%	100,098	3.7%
Real Estate Loans:
Construction	106,615	3.8%	158,725	4.9%	252,487	6.8%	165,425	5.8%	169,491	6.3%
Commercial and Farm Land	1,229,037	43.3%	1,276,164	39.0%	1,230,442	33.1%	963,657	33.5%	875,852	32.5%
Residential	724,020	25.5%	841,584	25.7%	956,245	25.7%	744,627	25.9%	749,921	27.9%
Individuals' Loans for Household and Other Personal Expenditures	115,295	4.1%	154,132	4.7%	201,632	5.4%	187,880	6.5%	223,504	8.3%
Lease Financing Receivables, Net of Unearned Income	5,157	0.2%	7,135	0.2%	8,996	0.2%	8,351	0.3%	8,010	0.3%
Other Loans	29,721	1.0%	35,157	1.1%	32,405	0.9%	29,878	1.0%	28,420	1.0%
	2,835,683	100.0%	3,269,788	100.0%	3,721,952	100.0%	2,876,843	100.0%	2,692,601	100.0%
Allowance for Loan Losses	(82,977)		(92,131)		(49,543)		(28,228)		(26,540)
Total Loans	$2,752,706		$3,177,657		$3,672,409		$2,848,615		$2,666,061

Residential Real Estate Loans Held for Sale at December 31, 2010, 2009, 2008, 2007 and 2006 were $21,469,000, $8,036,000, $4,295,000, $3,735,000 and $5,413,000, respectively.

Overview- In 2010, loans decreased $434,105,000, or 13.3 percent. During 2009, continued real estate value declines and economic stress impacted the commercial and real estate portfolios where the Corporation experienced higher levels of losses. Broad-based economic pressures, including reductions in spending by consumers and businesses, have also impacted other credit quality indicators, such as delinquency, non-accruing loans and charge offs. In 2010, the real estate declines lessened in severity as evidence of some stabilization was observed.  As in 2009, businesses continued to aggressively manage their working capital and production capacity by maintaining lower inventories and deferring capital spending. This was a contributing factor to the decline in loan balances in 2010. Lastly, risk mitigation strategies along with the exit of non-core portfolios further contributed to the decline in outstanding loan balances.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial, commercial real estate and residential real estate loans. Commercial and industrial loans made up 18.7 percent and 20.7 percent of total loans at December 31, 2010 and 2009. Commercial real estate loans made up 43.3 percent and 39.0 percent of total loans and residential real estate loans made up 25.5 percent and 25.7 percent of total loans at December 31, 2010 and 2009, respectively. The Bank generates loans from customers primarily in central Indiana, and Butler and Franklin counties in Ohio.

Year-end total loans increased $845,109,000, or 29.4 percent, during 2008 primarily due to the acquisition of Lincoln Bancorp with loans of $636,956,000 at December 31, 2008 compared to 2007 and increased $184,242,000, or 6.8 percent, during 2007 compared to 2006.

PART I: ITEM 1. BUSINESS

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2010. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

(Dollars in thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and Industrial Loans	$282,233	$181,251	$66,838	$530,322
Agricultural Production Financing and Other Loans to Farmers	76,978	17,363	1,175	95,516
Real Estate - Construction	74,390	30,283	1,942	106,615
Real Estate - Commercial and Farm Land	442,344	597,447	189,246	1,229,037
Other Loans	18,034	11,583	104	29,721
Total	$893,979	$837,927	$259,305	$1,991,211

(Dollars in thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans Maturing After One Year with:
Fixed Rate	$432,264	$246,592
Variable Rate	405,663	12,713
Total	$837,927	$259,305

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and impaired loans for the years indicated:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-Performing Assets:
Non-accrual loans	$90,591	$118,409	$87,546	$29,031	$17,926
Renegotiated loans	7,139	8,833	130	145	84
Non-performing loans (NPL)	97,730	127,242	87,676	29,176	18,010
Real estate owned and repossessed assets	20,927	14,879	18,458	2,573	2,159
Non-performing assets (NPA)	118,657	142,121	106,134	31,749	20,169
90+ days delinquent and still accruing	1,330	3,967	5,982	3,578	2,870
NPAs & 90+ days delinquent	$119,987	$146,088	$112,116	$35,327	$23,039
Impaired Loans	$116,204	$178,754	$206,126	$86,949	$60,320
Loans are reclassified to a nonaccruing status when in management’s judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Renegotiated loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower, because of deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

Interest income of $2,852,000 for the year ended December 31, 2010, was recognized on the nonaccruing and renegotiated loans listed in the table above, whereas interest income of $9,560,000 would have been recognized under their original loan terms.

In years prior to 2009, the Corporation globally included all classified loans, including substandard, doubtful and loss credits in impaired loans.  At December 31, 2009, management refined the definition of impaired loans to be more specific and include all non-accrual loans, renegotiated loans, as well as substandard, doubtful and loss grade loans that were deemed impaired according to guidance set forth in ASC 310, Receivables.  A loan is deemed impaired when, based on current information or events; it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  At December 31, 2010, impaired loans totaled $116,204,000.  A specific allowance for losses was not deemed necessary for a subset of impaired loans totaling $76,317,000, but a specific allowance of $13,914,000 was recorded for the remaining balance of $39,887,000 and is included in the Corporation’s allowance for loan losses at December 31, 2010.  The average balance of the total aforementioned impaired loans for 2010 was $175,013,000.

Potential problem loans:

In addition to the impaired loans discussed above, management has also identified loans totaling $230,150,000 as of December 31, 2010 that are deemed to be criticized, but not impaired.  These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A criticized loan is a loan in which there are concerns as to the borrower’s ability to comply with present repayment terms.

The Bank generates commercial, mortgage and consumer loans from customers located primarily in central Indiana, and Butler and Franklin counties in Ohio. The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance for Loans Losses:
Balance at January 1	$92,131	$49,543	$28,228	$26,540	$25,188
Charge Offs:
Commercial 1	22,832	42,147	7,475	2,403	1,345
Commercial Real Estate 2	32,823	34,775	6,580	2,186	698
Consumer	2,426	3,770	3,018	1,845	1,528
Residential	9,437	8,491	5,536	2,123	2,915
Finance Leases	54	411	17	-	24
Total Charge offs	67,572	89,594	22,626	8,557	6,510
Recoveries:
Commercial 3	6,750	5,248	1,354	551	291
Commercial Real Estate 4	1,420	993	3,435	410	315
Consumer	938	1,015	1,002	437	450
Residential	2,827	701	1,233	340	548
Finance Leases	-	9	-	-	-
Total Recoveries	11,935	7,966	7,024	1,738	1,604
Net Charge offs	55,637	81,628	15,602	6,819	4,906
Provisions for Loan Losses	46,483	122,176	28,238	8,507	6,258
Adjustment Related to Acquisition	-	2,040	-	-	-
Allowance Acquired in Acquisition	-	-	8,679	-	-
Balance at December 31	$82,977	$92,131	$49,543	$28,228	$26,540

Ratio of Net Charge offs During the Period to Average Loans Outstanding During the Period	1.82%	2.30%	0.52%	0.24%	0.19%

The adjustment related to acquisition in the table above totaling $2,040,000 was an adjustment to the carrying amount of Goodwill resulting from the continued evaluation of the credit quality of Lincoln Bank’s acquired loan portfolio in accordance with ASC 805, Business Combinations.  In the first quarter 2009, immediately following the acquisition of Lincoln, further analysis of the loan portfolio identified certain loans that were determined to have a lower fair value than was originally identified.

See the information regarding the analysis of loan loss experience in the “Provision/Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Allocation of the Allowance for Loan Losses

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of December 31, 2010, 2009, 2008, 2007 and 2006.

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$32,508	23.1%	$48,771	25.5%	$16,368	28.8%	$7,928	28.0%	$5,483	24.7%
Commercial Real Estate	36,341	47.1%	30,188	43.9%	14,408	39.8%	7,211	39.3%	2,846	38.8%
Consumer	3,622	4.1%	2,242	4.7%	6,608	5.5%	6,086	6.5%	6,229	8.3%
Residential	10,408	25.5%	10,751	25.7%	12,122	25.7%	7,003	25.9%	11,884	27.9%
Finance Leases	98	0.2%	179	0.2%	37	0.2%	-	0.3%	98	0.3%
Totals	$82,977	100.0%	$92,131	100.0%	$49,543	100.0%	$28,228	100.0%	$26,540	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  As of December 31, 2010, the only concentrations, as segregated by North American Industry Classification System (“NAICS code”), of commercial loans within a single industry in excess of 10 percent of total loans were Lessors of Nonresidential Buildings at 12.5 percent and Lessors of Residential Buildings and Dwellings at 11.0 percent.

_______________________________

(1) Category includes the charge offs for commercial and industrial, tax-exempt loans and agricultural production financing and other loans to farmers.

(2) Category includes the charge offs for construction, commercial and farm land.

(3) Category includes the recoveries for commercial and industrial, loans to financial institutions, tax-exempt loans and agricultural production financing and other loans to farmers.

(4) Category includes the recoveries for construction, commercial and farm land.

PART I: ITEM 1. BUSINESS

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

Provision for Loan Losses

In banking, loan losses are one of the costs of doing business. Although Bank management emphasizes the early detection and charge off of loan losses, it is inevitable that certain losses, which have not been specifically identified, exist in the portfolio. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the established allowance. Over time, all net loan losses are charged to earnings. During the year, an estimate of the loss experience for the year serves as a starting point in determining the appropriate level of the provision. Based on management’s judgment as to the appropriate level of the allowance for loan losses the amount actually provided in any period may be greater or less than net loan losses for the same period. The determination of the provision in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. See additional information in the “Provision/Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

(Dollars in thousands)	2010	2009	2008
As of, and for the Year ending December 31:
Impaired Loans with an Allowance	$39,887	$67,051	$25,397
Impaired Loans for which the Discounted Cash Flows or Collateral Value Exceeds the Carrying Value of the Loan	76,317	111,703	180,729
Total Impaired Loans	$116,204	$178,754	$206,126

Total Impaired Loans as a Percent of Total Loans	4.10%	5.47%	5.53%
Allowance for Impaired Loans (Included in the Corporation's Allowance for Loan Losses)	$13,914	$26,279	$9,790
Average Balance of Impaired Loans	175,013	236,669	229,608
Interest Income Recognized on Impaired Loans	4,651	7,238	8,078
Cash Basis Interest Included Above	2,852	2,567	997

See additional information in the “Provision/Allowance for Loan Losses” section of Management's Discussion and Analysis of Financial Condition and Results of Operations included at Item 7 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

DEPOSITS

The average balances, interest income and expense and average rates on deposits for the years ended December 2010, 2009 and 2008 are presented within the "Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and Interest Differential" table on page 11 of this Form 10-K.

As of December 31, 2010, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of Deposit and Other Time Deposits	$91,340	$89,958	$63,884	$89,566	$334,748
Percent	27%	27%	19%	27%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within the “Five – Year Summary of Selected Financial Data” on page 3 of this Annual Report on Form 10-K.

SHORT-TERM BORROWINGS

(Dollars in thousands)	2010	2009	2008
Balance at December 31:
Securities Sold Under Repurchase Agreements (Short-term Portion)	$85,621	$101,437	$88,061
Federal Home Loan Bank Advances (Short-term Portion)	18,930	45,850	137,015
Total Short-term Borrowings	$104,551	$147,287	$225,076

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to short-term borrowings is summarized below:

(Dollars in thousands)	2010	2009	2008
Weighted Average Interest Rate on Outstanding Balance at December 31:
Securities Sold Under Repurchase Agreements (Short-term Portion)	0.5%	0.5%	0.3%
Federal Home Loan Bank Advances (Short-term Portion)	4.9	4.9	4.7
Total Short-term Borrowings	1.3%	1.9%	3.0%
Weighted Average Interest Rate During the Year:
Securities Sold Under Repurchase Agreements (Short-term Portion)	0.7%	1.0%	1.7%
Federal Home Loan Bank Advances (Short-term Portion)	5.4	4.7	3.2
Federal Funds Purchased	0.5	0.1	2.5
Total Short-term Borrowings	2.0%	2.2%	2.6%
Highest Amount Outstanding at Any Month End During the Year:
Securities Sold Under Repurchase Agreements (Short-term Portion)	$93,321	$103,352	$88,061
Federal Home Loan Bank Advances (Short-term Portion)	47,854	104,946	234,224
Federal Funds Purchased	7,746	58,110	151,356
Total Short-term Borrowings	$148,921	$266,408	$473,641
Average Amount Outstanding During the Year:
Securities Sold Under Repurchase Agreements (Short-term Portion)	$83,323	$92,931	$65,556
Federal Home Loan Bank Advances (Short-term Portion)	33,154	65,716	116,560
Federal Funds Purchased	1,125	26,995	73,956
Total Short-term Borrowings	$117,602	$185,642	$256,072

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

The capital and credit markets have been experiencing volatility and disruption for the last couple of years, reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength.

EESA, which established TARP, was signed into law in October 2008. As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed ARRA, as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Corporation’s business, financial condition, results of operations, access to credit or the trading price of common shares.

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

●	The Corporation’s business and financial results are significantly affected by general business and economic conditions.

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

●	Changes in the domestic interest rate environment could reduce the Corporation’s net interest income.

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

●	Changes in the laws, regulations and policies governing banks and financial services companies could alter the Corporation’s business environment and adversely affect operations.

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

PART I: ITEM 1A. AND ITEM 1B.

INDUSTRY AND CORPORATE RISK FACTORS continued

The Corporation cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any regulations would have on the Corporation’s financial condition or results of operations.  See a description of recent legislation in the “Legislature and Regulatory Initiatives to Address Financial and Economic Crises” section of Item 1: Business of this Annual Report on Form 10-K.

●	The banking and financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Corporation’s financial results.

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

●	Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Geopolitical conditions may also affect the Corporation’s earnings. Acts or threats of terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions.

●	The Corporation’s allowance for loan losses may not be adequate to cover actual losses.

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

●	The Corporation may suffer losses in its loan portfolio despite its underwriting practices.

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

●	The Corporation faces operational risks because the nature of the financial services business involves a high volume of transactions.

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

●	A natural disaster could harm the Corporation’s business.

Natural disasters could harm the Corporation’s operations directly through interference with communications, as well as through the destruction of facilities and operational, financial and management information systems. These events could prevent the Corporation from gathering deposits, originating loans and processing and controlling its flow of business.

PART I: ITEM 1A. AND ITEM 1B.

INDUSTRY AND CORPORATE RISK FACTORS continued

●	The Corporation faces systems failure risks as well as security risks, including “hacking” and “identity theft”.

The computer systems and network infrastructure the Corporation uses could be vulnerable to unforeseen problems. The Corporation’s operations are dependent upon the ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in operations could adversely affect the business and financial results. In addition, computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.

●	The Corporation relies on dividends from its subsidiaries for its liquidity needs.

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

●	The Corporation’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

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

●	A write-down of all or part of the Corporation’s goodwill could materially reduce its net income and net worth.

At December 31, 2010, the Corporation had over $141 million of goodwill recorded on its consolidated balance sheet. Under ASC 340-20, Other Assets and Deferred Costs, “Goodwill” the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

●	Changes in accounting standards could materially impact the Corporation’s financial statements.

From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of the Corporation’s financial statements. These changes can be hard to predict and can materially impact how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively; resulting in the restating of prior period financial statements.

●	Significant legal actions could subject the Corporation to substantial uninsured liabilities.

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

PART I: ITEM 1A. AND ITEM 1B.

INDUSTRY AND CORPORATE RISK FACTORS continued

●	Negative publicity could damage the Corporation’s reputation and adversely impact its business and financial results.

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

●	Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

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

●	The Corporation may not be able to pay dividends in the future in accordance with past practice.

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

●	The Corporation’s stock price can be volatile.

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

The Bank conducts business through numerous facilities owned and leased.  Of the seventy-nine banking offices operated by the Bank, fifty-six are owned and twenty-three are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2010 was $52,450,000.

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

ITEM 4. [RESERVED].

SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions with the Corporation and the Bank of all executive officers of the Corporation and all persons chosen to become executive officers are listed below. The officers are elected by the Board of Directors of the Corporation for a term of one year or until the election of their successors. There are no arrangements between any officer and any other person pursuant to which he was selected as an officer.

Michael C. Rechin, 52, President and Chief Executive Officer, Corporation
Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 40, Executive Vice President and Chief Financial Officer, Corporation
Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 45, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 for National City Corp;  Executive Vice President and Chief Credit Officer for National City Bank of Indiana from December 2002 to December 2006.

Jami L. Bradshaw, 48, Senior Vice President and Chief Accounting Officer, Corporation
Senior Vice President and Chief Accounting Officer of the Corporation since May 2007; Vice President and Corporate Controller of the Corporation from 2006 to May 2007; and Assistant Vice President and Assistant Controller of the Corporation from 2002 to 2006.

Robert R. Connors, 61, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since January 2006; Senior Vice President of Operations and Technology of the Corporation from August 2002 to January 2006.

Kimberly J. Ellington, 51, Senior Vice President and Director of Human Resources, Corporation
Senior Vice President and Director of Human Resources of the Corporation since 2004; Vice President and Director of Human Resources of the Corporation from 1999 to 2004.

Jeffrey B. Lorentson, 47, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

John J. Martin, 44, Senior Vice President and Chief Credit Officer, Corporation
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

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the SNL Bank $1B - $5B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2005 and tracks it through December 31, 2010.

Total Return Performance
Index Value
150
125
100
75
50
25
0
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
First Merchants Corporation
Russell 2000
SNL Bank $1B-$5B

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Merchants Corporation	100.00	108.47	90.75	96.23	27.29	40.91
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.

STOCK INFORMATION

	Price Per Share
	HIGH		LOW		Dividends Declared 1
Quarter	2010	2009	2010	2009	2010	2009
First Quarter	$6.96	$23.43	$5.26	$7.36	$0.01	$0.23
Second Quarter	9.42	13.25	7.09	7.75	0.01	0.08
Third Quarter	9.07	8.86	7.37	6.45	0.01	0.08
Fourth Quarter	9.11	7.09	7.34	5.00	0.01	0.08

The table above lists per share prices and dividend payments during 2010 and 2009. Prices are as reported by the National Association of Securities Dealers Automated Quotation – Global Select Market System.

Numbers rounded to nearest cent when applicable.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 24, 2011, the number of shares outstanding was 25,864,976. There were 3,758 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to the Corporation's purchases of its equity securities during the quarter ended December 31, 2010, as follows2:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs1	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs2
October, 2010	0	$0	0	0
November, 2010	0	0	0	0
December, 2010	82	8.86	0	0

_______________________________

(1) The “Dividend Limitations” section of “Business” included as Item 1 of this Annual Report on Form 10-K, the “Capital” and “Liquidity” sections of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and Note 15 to the Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K include discussions regarding dividend restrictions.

(2) The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

PART II: ITEM 5. AND ITEM 6.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Stockholders	1,045,217	$23.00	1,036,675 1
Equity Compensation Plans Not Approved by Stockholders 2	16,212	23.33	439,259
Total	1,061,429	$23.01	1,475,934 1

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data is presented within the “Five – Year Summary of Selected Financial Data” on page 3 of this Annual Report on Form 10-K.

_______________________________

(1) This number does not include shares remaining available for future issuance under the 2009 Long-term Equity Incentive Plan, which was approved by the Corporation’s shareholders at the 2009 annual meeting.  The aggregate number of shares that are available for grants under that Plan in any calendar year is equal to the sum of: (a) 1% of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year; plus (b) the number of shares that were available for grants, but not granted, under the Plan in any previous year; but in no event will the number of shares available for grants in any calendar year exceed 1 ½ percent of the number of common shares of the Corporation outstanding as of the last day of the preceding calendar year.  The 2009 Long-term Equity Incentive Plan will expire in 2019.

(2) The only plan reflected above that was not approved by the Corporation’s stockholders relates to certain First Merchants Corporation Stock Option Agreements (“Agreements”).  These Agreements provided for non-qualified stock options of the common stock of the Corporation, awarded between 1995 and 2002 to each director of First Merchants Bank, National Association (“First Merchants”) who, on the date of the grants:  (a) were serving as a director of First Merchants; (b) were not an employee of the Corporation, First Merchants, or any of the Corporation’s other affiliated banks or the non-bank subsidiaries; and (c) were not serving as a director of the Corporation.  The exercise price of the shares was equal to the fair market value of the shares upon the grant of the option.  Options became 100 percent vested when granted and are fully exercisable six months after the date of the grant, for a period of ten years.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of the Corporation’s significant accounting policies, see Note 1. Nature of Operations and Summary of Significant Accounting Policies and to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional detail.

On July 1, 2009, the Accounting Standards Codification (“ASC”) became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

RESULTS OF OPERATIONS – 2010

As of December 31, 2010, total assets equaled $4.2 billion, a decrease of $310 million from December 31, 2009.  Loans and investments, the Corporation’s primary earning assets, totaled $3.7 billion, a decrease of $157 million from the prior year.  While loans decreased $421 million, investment securities increased $264 million.  As loan demand declined and deposits increased, the excess liquidity was used to strategically reduce higher paying term deposit liabilities and borrowings such as Federal Home Loan Bank advances and brokered certificates of deposit by $400 million.  Details of these changes are included within the “EARNING ASSETS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Taxes, both current and deferred, decreased in 2010 by $19 million.  The decrease is due to the receipt of $17.6 million in refunds and timing differences associated with the deductibility of the provision for loan losses, pensions, and other employee benefits.   Details of the change is discussed within the “INCOME TAX” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Net income available to stockholders was $11.7 million, or $0.48 per fully diluted common share, an increase of $57.5 million from 2009.

The Corporation’s allowance for loan losses totaled $83 million as of year end 2010.  The allowance now provides 91.6 percent coverage of all non-accrual loans and 2.90 percent of total loans.  Provision expense for the year declined from $122.2 million in 2009 to $46.5 million in 2010 as net charge offs also declined during the year from $81.6 million to $55.6 million.

Net Interest Margin

Net interest margin is the primary source of earnings.  It is a function of net interest income and the level of average earning assets. Net interest margin expanded during 2010 by 13 basis points, from 3.74 percent to 3.87 percent of earning assets.  Asset yields declined 24 basis points and the cost of supporting liabilities declined 37 basis points.  Net interest income totaled $143.6 million in 2010, a decline of $9.7 million from the full year 2009 results of $153.3 million. Details of the net interest income are discussed within the “NET INTEREST INCOME” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Non-Interest Income

Non-interest income decreased $2.7 million in 2010 compared to 2009.  The sale of investment securities in 2010 resulted in net gains of $3,406,000, which was $7,735,000 less than the net gains for the same period in 2009. Net other-than-temporary impairment charges of $1,544,000, recognized on pooled trust preferred investments in 2010, was $5,185,000 less than the amount recognized in 2009. Service charges declined $1,845,000 from 2009 to 2010 due to a decrease in fee income for overdrafts and returned items.  Increases to non-interest income included; 1) an increase in interchange income of $1,192,000, due to an increase in electronic card transactions, and 2) increased cash surrender value of bank owned life insurance (BOLI) of $484,000, due to improved market conditions.

Non-Interest Expenses

Non-interest expenses decreased $9.2 million, in 2010 compared to 2009.  Salaries and employee benefits decreased $3,072,000, or 4.0 percent, due to cost savings realized after the Lincoln Bank acquisition in 2009 and other staff reductions.  During 2009, pre-payment penalties of $1.9 million were realized as FHLB borrowings were strategically reduced. FDIC expense decreased $2,273,000 due to the special assessment that occurred in 2009 offset by increasing rates in 2010.  Processing expense decreased $1,093,000 due to one-time expenses incurred in 2009 related to the consolidation of the core systems after the Lincoln Bank acquisition.  Core deposit intangible amortization related to prior acquisitions decreased $388,000, or 7.6 percent. Offsetting these reductions was $2.6 million in increased OREO and credit related expenses.

Income Tax Benefit

The income tax benefit in 2010 was $3,590,000 on pre-tax income of $3,319,000.  This benefit is the result of high tax-exempt interest income on investment securities and loans.  For the same period in 2009, the income tax benefit was $28,424,000 on a pre-tax loss of $69,187,000.   Additional details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – 2009

As of December 31, 2009, total assets equaled $4.5 billion, a decrease of $303 million from December 31, 2008.  Loans and investments, the Corporation’s primary earning assets, totaled $3.8 billion, a decrease of $367 million from prior year.  Loans decreased by $448 million, while investment securities increased by $81 million.  As loan balances declined and core deposits grew, the Corporation reduced its outstanding wholesale borrowings and increased the size of the investment portfolio.  Details of these changes are included within the “EARNING ASSETS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Net Interest Margin

Net interest margin is the primary source of earnings.  It is a function of net interest income and the level of average earning assets.  Net interest margin contracted by 10 basis points from 3.84 percent in 2008 to 3.74 percent in 2009, and average earning assets increased $781.7 million.  The Lincoln acquisition accounted for an increase of $792 million in assets, which has been offset by a decline in loan receivables due to the current economic conditions.  Details of the net interest income are discussed within the “NET INTEREST INCOME” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Non-Interest Income

Non-interest income increased $14.8 million in 2009 compared to 2008.  Gains on the sale of investment securities were approximately $11,141,000 offset by other-than-temporary impairment on trust preferred investments of approximately $6,729,000, a net increase of $6,495,000 from 2008 to 2009.  Net gains and fees on sales of mortgage loans increased $4,359,000, or 175.1 percent, due to additional loans sold in the secondary market and increased volume as a result of the Lincoln acquisition on December 31, 2008.  Decreasing mortgage loan rates during 2009 caused an increase in refinancing volume, which facilitated an increase in loan sale activity.  Service charges and debit card interchange fees increased $2,126,000 and $1,303,000 respectively from 2009 to 2008, largely due to the Lincoln acquisition on December 31, 2008.  Income from changes in the cash surrender value of bank owned life insurance (BOLI) increased by $1,881,000 from 2008 to 2009. This is the result of a loss recorded in 2008 due to declines in market value below the stable value wrap.

Non-Interest Expenses

Non-interest expenses increased $42.8 million in 2009 compared to 2008.  Salaries and employee benefits grew $13,319,000, or 21.1 percent, due to normal salary increases and additional salary and benefit costs related to the December 31, 2008 acquisition of Lincoln.   FDIC expense increased $9,537,000 due to the special assessment in June 2009, rate increases and the acquisition of Lincoln.  Expenses related to OREO properties as well as professional services related to credit issues, increased $9,262,000.   Pre-payment penalties of $1.9 million were realized as FHLB borrowings were reduced.  Other expenses such as premises, equipment and outside data processing expenses have increased compared to 2008 due to the Lincoln acquisition.

Income Tax Expense (Benefit)

The income tax benefit in 2009 was $28,424,000 with an effective tax rate of 41.1 percent.  For the same period in 2008, the income tax expense was $8,083,000 with an effective tax rate of 28.1 percent.  Additional details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

To be categorized as well capitalized, the Bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation’s regulatory capital exceeded the regulatory “well capitalized” standard at December 31, 2010.  See additional information on the Bank’s capital ratios in Note 16. Regulatory Capital and Capital Purchase Program, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.  The Corporation's Tier I capital to average assets ratio was 9.50 percent and 8.20 percent at December 31, 2010 and 2009, respectively.

At December 31, 2010, the Corporation had a Tier I risk-based capital ratio of 12.82 percent and total risk-based capital ratio of 15.74 percent, compared to 10.32 percent and 13.04 percent, respectively, at December 31, 2009.  Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent.

On March 31, 2010, the Corporation entered into securities purchase agreements with six groups of institutional investors, pursuant to which the Corporation sold an aggregate of 4,200,000 shares of its common stock in exchange for gross proceeds of approximately $24.15 million. The purchase price for each share of common stock was $5.75. The common stock was issued and registered pursuant to a prospectus supplement filed with the Securities and Exchange Commission, in connection with a takedown from the Corporation’s shelf registration statement on Form S-3 (File No. 333-158334), which was declared effective by the SEC on May 1, 2009.

On June 30, 2010, the Corporation completed an exchange of 46,400 shares of the Corporation’s Series A Preferred Stock held by the Treasury for $46,400,000 in aggregate principal amount of trust preferred securities issued through the Corporation’s wholly owned subsidiary trust, First Merchants Capital Trust III.  The trust preferred securities qualify as Tier 1 capital, subject to the 25 percent aggregate limitation on Tier 1 capital for these and similar securities.

After the completed exchange, the Treasury continues to hold 69,600 shares of Series A Preferred Stock along with warrants to purchase up to 991,453 shares of the Corporation’s common stock also issued pursuant to TARP.  See Note 10. Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

The preferred stock and the trust preferred securities have priority in the payment of dividends and interest over any cash dividends paid to common stockholders.  The adoption of ARRA permits the Corporation to redeem the preferred stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the OCC.  The warrant has a 10-year term and is immediately exercisable upon its issuance.

The net proceeds of the original sale were allocated between the preferred shares and the warrant based on relative fair value.  The preferred shares are accreted to liquidation value over the expected life of the shares, with accretion charged to retained earnings.  The accretion is charged to retained earnings using a level yield methodology and a discount rate of 12 percent. Accretion was charged to retained earnings to bring the cancelled shares to liquidation value at the time of the exchange with the Treasury.

Management is currently evaluating various methods for repayment of CPP.  The most immediate method is through earnings growth and capital retention, as evidenced by a reduction in the dividend paid to common shareholders.  Dividends per share were reduced from $0.08 per share in December 2009 to $0.01 per share for each quarter during 2010. The terms of the CPP also prevent the Corporation from declaring a quarterly dividend on its common stock in excess of $0.23 per share without the prior consent of the Treasury Department.

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

	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2010	2009
Average Goodwill	$141,357	$141,238
Average Core Deposit Intangible (CDI)	15,026	19,878
Average Deferred Tax on CDI	(3,385)	(2,494)
Intangible Adjustment	$152,998	$158,622
Average Stockholders' Equity (GAAP capital)	$470,379	$477,148
Average Cumulative Preferred Stock issued under the Capital Purchase Program	(89,847)	(96,518)
Intangible Adjustment	(152,998)	(158,622)
Average Tangible Capital	$227,534	$222,008
Average Assets	$4,271,715	$4,674,590
Intangible Adjustment	(152,998)	(158,622)
Average Tangible Assets	$4,118,717	$4,515,968
Net Income (Loss) available to Common Stockholders	$11,722	$(45,742)
CDI amortization, net of tax	2,852	3,097
Tangible Net Income (Loss) available to Common Stockholders	$14,574	$(42,645)
Diluted Earnings Per Share	$0.48	$(2.17)
Diluted Tangible Earnings Per Share	$0.60	$(2.02)
Return on Average GAAP Capital	2.49%	-9.59%
Return on Average Tangible Capital	6.40%	-19.21%
Return on Average Assets	0.27%	-0.98%
Return on Average Tangible Assets	0.35%	-0.94%

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

At December 31, 2010, non-performing loans totaled $97,730,000, a decrease of $29,512,000 from December 31, 2009. Loans 90 days past due, other than non-accrual and renegotiated loans, decreased by $2,637,000.  The amount of non-accrual loans totaled $90,591,000 at December 31, 2010.  Non-performing loans will increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge offs.  The performance of any loan can be affected by external factors, such as economic conditions, or internal factors, such as actions of a borrower’s management.  The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 77.8 percent at December 31, 2009 to 91.6 percent at December 31, 2010.  Charge offs only impact the coverage ratio to the extent a charge off is recorded in the same reporting period the charged off loan is moved from accruing to non-accruing. See additional information in the “Provision/Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

In years prior to 2009, the Corporation globally included all classified loans, including substandard, doubtful and loss credits in impaired loans.  At December 31, 2009, management refined the definition of impaired loans to be more specific and include all non-accrual loans, renegotiated loans, as well as substandard, doubtful and loss grade loans that were deemed impaired according to guidance set forth in ASC 310.  A loan is deemed impaired when, based on current information or events; it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  At December 31, 2010, impaired loans totaled $116,204,000. A specific allowance for losses was not deemed necessary for a subset of impaired loans totaling $76,317,000, but a specific allowance of $13,914,000 was recorded for the remaining balance of $39,887,000 and is included in the Corporation’s allowance for loan losses at December 31, 2010. The average balance of the total aforementioned impaired loans for 2010 was $175,013,000.

In connection with economic developments during the past two years, many financial institutions have experienced unusual and significant declines in the performance of their loan portfolios.  The values of real estate collateral supporting many loans declined, one result of which was increase charge offs.  While the Corporation’s non-performing and impaired loan totals have improved in 2010, further deterioration of housing and real estate values may result in continued elevated levels of loan delinquencies and credit losses.  Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, its results of operations and its financial condition could be adversely affected in the event the quality of its loan portfolio deteriorates.

In 2010, total net charge offs were $55,637,000, a decrease of $25,991,000 from 2009 of $81,628,000.  The Corporation incurred eight commercial loan charge offs over $1 million in 2010 totaling $28,487,000, or 51.2 percent, of total net charge offs for the year.  The largest charge off equaling $9,248,000, incurred on a commercial and industrial customer.  Five additional large recoveries totaling $4,100,000 were recognized during the year.  The remaining seven charge offs totaling $16,539,000 were made up of $15,519,000 in commercial and development real estate, and $1,020,000 real estate construction.  In 2009, new home construction weakened, home values declined, and construction and land development continued to decline, all of which resulted in a deterioration in values and subsequently charge offs of loans to builders and developers.  While some stabilization was evident in 2010, charge offs continued at a historically elevated level as the overall weak economic conditions continued to impact the loan portfolio.

The table below represents loan loss experience for the years indicated.

(Dollars in thousands)	2010	2009	2008
Allowance for Loan Losses:
Balance at January 1	$92,131	$49,543	$28,228
Charge Offs	67,572	89,594	22,626
Recoveries	11,935	7,966	7,024
Net Charge offs	55,637	81,628	15,602
Provision for Loan Losses	46,483	122,176	28,238
Adjustment related to acquisition		2,040
Allowance Acquired in Acquisition			8,679
Balance at December 31	$82,977	$92,131	$49,543
Ratio of Net Charge offs During the Period to Average Loans Outstanding During the Period	1.82%	2.30%	0.52%
Ratio of Allowance to Non-Accrual Loans	91.60%	77.81%	56.59%

The distribution of the net charge offs for the years indicated is provided in the following table.

(Dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Net Charge Offs:
Commercial and industrial loans	$15,091	$36,029	$5,824
Agricultural production financing and other loans to farmers	991	870	78
Real estate loans
Construction	4,550	14,329	1,422
Commercial and farm land	26,853	19,453	1,723
Residential	6,610	7,790	4,303
Individuals loans for household and other personal expenditures	1,488	2,755	2,016
Lease financing receivables, net of unearned income	54	402	17
Other Loans			219
Total Net Charge Offs	$55,637	$81,628	$15,602

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY continued

Commercial construction and land development loans were $106,615,000 at December 31, 2010, a decrease of $52,110,000 from December 31, 2009. Construction and land development loans represent 3.7 percent of total loans.  Management continues to closely monitor this segment of the portfolio, as well as being very selective with additional exposure to this industry.

At December 31, 2010, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $119,987,000; a decrease of $26,101,000 from December 31, 2009 as noted in the table below. Other real estate owned increased $6,048,000 from December 31, 2009. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

The following table summarizes the non-accrual loans, loans contractually past due 90 days or more other than non-accruing loans, real estate owned, renegotiated loans and impaired loans for the Corporation.

	December 31,	December 31,
(Dollars in thousands)	2010	2009
Non-Performing Assets:
Non-accrual loans	$90,591	$118,409
Renegotiated loans	7,139	8,833
Non-performing loans (NPL)	97,730	127,242
Real estate owned and repossessed assets	20,927	14,879
Non-performing assets (NPA)	118,657	142,121
90+ days delinquent and still accruing	1,330	3,967
NPAs & 90+ days delinquent	$119,987	$146,088
Impaired Loans (includes substandard, doubtful and loss)	$116,204	$178,754

The composition of the non-performing assets and 90-day delinquent loans is in the following table.

	December 31,	December 31,
(Dollars in thousands)	2010	2009
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$10,499	$41,338
Agricultural production financing and other loans to farmers	544	-
Real estate loans
Construction	28,907	28,023
Commercial and farm land	54,297	52,795
Residential	25,339	23,404
Individuals loans for household and other personal expenditures	401	184
Other loans	-	344
Non performing assets plus 90+ days delinquent	$119,987	$146,088

PROVISION/ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.  The provision for loan losses in 2010 was $46,483,000, a decrease of $75,693,000 from $122,176,000, in 2009, reflecting a decrease of $25,991,000 in net charge offs during the year.

The amount actually provided for loan losses in any period may be greater than or less than net loan losses, based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

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

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at December 31, 2010.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as estimates about the effect of uncertain matters are needed.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

At December 31, 2010, the allowance for loan losses was $82,977,000, a decrease of $9,154,000 from year-end 2009. As a percent of loans, the allowance increased to 2.90 percent at December 31, 2010 from 2.81 percent at December 31, 2009.  During 2010, the allowance decreased due to a $12,365,000 decrease in specific reserves against impaired loans, partially offset by a $3,211,000 increase in the ASC 450, Contingencies, allocation for loans not deemed impaired according to guidance set forth in ASC 310.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION/ALLOWANCE FOR LOAN LOSSES continued

The allowance as a percent of loans increased from year end 2009 reflecting the continued impact of the difficult economic environment on the Corporation’s loan portfolio in 2010.  Loans are generally secured by specific items of collateral, including real property and business assets.  The fair value for impaired loans is measured based on the value of the collateral securing those loans and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. Updated “as is” or “liquidation value” appraisals are obtained as individual circumstances and or market conditions warrant. Partially charged off loans measured for impairment based on their collateral value are generally not returned to performing status subsequent to receiving updated appraisals or restructure of the loan. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically valued by using the financial information such as financial statements and aging reports provided by the borrower.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

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

The following table summarizes loan loss reserves loan segment:

(Dollars in thousands)	December 31, 2010
Allowance Balances:	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Individually evaluated for impairment	$5,726	$7,545	$-	$643	$-	$13,914
Collectively evaluated for impairment	26,782	28,796	3,622	9,765	98	69,063
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total Allowance for Loan Losses	$32,508	$36,341	$3,622	$10,408	$98	$82,977

(Dollars in thousands)	December 31, 2009
Allowance Balances:	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Individually evaluated for impairment	$14,046	$9,676	$-	$2,557	$-	$26,279
Collectively evaluated for impairment	34,725	20,512	2,242	8,194	179	65,852
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total Allowance for Loan Losses	$48,771	$30,188	$2,242	$10,751	$179	$92,131

During 2010, the reserve allocation for non-impaired commercial criticized loans increased $9,130,000 from year end 2009. The historical reserve allocation for non-criticized loans decreased $3,631,000 from December 31, 2009.  The historical loss allocation for loans not deemed impaired according to ASC 310 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  In 2010, the historical look back period for non-criticized loans was shortened from 12 quarters to the most recent rolling-four-quarter average and now aligns with the look up back period for non-impaired criticized loans.  Each of the rolling four quarter periods used to obtain the average, include all charge offs for the previous twelve-month period, therefore the historical look back period goes back 7 quarters. The resulting allocation is more reflective of current conditions.  Criticized loans are grouped based on the risk grade assigned to the loan.  Loans with a special mention grade are assigned a loss factor and loans with a classified grade but not impaired are assigned a separate loss factor.  In 2009, the loss factor computation for this allocation was enhanced with a segmented historical loss migration analysis of non-impaired criticized risk grades to charge off.  Given the rapid economic decline in 2009 and the resulting increases in both non-impaired criticized loans and net charge offs, this allocation adjusted upward in 2009 to reflect the increased level of risk that management associated with non-impaired loans in the criticized risk category.

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses.  The environmental component adjusts the historical loss allocations for commercial and consumer loans to reflect relevant current conditions that, in management’s opinion, have an impact on loss recognition.  Environmental factors that management reviews in the analysis include: National and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.  Each environmental factor receives an individual qualitative allocation that, in management’s opinion, reflects losses inherent in the portfolio that are not reflected in the historical loss components of the allowance. At December 31, 2010, the allocation related to environmental considerations totaled $15,485,000.

As mentioned in the Critical Accounting Policies, the Corporation’s primary market areas for lending are central Indiana and Butler, Franklin and Hamilton counties in Ohio. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. In management’s opinion, the allowance for loan losses at December 31, 2010 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOODWILL

During 2009, the impact of deteriorating economic conditions had significantly impacted the banking industry and the financial results of the Corporation.  As a result, while only required to test goodwill annually, the Corporation decided to test its goodwill for impairment on three separate occasions during 2009. In 2010, the Corporation returned to its annual testing of goodwill for impairment, most recently as of November 30, 2010.

The financial markets continue to reflect significantly lower valuations for the stocks of financial institutions, when compared to historic valuation metrics, largely driven by both the constriction in available credit and the losses suffered related to residential mortgage markets.  Additionally, many bank stocks with geographic exposure in certain markets, including Indiana, have been depressed.  Much of the depression also seems to be related to the need for certain financial institutions to obtain fresh capital to replace capital lost due to asset write-downs. The demand for fresh capital appears to be at least temporarily affecting the valuations placed on other banks with adequate capital reserves.  The TARP program has attempted to address this “inadequate capital” issue; however, the markets view TARP as very temporary. The Corporation’s stock activity, as well as the price, has been adversely impacted by the economic conditions affecting the banking industry in 2009 and 2010. Management has concluded that 2010 trading value of the stock price is not indicative or reflective of fair value (per ASC 820, Fair Value Measurements and Disclosures) for the following reasons:

•
The Corporation’s minimal free float driven by large index fund positions, coupled with meaningful long-term retail holdings, has created unusual volatility in the stock price given modest fundamental changes in demand and appears to be impacting the price as well.

•
Lower trading volumes have also put downward pressure on the Corporation’s stock price.  The average daily volume of the Corporation’s stock for the 2010, as a percent of average outstanding shares, was more than 40 percent less than the average daily volume during 2009.

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

The Discounted Earnings method was based primarily on: 1) management projections derived from expected balance sheet and income statement assumptions, based on current economic conditions, which continue to show signs of stabilization from 2009, improvements in 2010 and continued improvements going forward; 2) present value factors based on an implied market cost of equity, and; 3) historic (long-term) price-to-earnings multiples for comparable companies.  Determining the Corporation’s fair value using the Discounted Earnings method involves a significant amount of judgment.  The methodology is largely based on unobservable level three inputs.  The test results are dependent upon attaining actual financial results consistent with the forecasts and assumptions used in the valuation model.  The Discounted Earnings method relied on a terminal Price/Earnings (“P/E”) multiple. The P/E multiple used to determine terminal value was notably lower than the historic P/E multiple observed for the Corporation, the peer group, and the NASDAQ community banking index (ABAQ). Based on the results of the step one analysis, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired.

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank ("FHLB") advances are utilized as funding sources. At December 31, 2010, total borrowings from the FHLB were $82,684,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2010 was $147,754,000.

The Bank currently has $79 million of 2.625 percent Senior Notes (the “Notes”) that are guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”) and are backed by the full faith and credit of the United States. Including the FDIC fee, underwriting, legal and accounting expenses, the effective rate on the Notes is 3.812 percent.  The Notes are due March 30, 2012. The Notes are issued by the Bank and are not obligations of, or guaranteed by, the Corporation.  In connection with the FDIC’s TLGP, the Bank entered into a Master Agreement with the FDIC that contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the FDIC’s TLGP.

For further discussion, see Note 11. Borrowings, to the Notes Consolidated Financial Statements of this Annual Report on Form 10-K.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $539,370,000 at December 31, 2010, an increase of $125,763,000, or 30.4 percent, above December 31, 2009. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $1,548,000 at December 31, 2010. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement. At December 31, 2010, the Corporation has failed to comply with a financial covenant in the Loan Agreement requiring the Corporation to maintain, on an annualized basis, a minimum return on average total assets of at least 0.75 percent.

The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3 percent per annum to the Term Loan.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant.  To date, Bank of America has chosen to apply the default rate, but not to accelerate the Term Loan based on the Corporation’s failure to meet these financial covenants.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2010 are as follows:

December 31,
(Dollars in thousands)	2010
Amounts of Commitments:
Loan Commitments to Extend Credit	$531,752
Standby Letters of Credit	37,713
$569,465

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2010 are as follows:

(Dollars in thousands)	2011	2012	2013	2014	2015	2016 and after	Total
Operating Leases	$2,153	$1,761	$1,004	$866	$692	$395	$6,871
Securities Sold Under Repurchase Agreements	85,621	14,250		10,000			109,871
Federal Home Loan Bank Advances	18,930	50,092	226	1,270	2,000	10,166	82,684
Subordinated Debentures, Revolving Credit Lines and Term Loans	272	78,980			55,000	92,188	226,440
Total	$106,976	$145,083	$1,230	$12,136	$57,692	$102,749	$425,866

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

Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2010, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2010.

	At December 31, 2010
(Dollars in thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Federal Funds Sold	$7,463				$7,463
Interest-bearing Deposits	65,216				65,216
Investment Securities	75,776	$66,450	$235,040	$449,531	826,797
Loans	1,350,546	328,810	968,166	126,653	2,774,175
Federal Reserve and Federal Home Loan Bank Stock			33,884		33,884
Total Rate-sensitive Assets	$1,499,001	$395,260	$1,237,090	$576,184	$3,707,535
Rate-Sensitive Liabilities:
Interest-bearing Deposits	2,014,708	309,479	346,568	14,429	2,685,184
Securities Sold Under Repurchase Agreements	85,621		24,250		109,871
Federal Home Loan Bank Advances	9,313	11,409	54,458	7,504	82,684
Subordinated Debentures, Revolving Credit Lines and Term Loans	55,000		167,045	4,395	226,440
Total Rate-sensitive Liabilities	$2,164,642	$320,888	$592,321	$26,328	$3,104,179
Interest Rate Sensitivity Gap by Period	$(665,641)	$74,372	$644,769	$549,856
Cumulative Rate Sensitivity Gap	$(665,641)	$(591,269)	$53,500	$603,356
Cumulative Rate Sensitivity Gap Ratio
at December 31, 2010	69.2%	76.2%	101.7%	119.4%
at December 31, 2009	77.4%	80.8%	103.7%	116.9%

The Corporation had a cumulative negative gap of $591,269 in the one-year horizon at December 31, 2010, or 14.2 percent, of total assets.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK continued

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For certain assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, such as savings, money market, NOW and demand deposits, reflect management's best estimate of expected future behavior.

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2010, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2010
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(3)
Three-Year CMT	200	(37)
Five-Year CMT	200	(77)
CD's	200	(59)
FHLB	200	(47)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2010. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2010
		RISING	FALLING
(Dollars in thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$144,603	$147,478	$140,811
Variance from Base		$2,875	$(3,792)
Percent of Change from Base	0.00%	1.99%	-2.62%

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2010, and December 31, 2009. Earnings assets decreased by $265,376,000.  This decrease was driven by a decline in loans totaling $420,672,000. All loan segments saw declines with the largest declines in commercial and industrial, residential real estate and construction.  Investments increased by approximately $263,680,000.  As loans declined, the Corporation used the liquidity to increase the investment portfolio.

	December 31,
(Dollars in thousands)	2010	2009
Federal Funds Sold	$7,463	$102,346
Interest-bearing Time Deposits	65,216	74,025
Investment Securities Available for Sale	539,370	413,607
Investment Securities Held to Maturity	287,427	149,510
Mortgage Loans Held for Sale	21,469	8,036
Loans	2,835,683	3,269,788
Federal Reserve and Federal Home Loan Bank Stock	33,884	38,576
Total	$3,790,512	$4,055,888

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased; repurchase agreements; FHLB advances; subordinated debentures, revolving credit lines and term loans) based on year-end levels at December 31, 2010 and 2009.

	December 31,
(Dollars in thousands)	2010	2009
Deposits	$3,268,880	$3,536,536
Securities Sold Under Repurchase Agreements	109,871	125,687
Federal Home Loan Bank Advances	82,684	129,749
Subordinated Debentures, Revolving Credit Lines and Term Loans	226,440	194,790
	$3,687,875	$3,986,762

The Corporation has leveraged its capital position with FHLB advances, as well as repurchase agreements, which are pledged against acquired investment securities as collateral for the borrowings. Further discussion regarding FHLB advances is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “LIQUIDITY”. Additionally, the interest rate risk is included as part of the Corporation’s interest simulation discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  It is a function of net interest margin and the level of average earning assets.  The following table presents the Corporation’s asset yields, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2010.

In 2010, asset yields decreased 24 basis points on a fully taxable equivalent basis (FTE) and interest cost decreased 37 basis points, resulting in a 13 basis point increase in the interest margin compared to 2009.  A decrease in earning assets, primarily due a smaller loan portfolio and a decline in interest-bearing liabilities, produced a negative volume variance of $6,519,000 (FTE).  In addition, a declining interest rate environment produced a negative rate variance of $3,258,000, resulting in a decrease of $9,777,000 in net interest income.

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

(Dollars in thousands)	2010	2009	2008
Net Interest Income	$143,569	$153,346	$129,384
FTE Adjustment	$5,865	$5,722	$3,699
Net Interest Income on a Fully Taxable Equivalent Basis	$149,434	$159,068	$133,083
Average Earning Assets	$3,862,493	$4,245,134	$3,463,477
Interest Income (FTE) as a Percent of Average Earning Assets	5.32%	5.56%	6.44%
Interest Expense as a Percent of Average Earning Assets	1.45%	1.82%	2.60%
Net Interest Income (FTE) as a percent of Average Earning Assets	3.87%	3.74%	3.84%

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Income tax benefit totaled $3,590,000 for 2010 compared to a benefit of $28,424,000 for 2009.  The Corporation’s federal statutory income tax rate is 35 percent and its state tax rate varies from 0 to 8.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.  The reconciliation of federal statutory to actual tax expense is shown in NOTE 13. INCOME TAX, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable decreased from $64,394,000 at December 31, 2009 to $45,623,000 at December 31, 2010.  The Corporation received net refunds during 2010 of $17,674,000.  The refunds were a result of 2009 federal estimated tax payments being returned and the carry back of the 2009 net operating loss to the 2007 tax year.  The Corporation anticipates additional refunds totaling $8,504,000 in the first quarter of 2011.  In addition, the Corporation’s net deferred tax asset has decreased from $44,856,000 at December 31, 2009 to $34,935,000 at December 31, 2010.  This change is primarily driven from the decrease in the timing differences associated with the deductibility of the provision for loan losses, pensions, and other employee benefits.

The Corporation has recorded a valuation allowance of $13,258,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as noted above.  No valuation allowance has been recorded against the federal deferred tax asset as the Corporation anticipates full utilization.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2010, and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010.  The Corporation's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2010, and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011, expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana
March 16, 2011

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$50,844	$76,801
Federal funds sold	7,463	102,346
Cash and cash equivalents	58,307	179,147
Interest-bearing time deposits	65,216	74,025
Investment securities available for sale	539,370	413,607
Investment securities held to maturity (fair value of $286,270 and $147,336)	287,427	149,510
Mortgage loans held for sale	21,469	8,036
Loans	2,835,683	3,269,788
Less: Allowance for loan losses	(82,977)	(92,131)
Net loans	2,752,706	3,177,657
Premises and equipment	52,450	55,804
Federal Reserve and Federal Home Loan Bank stock	33,884	38,576
Interest receivable	18,674	20,818
Core deposit intangibles	12,662	17,383
Goodwill	141,357	141,357
Cash surrender value of life insurance	96,731	94,636
Other real estate owned	20,927	14,879
Tax asset, deferred and receivable	45,623	64,394
Other assets	24,045	31,123
TOTAL ASSETS	$4,170,848	$4,480,952
LIABILITIES
Deposits:
Noninterest-bearing	$583,696	$516,487
Interest-bearing	2,685,184	3,020,049
Total Deposits	3,268,880	3,536,536
Borrowings:
Securities sold under repurchase agreements	109,871	125,687
Federal Home Loan Bank advances	82,684	129,749
Subordinated debentures, revolving credit lines and term loans	226,440	194,790
Total Borrowings	418,995	450,226
Interest payable	4,262	5,711
Other liabilities	24,303	24,694
Total Liabilities	3,716,440	4,017,167
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 69,600 and 116,000 shares	67,880	112,373
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 25,574,251 and 21,227,741 shares	3,197	2,653
Additional paid-in capital	232,503	206,600
Retained earnings	160,860	150,860
Accumulated other comprehensive loss	(10,157)	(8,826)
Total Stockholders' Equity	454,408	463,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,170,848	$4,480,952

 See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
(Dollars in thousands, except share data)	2010	2009	2008
INTEREST INCOME
Loans receivable:
Taxable	$174,070	$205,616	$198,385
Tax-exempt	515	1,038	1,013
Investment securities:
Taxable	12,957	12,335	12,046
Tax-exempt	10,377	9,587	5,855
Federal funds sold	26	118	28
Deposits with financial institutions	381	366	755
Federal Reserve and Federal Home Loan Bank stock	1,252	1,379	1,391
Total Interest Income	199,578	230,439	219,473
INTEREST EXPENSE
Deposits	39,876	58,391	67,581
Federal funds purchased	5	28	1,856
Securities sold under repurchase agreements	1,712	1,997	2,600
Federal Home Loan Bank advances	5,368	9,232	11,168
Subordinated debentures, revolving credit lines and term loans	9,048	7,445	6,884
Total Interest Expense	56,009	77,093	90,089
NET INTEREST INCOME	143,569	153,346	129,384
Provision for loan losses	46,483	122,176	28,238
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	97,086	31,170	101,146
OTHER INCOME
Service charges on deposit accounts	13,283	15,128	13,002
Fiduciary activities	7,692	7,409	8,031
Other customer fees	8,990	7,922	6,776
Commission income	6,225	6,397	5,824
Earnings on cash surrender value of life insurance	2,098	1,614	(267)
Net gains and fees on sales of loans	6,806	6,849	2,490
Net realized gains on sales of available for sale securities	3,406	11,141	599
Other-than-temporary impairment on available for sale securities	(3,049)	(11,134)	(2,682)
Portion of loss recognized in other comprehensive income before taxes	1,505	4,405
Net impairment losses recognized in earnings	(1,544)	(6,729)	(2,682)
Other income	1,588	1,470	2,594
Total Other Income	48,544	51,201	36,367
OTHER EXPENSES
Salaries and employee benefits	73,253	76,325	63,006
Net occupancy	9,935	10,250	7,711
Equipment	7,323	7,595	6,659
Marketing	1,970	2,134	2,311
Outside data processing fees	5,093	6,186	4,087
Printing and office supplies	1,259	1,419	1,214
Core deposit amortization	4,721	5,109	3,216
FDIC assessments	8,121	10,394	857
Other real estate owned and credit-related expenses	12,436	9,823	2,785
Other expenses	18,200	22,323	16,946
Total Other Expenses	142,311	151,558	108,792
INCOME (LOSS) BEFORE INCOME TAX	3,319	(69,187)	28,721
Income tax expense (benefit)	(3,590)	(28,424)	8,083
NET INCOME (LOSS)	6,909	(40,763)	20,638
Gain on exchange of preferred stock for trust preferred debt	10,052
Preferred stock dividends and discount accretion	(5,239)	(4,979)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$11,722	$(45,742)	$20,638

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$0.48	$(2.17)	$1.14
Diluted	$0.48	$(2.17)	$1.14

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	December 31,
(Dollars in thousands, except share data)	2010	2009	2008
Net income (loss)	$6,909	$(40,763)	$20,638
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $106, ($5,587) and $1,356	(197)	10,376	(2,518)
Unrealized gain (loss) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income, net of tax of $539, $1,333 and $0	(1,001)	(2,476)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period, net of tax of ($155), $622 and ($1)	288	(933)	2
Reclassification adjustment for gains (losses) included in net income net of tax of $652, $1,544 and ($833)	(1,210)	(2,868)	1,250
Defined Benefit Pension Plans, net of tax of ($526), ($1,826) and $7,689
Net Gain Arising During Period	156	3,043	(11,518)
Prior Service Cost Arising During Period	583	(326)
Amortization of Prior Service Cost	50	22	(15)
	(1,331)	6,838	(12,799)
Comprehensive income (loss)	$5,578	$(33,925)	$7,839
The following table represents the components of accumulated other comprehensive income:

	December 31,	December 31,
(Dollars in thousands)	2010	2009
Net unrealized gain (loss) on securities available for sale	$2,767	$6,650

Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,001)	(2,476)

Net realized gain on cash flow hedges	288

Defined Benefit Plans	(12,211)	(13,000)

	$(10,157)	$(8,826)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred		Common Stock
(Dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2007			18,002,787	$2,250	$137,801	$202,750	$(2,865)	$339,936
Net Income for 2008						$20,638		$20,638
Cash Dividends ($.92 per Share)						(16,775)		(16,775)
Effects of changing the pension plan measurement date pursuant to FASB No. 158
Service Cost, interest cost and expected rate of return on plan assets for October 1 - December 31, 2009, net of tax						(64)		(64)
Amortization of prior service costs for October 1 - December 31, 2007, net of tax						(53)		(53)
Cumulative preferred stock issued	125	$125						125
Other Comprehensive Income (Loss), Net of Tax							$(12,799)	(12,799)
Tax Benefit from Stock Options Exercised					$156			156
Share-based Compensation			225	$1	1,897			1,898
Stock Issued Under Employee Benefit Plans			50,119	6	767			773
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			44,554	6	1,015			1,021
Stock Options Exercised			122,890	15	1,618			1,633
Stock Redeemed			(134,169)	(17)	(2,171)			(2,188)
Issuance of Stock Related to Acquisitions			3,091,717	386	61,216			61,602
Balances, December 31, 2008	125	$125	21,178,123	$2,647	$202,299	$206,496	$(15,664)	$395,903
Net Loss for 2009						(40,763)		(40,763)
Cash Dividends on Common Stock ($.47 per Share)						(9,985)		(9,985)
Cash Dividends on Preferred Stock under Capital Purchase Program						(4,269)		(4,269)
Warrants issued under Capital Purchase Program					4,245			4,245
Accretion of Discount on Preferred Stock		619				(619)		-
Preferred Stock issued under Capital Purchase Program	116,000	111,754						111,754
Other Comprehensive Income, Net of Tax							6,838	6,838
Tax Benefit from Stock Options Exercised					60			60
Share-based Compensation			50,564	6	2,288			2,294
Stock Issued Under Employee Benefit Plans			122,572	16	809			825
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			65,015	8	519			527
Stock Options Exercised
Stock Redeemed			(14,059)	(2)	(191)			(193)
Adjustment to issuance of stock related to acquisition			(174,474)	(22)	(3,429)			(3,451)
Balances, December 31, 2009	116,125	$112,498	21,227,741	$2,653	$206,600	$150,860	$(8,826)	$463,785
Comprehensive Income
Net Income						6,909		6,909
Other Comprehensive Income, net of tax							(1,331)	(1,331)
Cash Dividends on Common Stock ($.04 per Share)						(989)		(989)
Cash Dividends on Preferred Stock under Capital Purchase Program						(5,366)		(5,366)
Cumulative Preferred Stock Converted to Trust Preferred Securities	(46,400)	(45,099)				10,052		(35,047)
Accretion of Discount on Preferred Stock		606				(606)		-
Private Stock Issuance			4,200,000	525	23,625			24,150
Tax Benefit (Loss) from Stock Options Exercised					(50)			(50)
Share-based Compensation			49,833	6	1,744			1,750
Stock Issued Under Employee Benefit Plans			97,966	12	570			582
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			11,545	2	89			91
Stock Redeemed			(12,834)	(1)	(75)			(76)
Balances, December 31, 2010	69,725	$68,005	25,574,251	$3,197	$232,503	$160,860	$(10,157)	$454,408

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
(Dollars in thousands)	2010	2009	2008
Cash Flow From Operating Activities:
Net income (loss)	$6,909	$(40,763)	$20,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	46,483	122,176	28,238
Depreciation and amortization	5,702	5,962	4,613
Change in deferred taxes	(1,810)	(10,858)	(8,666)
Share-based compensation	1,750	2,294	1,898
Tax expense (benefit) from stock options exercised	50	(60)	(156)
Mortgage loans originated for sale	(254,712)	(305,778)	(102,591)
Proceeds from sales of mortgage loans	241,279	302,037	104,250
Gains on sales of securities available for sale	(3,406)	(11,141)	(599)
Recognized loss on other-than-temporary-impairment	1,544	6,729	2,682
Change in interest receivable	2,144	3,158	2,858
Change in interest payable	(1,449)	(3,133)	(1,217)
Pension adjustment for measurement date change			(117)
Other adjustments	36,567	(53,013)	(12,818)
Net cash provided by operating activities	$81,051	$17,610	$39,013
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$8,809	$(35,202)	$10,716
Purchases of:
Securities available for sale	(311,465)	(385,697)	(100,988)
Securities held to maturity	(180,311)	(165,844)	(29,058)
Proceeds from sales of securities available for sale	117,804	309,246	60,335
Proceeds from maturities of
Securities available for sale	65,688	134,337	139,825
Securities held to maturity	40,825	38,568	17,042
Proceeds from sales of mortgages		33,452
Change in Federal Reserve and Federal Home Loan Bank stock	4,692	(4,257)	(261)
Purchase of bank owned life insurance			(706)
Net cash paid in acquisitions			6,934
Net change in loans	345,518	296,416	(250,621)
Proceeds from the sale of other real estate owned	20,641	39,595	10,775
Other adjustments	(2,348)	(2,125)	(4,181)
Net cash provided by (used in) investing activities	$109,853	$258,489	$(140,188)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$84,993	$184,228	$74,992
Certificates of deposit and other time deposits	(352,649)	(366,503)	144,328
Borrowings	2,382	126,587	961,074
Repayment of borrowings	(65,247)	(294,715)	(1,048,161)
Dividends on common stock	(989)	(9,985)	(16,775)
Dividends on preferred stock	(4,931)	(4,269)
Stock issued in private equity placement	24,150
Stock issued under employee benefit plans	582	825	773
Stock issued under dividend reinvestment and stock purchase plans	91	527	1,021
Stock options exercised			1,633
Cumulative preferred stock issued		116,000	125
Tax (expense) benefit from stock options exercised	(50)	60	156
Stock redeemed	(76)	(193)	(2,188)
Net cash provided by (used in) financing activities	$(311,744)	$(247,438)	$116,978
Net Change in Cash and Cash Equivalents	(120,840)	28,661	15,803
Cash and Cash Equivalents, January 1	179,147	150,486	134,683
Cash and Cash Equivalents, December 31	$58,307	$179,147	$150,486
Additional cash flows information:
Interest paid	$57,458	$80,226	$89,570
Income tax paid (refunded)	(17,674)	3,184	18,393
Exchange of preferred stock for trust preferred debt	46,400
Loans transferred to other real estate owned	32,950	42,708	24,647

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation (“the Corporation”), and its wholly owned subsidiaries, First Merchants Bank, N.A. (“the Bank”), First Merchants Insurance Services, Inc. operating as First Merchants Insurance Group, (“FMIG”), and First Merchants Reinsurance Company (“FMRC”), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.

On December 31, 2008, the Corporation acquired Lincoln Bancorp, parent company of Lincoln Bank, through a merger of Lincoln Bancorp into the Corporation. Lincoln Bank added seventeen Indiana banking locations in the Indianapolis area. Also on December 31, 2008, the Corporation sold its interest in Indiana Title Insurance Company, LLC, a full-service title insurance agency.

During 2009, the Corporation completed two charter mergers of affiliate banks. On April 17, 2009 the merger of the Lincoln Bank charter into First Merchants Bank of Central Indiana, National Association, was completed and on September 25, 2009, the Corporation completed the merger of three of its subsidiary banks and charters into its single remaining full-service bank charter. The three merged charters were First Merchants Bank of Central Indiana, National Association, Lafayette Bank and Trust Company, National Association and Commerce National Bank.

In September 2010, the consolidation of First Merchants Trust Company, National Association into First Merchants Bank, National Association, was completed.

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

The Bank generates commercial, mortgage, and consumer loans and receives deposits from customers located primarily in central Indiana and Butler and Franklin counties in Ohio. The central Indiana counties served by the Bank are Adams, Brown, Carroll, Clinton, Delaware, Fayette, Hamilton, Hendricks, Henry, Howard, Jasper, Jay, Johnson, Madison, Miami, Montgomery, Morgan, Randolph, Tippecanoe, Union, Wabash, Wayne and White counties. The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets and business assets.

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

AVAILABLE FOR SALE SECURITIES are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices when available. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy.  If quoted prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include corporate obligations and equity securities.

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

In determining OTTI under ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether a decline exists that is other-than-temporary, involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

If the intent is to sell or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date.

Prior to the adoption of accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For equity securities, when the Corporation has decided to sell an impaired available for sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Corporation recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

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

INTEREST RATE AGREEMENTS are estimated by a third party using inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

LOANS held in the Corporation’s portfolio are carried at the principal amount outstanding. Certain non-accrual and substantially delinquent loans may be considered to be impaired. A loan is impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. In applying the provisions of ASC 310, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectable. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

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

The Corporation’s methodology for assessing the appropriateness of the allowance consists of three key elements – the determination of the appropriate reserves for specifically identified loans, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the first two components of the allowance.

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

The historical allocation for commercial loans graded pass are established for each segment using loss rates based on the Corporation’s migration analysis. This migration analysis shows the loss rates for each segment of loans based on the loan grades at the beginning of the twelve month period. This loss rate is then applied to the current portfolio of loans in each respective loan segment.

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Reserves are established for each segment of loans using loss rates based on charge offs for the same period as the migration analysis used for commercial loans.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge-off rates, changes in mix, concentration of loans in specific industries, asset quality trends (delinquencies, charge offs and non-accrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation’s internal loan review.

PENSION benefits are provided to the Corporation’s employees. Its accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the balance sheet. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in Note 17. Pension and Other Post Retirement Benefit Plans, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation has historically elected to test for goodwill impairment as of September 30 of each year.  Based on the economic environment, earnings and stock price in 2010, the Corporation used a third party to evaluate goodwill for impairment as of November 30, 2010. The methodology and results of these tests are further discussed at the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.   An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The tests for impairment fair values are based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could have a significant impact on the carrying values of goodwill or intangibles and could result in impairment losses being recorded in future periods.

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

DERIVATIVE INSTRUMENTS are carried at the fair value of the derivatives and reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.

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

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower’s interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820), resulting in some volatility in earnings each period.

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

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2006.

STOCK OPTION AND RESTRICTED STOCK AWARD PLANS are maintained by the Corporation. The compensation costs are recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the appropriate service period, which is generally two or three years.

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year.

RECLASSIFICATIONS have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

CURRENT ECONOMIC CONDITIONS continue to present financial institutions with circumstances and challenges which, in some cases, have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

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

The following table presents pro forma information for the period ended December 31, 2008, as if the acquisition had occurred at the beginning of 2008. The pro forma financial information is not indicative of the results of operations had the transaction been effected on the assumed dates and is not intended to be a projection of future results.

December 31,
2008
Net Interest Income	$106,495
Net Income (Loss)	$(13,638)
Per Share - Combined:
Basic Net Income	$(5.20)
Diluted Net Income	$(5.20)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2010, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law, which, in part permanently raised the standard maximum deposit insurance amount to $250,000.  At December 31, 2010, the Corporation’s interest-bearing cash accounts held by other institutions exceeded federally insured limits by approximately $43,652,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

On November 9, 2010, the FDIC implemented section 343 of the Dodd-Frank Act providing unlimited insurance coverage on noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  As a result, the FDIC did not extend its Transaction Account Guarantee Program (“TAG”), which ended on December 31, 2010. Unlike the TAG program, financial institutions are required to participate in providing unlimited insurance coverage on noninterest-bearing transaction accounts.  The Corporation’s noninterest-bearing transaction deposits at other institutions of approximately $29,416,000 are fully insured.

Additionally, the Corporation had approximately $26,040,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2010, was $24,555,000.

NOTE 4

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
U.S. Government-sponsored agency securities	$600	$16		$616
State and municipal	233,622	7,108	$740	239,990
Mortgage-backed securities	293,311	4,293	2,287	295,317
Corporate Obligations	5,856		5,674	182
Equity securities	3,265			3,265
Total available for sale	536,654	11,417	8,701	539,370
Held to maturity at December 31, 2010
State and municipal	10,070	389	5	10,454
Mortgage-backed securities	277,357	2,064	3,605	275,816
Total held to maturity	287,427	2,453	3,610	286,270
Total Investment Securities	$824,081	$13,870	$12,311	$825,640

Available for sale at December 31, 2009
U.S. Government-sponsored agency securities	$4,350	$56		$4,406
State and municipal	236,933	9,307	$9	246,231
Mortgage-backed securities	154,488	2,321	831	155,978
Corporate Obligations	9,585	310	4,733	5,162
Equity securities	1,830			1,830
Total available for sale	407,186	11,994	5,573	413,607
Held to maturity at December 31, 2009
State and municipal	15,990	327	13	16,304
Mortgage-backed securities	133,520		2,488	131,032
Total held to maturity	149,510	327	2,501	147,336
Total Investment Securities	$556,696	$12,321	$8,074	$560,943

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The historical cost of these investments totaled $273,853,000 and $190,112,000 at December 31, 2010 and 2009, respectively.  Total fair value of these investments was $261,542,000 and $182,038,000, which is approximately 31.6 and 32.3 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2010 and 2009, respectively.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment as of December 31, 2010.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. The Corporation currently holds five trust preferred pool securities and one single issuer security.  Such investments have an amortized cost of $5.8 million and a fair value of $151,000, which is only 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized broker quotes to determine their fair value.

In determining the fair value of the trust preferred securities, the Corporation utilizes a third party for portfolio accounting services, including market value input.  The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor was classifying these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are proper.  The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.   Discount rates used in the cash flow analysis on these variable rate securities were those margins in effect at the inception of the security added to the appropriate three-month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. These spreads ranged from .85 percent to 1.57 percent spread over LIBOR.

Mortgage-backed Securities

The unrealized losses on the Corporation’s investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not, the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2010.  As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $2,287,000 on twenty-two securities and $3,605,000 on nineteen securities in the available for sale and held to maturity portfolios, respectively.  All these securities are issued by a government-sponsored entity.

State and Political Subdivisions

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2010  As noted in the table above, the state and political subdivision securities portfolio contains unrealized losses of $740,000 on forty-nine securities and $5,000 on two securities in the available for sale and held to maturity portfolios respectively.

Other Securities

The Corporation’s unrealized losses on trust preferred securities total $5.7 million on a book value of $5.8 million. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. The Corporation has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation has recognized a loss of $1,544,000 in 2010, equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not, the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment securities to be other-than-temporarily impaired at December 31, 2010.

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors.  The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in 2010	Accumulated Credit Losses in 2009
Credit losses on debt securities held:
Balance, January 1	$9,411	$2,682
Additions related to other-than-temporary losses not previously recognized	1,544	6,729
Balance, December 31	$10,955	$9,411

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES continued

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2010
State and municipal	$31,796	$(745)			$31,796	$(745)
Mortgage-backed securities	229,441	(5,892)	$154		229,595	(5,892)
Corporate obligations			151	$(5,674)	151	(5,674)
Total Temporarily Impaired Investment Securities	$261,237	$(6,637)	$305	$(5,674)	$261,542	$(12,311)

Temporarily Impaired Investment
Securities at December 31, 2009
State and municipal	$7,813	$(20)	$138	$(2)	$7,951	$(22)
Mortgage-backed securities	171,779	(3,319)			171,779	(3,319)
Corporate obligations	1,125	(656)	1,183	(4,077)	2,308	(4,733)
Total Temporarily Impaired Investment Securities	$180,717	$(3,995)	$1,321	$(4,079)	$182,038	$(8,074)

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2010
Due in one year or less	$7,362	$7,432	$1,548	$1,559
Due after one through five years	18,485	19,217	1,065	1,090
Due after five through ten years	47,289	49,520	3,348	3,458
Due after ten years	166,942	164,619	4,109	4,347
	$240,078	$240,788	$10,070	$10,454

Mortgage-backed securities	293,311	295,317	277,357	275,816
Equity securities	3,265	3,265

Total Investment Securities	$536,654	$539,370	$287,427	$286,270

Securities with a carrying value of approximately $271,091,000, $261,691,000 and $281,925,000 were pledged at December 31, 2010, 2009 and 2008, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Proceeds from sales and redemptions of securities available for sale during 2010, 2009 and 2008 were $117,805,000, $309,246,000 and $60,335,000, respectively.  Gross gains of $3,635,000, $11,158,000 and $653,000 in 2010, 2009 and 2008, respectively, and gross losses of $230,000, $17,000 and $54,000 in 2010, 2009 and 2008, respectively, were realized on those sales.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE

The following table shows the composition of the Corporation’s loan portfolio for the years indicated:

	December 31,
	2010	2009
Loans:
Commercial and industrial loans	$530,322	$675,860
Agricultural production financing and other loans to farmers	95,516	121,031
Real estate loans
Construction	106,615	158,725
Commercial and farm land	1,229,037	1,276,164
Residential	724,020	841,584
Individuals loans for household and other personal expenditures	115,295	154,132
Lease financing receivables, net of unearned income	5,157	7,135
Other loans	29,721	35,157
	2,835,683	3,269,788
Allowance for loan losses	(82,977)	(92,131)
Total Loans	$2,752,706	$3,177,657

Residential Real Estate Loans Held for Sale at December 31, 2010 and 2009 were $21,469,000 and $8,036,000, respectively.

The following table summarizes changes in the allowance for loan losses for the years indicated:

	2010	2009	2008
Allowance for loan losses:
Balances, January 1	$92,131	$49,543	$28,228
Provision for losses	46,483	122,176	28,238
Adjustment related to acquisition		2,040
Recoveries on loans	11,935	7,966	7,024
Loans charged off	(67,572)	(89,594)	(22,626)
Allowance acquired in acquisition			8,679
Balances, December 31	$82,977	$92,131	$49,543

The following table shows the Corporation’s allowance for credit losses and loan portfolio by loan segment for the years indicated:

	December 31, 2010
		Commercial			Finance
Allowance Balances:	Commercial	Real Estate	Consumer	Residential	Leases	Total
Individually evaluated for impairment	$5,726	$7,545	$-	$643	$-	$13,914
Collectively evaluated for impairment	26,782	28,796	3,622	9,765	98	69,063
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total Allowance for Loan Losses	$32,508	$36,341	$3,622	$10,408	$98	$82,977

Loan Balances (includes loans held for sale):
Individually evaluated for impairment	$28,965	$77,705	$-	$9,534	$-	$116,204
Collectively evaluated for impairment	626,594	1,257,947	115,295	714,486	5,157	2,719,479
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total Loans	$655,559	$1,335,652	$115,295	$724,020	$5,157	$2,835,683

	December 31, 2009
		Commercial			Finance
Allowance Balances:	Commercial	Real Estate	Consumer	Residential	Leases	Total
Individually evaluated for impairment	$14,046	$9,676	$-	$2,557	$-	$26,279
Collectively evaluated for impairment	34,725	20,512	2,242	8,194	179	65,852
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total Allowance for Loan Losses	$48,771	$30,188	$2,242	$10,751	$179	$92,131

Loan Balances (includes loans held for sale):
Individually evaluated for impairment	$43,872	$117,178	$5	$17,699	$-	$178,754
Collectively evaluated for impairment	788,177	1,317,711	154,127	823,884	7,135	3,091,034
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total Loans	$832,049	$1,434,889	$154,132	$841,583	$7,135	$3,269,788

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE continued

Information on non-performing assets, including non-accruing, contractually past due 90 days or more other than non-accruing, real estate owned and renegotiated loans is summarized below:

	December 31,	December 31,
	2010	2009
Non-Performing Assets:
Non-accrual loans	$90,591	$118,409
Renegotiated loans	7,139	8,833
Non-performing loans (NPL)	97,730	127,242
Real estate owned and repossessed assets	20,927	14,879
Non-performing assets (NPA)	118,657	142,121
90+ days delinquent and still accruing	1,330	3,967
NPAS & 90+ days delinquent	$119,987	$146,088

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31,
	2010	2009
Commercial and Industrial	$9,812	$36,777
Agriculture production financing and other loans	544	344
Real Estate Loans:
Construction	17,164	19,995
Commercial and farm land	45,308	40,585
Residential	15,115	18,936
Home Equity	2,648	1,663
Individuals loans for household and other personal expenditures	-	109
Lease financing receivables, net of unearned income	-	-
Other Loans	-	-
Total	$90,591	$118,409

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

	2010	2009	2008
As of, and for the year ending, December 31:
Impaired loans with an allowance	$39,887	$67,051	$25,397
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	76,317	111,703	180,729
Total Impaired Loans	$116,204	$178,754	$206,126

Total Impaired Loans as a Percent of Total Loans	4.10%	5.47%	5.53%

Allowance for Impaired Loans (included in the Corporation's Allowance for Loan Losses)	$13,914	$26,279	$9,790
Average Balance of Impaired Loans	175,013	236,669	229,608
Interest Income Recognized on Impaired Loans	4,651	7,238	8,078
Cash Basis Interest Included Above	2,852	2,567	997

The following table shows the composition of the Corporation’s impaired loans by loan class as of December 31, 2010:

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance recorded:
Commercial and Industrial	$30,006	$16,572
Agriculture production financing and other loans	966	530
Real Estate Loans:
Construction	12,598	9,150
Commercial and farm land	64,064	43,653
Residential	7,909	5,153
Home Equity	4,460	1,245
Individuals loans for household and other personal expenditures	-	-
Lease financing receivables, net of unearned income	-	-
Other Loans	101	14
Total	$120,104	$76,317

Impaired loans with an allowance recorded:
Commercial and Industrial	$11,477	$11,374	$5,250
Agriculture production financing and other loans	-	-	-
Real Estate Loans:
Construction	9,353	7,824	2,049
Commercial and farm land	17,984	17,076	5,496
Residential	2,740	2,691	465
Home Equity	458	446	178
Individuals loans for household and other personal expenditures	-	-	-
Lease financing receivables, net of unearned income	-	-	-
Other Loans	476	476	476
Total	$42,488	$39,887	$13,914

Total Impaired Loans	$162,592	$116,204	$13,914

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE continued

As part of the on-going monitoring of the credit quality of the Corporation’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the level of criticized commercial loans, (ii) net charge offs, (iii) non-performing loans and (iv) the general national and local economic conditions.

The Corporation utilizes a risk grading of pass, special mention, substandard, doubtful and loss to assess the overall credit quality of large commercial loans. A description of the general characteristics of these grades is as follows:

●	Pass – Loans that are considered to be of acceptable credit quality.
●
Special Mention – Loans which possess some credit deficiency or potential weakness, which deserves close attention.  A special mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan adversely impacting the future repayment ability of the borrower.  The key distinctions of this category’s classification are that it is indicative of an unwarranted level of risk; and weaknesses are considered “potential”, not “defined”, impairments to the primary source of repayment. Examples include businesses that may be suffering from inadequate management, loss of key personnel or significant customer or litigation.

●
Substandard – A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified have a well-defined weakness that jeopardizes the liquidation of the debt.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  Other characteristics may include the likelihood that a loan will be paid from the primary source of repayment is uncertain or financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.  The primary source of repayment is gone, and the bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees. Loans have a distinct possibility that the bank will sustain some loss if deficiencies are not corrected.  Unusual courses of action are needed to maintain a high probability of repayment.  The borrower is not generating enough cash flow to repay loan principal; however, it continues to make interest payments. The Bank is forced into a subordinated or unsecured position due to flaws in documentation. Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms. The bank is seriously contemplating foreclosure or legal action due to the apparent deterioration of the loan.  There is significant deterioration in market conditions to which the borrower is highly vulnerable.

●
Doubtful – Loans that have all of the weaknesses of those classified as Substandard. However, based on currently existing facts, conditions and values, these weaknesses make full collection of principal highly questionable and improbable. Other credit characteristics may include the primary source of repayment is gone or there is considerable doubt as to the quality of the secondary sources of repayment. The possibility of loss is high, but because of certain important pending factors that may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

•
Loss – Loans that are considered uncollectible and of such little value that continuing to carry them as an asset is not warranted. Loans will be classified as Loss when it is neither practical not desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE continued

The following table summarizes the credit quality of the Corporation’s loan portfolio, including loans held for sale, by loan class for the years indicated.  Consumer Non Performing loans include accruing consumer loans 90 plus days delinquent and consumer non-accrual loans.

	December 31, 2010
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total Loans
Commercial and Industrial	$454,305	$19,928	$53,199	$2,870	$20	$-	$-	$530,322
Agriculture production financing and other loans	92,293	574	2,649	-	-	-	-	95,516
Real Estate Loans:								-
Construction	66,918	10,100	28,167	1,430	-	-	-	106,615
Commercial and farm land	1,038,861	38,676	146,213	5,287	-	-	-	1,229,037
Residential	144,163	9,220	18,747	1,169	-	362,401	7,820	543,520
Home Equity	17,913	283	2,872	524	-	178,470	1,907	201,969
Individuals loans for household and other personal expenditures	-	-	-	-	-	115,239	56	115,295
Lease financing receivables, net of unearned income	280	-	18	-	-	4,859	-	5,157
Other Loans	27,642	1,295	784	-	-	-	-	29,721
Total	$1,842,375	$80,076	$252,649	$11,280	$20	$660,969	$9,783	$2,857,152

	December 31, 2009
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total Loans
Commercial and Industrial	$570,092	$25,610	$73,419	$6,719	$20	$-	$-	$675,860
Agriculture production financing and other loans	118,097	1,259	1,675	-	-	-	-	121,031
Real Estate Loans:								-
Construction	116,639	5,655	31,521	4,910	-	-	-	158,725
Commercial and farm land	1,068,675	52,472	145,953	9,064	-	-	-	1,276,164
Residential	184,216	15,401	28,511	1,047	-	390,895	9,409	629,479
Home Equity	18,673	411	1,851	-	-	198,077	1,130	220,142
Individuals loans for household and other personal expenditures	-	-	-	-	-	154,020	112	154,132
Lease financing receivables, net of unearned income	1,010	-	-	-	-	6,125	-	7,135
Other Loans	34,577	287	293	-	-	-	-	35,157
Total	$2,111,979	$101,095	$283,223	$21,740	$20	$749,117	$10,651	$3,277,825

The following table shows a past due aging of the Corporation’s loan portfolio, including loans held for sale, by loan class for the years indicated:

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and Industrial	$518,683	$1,477	$211	$139	$9,812	$11,639	$530,322
Agriculture production financing and other loans	94,972	-	-	-	544	544	95,516
Real Estate Loans:
Construction	86,710	1,543	996	202	17,164	19,905	106,615
Commercial and farm land	1,171,580	6,769	5,380	-	45,308	57,457	1,229,037
Residential	519,535	5,261	3,363	246	15,115	23,985	543,520
Home Equity	196,276	1,825	534	686	2,648	5,693	201,969
Individuals loans for household and other personal expenditures	112,760	1,989	489	57	-	2,535	115,295
Lease financing receivables, net of unearned income	5,157	-	-	-	-	-	5,157
Other Loans	29,721	-	-	-	-	-	29,721
Total	$2,735,394	$18,864	$10,973	$1,330	$90,591	$121,758	$2,857,152
	December 31, 2009
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and Industrial	$633,829	$3,069	$1,631	$554	$36,777	$42,031	$675,860
Agriculture production financing and other loans	119,810	742	135	-	344	1,221	121,031
Real Estate Loans:
Construction	136,750	651	200	1,129	19,995	21,975	158,725
Commercial and farm land	1,223,022	8,073	2,881	1,603	40,585	53,142	1,276,164
Residential	598,367	7,455	4,172	549	18,936	31,112	629,479
Home Equity	215,304	2,545	505	125	1,663	4,838	220,142
Individuals loans for household and other personal expenditures	151,285	2,356	375	7	109	2,847	154,132
Lease financing receivables, net of unearned income	7,135	-	-	-	-	-	7,135
Other Loans	35,157	-	-	-	-	-	35,157
Total	$3,120,659	$24,891	$9,899	$3,967	$118,409	$157,166	$3,277,825

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 6

PREMISES AND EQUIPMENT

	2010	2009
Cost at December 31:
Land	$14,296	$14,318
Buildings and Leasehold Improvements	60,736	60,344
Equipment	44,308	50,319
Total Cost	119,340	124,981
Accumulated Depreciation and Amortization	(66,890)	(69,177)
Net	$52,450	$55,804

The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2010, 2009 and 2008 was $2,801,000, $2,555,000 and $2,213,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2010, expiring at various dates through the year 2016 are as follows for the years ending December 31:

2011	$2,153
2012	1,761
2013	1,004
2014	866
2015	692
After 2015	395
Total Future Minimum Obligations	$6,871

NOTE 7

GOODWILL

The changes in the carrying amount of goodwill at December 31 are noted below.  No impairment loss was recorded in 2010 and 2009.

	2010	2009
Balance, January 1	$141,357	$143,482
Adjustment to 2008 goodwill acquired		(2,125)
Balance, December 31	$141,357	$141,357

The impact of deteriorating economic conditions has significantly impacted the banking industry in 2009 and 2010 and has impacted the financial results of the Corporation.  Therefore, while only required to test goodwill annually, the Corporation tested goodwill for impairment on three separate occasions during 2009 and once in 2010, most recently as of November 30, 2010.  In all valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

NOTE 8

CORE DEPOSIT AND OTHER INTANGIBLES

The carrying basis and accumulated amortization of recognized core deposit and other intangibles at December 31 were:

	2010	2009
Gross Carrying Amount	$45,422	$45,422
Accumulated Amortization	(32,760)	(28,039)
Core Deposit and Other Intangibles	$12,662	$17,383

Amortization expense for the years ended December 31, 2010, 2009 and 2008, was $4,721,000, $5,109,000 and $3,216,000, respectively. Estimated amortization expense for each of the following five years is:

2011	$3,548
2012	1,858
2013	1,441
2014	1,437
2015	1,437
After 2015	2,941
$12,662

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

DEPOSITS

	2010	2009
Deposits at December 31,
Demand Deposits	$1,362,927	$1,308,741
Savings Deposits	763,949	733,142
Certificates and Other Time Deposits of $100,000 or more	334,748	438,264
Other Certificates and Time Deposits	807,256	1,056,389
Total Deposits	$3,268,880	$3,536,536

Certificates and Other Time Deposits Maturing in Years Ending December 31:
2011	$780,347
2012	186,378
2013	141,793
2014	18,972
2015	9,385
After 2015	5,129
$1,142,004

Time deposits obtained through brokers were $145,687,000 and $274,880,000 at December 31, 2010 and 2009, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

EXCHANGE OF PREFERRED STOCK HELD BY THE TREASURY FOR TRUST PREFERRED SECURITIES

On June 30, 2010, the Corporation entered into an Exchange Agreement with the United States Department of the Treasury (the “Treasury”) whereby the Treasury exchanged 46,400 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation amount of $1,000 per share (the “Preferred Stock”) for 46,400 shares of trust preferred securities, having a liquidation amount of $1,000 per share (the “Capital Securities”) issued by the Corporation’s wholly owned subsidiary trust, First Merchants Capital Trust III, a Delaware Statutory Trust (the “Trust”).  The Trust simultaneously issued 1,435 shares of the Trust’s common securities (the “Common Securities”) to the Corporation for the purchase price of $1.4 million which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the tendered Preferred Stock and the proceeds from the sale of the Common Securities to purchase $47.8 million in aggregate principal amount of Fixed Rate Perpetual Junior Subordinated Debentures, Series A issued by the Corporation (the “Debentures”).  The Capital Securities and the Debentures bear interest, payable quarterly, at a rate of five percent until February 20, 2014 when the rate increases to nine percent.  The Capital Securities and Debentures are redeemable by the Corporation upon proper notice and regulatory approval (a) at any time, so long as the Capital Securities are held by the Treasury and (b) at any time after June 30, 2015, if the Capital Securities are held by a person or entity other than the Treasury.

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

In connection with the placement of the Capital Securities, the Corporation entered into a Guarantee Agreement with U.S. Bank Trust National Association as guarantee trustee, dated as of June 30, 2010 (the “Guarantee Agreement”), for the purpose of guaranteeing the payment, after the expiration of any cure period, of any amounts to be paid by the Trust under the terms of the Capital Securities. The obligations of the Corporation under the Guarantee Agreement constitute unsecured obligations of the Corporation and rank subordinate and junior to all senior debt of the Corporation. The Guarantee Agreement shall terminate upon the full payment of the redemption price for the Capital Securities or full payment of the Debenture upon liquidation of the Trust.  The Capital Securities issued to the Treasury are expected to qualify as Tier 1 regulatory capital, subject to the 25 percent limitation on Tier 1 capital.

This transaction with the Treasury was accounted for as an extinguishment of the previously issued Preferred Stock. The accounting impact of this transaction included (1) recognition of the Debentures and derecognition of the Preferred Stock; (2) recognition of a favorable impact to retained earnings resulting from the excess of (a) the carrying amount of the securities exchanged (Preferred Stock) over (b) the fair value of the consideration exchanged (the Capital Securities); (3) the reversal of any unamortized discount outstanding on the Preferred Stock, and (4) issuance costs.

At the date of the exchange agreement, the fair value of the Capital Securities (the Debentures for purposes of the Corporation’s financial statements) was determined using a discounted cash flow model.  The main considerations were (1) quarterly interest payment of 5 percent until February 20, 2014, and 9 percent thereafter; (2) assumed maturity date of 30 years; and (3) assumed discount rate of 12.50 percent. The assumed discount rate used for estimating the fair value was estimated by obtaining the yields at which comparable issuers were trading as assets in the market and computing an implied credit spread. The discount will be amortized through interest expense over the estimated life of the junior subordinated debentures.

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

Assets
Other assets - investment in common stock of trust	$1,435
Deferred income taxes	(5,413)
Total assets	$(3,978)

Liabilities
Subordinated debentures, net:
Issuance	$47,835
Discount	(16,766)
Total liabilities	$31,069

Stockholders' equity
Preferred stock, par value $.001 per share
Additional paid in capital - preferred ($46,400 less discount of $1,301)	$(45,099)
Retained Earnings (net of $5,413 deferred taxes)	10,052
Total stockholders' equity	$(35,047)

Total liabilities and stockholders' equity	$(3,978)

NOTE 11

BORROWINGS

	2010	2009
Borrowings at December 31:
Securities Sold Under Repurchase Agreements	$109,871	$125,687
Federal Home Loan Bank Advances	82,684	129,749
Subordinated Debentures, Revolving Credit Lines and Term Loans	226,440	194,790
Total Borrowings	$418,995	$450,226

Securities sold under repurchase agreements consist of obligations of the Bank to other parties. The obligations are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2010 and 2009 totaled $117,571,000 and $127,602,000, respectively, and the average of such agreements totaled $107,573,000 and $117,181,000 during 2010 and 2009, respectively.

Maturities of securities sold under repurchase agreements; Federal Home Loan Bank advances; and subordinated debentures, revolving credit lines and term loans as of December 31, 2010, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures Revolving Credit Lines and Term Loans
2011	$85,621	$18,930	$272
2012	14,250	50,092	78,980
2013		226
2014	10,000	1,270
2015		2,000	55,000
After 2015		10,166	92,188
	$109,871	$82,684	$226,440

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 11

BORROWINGS continued

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multifamily loans in an amount equal to at least 155 percent of these advances depending on the type of collateral pledged. Advances, with interest rates from 4.30 to 6.81 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2010, was $147,754,000.

Subordinated Debentures, Revolving Credit Lines and Term Loans. Six borrowings were outstanding on December 31, 2010, for $226,440,000.

•
First Merchants Capital Trust III. The Corporation entered into a junior subordinated debenture on June 30, 2010 for $47,835,000. The Corporation may redeem the debenture, in whole or in part, at its option while the Capital Securities or this Security are held by the United States Department of the Treasury in conjunction with Troubled Asset Relief Program assistance provided to the Corporation, or at any time on or after June 30, 2015, subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest is fixed at 5.00 percent for the period from the date of issuance through February 19, 2014, and thereafter, at a fixed rate of 9.00 percent. Interest is payable in February, May, August and November of each year. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust III.

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

•
Bank of America, N.A. The Corporation currently has a $55 million credit facility with Bank of America, N.A. comprised of (a) a term loan in the principal amount of $5.0 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50.0 million (the “Subordinated Debt”).  Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015.  The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank.

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement. At December 31, 2010, the Corporation failed to meet the minimum return on average total assets covenant of 0.75 percent.

The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3 percent per annum to the Term Loan.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant.  To date, Bank of America has chosen to apply the default rate, but not to accelerate the Term Loan based on the Corporation’s failure to meet these financial covenants.

•
Temporary Liquidity Guarantee Program. On March 31, 2009, the Bank, entered into $79,000,000 of 2.625 percent Senior Notes (the “Notes”) due on March 30, 2012 through a pooled offering. Including the FDIC fee, underwriting, legal and accounting expenses, the effective rate is 3.812 percent. The Notes are guaranteed by the Federal Deposit Insurance Corporation under its Temporary Liquidity Guarantee Program and are backed by the full faith and credit of the United States. The Notes are issued by the Bank and are not an obligation of, or guaranteed by, the Corporation. In connection with the FDIC's Temporary Liquidity Guarantee Program, the Bank entered into a Master Agreement with the FDIC on January 16, 2009. The Master Agreement contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that is guaranteed pursuant to the FDIC's Temporary Liquidity Guarantee Program.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 11

BORROWINGS continued

Subordinated Debentures, Revolving Credit Lines and Term Loans. Four borrowings listed above were also outstanding on December 31, 2009, for $194,790,000.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement. At June 30, 2009, the Corporation failed to comply with a financial covenant in the Loan Agreement requiring the Corporation to maintain, on an annualized basis, a minimum return on average total assets of at least 0.35 percent.  On August 21, 2009, Bank of America provided notice to the Corporation that its noncompliance with the earnings covenant has caused an event of default under the Loan Agreement.  In addition, as of December 31, 2009, the Corporation failed to meet the minimum return on average total assets covenant and a second financial covenant in the Loan Agreement requiring the Corporation to maintain a certain asset quality ratio less than 25 percent.

The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3 percent per annum to the Term Loan.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant.  To date, Bank of America has chosen to apply the default rate, but not to accelerate the Term Loan based on the Corporation’s failure to meet these financial covenants.

•
Temporary Liquidity Guarantee Program. On March 31, 2009, the Bank, entered into $79,000,000 of 2.625 percent Senior Notes (the “Notes”) due on March 30, 2012 through a pooled offering. Including the FDIC fee, underwriting, legal and accounting expenses, the effective rate is 3.812 percent. The Notes are guaranteed by the Federal Deposit Insurance Corporation under its Temporary Liquidity Guarantee Program and are backed by the full faith and credit of the United States. The Notes are issued by the Bank and are not an obligation of, or guaranteed by, the Corporation. In connection with the FDIC's Temporary Liquidity Guarantee Program, the Bank entered into a Master Agreement with the FDIC on January 16, 2009. The Master Agreement contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that is guaranteed pursuant to the FDIC's Temporary Liquidity Guarantee Program.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 12

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $163,139,000 $202,757,000 and $231,548,000 at December 31, 2010, 2009 and 2008, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 13

INCOME TAX

	2010	2009	2008
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$(1,780)	$(13,387)	$16,533
State		(4,179)	216
Deferred:
Federal	(1,810)	(15,037)	(8,450)
State		4,179	(216)
Total Income Tax Expense	$(3,590)	$(28,424)	$8,083

Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory income Tax at 35%	$1,162	$(24,216)	$10,052
Tax-exempt Interest Income	(3,733)	(3,623)	(2,226)
Non-deductible Interest Expense	421
Stock Compensation	150	205	176
Earnings on Life Insurance	(725)	(550)	124
Tax Credits	(116)	(758)	(177)
Other	(749)	518	134
Actual Tax Expense	$(3,590)	$(28,424)	$8,083

Tax expense (benefit) applicable to security gains and losses, including unrealized losses relating to other-than-temporary impairment charges, for the years ended December 31, 2010, 2009 and 2008, was $652,000, $1,544,000 and $(833,000), respectively.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With a few exceptions, the Corporation is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2010	2009
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$35,014	$38,083
Differences in Accounting for Loan Fees	641	499
Differences in Accounting for Loans and Securities	440
Deferred Compensation	7,423	7,488
Difference in Accounting for Pensions and Other Employee Benefits		8,616
Federal & State Income Tax Loss Carryforward and Credits	14,196	12,220
Other	579	3,923
Total Assets	58,293	70,829
Liabilities:
Differences in Depreciation Methods	5,387	5,247
Differences in Accounting for Loans and Securities		3,849
Difference in Accounting for Pensions and Other Employee Benefits	581
State Income Tax	354	356
Net Unrealized Gain on Securities Available for Sale	951	2,247
Other	2,827	1,594
Total Liabilities	10,100	13,293
Net Deferred Tax Asset Before Valuation Allowance	48,193	57,536
Valuation allowance:
Beginning Balance	(12,680)
Increase During the Year	(578)	(12,680)
Ending Balance	(13,258)	(12,680)
Net Deferred Tax Asset	$34,935	$44,856

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 13

INCOME TAX continued

The decrease in the Corporation’s net deferred tax asset was primarily driven by significant decreases in the timing differences associated with the deductibility of the provision for loan losses, pensions, and other employee benefits.

The Corporation has recorded a valuation allowance of $13,258,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INCOME TAXES”.  No valuation allowance has been recorded against the federal deferred tax asset as the Corporation anticipates full utilization.

As of December 31, 2010, the Corporation had approximately $110,698,000 of state tax loss carryforward available to offset future franchise tax.  This state loss carryforward has a full valuation allowance.  Also, the Corporation had approximately $9,932,000 of federal tax loss carryforward available to offset future federal tax.  The federal loss carryforward expires in 2028.  Management believes the Corporation will be able to fully utilize the benefit recorded for the federal loss carryforwards within the allotted time period.

NOTE 14

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2010	2009
Amounts of commitments:
Loan commitments to extend credit	$531,752	$686,809
Standby letters of credit	$37,713	$44,248

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

NOTE 15

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year.  National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years.  The amount at December 31, 2010, available for 2011 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $9,987,000.

Total stockholders' equity for all subsidiaries at December 31, 2010, was $567,604,000 of which $557,617,000 was restricted from dividend distribution to the Corporation.

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

NOTE 16

REGULATORY CAPITAL, EQUITY OFFERING AND CAPITAL PURCHASE PROGRAM

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

At December 31, 2010, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, a bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively.  It should be noted that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

Equity Offering

On March 31, 2010, the Corporation entered into securities purchase agreements with six groups of institutional investors, pursuant to which the Corporation sold an aggregate of 4,200,000 shares of its common stock in exchange for gross proceeds of approximately $24.15 million. The purchase price for each share of common stock was $5.75. The common stock was issued and registered pursuant to a prospectus supplement filed with the Securities and Exchange Commission, in connection with a takedown from the Corporation’s shelf registration statement on Form S-3 (File No. 333-158334), which was declared effective by the SEC on May 1, 2009.

Capital Purchase Program and Exchange of Preferred Stock

On June 30, 2010, the Corporation completed an exchange of 46,400 shares of the Corporation’s Series A Preferred Stock, having a liquidation amount of $1,000 per share and currently held by the Treasury for $46,400,000 in aggregate principal amount of trust preferred securities issued through the Corporation’s wholly owned subsidiary trust, First Merchants Capital Trust III.

After the completed exchange, the Treasury continues to hold 69,600 shares of Series A Preferred Stock along with warrants to purchase up to 991,453 shares of the Corporation’s Common Stock also issued pursuant to TARP.  See Note 10. Exchange of Preferred Stock held by the Treasury for Trust Preferred Securities, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

The Preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter.  The Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by the Corporation after three years.  The warrant has a ten-year term and is immediately exercisable with an exercise price of $17.55 per share of Common Stock.  Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

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

Upon original issuance of the Preferred Stock on February 20, 2009, the ability of the Corporation to declare or pay dividends on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including the restriction against increasing dividends from the last quarterly cash dividend per share of $.23 declared on the Common Stock prior to the issuance date.  The redemption, purchase or other acquisition of trust preferred securities of the Corporation or its affiliates also is restricted.  These restrictions will terminate the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or Treasury has transferred all of the Preferred Stock to third parties.  In addition, the ability to declare or pay dividends, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions in the event that the Corporation fails to declare and pay full dividends on its Preferred Stock.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

REGULATORY CAPITAL, EQUITY OFFERING AND CAPITAL PURCHASE PROGRAM continued

Actual and required capital amounts and ratios are listed below.

	2010				2009
			Required For				Required For
	Actual		Adequate Capital		Actual		Adequate Capital
December 31,	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Consolidated	$476,490	15.74%	$242,195	8.00%	$448,774	13.04%	$275,257	8.00%
First Merchants	450,629	14.89	242,088	8.00	424,276	12.40	273,691	8.00

Tier I Capital (to Risk-weighted Assets)
Consolidated	$388,090	12.82%	$121,098	4.00%	$355,159	10.32%	$137,628	4.00%
First Merchants	412,654	13.64	121,044	4.00	380,906	11.13	136,846	4.00

Tier I Capital (to Average Assets)
Consolidated	$388,090	9.50%	$163,352	4.00%	$355,159	8.20%	$173,157	4.00%
First Merchants	412,654	10.14	162,790	4.00	380,906	8.74	174,250	4.00

NOTE 17

SHARE-BASED COMPENSATION

Stock options and restricted stock awards (“RSAs”) have been issued to directors, officers and other management employees under the Corporation’s 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan. The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation’s common stock closing price on NASDAQ on the date of grant. RSAs provide for the issuance of shares of the Corporation’s common stock at no cost to the holder and generally vest after three years. The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited. Deferred stock units (“DSUs”) have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation’s 2008 Equity Compensation Plan for Non-employee Directors. DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan. As of December 31, 2010, there were 6,909 DSUs credited to the non-employee directors.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three years ended December 31, 2010, 2009, and 2008 were $1,750,000, $2,294,000, and $1,898,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Statements of Operations.

The estimated fair value of the stock options granted during 2010, 2009, and 2008 was calculated using a Black Scholes option pricing model. The following summarizes the assumptions used in the 2009 Black Scholes model:

	2010		2009		2008
Risk-free interest rate	2.38%		2.03%		2.69%
Expected price volatility	43.54%		35.19%		32.13%
Dividend yield	4.02%		3.72%		3.68%
Forfeiture rate	5.00%		4.00%		5.00%
Weighted-average expected life, until exercise	6.68	years	6.57	years	6.53	years

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

SHARE-BASED COMPENSATION continued

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 4 percent for the year ended December 31, 2010, based on historical experience.

The following table summarizes the components of the Corporation’s share-based compensation awards recorded as expense:

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Stock and ESPP Options
Pre-tax compensation expense	$632	$832	$650
Income tax benefit	(71)	(87)	(49)
Stock and ESPP option expense, net of income taxes	$561	$745	$601
Restricted Stock Awards
Pre-tax compensation expense	$1,118	$1,462	$1,248
Income tax benefit	(391)	(501)	(437)
Restricted stock awards expense, net of income taxes	$727	$961	$811
Total Share-Based Compensation:
Pre-tax compensation expense	$1,750	$2,294	$1,898
Income tax benefit	(462)	(588)	(486)
Total share-based compensation expense, net of income taxes	$1,288	$1,706	$1,412

As of December 31, 2010, unrecognized compensation expense related to stock options and RSAs totaling $51,000 and $1,133,000, respectively, is expected to be recognized over weighted-average periods of .46 and 1.47 years, respectively.

Stock option activity under the Corporation’s stock option plans during the year ended December 31, 2010, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,087,930	$23.51
Granted	48,500	$6.58
Cancelled	(75,001)	19.71
Outstanding December 31, 2010	1,061,429	$23.01	4.85	114,345
Vested and Expected to Vest at December 31, 2010	1,061,429	$23.01	4.85	114,345
Exercisable at December 31, 2010	834,806	$25.13	3.91	3,780

The weighted-average grant date fair value was $2.01, $4.51, and $6.08 for stock options granted during the year ended December 31, 2010, 2009 and 2008, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock on the last trading day of 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Corporation’s common stock. There were no stock options exercised during the year ended December 31, 2010.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2010	204,091	$19.95
Granted	125,236	$6.29
Forfeited	(6,718)	$15.61
Vested	(49,872)	$25.81
Unvested RSAs at December 31, 2010	272,737	$12.46

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2010 quarterly offering period of approximately $19,000. The ESPP options vested during the three-month period ending December 31, 2010. At December 31, 2010, there was no unrecognized compensation expense related to unvested ESPP options.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 18

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans cover approximately 36 percent of the Corporation’s employees. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable.

The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheet at December 31, using measurement dates of December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$57,852	$58,875
Service Cost	342	1,516
Interest Cost	3,291	2,076
Actuarial Loss (Gain)	3,226	(1,468)
Adjustment due to measurement date change
Benefits paid	(3,289)	(3,147)
Benefit obligation at end of year	61,422	57,852
Change in plan assets
Fair value of plan assets at beginning of year	60,656	47,514
Actual return on plan assets	5,419	5,832
Expected return on plan assets
Employer contributions	489	10,457
Adjustment due to measurement date change
Benefits Paid	(3,289)	(3,147)
End of Year	63,275	60,656
Funded Status at End of Year	$1,853	$2,804
Assets and Liabilities Recognized in the Balance Sheets:
Deferred Tax Asset	$7,419	$7,043
Assets	$6,938	$7,767
Liabilities	$5,085	$4,963
Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic Benefit Cost Consist of:
Accumulated Loss	$(11,027)	$(17,462)
Prior Service Credit	(71)	(144)
	$(11,098)	$(17,606)

The accumulated benefit obligation for all defined benefit plans was $61,275,000 and $57,097,000 at December 31, 2010 and 2009, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2010	2009
Projected Benefit Obligation	$5,085	$4,513
Accumulated Benefit Obligation	$5,085	$4,513
Fair Value of Plan Assets	$-	$-

The following table shows the components of net periodic pension costs.

	December 31,
	2010	2009
Service Cost	$342	$404
Interest Cost	3,291	3,187
Expected Return on Plan Assets	(4,136)	(3,571)
Amortization of Prior Service Costs	25	26
Amortization of Net Loss	1,026	1,407
Net Periodic Pension Cost	$548	$1,453

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 18

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax:

	December 31,
	2010	2009
Net Periodic Pension Cost	$548	$1,453
Net gain (loss)	1,942	(2,268)
Actuarial gain (loss)	(1,026)	(844)
Amortization of prior service (cost) credit	(25)	9
Total Recognized in other Comprehensive Income	891	(3,103)
Total Recognized in NPPC and OCI	$1,439	$(1,650)

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

	December 31,
	2010	2009
Amortization of Net Loss	$(1,160)	$926
Amortization of Prior Service Cost	(25)	25
Total	$(1,185)	$951

Significant assumptions include:

	December 31,
	2010	2009
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount Rate	5.40%	5.90%
Rate of Compensation Increase	4.00%	3.50%
Weighted-average Assumptions Used to Determine Benefit Cost:
Discount Rate	5.90%	5.90%
Expected Return on Plan Assets	7.00%	7.00%
Rate of Compensation Increase	3.50%	3.50%

At December 31, 2010 and December 31, 2009, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

At December 31, 2010, the maturities of the plans’ debt securities ranged from 55 days to 12.8 years, with a weighted average maturity of 5.41 years. At December 31, 2009, the maturities of the plans’ debt securities ranged from 15 days to 9.96 years, with a weighted average maturity of 5.59 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2010. The minimum contribution required in 2011 will likely be zero but the Corporation may decide to make a discretionary contribution during the year.

2011	$3,593
2012	3,736
2013	3,846
2014	3,996
2015	4,101
2016 and After	20,645
$39,917

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 18

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

Plan assets are re-balanced quarterly. At December 31, 2010 and 2009, plan assets by category are as follows:

	December 31,
	2010	2009
Cash and Cash Equivalents	5.3%	27.5%
Equity Securities	51.5%	40.9%
Debt Securities	43.2%	31.6%
	100%	100%

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

Beginning in 2005, employees who have completed 1,000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. The amount of a participant’s retirement contribution varies from 2 to 7 percent of salary based upon years of service. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Full vesting occurs after 5 years of service. The Corporation’s expense for the Savings Plan was $2,727,000 for 2010, $2,991,000 for 2009 and $2,615,000 for 2008.

The Corporation maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay most of the premiums due for their coverage, with amounts paid by retirees ranging from 70 to 100 percent of the premiums payable. The accrued benefits payable under the plans totaled $4,475,000 and $5,914,000 at December 31, 2010 and 2009, respectively. Post retirement plan expense totaled $574,000, $705,000 and $225,000 for the years ending December 31, 2010, 2009 and 2008, respectively.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$3,340	$3,340
Equity Securities:
U..S. companies	637	637
U.S. mutual funds	26,968	26,968
International mutual funds	4,965	4,965
Debt Securities:
Bond mutual funds	12,090	12,090
U.S. Government agencies	1,227		$1,227
Taxable municipals	6,653		6,653
Corporate bonds	7,395		7,395

Pension Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $48,000,000 and include cash and cash equivalents, U.S. companies, U.S. mutual funds, international mutual funds and bond mutual funds.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $15,275,000 and include U.S. Government agencies, taxable municipals and corporate bonds.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2010.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

NET INCOME PER SHARE

	2010			2009			2008
	Net Income (Loss)	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$6,909			$(40,763)			$20,638
Gain on exchange of preferred stock for trust preferred debt	10,052
Less: Preferred stock dividends and discount accretion	5,239			4,979
Net income (loss) available to common stockholders	11,722	24,519,033	$0.48	(45,742)	21,116,616	$(2.17)	20,638	18,066,404	$1.14
Effect of dilutive stock options and warrants		123,392						95,477
Diluted net income (loss) per share:
Net income (loss) available to common stockholders and assumed conversions	$11,722	24,642,425	$0.48	$(45,742)	21,116,616	$(2.17)	$20,638	18,161,881	$1.14

Options to purchase 1,052,994, 1,094,383 and 797,595 shares of common stock with weighted average exercise prices of $23.01, $23.51 and $24.70 at December 31, 2010, 2009 and 2008 respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

NOTE 20

FAIR VALUES OF FINANCIAL INSTRUMENTS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

Pooled Trust Preferred Securities

The pooled trust preferred securities in the portfolio fall within the scope of ASC 325-10 (formerly EITF 99-20) and include $5.8 million amortized cost, with a fair value of $151,000. These securities were rated A or better at inception, but at December 31, 2010, Moody’s ratings on these securities now range from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the process details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. For 2010, OTTI losses were $3.0 million, of which $1.5 million was recorded as expense and $1.5 million was recorded in other comprehensive income.

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in Note 23. Derivative Financial Instruments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The fair value is estimated by a third party using  inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

The  following table  presents  the  fair  value  measurements  of  assets  and liabilities  recognized in the accompanying balance sheet measured at fair value on a recurring  basis and the level  within the ASC 820-10 fair value  hierarchy in which the fair value measurements fall at December 31, 2010 and 2009.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored agency securities	$616		$616
State and municipal	239,990		239,990
Mortgage-backed securities	295,317		295,317
Corporate obligations	182			$182
Equity securities	3,265		3,261	4
Interest rate swap asset	4,002			4,002
Interest rate cap	1,109			1,109
Interest rate swap liability	(3,876)			(3,876)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored agency securities	$4,406		$4,406
State and municipal	246,231		246,231
Mortgage-backed securities	155,978		155,978
Corporate obligations	5,162		2,683	$2,479
Equity securities	1,830		1,826	4
Interest rate swap asset	2,624			2,624
Interest rate swap liability	(2,648)			(2,648)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for year ended December 31, 2010 and 2009.

	Year Ended
	December 31, 2010
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Beginning Balance	$2,483	$2,624		$(2,648)
Total realized and unrealized gains and losses
Included in net income	(1,544)	1,094		(1,228)
Included in other comprehensive income	(1,081)	284	$158
Purchases, issuances, and settlements			951
Transfers in/(out) of Level 3
Principal payments	328
Ending balance	$186	$4,002	$1,109	$(3,876)

	Year Ended
	December 31, 2009
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Beginning Balance	$7,929	$4,094	$(4,224)
Total realized and unrealized gains and losses
Included in net income	(6,729)	105	1
Included in other comprehensive income	4,317
Purchases, issuances, and settlements
Transfers in/(out) of Level 3	(3,460)
Principal payments	426	(1,575)	1,575
Ending balance	$2,483	$2,624	$(2,648)

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2010 and 2009.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$45,432			$45,432
Other real estate owned (collateral dependent)	$6,314			$6,314

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$75,802			$75,802
Other real estate owned (collateral dependent)	$5,193			$5,193

Impaired Loans (collateral dependent) and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2010, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

The estimated fair values of the Corporation’s financial instruments are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets at December 31:
Cash and Due from Banks	$58,307	$58,307	$179,147	$179,147
Interest-bearing Time Deposits	65,216	65,216	74,025	74,025
Investment Securities Available for Sale	539,370	539,370	413,607	413,607
Investment Securities Held to Maturity	287,427	286,270	149,510	147,336
Mortgage Loans Held for Sale	21,469	21,469	8,036	8,036
Loans	2,752,706	2,715,924	3,177,657	3,138,134
FRB and FHLB Stock	33,884	33,884	38,576	38,576
Interest Rate Swap Asset	5,111	5,111	2,624	2,624
Interest Receivable	18,674	18,674	20,818	20,818
Liabilities at December 31:
Deposits	$3,268,880	$3,280,489	$3,536,536	$3,458,754
Borrowings:
Securities Sold Under Repurchase Agreements	109,871	110,494	125,687	125,977
FHLB Advances	82,684	87,463	129,749	136,863
Subordinated Debentures, Revolving Credit Lines and Term Loans	226,440	176,259	194,790	148,618
Interest Rate Swap Liability	3,876	3,876	2,648	2,648
Interest Payable	4,262	4,262	5,711	5,711

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

Loans:  The fair value for loans is estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. See Impaired Loans above.

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

Derivative Instruments:  The fair value of the derivatives, consisting of interest rate swaps, reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation:

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Cash	$31,382	$29,656
Investment in Subsidiaries	570,865	542,576
Goodwill	448	448
Other Assets	8,968	17,307
Total Assets	$611,663	$589,987
Liabilities
Borrowings	$147,188	$115,826
Other Liabilities	10,067	10,376
Total Liabilities	157,255	126,202
Stockholders' Equity	454,408	463,785
Total Liabilities and Stockholders' Equity	$611,663	$589,987

CONDENSED STATEMENTS OF OPERATIONS

	December 31,
	2010	2009	2008
Income
Dividends from Subsidiaries	$3,256	$14,224	$24,528
Administrative Services Fees from Subsidiaries	28,489	22,153	18,252
Other Income	190	1,656	3,316
Total Income	31,935	38,033	46,096
Expenses
Amortization of Fair Value Adjustments
Interest Expense	6,816	5,772	6,870
Salaries and Employee Benefits	25,884	22,259	18,325
Net Occupancy Expenses	1,907	1,742	1,286
Equipment Expenses	4,306	4,112	3,895
Telephone Expenses	918	1,078	910
Postage and Courier Expenses	1,786	1,653	1,807
Other Expenses	5,382	5,901	3,656
Total Expenses	46,999	42,517	36,749

Income (Loss) Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	(15,064)	(4,484)	9,347
Income Tax Benefit	5,970	4,948	5,436
Income (Loss) Before Equity in Undistributed Income of Subsidiaries	(9,094)	464	14,783
Equity in Undistributed (Distributions in Excess of) Income of Subsidiaries	16,003	(41,227)	5,855
Net Income (Loss)	6,909	(40,763)	20,638
Gain on Exchange of Preferred Stock	10,052
Preferred stock dividends and discount accretion	(5,239)	(4,979)
Net Income (Loss) available to Common Stockholders	$11,722	$(45,742)	$20,638

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

CONDENSED FINANCIAL INFORMATION (parent company only) continued

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net Income	$6,909	$(40,763)	$20,638
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Amortization
Share-based Compensation	1,750	2,294	1,898
Tax Benefit from Share Based Compensation	50	(60)	(156)
Distributions in Excess of (Equity in Undistributed) Income of Subsidiaries	(16,003)	41,227	(5,855)
Net Change in:
Other Assets	3,309	(2,315)	(2,307)
Other Liabilities	(744)	(19,866)	(539)
Investment in Subsidiaries - Operating Activities	(20)	4,809	(7,510)
Net Cash Provided by Operating Activities	(4,749)	(14,674)	6,169
Investing Activities - Investment in Subsidiaries	(12,500)	(58,000)	388
Net Cash Provided (Used) by Investing Activities	(12,500)	(58,000)	388
Financing Activities:
Cash Dividends	(5,920)	(14,254)	(16,775)
Borrowings			45,000
Repayment of Borrowings		(20,000)	(25,000)
Preferred stock issued under Capital Purchase Program		116,000
Common Stock Issued	24,150
Stock Issued Under Employee Benefit Plans	582	825	773
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan	91	527	1,021
Stock Options Exercised			1,633
Tax Benefit from Share Based Compensation	(50)	60	156
Stock Redeemed	(76)	(193)	(2,188)
Other	198		(4)
Net Cash used by Financing Activities	18,975	82,965	4,616
Net Change in Cash	1,726	10,291	11,173
Cash, Beginning of the Year	29,656	19,365	8,192
Cash, End of Year	$31,382	$29,656	$19,365

NOTE 22

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2010 and 2009:

Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Realized and Unrealized Gains(Losses) on Available for Sale Securities	Gain on Exchange of Preferred Stock for Trust Preferred Debt	Preferred Stock Dividends and Discount Accretion	Net Income (Loss) Available to Common Stockholders	Average Shares Outstanding		Net Income Per Share
									Basic	Diluted	Basic	Diluted
2010:
March	$51,699	$15,484	$36,215	$13,869	$1,354		$1,450	$136	21,373,405	21,462,175	$0.01	$0.01
June	50,491	14,312	36,179	15,015	(143)	$10,052	1,443	8,266	25,523,145	25,633,452	$0.35	$0.35
September	49,431	13,749	35,682	10,521	(654)		870	765	25,550,222	25,685,538	$0.02	$0.02
December	47,957	12,464	35,493	7,078	1,305		1,476	2,555	25,571,893	25,737,352	$0.10	$0.10
	$199,578	$56,009	$143,569	$46,483	$1,862	$10,052	$5,239	$11,722	24,519,033	24,642,425	$0.48	$0.48

2009:
March	$60,127	$21,628	$38,499	$12,921	$2,314		$628	$3,489	21,022,505	21,093,367	$0.17	$0.17
June	59,070	20,636	38,434	58,995	(891)		1,450	(31,179)	21,060,219	21,060,219	$(1.49)	$(1.49)
September	57,173	18,325	38,848	24,240	3,984		1,450	(6,380)	21,169,618	21,169,618	$(0.30)	$(0.30)
December	54,069	16,504	37,565	26,020	(995)		1,451	(11,672)	21,211,463	21,211,463	$(0.55)	$(0.55)
	$230,439	$77,093	$153,346	$122,176	$4,412		$4,979	$(45,742)	21,116,616	21,116,616	$(2.17)	$(2.17)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 23

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Corporation is exposed to certain risks arising from both its business operations and economic conditions.  The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments.  Specifically, the Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash payments principally related to certain variable-rate liabilities.  The Corporation also has derivatives that are a result of a service the Corporation provides to certain qualifying customers, and, therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities.  The Corporation manages a matched book with respect to its derivative instruments offered as a part of this service to its customers in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2010 and December 31, 2009.

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$1,393	Other Assets	$-	Other Liabilities	$-	Other Liabilities	$-

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,718	Other Assets	$2,624	Other Liabilities	$3,876	Other Liabilities	$(2,648)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.  As of December 31, 2010, the Corporation had one interest rate swap with a notional of $13 million and one interest rate cap with a notional of $13 million that were designated as cash flow hedges.  As of December 31, 2009, the Corporation did not have any outstanding derivatives designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the forecasted variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows convert from a fixed rate to variable rate in September 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2010, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  In the first quarter of 2008, the Corporation terminated three interest rate floors and has subsequently reclassified the amounts in accumulated other comprehensive income to interest income.  For the year ended December 31, 2009, the Corporation reclassified gains of $954,000 to interest income related to the floors.  In addition, for the year ended December 31, 2009, the Corporation accelerated gains of $481,000 from accumulated other comprehensive income to earnings as a result of the hedged forecasted transactions relating to the Corporation’s previously designated interest rate floors becoming probable not to occur.  All amounts in accumulated other comprehensive income related to the interest rate floors were reclassified prior to December 31, 2009.  During the next twelve months, the Corporation does not expect to reclassify any amounts from accumulated other comprehensive income to interest expense as the current designated hedges do not become effective until September 2012.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 23

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES continued

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2010, the notional amount of customer-facing swaps was approximately $83,889,000.  This amount is offset with third party counterparties, as described above.  During the years ended December 31, 2010, the Corporation recognized a net loss of $134,000 and a net gain of $106,000, respectively, related to the changes in fair value of these swaps.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the twelve months ended December 31, 2010	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the twelve months ended December 31, 2009
Interest Rate Products	Interest Income	$-	$954
	Other Income	442	481
		$442	$1,435

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the twelve months ended December 31, 2010	Amount of Gain (Loss) Recognized in Income on Derivative for the twelve months ended December 31, 2009
Interest Rate Contracts	Other income	$(134)	$106

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well / adequate capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts.

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations.

As of December 31, 2010, the termination value of derivatives in a net liability position related to these agreements was $2,517,000. As of December 31, 2010, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2,177,000. If the Corporation had breached any of these provisions at December 31, 2010, it could have been required to settle its obligations under the agreements at their termination value.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 24

ACCOUNTING MATTERS

FASB ASU 2009-16, Transfers and Servicing (Topic 860); Accounting for Transfers of Financial Assets –  ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Corporation adopted ASU 2009-16 effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Corporation’s disclosures about fair value measurements are presented in Note 20 Fair Value of Financial Instruments.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Corporation’s financial statement disclosure upon adoption of this ASU.

ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.   ASU 2010-09 amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance for the Corporation.

FASB ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.  This update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  The Corporation has adopted ASU 2010-18, but does not anticipate that its adoption will have an impact on its financial statements.

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

For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  There was no significant effect to the Corporation’s financial statement disclosure upon adoption of this ASU.

ASU No. 2011-01; The amendments in ASU No. 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2010, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2010 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2010, which appears below.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchant Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Responsibility.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated March 16, 2011, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana
March 16, 2011

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation’s Proxy Statement dated March 24, 2011 furnished to its stockholders in connection with an annual meeting to be held May 3, 2011 (the “2011 Proxy Statement”), under the captions "BOARD OF DIRECTORS”; “CORPORATE GOVERNANCE”; "BOARD COMMITTEES - AUDIT COMMITTEE"; and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, “Supplemental Information  - Executive Officers of the Registrant” on this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Accounting Officer, Corporate Controller and Corporate Treasurer. It is part of the Corporation’s Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation’s website, which can be accessed at http://www.firstmerchants.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation’s 2011 Proxy Statement, under the captions, "BOARD COMMITTEES - COMPENSATION AND HUMAN RESOURCES COMMITTEE - Compensation and Human Resources Committee Interlocks and Insider Participation and Compensation and Human Resources Committee Report"; "BOARD COMMITTEES - RISK AND CREDIT POLICY COMMITTEE"; "COMPENSATION OF EXECUTIVE OFFICERS"; and "COMPENSATION OF DIRECTORS" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s 2011 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s 2010 Proxy Statement, under the captions, "CORPORATE GOVERNANCE - BOARD INDEPENDENCE"; and "TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation’s 2011 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2010 and 2009
Consolidated statements of income, years ended December 31, 2010, 2009 and 2008
Consolidated statements of comprehensive income, years ended December 31, 2010, 2009 and 2008
Consolidated statements of stockholders' equity, years ended December 31, 2010, 2009 and 2008
Consolidated statements of cash flows, years ended December 31, 2010, 2009 and 2008
Notes to consolidated financial statements

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

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
4.8	Amended and Restated Declaration of Trust, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.9	Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.10	First Supplemental Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.11	Guarantee Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.12	Form of Capital Securities Certificate of First Merchants Capital Trust III (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 11, 2011 (1) (2)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008) (1)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006 (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006) (1)
10.4	First Merchants Corporation Change of Control Agreement with Michael C. Rechin dated December 13, 2005 (Incorporated by reference to registrant's Form 8-K filed on December 19, 2005) (1)
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

10.12	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (1)
10.13	First Merchants Corporation 2009 Long-Term Equity Incentive Plan effective May 6, 2009 (Incorporated by reference to registrant's form 8-K filed on May 11, 2009) (1)
10.14	First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.15	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.16	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (1)
10.17
Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

10.18	Form of Senior Executive Officer Letter Agreement dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.19	Form of Waiver dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
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

10.22	Exchange Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
21	Subsidiaries of Registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm's report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (2)
99.2	Certification of Principal Executive Officer and Principal Financial Officer required under §111(b)(4) of the EESA
(1) Management contract or compensatory plan.
(2) Filed herewith

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2011.

FIRST MERCHANTS CORPORATION

By: /s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 16th day of March, 2011.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive President and Chief
Officer (Principal Financial Officer
Executive Officer) (Principal Financial
and Accounting Officer)

__________________	/s/ Michael C. Rechin
Thomas B. Clark, Director	Michael C. Rechin, Director

/s/ Jerry R. Engle*	/s/ Charles E. Schalliol*
Jerry R. Engle, Director	Charles E. Schalliol, Director

/s/ Roderick English*	/s/ Patrick A. Sherman*
Roderick English, Director	Patrick A. Sherman, Director

/s/ Dr. Jo Ann Gora*	__________________
Dr. Jo Ann M. Gora, Director	Terry L. Walker, Director

/s/ William L. Hoy*	/s/ Jean L. Wojtowicz*
William L. Hoy, Director	Jean L. Wojtowicz, Director

/s/ Barry J. Hudson*
Barry J. Hudson, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

By:  /s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact
March 16, 2011

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

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
4.8	Amended and Restated Declaration of Trust, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.9	Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.10	First Supplemental Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.11	Guarantee Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.12	Form of Capital Securities Certificate of First Merchants Capital Trust III (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 11, 2011 (1) (2)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008) (1)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated February 14, 2006 (Incorporated by reference to registrant's Form 8-K filed on March 9, 2006) (1)
10.4	First Merchants Corporation Change of Control Agreement with Michael C. Rechin dated December 13, 2005 (Incorporated by reference to registrant's Form 8-K filed on December 19, 2005) (1)
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

10.12	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (1)
10.13	First Merchants Corporation 2009 Long-Term Equity Incentive Plan effective May 6, 2009 (Incorporated by reference to registrant's form 8-K filed on May 11, 2009) (1)
10.14	First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.15	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.16	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (1)
10.17
Letter Agreement dated February 20, 2009, between First Merchants Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached thereto (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)

10.18	Form of Senior Executive Officer Letter Agreement dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
10.19	Form of Waiver dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
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

10.22	Exchange Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
21	Subsidiaries of Registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm's report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (2)
99.2	Certification of Principal Executive Officer and Principal Financial Officer required under §111(b)(4) of the EESA
(1) Management contract or compensatory plan.
(2) Filed herewith

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT 10-1
First Merchants Corporation
Senior Management Incentive
Compensation Program
Approved February 11, 2011

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

This plan will be administered solely by the Compensation and Human Resources Committee (Committee) of the Board, with supporting documentation and recommendations provided by the Chief Executive Officer (CEO) of FMC.  The Committee will annually review the targets for applicability and competitiveness.

The Committee will have the authority to: (a) modify the formal plan document; (b) make the final award determinations; (c) set conditions for eligibility and awards; (d) define extraordinary accounting events in calculating earnings; (e) establish future payout schedules; (f) determine circumstances/causes for which payouts can be withheld; and (g) abolish the plan.  No payout will be earned unless and until it is formally approved by the Committee.

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

Participants will be disqualified if their individual overall performance is rated unsatisfactory; that is, either “improvement needed” or “unacceptable.”  Additional disqualifiers will be added based on the position, role and level of influence on results.

Participant lists will be reviewed annually by the Committee.

IV.        Implementation Parameters

A.	The FMC CEO and EVP earnings component payouts will be determined by FMC EPS calculated on a diluted GAAP basis.

Payouts to affiliate participants on their respective company earnings component will be determined by “operating earnings” (net income plus or minus non-operating items including goodwill amortization and corporate administrative charges), except that payouts to FMIG and FMTC participants will be determined by changes in “operating earnings.”

B.	When utilized, balanced scorecards will be tailored to each unit incorporating a specific weighting on various operating initiatives as set by the CEO, EVP’s and SVP of HR.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

Exhibit 10-1 continued

V.  Plan Structure

All payouts will be determined from the schedule for EPS (Section VI.B.or VI.C.).  Participants will be notified in writing at the beginning of the plan year.

	A	B	C	D	E
Target %:	45%	40%	25% - 30%	15% - 20%	10%- 15%
Participants:	FMC CEO	FMC EVP	• Executive Officers • Non-Bank Presidents • Regional Presidents	• Selected Senior Leadership	• Department Heads • Division Heads • Other Management Leadership
Incentive Components:	Operating EPS at 100% (calculated on GAAP basis)	Operating EPS at 100% (calculated on GAAP basis)
Non-Bank participants:
EPS at 80%;

Consolidated Efficiency Ratio at 20%

Bank Participants:
Balanced Scorecard

Trust & Insurance participants:
Change in Agency/Trust Operating Revenue at 30%;

EPS at 40%

Pre-tax Net Income Growth Ratio at 30%

Non-Bank participants:
EPS at 80%;

Consolidated Efficiency Ratio at 20%

Bank Participants:
Balanced Scorecard

Trust & Insurance participants:
Change in Agency/Trust Operating Revenue at 30%;

EPS at 40%

Pre-tax Net Income Growth Ratio at 30%

Non-Bank participants:
EPS at 80%;

Consolidated Efficiency Ratio at 20%

Bank Participants:
Balanced Scorecard

Trust & Insurance participants:
Change in Agency/Trust Operating Revenue at 30%;

EPS at 40%

Pre-tax Net Income Growth Ratio at 30%

VI.  Supporting Parameters

A.	Where individual components are applicable, they must be measurable with both beginning points and standard targets cited.

B.	Schedule Determining EPS on a diluted GAAP basis* payouts

	$ Actual	Payout %
	<$0.34	0%
	0.34	30%
	0.39	40%
	0.44	50%
	0.49	60%
	0.54	70%
	0.59	80%
	0.64	90%
Target	0.69	100%
	0.74	110%
	0.79	120%
	0.84	130%
	0.89	140%
	0.94	150%
	0.99	160%
	1.04	170%
	1.09	180%
	1.14	190%
	1.19	200%

* Earnings Per Share adjusted for any unplanned extraordinary income or expenses, all as determined by the Committee.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

Exhibit 10-1 continued

C.	Schedule Determining Operating Earnings Payouts for FMTC and FMIS

	Operating Earnings % Change*	Payout %
	<10%	0%
	10%	40%
	12.5%	50%
	15%	60%
	17.5%	70%
	20%	80%
	22.5%	90%
Target	25%	100%
	27.5%	110%
	30%	120%
	32.5%	130%
	35.0%	140%
	37.5%	150%
	40%	160%
	42.5%	170%
	45%	180%
	47.5%	190%
	=>50%	200%

*
Operating earnings adds back charges for amortization of goodwill and other non-operating expenses and excludes unplanned extraordinary income or expenses, all as determined by the Committee.  Operating earnings will also be normalized for subsidiary acquisitions.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-21
SUBSIDIARIES OF THE REGISTRANT

EXHIBIT 21-SUBSIDIARIES OF THE REGISTRANT

Name	Jurisdiction of Incorporation
First Merchants Bank, National Association	U.S.
First Merchants Capital Trust II	Delaware
First Merchants Capital Trust III	Delaware
First Merchants Capital Trust IV	Delaware
First Merchants Capital Trust V	Delaware
First Merchants Insurance Services, Inc.	Indiana
First Merchants Reinsurance Co. Ltd.	Providencials Turkes and Caicos, Island
FMB Portfolio Management, Inc.	Delaware
CNBC Statutory Trust I	Connecticut
GS Asset Management, LLC	Indiana
TC Realty Associates, LLC	Indiana

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-23
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-50484, 333-80117 and 333-159643)  and Form S-3 (File Nos. 033-45393 and 333-158334) of First Merchants Corporation (the "Corporation") of our reports dated March 16, 2011 on the consolidated financial statements of the Corporation as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and on our audit of internal control over financial reporting of the Corporation as of December 31, 2010, which reports are included in this Annual Report on Form 10-K.

/s/ BKD, LLP

Indianapolis, Indiana
March 16, 2011

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

Dated: March 16, 2011

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive President and Chief
Officer (Principal Financial Officer
Executive Officer) (Principal Financial
and Accounting Officer)

_______________	/s/ Michael C. Rechin
Thomas B. Clark, Director	Michael C. Rechin, Director

/s/ Jerry R. Engle*	/s/ Charles E. Schalliol*
Jerry R. Engle, Director	Charles E. Schalliol, Director

/s/ Roderick English*	/s/ Patrick A. Sherman*
Roderick English, Director	Patrick A. Sherman, Director

/s/ Dr. Jo Ann Gora*	__________________
Dr. Jo Ann M. Gora, Director	Terry L. Walker, Director

/s/ William L. Hoy*	/s/ Jean L. Wojtowicz*
William L. Hoy, Director	Jean L. Wojtowicz, Director

/s/ Barry J. Hudson*
Barry J. Hudson, Director

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

Date:  March 16, 2011

By: /s/ Michael C. Rechin
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

Date:  March 16, 2011

By: /s/ Mark K. Hardwick
________________________
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of First Merchants Corporation (the “Corporation”) on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date:  March 16, 2011                                            By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

In connection with the annual report of First Merchants Corporation (the “Corporation”) on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date:  March 16, 2011                                            By: /s/ Mark K. Hardwick
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

The annual financial statements and independent registered public accounting firm's report thereon for First Merchants Corporation  Employee Stock Purchase Plan for the year ending December 31, 2010, will be filed as an amendment to the 2010 Annual Report on Form 10-K.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

EXHIBIT-99.2

Certification of Principal Executive Officer and Principal Financial Officer
required under §111(b)(4) of the EESA

The undersigned Principal Executive Officer and Principal Financial Officer of First Merchants Corporation (the “Corporation”) hereby certify, based on their knowledge, that:

(i) The compensation committee of the Corporation has discussed, reviewed, and evaluated with senior risk officers at least every six months during the most recently completed fiscal year which was a TARP period (the “applicable period”), the senior executive officer (SEO) compensation plans and the employee compensation plans and the risks these plans pose to the Corporation;

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

(v) The compensation committee of the Corporation will provide a narrative description of how it limited during the applicable period the features in

(A) SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of the Corporation;

(B) Employee compensation plans that unnecessarily expose the Corporation to risks; and

(C) Employee compensation plans that could encourage the manipulation of reported earnings of the Corporation to enhance the compensation of an employee;

(vi) The Corporation has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or “clawback” provision during the applicable period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) The Corporation has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the applicable period;

(viii) The Corporation has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the during the applicable period;

(ix) The Corporation and its employees have complied with the excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, during the applicable period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility were properly approved;

(x) The Corporation will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the applicable period;

(xi) The Corporation will disclose the amount, nature, and justification for the offering during the applicable period of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (viii);

(xii) The Corporation will disclose whether the Corporation, the board of directors of the Corporation, or the compensation committee of the Corporation has engaged during the applicable period, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) The Corporation has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the applicable period;

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

Date:   March 16, 2011
By: /s/ Michael C. Rechin
_____________________________
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date:  March 16, 2011
By: /s/ Mark K. Hardwick
_____________________________
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)