Form 10-Q
period 2011-03-31
FIRST MERCHANTS CORP
filed 2011-05-10
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 25,651,581 outstanding common shares, of the registrant.

FIRST MERCHANTS CORPORATION
FORM 10Q

FIRST MERCHANTS CORPORATION
FORM 10Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$44,283	$50,844
Federal funds sold	6,092	7,463
Cash and cash equivalents	50,375	58,307
Interest-bearing time deposits	61,843	65,216
Investment securities available for sale	575,546	539,370
Investment securities held to maturity	310,483	287,427
Mortgage loans held for sale	2,111	21,469
Loans, net of allowance for loan losses of $80,936 and $82,977	2,683,192	2,752,706
Premises and equipment	51,818	52,450
Federal Reserve and Federal Home Loan Bank stock	33,801	33,884
Interest receivable	17,583	18,674
Core deposit intangibles	11,561	12,662
Goodwill	141,357	141,357
Cash surrender value of life insurance	102,309	96,731
Other real estate owned	17,056	20,927
Tax asset, deferred and receivable	38,224	45,623
Other assets	19,916	24,045
TOTAL ASSETS	$4,117,175	$4,170,848
LIABILITIES
Deposits:
Noninterest-bearing	$586,973	$583,696
Interest-bearing	2,565,363	2,685,184
Total Deposits	3,152,336	3,268,880
Borrowings:
Securities sold under repurchase agreements	115,684	109,871
Federal Home Loan Bank advances	104,697	82,684
Subordinated debentures, revolving credit lines and term loans	226,400	226,440
Total Borrowings	446,781	418,995
Interest payable	3,117	4,262
Other liabilities	52,419	24,303
Total Liabilities	3,654,653	3,716,440
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 69,600 shares	67,998	67,880
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 25,650,057 and 25,574,251 shares	3,206	3,197
Additional paid-in capital	233,032	232,503
Retained earnings	165,075	160,860
Accumulated other comprehensive loss	(6,914)	(10,157)
Total Stockholders' Equity	462,522	454,408
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,117,175	$4,170,848

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME
Loans receivable:
Taxable	$38,738	$45,448
Tax exempt	102	277
Investment securities:
Taxable	4,547	2,891
Tax exempt	2,553	2,646
Federal funds sold	2	17
Deposits with financial institutions	83	60
Federal Reserve and Federal Home Loan Bank stock	341	360
Total Interest Income	46,366	51,699
INTEREST EXPENSE
Deposits	6,866	11,495
Federal funds purchased	3
Securities sold under repurchase agreements	378	499
Federal Home Loan Bank advances	1,001	1,564
Subordinated debentures, revolving credit lines and term loans	2,641	1,926
Total Interest Expense	10,889	15,484
NET INTEREST INCOME	35,477	36,215
Provision for loan losses	5,594	13,869
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,883	22,346
OTHER INCOME
Service charges on deposit accounts	2,779	3,262
Fiduciary activities	2,036	2,060
Other customer fees	2,235	2,498
Commission income	1,888	1,989
Earnings on cash surrender value of life insurance	578	508
Net gains and fees on sales of loans	1,873	1,149
Net realized gains on sales of available for sale securities	463	1,842
Other-than-temporary impairment on available for sale securities	(5,687)	(1,179)
Portion of loss recognized in other comprehensive income before taxes	5,287	691
Net impairment losses recognized in earnings	(400)	(488)
Other income	406	144
Total Other Income	11,858	12,964
OTHER EXPENSES
Salaries and employee benefits	17,176	17,562
Net occupancy	2,745	2,851
Equipment	1,783	1,853
Marketing	382	429
Outside data processing fees	1,445	1,280
Printing and office supplies	288	318
Core deposit amortization	1,101	1,207
FDIC assessments	2,104	1,722
Other real estate owned and credit-related expenses	3,195	2,685
Other expenses	3,662	4,733
Total Other Expenses	33,881	34,640
INCOME BEFORE INCOME TAX	7,860	670
Income tax expense (benefit)	2,399	(916)
NET INCOME	5,461	1,586
Preferred stock dividends and discount accretion	(988)	(1,450)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,473	$136
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.17	$0.01
Diluted Net Income Available to Common Stockholders	$0.17	$0.01
Cash Dividends Paid	$0.01	$0.01
Average Diluted Shares Outstanding (in thousands)	25,763	21,462

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income	$5,461	$1,586
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising during the period, net of
income tax of $(2,570) and $(994)	4,773	1,846
Unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been
recognized in income, net of tax of $840 and $243	(1,560)	(452)
Unrealized gains on cash flow hedges:
Unrealized gains arising during the period, net of
income tax of $(51) and $0	87
Amortization of items previously recorded in accumulated
other comprehensive income/(losses), net of income tax of $10 and $(15)	(17)	23
Reclassification adjustment for gains included in net income
net of income tax expense of $22 and $474	(40)	(880)
	3,243	537
Comprehensive income	$8,704	$2,123

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2011	March 31, 2010

Net unrealized gain on securities available for sale	$6,499	$5,140

Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,560)	(452)

Net unrealized gain on cash flow hedges	375

Defined benefit plans	(12,228)	(12,977)

	$(6,914)	$(8,289)

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred		Common Stock		Additional Paid in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount		Retained Earnings		Total
Balances, December 31, 2010	69,725	$68,005	25,574,251	$3,197	$232,503	$160,860	$(10,157)	$454,408
Comprehensive Income
Net Income						5,461		5,461
Other Comprehensive Income, net of tax							3,243	3,243
Cash Dividends on Common Stock ($.01 per Share)						(258)		(258)
Cash Dividends on Preferred Stock under Capital Purchase Program						(870)		(870)
Accretion of Discount on Preferred Stock		118				(118)
Share-based Compensation			50,220	6	362			368
Stock Issued Under Employee Benefit Plans			37,244	5	269			274
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			2,186		18			18
Stock Redeemed			(13,844)	(2)	(120)			(122)
Balances, March 31, 2011	69,725	$68,123	25,650,057	$3,206	233,032	$165,075	(6,914)	$462,522

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	March 31,
	2011	2010
Cash Flow From Operating Activities:
Net income	$5,461	$1,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,594	13,869
Depreciation and amortization	1,316	1,447
Share-based compensation	368	485
Tax expense (benefit) from stock compensation		48
Mortgage loans originated for sale	(66,489)	(37,492)
Proceeds from sales of mortgage loans	85,847	41,882
Gains on sales of securities available for sale	(463)	(1,842)
Recognized loss on other-than-temporary-impairment	400	488
Change in interest receivable	1,091	1,286
Change in interest payable	(1,145)	(899)
Other adjustments	12,858	10,002
Net cash provided by operating activities	$44,838	$30,860
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$3,373	$(83,710)
Purchases of:
Securities available for sale	(54,983)	(95,265)
Securities held to maturity	(2,451)	(17,120)
Proceeds from sales of securities available for sale	10,536	42,743
Proceeds from maturities of:
Securities available for sale	12,729	20,757
Securities held to maturity	7,772	2,825
Proceeds from redemptions of Federal Reserve and Federal Home Loan Bank stock	83	1,855
Purchase of bank owned life insurance	(5,000)
Net change in loans	59,345	107,709
Proceeds from the sale of other real estate owned	6,182	5,543
Other adjustments	(684)	(74)
Net cash provided by (used in) investing activities	$36,902	$(14,737)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$(43,550)	$(41,836)
Certificates of deposit and other time deposits	(72,994)	(96,914)
Borrowings	30,817	4
Repayment of borrowings	(2,987)	(19,349)
Cash dividends on common stock	(258)	(215)
Cash dividends on preferred stock	(870)	(1,450)
Stock issued in private equity placement		24,150
Stock issued under dividend reinvestment and stock purchase plans	292	180
Tax (expense) benefit from stock options exercised		(48)
Stock redeemed	(122)	(69)
Net cash used in financing activities	$(89,672)	$(135,547)
Net Change in Cash and Cash Equivalents	(7,932)	(119,424)
Cash and Cash Equivalents, January 1	58,307	179,147
Cash and Cash Equivalents, March 31	$50,375	$59,723
Additional cash flow information:
Interest paid	$12,042	$16,383
Income tax refunded	$(3,486)	$(6,054)
Loans transferred to other real estate owned	$4,575	$10,107
Non-cash investing activities using trade date accounting	$28,829	$28,308

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the year.

NOTE 2. Investment Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2011
U.S. Government-sponsored agency securities	$99	$12		$111
State and municipal	229,337	10,642	$158	239,821
Mortgage-backed securities	329,725	4,540	2,085	332,180
Corporate obligations	5,521		5,352	169
Equity securities	3,265			3,265
Total available for sale	567,947	15,194	7,595	575,546
Held to maturity at March 31, 2011
State and municipal	12,260	601	2	12,859
Mortgage-backed securities	298,223	2,901	2,996	298,128
Total held to maturity	310,483	3,502	2,998	310,987
Total Investment Securities	$878,430	$18,696	$10,593	$886,533

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
U.S. Government-sponsored agency securities	$600	$16		$616
State and municipal	233,622	7,108	$740	239,990
Mortgage-backed securities	293,311	4,293	2,287	295,317
Corporate obligations	5,856		5,674	182
Equity securities	3,265			3,265
Total available for sale	536,654	11,417	8,701	539,370
Held to maturity at December 31, 2010
State and municipal	10,070	389	5	10,454
Mortgage-backed securities	277,357	2,064	3,605	275,816
Total held to maturity	287,427	2,453	3,610	286,270
Total Investment Securities	$824,081	$13,870	$12,311	$825,640

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Investment Securities continued

The amortized cost and fair value of available for sale securities and held to maturity securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2011:
Due in one year or less	$4,868	$4,904	$3,704	$3,731
Due after one through five years	16,261	16,904	1,075	1,114
Due after five through ten years	49,409	52,515	4,836	5,113
Due after ten years	164,420	165,779	2,645	2,901
	$234,958	$240,102	$12,260	$12,859

Mortgage-backed securities	329,724	332,179	298,223	298,128
Equity securities	3,265	3,265

Total Investment Securities	$567,947	$575,546	$310,483	$310,987

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $634,492,000 at March 31, 2011, and $271,091,000 at December 31, 2010.

The book value of securities sold under agreements to repurchase amounted to $91,346,000 at March 31, 2011, and $84,965,000 at December 31, 2010.

For the three months ended March 31, 2011 and 2010 gross gains of $463,000 and $1,842,000 were realized from sales and redemptions of available for sale securities.  There were no gross losses resulting from sales and redemptions of available for sale securities realized for the three months ended March 31, 2011 and 2010. The Corporation has recognized an other-than-temporary impairment (“OTTI”) loss of $400,000 and $488,000 in the three months ended March 31, 2011 and 2010, equal to the credit loss, establishing a new, lower amortized cost basis.

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  The historical cost of these investments totaled $279,691,000 and $273,853,000 at March 31, 2011, and December 31, 2010, respectively.  Total fair value of these investments at March 31, 2011, and December 31, 2010, was $269,098,000 and $261,542,000, which is approximately 30.4 percent and 31.6 percent of the Corporation’s available for sale and held to maturity investment portfolio at March 31, 2011, and December 31, 2010.

Except as discussed below, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the OTTI is identified.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Investment Securities continued

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011, and December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at March 31, 2011
State and municipal	$17,070	$(160)			$17,070	$(160)
Mortgage-backed securities	251,890	(5,081)			251,890	(5,081)
Corporate obligations			$138	$(5,352)	138	(5,352)
Total Temporarily Impaired Investment Securities	$268,960	$(5,241)	$138	$(5,352)	$269,098	$(10,593)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2010
State and municipal	$31,796	$(745)			$31,796	$(745)
Mortgage-backed securities	229,441	(5,892)	$154		229,595	(5,892)
Corporate obligations			151	$(5,674)	151	(5,674)
Total Temporarily Impaired Investment Securities	$261,237	$(6,637)	$305	$(5,674)	$261,542	$(12,311)

Mortgage-backed Securities

The unrealized losses of $5.1 million on the Corporation’s investment in mortgage-backed securities were a result of changes in interest rates.  The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2011.

State and Political Subdivisions

The unrealized losses of $160,000 on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Investment Securities continued

Corporate Obligations

The Corporation’s unrealized losses on pooled trust preferred securities total $5.4 million on a book value of $5.5 million at March 31, 2011. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation has recognized an OTTI loss of $400,000 in the first quarter of 2011, equal to the credit loss, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at March 31, 2011.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in 2011	Accumulated Credit Losses in 2010
Credit losses on debt securities held:
Balance, January 1	$10,955	$9,411
Additions related to other-than-temporary losses not previously recognized	400	488
Balance, March 31	$11,355	$9,899

NOTE 3. Loans and Allowance

The following table shows the composition of the Corporation’s loan portfolio for the periods indicated:

	March 31,	December 31,
	2011	2010
Loans:
Commercial and industrial loans	$529,110	$530,322
Agricultural production financing and other loans to farmers	89,032	95,516
Real estate loans:
Construction	103,956	106,615
Commercial and farm land	1,199,078	1,229,037
Residential	699,773	724,020
Individual's loans for household and other personal expenditures	104,701	115,295
Lease financing receivables, net of unearned income	4,706	5,157
Other loans	33,772	29,721
	2,764,128	2,835,683
Allowance for loan losses	(80,936)	(82,977)
Total Loans	$2,683,192	$2,752,706

Residential Real Estate Loans Held for Sale at March 31, 2011 and December 31, 2010 were $2,111,000 and $21,469,000, respectively.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The following tables summarize changes in the allowance for loan losses by loan segment for the periods indicated:

	Three Months Ended March 31, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$32,508	$36,341	$3,622	$10,408	$98	$82,977
Provision for losses	(1,881)	6,926	(215)	842	(78)	5,594
Recoveries on loans	646	321	286	472	1	1,726
Loans charged off	(1,067)	(6,348)	(595)	(1,351)		(9,361)
Balances, March 31, 2011	$30,206	$37,240	$3,098	$10,371	$21	$80,936

	Three Months Ended March 31, 2010
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$48,771	$30,188	$2,242	$10,751	$179	$92,131
Provision for losses	(618)	12,787	245	1,422	33	13,869
Recoveries on loans	263	114	215	240		832
Loans charged off	(13,199)	(3,113)	(596)	(1,302)	(54)	(18,264)
Balances, March 31, 2010	$35,217	$39,976	$2,106	$11,111	$158	$88,568

The following table shows the Corporation’s allowance for credit losses and loan portfolio by loan segment for the periods indicated:

	March 31, 2011
	Commercial	Commercial Real Estate	Consumer		Residential	Finance Leases		Total
Allowance Balances:
Individually evaluated for impairment	$8,187	$7,155	$		$507	$		$15,849
Collectively evaluated for impairment	22,019	30,085		3,098	9,864		21	65,087
Total Allowance for Loan Losses	$30,206	$37,240		$3,098	$10,371		$21	$80,936

Loan Balances (includes loans held for sale):
Individually evaluated for impairment	$27,317	$71,047	$		$8,515	$		$106,879
Collectively evaluated for impairment	624,597	1,231,987		104,701	691,258		4,706	2,657,249
Total Loans	$651,914	$1,303,034		$104,701	$699,773		$4,706	$2,764,128

	December 31, 2010
	Commercial	Commercial Real Estate	Consumer		Residential	Finance Leases		Total
Allowance Balances:
Individually evaluated for impairment	$5,726	$7,545	$		$643	$		$13,914
Collectively evaluated for impairment	26,782	28,796		3,622	9,765		98	69,063
Total Allowance for Loan Losses	$32,508	$36,341		$3,622	$10,408		$98	$82,977

Loan Balances (includes loans held for sale):
Individually evaluated for impairment	$28,965	$77,705	$		$9,534	$		$116,204
Collectively evaluated for impairment	626,594	1,257,947		115,295	714,486		5,157	2,719,479
Total Loans	$655,559	$1,335,652		$115,295	$724,020		$5,157	$2,835,683

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

Information on non-performing assets, including non-accruing, real estate owned and renegotiated loans, plus accruing loans contractually past due 90 days or more, is summarized below:

	March 31,	December 31,
	2011	2010
Non-Performing Assets:
Non-accrual loans	$87,712	$90,591
Renegotiated loans	2,125	7,139
Non-performing loans (NPL)	89,837	97,730
Real estate owned and repossessed assets	17,056	20,927
Non-performing assets (NPA)	106,893	118,657
90+ days delinquent and still accruing	752	1,330
NPAs & 90+ days delinquent	$107,645	$119,987

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable.

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	March 31,	December 31,
	2011	2010
Commercial and Industrial	$8,742	$9,812
Agriculture production financing and other loans	943	544
Real Estate Loans:
Construction	15,343	17,164
Commercial and farm land	43,849	45,308
Residential	16,246	15,115
Home Equity	2,552	2,648
Individuals loans for household and other personal expenditures	37
Total	$87,712	$90,591

Impaired loans include all non-accrual loans and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.

Impaired loans are measured by the present value of expected future cash flows or the fair value of the collateral of the loans, if collateral dependent. The fair value for impaired loans is measured based on the value of the collateral securing those loans and is determined using several methods.  The fair value of real estate is generally based on appraisals by qualified licensed appraisers.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Fair value on other collateral such as business assets is typically valued by using the financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

The following table shows the composition of the Corporation’s impaired loans by loan class as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized1	Related Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$26,490	$12,237	$13,450	$43
Agriculture production financing and other loans to farmers	767	319	424
Real Estate Loans:
Construction	15,390	10,421	11,706	11
Commercial and farm land	65,106	43,166	45,266	206
Residential	9,981	7,115	7,395	22
Home equity	4,882	1,706	1,811	7
Other loans	98	13	13
Total	$122,714	$74,977	$80,065	$289

Impaired loans with an allowance recorded:
Commercial and industrial	$16,133	$16,035	$15,709	$162	$7,576
Agriculture production financing and other loans to farmers
Real Estate Loans:
Construction	6,290	4,761	4,767		1,197
Commercial and farm land	19,218	18,351	18,413	80	5,958
Residential	2,137	2,056	2,076		489
Home equity	88	30	30		18
Other loans	616	611	611	1	611
Total	$44,482	$41,844	$41,606	$243	$15,849

Total Impaired Loans	$167,196	$116,821	$121,671	$532	$15,849

1 Cash basis interest income recognized as of March 31, 2011 was $500,000.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance recorded:
Commercial and industrial	$30,006	$16,572
Agriculture production financing and other loans to farmers	966	530
Real Estate Loans:
Construction	12,598	9,150
Commercial and farm land	64,064	43,653
Residential	7,909	5,153
Home equity	4,460	1,245
Other loans	101	14
Total	$120,104	$76,317

Impaired loans with an allowance recorded:
Commercial and industrial	$11,477	$11,374	$5,250
Agriculture production financing and other loans to farmers
Real Estate Loans:
Construction	9,353	7,824	2,049
Commercial and farm land	17,984	17,076	5,496
Residential	2,740	2,691	465
Home equity	458	446	178
Other loans	476	476	476
Total	$42,488	$39,887	$13,914

Total Impaired Loans	$162,592	$116,204	$13,914

As part of the on-going monitoring of the credit quality of the Corporation’s loan portfolio, management tracks certain credit quality indicators including trends related to: (i) the level of criticized commercial loans, (ii) net charge offs, (iii) non-performing loans and (iv) the general national and local economic conditions.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

The Corporation utilizes a risk grading of pass, special mention, substandard, doubtful and loss to assess the overall credit quality of large commercial loans. A description of the general characteristics of these grades is as follows:

•	Pass – Loans that are considered to be of acceptable credit quality.
•
Special Mention – Loans which possess some credit deficiency or potential weakness, which deserves close attention.  A special mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Corporation’s credit position at some future date.  Special mention assets are not adversely classified and do not expose the Corporation to sufficient risk to warrant adverse classification.  Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan adversely impacting the future repayment ability of the borrower.  The key distinctions of this category’s classification are that it is indicative of an unwarranted level of risk; and weaknesses are considered “potential”, not “defined”, impairments to the primary source of repayment. Examples include businesses that may be suffering from inadequate management, loss of key personnel or significant customer or litigation.

•
Substandard – A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified have a well-defined weakness that jeopardizes the liquidation of the debt.  They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Other characteristics may include:

o
the likelihood that a loan will be paid from the primary source of repayment is uncertain or financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss,

o	the primary source of repayment is gone, and the Corporation is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees,
o	loans have a distinct possibility that the Corporation will sustain some loss if deficiencies are not corrected,
o	unusual courses of action are needed to maintain a high probability of repayment,
o	the borrower is not generating enough cash flow to repay loan principal; however, it continues to make interest payments,
o	the Corporation is forced into a subordinated or unsecured position due to flaws in documentation,
o	loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms,
o	the Corporation is seriously contemplating foreclosure or legal action due to the apparent deterioration of the loan, and
o	there is significant deterioration in market conditions to which the borrower is highly vulnerable.
•
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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

The following table summarizes the credit quality of the Corporation’s loan portfolio, by loan class for the periods indicated.  Consumer Non-Performing loans include accruing consumer loans 90 plus days delinquent and consumer non-accrual loans.

	March 31, 2011
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total Loans
Commercial and industrial	$457,661	$18,473	$51,162	$1,794	$20			$529,110
Agriculture production financing and other loans	86,276	1,930	826					89,032
Real Estate Loans:
Construction	61,506	13,380	22,717	6,192			$161	103,956
Commercial and farm land	1,011,903	43,872	137,425	5,878				1,199,078
Residential	137,360	10,845	18,640	709		$329,163	7,820	504,537
Home equity	16,864	25	3,060	30	59	173,842	1,355	195,235
Individuals loans for household and other personal expenditures						104,633	69	104,702
Lease financing receivables, net of unearned income	220		9			4,477		4,706
Other loans	31,701	1,356	104	611				33,772
Total	$1,803,491	$89,881	$233,943	$15,214	$79	$612,115	$9,405	$2,764,128

	December 31, 2010
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total Loans
Commercial and industrial	$454,305	$19,928	$53,199	$2,870	$20			$530,322
Agriculture production financing and other loans	92,293	574	2,649					95,516
Real Estate Loans:
Construction	66,918	10,100	28,167	1,430				106,615
Commercial and farm land	1,038,861	38,676	146,213	5,287				1,229,037
Residential	144,163	9,220	18,747	1,169		$340,932	$7,820	522,051
Home equity	17,913	283	2,872	524		178,470	1,907	201,969
Individuals loans for household and other personal expenditures						115,239	56	115,295
Lease financing receivables, net of unearned income	280		18			4,859		5,157
Other loans	27,642	1,295	784					29,721
Total	$1,842,375	$80,076	$252,649	$11,280	$20	$639,500	$9,783	$2,835,683

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class for March 31, 2011 and December 31, 2010:

	March 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$518,042	$2,124	$57	$145	$8,742	$11,068	$529,110
Agriculture production financing and other loans	88,086	3			943	946	89,032
Real Estate Loans:
Construction	84,915	3,658	40		15,343	19,041	103,956
Commercial and farm land	1,149,037	5,938	13	241	43,849	50,041	1,199,078
Residential	481,246	4,620	2,369	57	16,246	23,292	504,538
Home equity	190,857	1,161	387	278	2,552	4,378	195,235
Individuals loans for household and other personal expenditures	103,301	1,220	112	31	37	1,400	104,701
Lease financing receivables, net of unearned income	4,706						4,706
Other loans	33,772						33,772
Total	$2,653,962	$18,724	$2,978	$752	$87,712	$110,166	$2,764,128

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$518,683	$1,477	$211	$139	$9,812	$11,639	$530,322
Agriculture production financing and other loans	94,972				544	544	95,516
Real Estate Loans:
Construction	86,710	1,543	996	202	17,164	19,905	106,615
Commercial and farm land	1,171,580	6,769	5,380	-	45,308	57,457	1,229,037
Residential	498,066	5,261	3,363	246	15,115	23,985	522,051
Home equity	196,276	1,825	534	686	2,648	5,693	201,969
Individuals loans for household and other personal expenditures	112,760	1,989	489	57		2,535	115,295
Lease financing receivables, net of unearned income	5,157						5,157
Other loans	29,721						29,721
Total	$2,713,925	$18,864	$10,973	$1,330	$90,591	$121,758	$2,835,683

See the information regarding the analysis of loan loss experience in the Loan Quality/Provision for Loan Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

Note 4. Goodwill

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 4. Goodwill continued

The Discounted Earnings method was based primarily on: 1) management projections derived from expected balance sheet and income statement assumptions, based on current economic conditions, which continue to show signs of stabilization from 2009, improvements in 2010 and continued improvements going forward; 2) present value factors based on an implied market cost of equity, and 3) historic (long-term) price-to-earnings multiples for comparable companies.  Determining the Corporation’s fair value using the Discounted Earnings method involves a significant amount of judgment.  The methodology is largely based on unobservable level three inputs.  The test results are dependent upon attaining actual financial results consistent with the forecasts and assumptions used in the valuation model.  The Discounted Earnings method relied on a terminal Price/Earnings (“P/E”) multiple. The P/E multiple used to determine terminal value was notably lower than the historic P/E multiple observed for the Corporation, the peer group, and the NASDAQ community banking index (ABAQ). Based on the results of the step one analysis, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired.

Additionally, a sensitivity analysis was performed on the Discounted Earnings methodology by testing a range of the following metrics: 1) implied market cost of equity; and 2) historic (long-term) price-to-earnings multiples for comparable companies.  Based on the sensitivity testing, at the low-end of the sensitivity test range (for both metrics), the fair value of the Corporation exceeded its carrying value. For reasons that include but are not limited to the aforementioned, management believes the Corporation’s recently traded stock price is not indicative of fair value.

NOTE 5.  Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.  As of March 31, 2011, the Corporation had one interest rate swap with a notional amount of $13 million and one interest rate cap with a notional amount of $13 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows convert from a fixed rate to variable rate in September 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011, the Corporation did not recognize any ineffectiveness.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5.  Derivative Financial Instruments continued

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2011, the notional amount of customer-facing swaps was approximately $75,543,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2011 and December 31, 2010.

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$1,527	Other Assets	$1,393

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,244	Other Assets	$3,718	Other Liabilities	$3,379	Other Liabilities	$3,876

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended March 31, 2011 and December 31, 2010.

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest rate contracts	Other income	$23	$(6)

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5. Derivative Financial Instruments continued

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequate capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts.

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations.

As of March 31, 2011, the termination value of derivatives in a net liability position related to these agreements was $3,434,000. As of March 31, 2011, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2,800,000. If the Corporation had breached any of these provisions at March 31, 2011, it could have been required to settle its obligations under the agreements at their termination value.

Note 6. Disclosures About Fair Value of Assets and Liabilities

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

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

Pooled Trust Preferred Securities

Six of the pooled trust preferred securities in the portfolio amount to $5.5 million in amortized cost, with a fair value of $138,000; all are which are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at March 31, 2011, Moody’s ratings on these securities now range from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the March 31, 2011 quarterly analysis, the conclusion was other-than-temporary impairment of $400,000 on one of these securities. The Corporation recognized OTTI impairment for the three months ended March 31, 2010 of $488,000.

Interest rate swap agreements

See information regarding the Corporation’s interest rate derivative products in Note 5. Derivative Financial Instruments, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q.

The fair value is estimated by a third party using  inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

The following presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011, and December 31, 2010.

	Fair Value Measurements Using
March 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$111		$111
State and municipal	239,821		239,821
Mortgage-backed securities	332,180		332,180
Corporate obligations	169			$169
Equity securities	3,265		3,261	4
Interest rate swap asset	3,647			3,647
Interest rate cap	1,124			1,124
Interest rate swap liability	(3,379)			(3,379)

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$616		$616
State and municipal	239,990		239,990
Mortgage-backed securities	295,317		295,317
Corporate obligations	182			$182
Equity securities	3,265		3,261	4
Interest rate swap asset	4,002			4,002
Interest rate cap	1,109			1,109
Interest rate swap liability	(3,876)			(3,876)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable Level 3 inputs for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$186	$4,002	$1,109	$(3,876)
Total realized and unrealized gains and losses:
Included in net income (loss)	(400)	(474)		497
Included in other comprehensive income	322	$119	$15
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	65
Ending balance at March 31, 2011	$173	$3,647	$1,124	$(3,379)

	Three Months Ended March 31, 2010
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$2,483	$2,624	$(2,648)
Total realized and unrealized gains and losses:
Included in net income (loss)	(488)	219	(225)
Included in other comprehensive income	(669)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	68
Ending balance at March 31, 2010	$1,394	$2,843	$(2,873)

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

	Fair Value Measurements Using
March 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$34,876			$34,876
Other real estate owned (collateral dependent)	$6,917			$6,917

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$45,432			$45,432
Other real estate owned (collateral dependent)	$6,314			$6,314

Impaired Loans (collateral dependent) and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first three months of 2011, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

The estimated fair values of the Corporation’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$50,375	$50,375	$58,307	$58,307
Interest-bearing time deposits	61,843	61,843	65,216	65,216
Investment securities available for sale	575,546	575,546	539,370	539,370
Investment securities held to maturity	310,483	310,987	287,427	286,270
Mortgage loans held for sale	2,111	2,111	21,469	21,469
Loans	2,683,192	2,649,087	2,752,706	2,715,924
FRB and FHLB stock	33,801	33,801	33,884	33,884
Interest Rate Swap Asset	4,771	4,771	5,111	5,111
Interest receivable	17,583	17,583	18,674	18,674

Liabilities:
Deposits	$3,152,336	$3,155,720	$3,268,880	$3,280,489
Borrowings:
Securities sold under repurchase agreements	115,684	116,238	109,871	110,494
Federal Home Loan Bank advances	104,697	108,711	82,684	87,463
Subordinated debentures, revolving credit lines and term loans	226,400	182,583	226,440	176,259
Interest Rate Swap Liability	3,379	3,379	3,876	3,876
Interest Payable	3,117	3,117	4,262	4,262

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

Interest Receivable and Interest Payable:  The fair value of interest receivable/payable approximate carrying value.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2011, there were 7,666 DSUs credited to the non-employee directors.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2011, was $368,000 compared to $485,000 for the three months ended March 31, 2010. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Operations.

The estimated fair value of the stock options granted during 2011 and in prior years was calculated using a Black Scholes option pricing model.  The following summarizes the assumptions used in the 2011 Black Scholes model:

Risk-free interest rate	2.74%
Expected price volatility	45.43%
Dividend yield	3.65%
Forfeiture rate	5.00%
Weighted-average expected life, until exercise	6.91	years

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately five percent for the three months ended March 31, 2011, based on historical experience.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended
	March 31,
	2011	2010
Stock and ESPP Options
Pre-tax compensation expense	$71	$182
Income tax benefit	(1)	(17)
Stock and ESPP option expense, net of income taxes	$70	$165
Restricted Stock Awards
Pre-tax compensation expense	$297	$303
Income tax benefit	(102)	(106)
Restricted stock awards expense, net of income taxes	$195	$197
Total Share-Based Compensation:
Pre-tax compensation expense	$368	$485
Income tax benefit	(103)	(123)
Total share-based compensation expense, net of income taxes	$265	$362

As of March 31, 2011, unrecognized compensation expense related to stock options and RSAs totaling $122,000 and $1,871,000, respectively, is expected to be recognized over weighted-average periods of 1.34 and 1.97 years, respectively.

Stock option activity under the Corporation's stock option plans as of March 31, 2011 and changes during the three months ended March 31, 2011, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,061,429	$23.01
Granted	35,800	$9.17
Exercised
Cancelled	(6,180)	26.13
Outstanding March 31, 2011	1,091,049	$22.54	4.79	82,950
Vested and Expected to Vest at March 31, 2011	1,091,049	$22.54	4.79	82,950
Exercisable at March 31, 2011	1,020,249	$23.58	4.48	0

The weighted-average grant date fair value was $3.08 for stock options granted during the three months ended March 31, 2011.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2011.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.  There were no stock options exercised during the first three months of 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The following table summarizes information on unvested RSAs outstanding as of March 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2011	272,737	$12.46
Granted	116,197	$9.06
Forfeited	(1,735)	$8.11
Vested	(51,615)	$27.88
Unvested RSAs at March 31, 2011	335,584	$8.94

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2011, quarterly offering period of approximately $33,000. The ESPP options vested during the three months ending March 31, 2011, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2011.

NOTE 8. Net Income Per Share

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

	Three Months Ended March 31,
	2011			2010
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$5,461			$1,586
Less: Preferred stock dividends	988			1,450
Net income available to common stockholders	4,473	25,605,571	$0.17	136	21,373,405	$0.01
Effect of dilutive stock options and warrants		157,807			88,770
Diluted net income per share:
Net income available to common stockholders	$4,473	25,763,378	$0.17	$136	21,462,175	$0.01

Stock options to purchase 1,014,352 and 1,093,344 shares for the three months ended March 31, 2011 and 2010, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

Note 9.  Impact of Accounting Changes

ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the Financial Accounting Standards board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company is required to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 required certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation adopted the applicable required additional disclosures effective December 31, 2010. The additional disclosures are included in Note 3. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”   ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  We are assessing the impact of ASU 2011-02 on our financial condition, results of operations, and disclosures.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of  Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.  The Bank includes seventy-nine banking locations in twenty-three Indiana and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, interactive voice response systems, remote deposit and internet technology.

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

On February 7, 2011, the FDIC adopted final rules implementing a portion of the Dodd-Frank Act relating to deposit insurance assessments.  The rules modify the base amount for a financial institution’s insurance assessments from an institution’s insured deposits to the difference between an institution’s daily average consolidated assets and its daily average tangible equity.  The rules also eliminated the requirement that the FDIC provide rebates to institutions on their deposit premiums once the reserve ratio exceeded 1.50 percent.  These new rules became effective on April 1, 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported first quarter earnings of $.17 per fully diluted common share and net income available to stockholders of $4,473,000, compared to $.01 per common share and net income available to stockholders of $136,000 for the quarter ended March 31, 2010.

Net charge offs were $7.6 million for the quarter, exceeding provision expense of $5.6 million by $2.0 million as certain charge offs were preceded by specific reserves.  The specific reserves at March 31, 2011 were $15.9 million compared to $13.9 million at December 31, 2010.  Non-performing assets plus 90 days delinquent loans improved to $107.6 million or 2.6 percent of total assets at March 31, 2011 from $120.0 million, or 2.9 percent of total assets at December 31, 2010.  The Corporation’s allowance for loan losses increased to 2.93 percent of total loans, an increase from 2.90 percent of loans at December 31, 2010.

Assets decreased by $53.7 million during the first three months of 2011.   Loans, including loans held for sale, decreased $90.9 million during the first three months of 2011, or 3.2 percent, due to normal loan run-off coupled with a reduction in both consumer and commercial demand for borrowing.  The combined cash and cash equivalents and interest bearing deposits declined by $11.3 million. These declines have generated excess liquidity of $102.2 million, of which $59.2 million has been invested in the investment securities portfolio.

Deposits decreased $116.5 million during the first three months of 2011, or 3.6 percent.  Maturing brokered deposits and CDs over $100,000 accounted for $35.5 million of the decline. Another $37.5 million were maturities of CDs below $100,000. Demand and savings deposits, combined, decreased by $43.6 million. Management continues to focus on maximizing deposit pricing in an effort to balance maintaining strong customer relationships, remaining competitive in the local markets while still allowing higher cost deposits to mature.

Net deferred and refundable taxes have declined by $7.4 million in the first quarter of 2011. The decline is primarily a result of receiving $3.5 million in net tax refunds during the quarter and utilization of $2.9 million of deferred tax asset associated with net operating loss carryforwards.

The Corporation continues to maintain all regulatory capital ratios in excess of the regulatory definition of “well capitalized” as discussed in the section entitled “CAPITAL” below.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  It is a function of net interest margin and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods.  Net interest margin increased 13 basis points from 3.82 percent in the first quarter of 2010 to 3.95 percent in the first quarter of 2011, while earning assets decreased by $211 million. The table below presents the Corporation’s asset yields, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011, asset yields decreased 28 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 41 basis points, resulting in a 13 basis point (FTE) increase in net interest income as compared to the same period in 2010.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Annualized net interest income	$141,909	$144,859
Annualized FTE adjustment	$5,719	$6,295
Annualized net interest income on a fully taxable equivalent basis	$147,628	$151,154
Average earning assets	$3,744,196	$3,955,515
Interest income (FTE) as a percent of average earning assets	5.11%	5.39%
Interest expense as a percent of average earning assets	1.16%	1.57%
Net interest income (FTE) as a percent of average earning assets	3.95%	3.82%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income decreased by $1,106,000 or 8.5% during the first quarter of 2011, compared to the first quarter of 2010. During the first quarter of 2011, other-than-temporary impairment costs on pooled trust preferred investments of $400,000 offset gains recognized on the sale of investment securities, resulting in a net gain of approximately $63,000.  In comparison during the first quarter of 2010, other-than-temporary impairment costs on pooled trust preferred investments of $488,000 offset gains recognized on the sale of investment securities, resulting in a net gain of approximately $1,354,000 or $1,291,000 higher than the current quarter.  Additionally, income from service charges was $483,000 lower in the first quarter of 2011 than first quarter of 2010.  The decrease in revenue is primarily attributable to a decrease in fee income from customer overdrafts reflecting a lower volume of overdraft transactions. Gains on the sale of mortgages increased $724,000 in the first quarter of 2011 compared to the first quarter of 2010, due to the high volume of mortgage originations, primarily refinances resulting from low rates that had been strong throughout 2010 and have continued into the first quarter of 2011.

Non-Interest Expense

Non-interest expenses for the first quarter of 2011, compared with the same period in 2010, decreased by $759,000 or 2.2%.  Salaries and employee benefit costs decreased $386,000 or 2.2% due to continued prudent management of staffing and pay increase levels.  Other real estate owned and credit-related expenses declined by $466,000 in the first quarter of 2011 compared to the first quarter of 2010. Credit-related expenses, which include legal expenses,   are included in Other Expenses for the three months ended March 31, 2010.

Income Tax

The income tax expense for the three months ended March 31, 2011 was $2,399,000 on pre-tax net income of $7,860,000.  For the same period in 2010, the income tax benefit was $916,000 on pre-tax net income of $670,000.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 6.16% at March 31, 2011 and 5.86% at December 31, 2010.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At March 31, 2011, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations.

To be considered well capitalized, a bank must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a Tier 1 leverage ratio of at least 5%, and must not be subject to any order or directive requiring the bank to improve its capital level.  An adequately capitalized bank has a total risk-based capital ratio of a least 8%, a Tier I capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%.  Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels.  The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice.  Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

As of March 31, 2011, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total capital (to risk-weighted assets)	$464,713	15.66%	$476,490	15.74%
Tier 1 capital (to risk-weighted assets)	387,086	13.05%	388,090	12.82%
Tier 1 capital (to average assets)	387,086	9.80%	388,090	9.50%

First Merchants Bank
Total capital (to risk-weighted assets)	$444,940	15.03%	$450,629	14.89%
Tier 1 capital (to risk-weighted assets)	407,393	13.77%	412,654	13.64%
Tier 1 capital (to average assets)	407,393	10.35%	412,654	10.14%

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL continued

The United States Department of the Treasury (the “Treasury”) holds 69,600 shares of Series A Preferred Stock, which were issued to the Treasury in connection with the Troubled Assets Relief Program’s Capital Purchase Program (“TARP”), along with warrants to purchase up to 991,453 shares of the Corporation’s common stock also issued pursuant to TARP. The Treasury also holds 46,400 shares of trust preferred securities, having a liquidation amount of $1,000 per share, issued by the Corporation’s wholly owned subsidiary trust, First Merchants Capital Trust III, a Delaware Statutory Trust. The trust preferred securities qualify as Tier 1 capital, subject to the 25 percent aggregate limitation on Tier 1 capital for these and similar securities.

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

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2011	2010
Average goodwill	$141,357	$141,357
Average core deposit intangible (CDI)	12,149	15,026
Average deferred tax on CDI	(2,781)	(3,385)
Intangible adjustment	$150,725	$152,998
Average stockholders' equity (GAAP capital)	$456,189	$470,379
Average cumulative preferred stock issued under the Capital Purchase Program	(67,934)	(89,847)
Intangible adjustment	(150,725)	(152,998)
Average tangible capital	$237,530	$227,534
Average assets	$4,122,390	$4,271,715
Intangible adjustment	(150,725)	(152,998)
Average tangible assets	$3,971,665	$4,118,717
Net income available to common stockholders	$4,473	$11,722
CDI amortization, net of tax	663	2,852
Tangible net income available to common stockholders	$5,136	$14,574
Diluted earnings per share	$0.17	$0.48
Diluted tangible earnings per share	$0.20	$0.60
Return on average GAAP capital	3.92%	2.49%
Return on average tangible capital	8.65%	6.40%
Return on average assets	0.43%	0.27%
Return on average tangible assets	0.52%	0.35%

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

Non-accruals declined by $2,879,000 in the three month period from $90,591,000 at December 31, 2010 to the current March 31, 2011 balance of $87,712,000. Decreases were also experienced in other real estate owned, which decreased $3,871,000, and 90 plus day delinquents, which decreased $578,000, during the first three months of 2011. For other real estate owned, current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Non-Performing Assets:
Non-accrual loans	$87,712	$90,591
Renegotiated loans	2,125	7,139
Non-performing loans (NPL)	89,837	97,730
Real estate owned and repossessed assets	17,056	20,927
Non-performing assets (NPA)	106,893	118,657
90+ days delinquent and still accruing	752	1,330
NPAs & 90+ days delinquent	$107,645	$119,987
Impaired Loans	$116,821	$116,204

The composition of non-performing assets plus 90-days delinquent is reflected in the following table.

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$8,954	$10,499
Agricultural production financing and other loans to farmers	943	544
Real estate loans:
Construction	23,029	28,907
Commercial and farm land	50,357	54,297
Residential	24,222	25,339
Individual's loans for household and other personal expenditures	140	401
Other loans
Non performing assets plus 90+ days delinquent	$107,645	$119,987

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2011, impaired loans totaled $116,821,000, and were relatively flat to the $116,204,000 at December 31, 2010. At March 31, 2011, an allowance for losses was not deemed necessary for impaired loans totaling $74,977,000, as there was no identified loss on these credits. An allowance of $15,849,000 was recorded for the remaining balance of impaired loans totaling $41,844,000 and is included in the corporation’s allowance for loan losses.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

At March 31, 2011, the allowance for loan losses was $80,936,000, a decrease of $2,041,000 from year end 2010. As a percent of loans, the allowance was 2.93 percent at March 31, 2011 and 2.90 percent at December 31, 2010. The provision for loan losses for the three months of 2011 was $5,594,000, a decrease of $8,275,000 from $13,869,000 for the same period in 2010. Specific reserves on impaired loans increased $1,935,000 from $13,914,000 at December 31, 2010 to $15,849,000 at March 31, 2011.

Net charge offs for the first quarter of 2011 were $7,635,000, a decrease of $9,797,000 from the same period in 2010. Of this amount, $4,412,000, or 57.8%, was made up of five customer charge offs of more than $500,000.  The two largest relationships that were charged off for the first quarter were $1,334,000 and $1,038,000. The distribution of the net charge offs for the three months ended March 31, 2011 and March 31, 2010 is reflected in the following table.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Net Charge Offs:
Commercial and industrial loans	$508	$12,153
Agricultural production financing and other loans to farmers
Real estate loans
Construction	2,588	63
Commercial and farm land	3,439	2,936
Residential	879	1,062
Individual's loans for household and other personal expenditures	309	381
Lease financing receivables, net of unearned income	(1)	54
Other Loans	(87)	783
Total Net Charge Offs	$7,635	$17,432

The declines in the value of commercial and residential real estate in our market over the last couple of years has had a negative impact on the underlying collateral value in our commercial, residential, land development and construction loans. Management continually evaluates commercial borrowers by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

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

The Corporation’s liquidity is dependent upon our receipt of dividends from the Bank, which is subject to certain regulatory limitations and access to other funding sources. Liquidity of the Bank is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources. At March 31, 2011, total borrowings from the FHLB were $104,697,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2011, was $133,737,000.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

The Bank currently has $79,000,000 of Senior Notes (the “Notes”) that are guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”) and are backed by the full faith and credit of the United States. The Notes mature on March 30, 2012. The Notes are issued by the Bank and are not obligations of, or guaranteed by, the Corporation. In connection with the FDIC’s TLGP, the Bank entered into a Master Agreement with the FDIC that contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the FDIC’s TLGP.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $575,546,000 at March 31, 2011, an increase of $36,176,000, or 6.71 percent, from December 31, 2010. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity that are maturing in one year or less, totaled $3,704,000 at March 31, 2011. In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The Corporation currently has a $55 million credit facility with Bank of America, N.A., comprised of (a) a term loan in the principal amount of $5.0 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50.0 million (the “Subordinated Debt”). Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015. The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank.

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants. A breach of any of these covenants could result in a default under the Loan Agreement. As of March 31, 2011, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.75%.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at March 31, 2011 are as follows:

March 31,
(Dollars in thousands)	2011
Amounts of commitments:
Loan commitments to extend credit	$551,561
Standby letters of credit	28,138
$579,699

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at March 31, 2011 are as follows:

(Dollars in thousands)	2011 Remaining	2012	2013	2014	2015	2016	2017 and after		Total
Operating leases	$1,738	$1,964	$1,198	$1,029	$854	$473	$		$7,256
Securities sold under repurchase agreements	91,434	14,250		10,000					115,684
Federal Home Loan Bank advances	41,000	50,041	225	1,270	2,000	4,095		6,066	104,697
Subordinated debentures, revolving credit lines and term loans	81	78,984			55,000			92,335	226,400
Total	$134,253	$145,239	$1,423	$12,299	$57,854	$4,568		$98,401	$454,037

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK continued

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2011, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At March 31, 2011
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(6)
Three-Year CMT	200	(89)
Five-Year CMT	200	(100)
CD's	200	(58)
FHLB Advances	200	(63)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2011. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At March 31, 2011
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$147,088	$148,369	$141,848
Variance from Base		$1,281	$(5,240)
Percent of change from base		0.87%	-3.56%
Policy Limit		-5.00%	-2.00%

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

	At December 31, 2010
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(3)
Three-Year CMT	200	(37)
Five-Year CMT	200	(77)
CD's	200	(59)
FHLB Advances	200	(47)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2010
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$144,603	$147,478	$140,811
Variance from Base		$2,875	$(3,792)
Percent of change from base		1.99%	-2.62%
Policy Limit		-5.00%	-2.00%

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2011, and December 31, 2010. Earning assets decreased by $36,508,000 in the three months ended March 31, 2011.  Federal funds sold decreased $1,371,000, and interest-bearing time deposits decreased $3,373,000.  Investments increased by approximately $59,232,000, while loans and loans held for sale decreased by $90,913,000. Excess liquidity mainly created by the decline in the loan portfolio was used to increase the investment securities portfolio.  The three largest loan segments that decreased were commercial and farmland, residential real estate and individual loans.

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Federal funds sold	$6,092	$7,463
Interest-bearing time deposits	61,843	65,216
Investment securities available for sale	575,546	539,370
Investment securities held to maturity	310,483	287,427
Mortgage loans held for sale	2,111	21,469
Loans	2,764,128	2,835,683
Federal Reserve and Federal Home Loan Bank stock	33,801	33,884
Total	$3,754,004	$3,790,512

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

FIRST MERCHANTS CORPORATION
FORM 10Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s December 31, 2010 Annual Report on Form 10-K.

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

First Merchants Corporation
(Registrant)

Date: May 10, 2011                                                                    by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011                                                                    by /s/ Mark K. Hardwick
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

Date: May 10, 2011                                                                                     by /s/ Michael C. Rechin
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

Date: May 10, 2011                                                                                     by: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION
FORM 10Q

EXHIBIT-32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of  section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 10, 2011                                                                                     by /s/ Michael C. Rechin
Michael C. Rechin
President and
Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

_____________________________________________________

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully  complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 10, 2011                                                                                     by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.