Form 10-Q
period 2011-08-09
FIRST MERCHANTS CORP
filed 2011-08-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, there were 25,690,649 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION
FORM 10Q

FIRST MERCHANTS CORPORATION
FORM 10Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$50,874	$50,844
Federal funds sold		7,463
Cash and cash equivalents	50,874	58,307
Interest-bearing time deposits	15,865	65,216
Investment securities available for sale	591,212	539,370
Investment securities held to maturity	347,154	287,427
Mortgage loans held for sale	4,846	21,469
Loans, net of allowance for loan losses of $77,133 and $82,977	2,646,889	2,752,706
Premises and equipment	51,851	52,450
Federal Reserve and Federal Home Loan Bank stock	31,384	33,884
Interest receivable	17,001	18,674
Core deposit intangibles	10,460	12,662
Goodwill	141,357	141,357
Cash surrender value of life insurance	102,880	96,731
Other real estate owned	15,437	20,927
Tax asset, deferred and receivable	36,790	45,623
Other assets	30,218	24,045
TOTAL ASSETS	$4,094,218	$4,170,848
LIABILITIES
Deposits:
Noninterest-bearing	$590,199	$583,696
Interest-bearing	2,552,334	2,685,184
Total Deposits	3,142,533	3,268,880
Borrowings:
Federal Funds purchased	22,978
Securities sold under repurchase agreements	124,236	109,871
Federal Home Loan Bank advances	74,050	82,684
Subordinated debentures, revolving credit lines and term loans	226,580	226,440
Total Borrowings	447,844	418,995
Interest payable	3,601	4,262
Other liabilities	31,762	24,303
Total Liabilities	3,625,740	3,716,440
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 69,600 shares	68,118	67,880
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 25,690,649 and 25,574,251 shares	3,211	3,197
Additional paid-in capital	233,544	232,503
Retained earnings	169,313	160,860
Accumulated other comprehensive loss	(5,833)	(10,157)
Total Stockholders' Equity	468,478	454,408
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,094,218	$4,170,848

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans receivable:
Taxable	$37,457	$43,977	$76,195	$89,425
Tax exempt	247	252	349	529
Investment securities:
Taxable	5,040	3,286	9,587	6,177
Tax exempt	2,535	2,548	5,088	5,194
Federal funds sold	1	3	3	20
Deposits with financial institutions	100	95	183	155
Federal Reserve and Federal Home Loan Bank stock	341	330	682	690
Total Interest Income	45,721	50,491	92,087	102,190
INTEREST EXPENSE
Deposits	5,864	10,520	12,730	22,015
Federal funds purchased	3	4	6	4
Securities sold under repurchase agreements	386	429	764	928
Federal Home Loan Bank advances	977	1,440	1,978	3,004
Subordinated debentures, revolving credit lines and term loans	2,644	1,919	5,285	3,845
Total Interest Expense	9,874	14,312	20,763	29,796
NET INTEREST INCOME	35,847	36,179	71,324	72,394
Provision for loan losses	5,625	15,015	11,219	28,884
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,222	21,164	60,105	43,510
OTHER INCOME
Service charges on deposit accounts	2,997	3,506	5,776	6,768
Fiduciary activities	1,929	1,978	3,965	4,038
Other customer fees	2,634	2,195	4,869	4,693
Commission income	1,024	1,487	2,912	3,476
Earnings on cash surrender value of life insurance	571	526	1,149	1,034
Net gains and fees on sales of loans	1,030	1,185	2,903	2,334
Net realized gains on sales of available for sale securities	825	257	1,288	2,099
Other-than-temporary impairment on available for sale securities		(1,307)	(2,775)	(1,787)
Portion of loss recognized in other comprehensive income before taxes		907	2,375	899
Net impairment losses recognized in earnings		(400)	(400)	(888)
Other income	51	208	457	352
Total Other Income	11,061	10,942	22,919	23,906
OTHER EXPENSES
Salaries and employee benefits	18,560	17,942	35,736	35,504
Net occupancy	2,415	2,058	5,160	4,909
Equipment	1,677	1,861	3,460	3,714
Marketing	436	495	818	924
Outside data processing fees	1,458	1,311	2,903	2,591
Printing and office supplies	313	321	601	639
Core deposit amortization	1,101	1,192	2,202	2,399
FDIC assessments	1,451	2,243	3,555	3,965
Other real estate owned and credit-related expenses	2,843	1,503	6,038	4,188
Other expenses	4,145	5,417	7,807	10,150
Total Other Expenses	34,399	34,343	68,280	68,983
INCOME (LOSS) BEFORE INCOME TAX	6,884	(2,237)	14,744	(1,567)
Income tax expense (benefit)	1,396	(1,894)	3,795	(2,810)
NET INCOME (LOSS)	5,488	(343)	10,949	1,243
Gain on exchange of preferred stock for trust preferred debt		10,052		10,052
Preferred stock dividends and discount accretion	(990)	(1,443)	(1,978)	(2,893)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,498	$8,266	$8,971	$8,402
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.18	$0.35	$0.35	$0.36
Diluted Net Income Available to Common Stockholders	$0.18	$0.35	$0.35	$0.36
Cash Dividends Paid	$0.01	$0.01	$0.02	$0.02
Average Diluted Shares Outstanding (in thousands)	25,783	25,633	25,773	23,555

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June, 30		June 30,
	2011	2010	2011	2010
Net income	$5,488	$(343)	$10,949	$1,243
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising during the period,
net of income tax of $(1,099), $(3,144), $(3,674), and $(3,891)	2,041	5,838	6,823	7,226
Unrealized loss on securities available for sale for which a portion of an other than temporary impairment has been
recognized in income, net of tax of $0, $318, $844, and $314		(590)	(1,568)	(584)
Unrealized loss on cash flow hedges:
Unrealized loss arising during the period, net of
income tax of $217, $0, $170, and $0	(403)		(316)
Amortization of items previously recorded in accumulated other
comprehensive income/(losses), net of income tax of $11, $(15), $20, and $(30)	(20)	22	(38)	45
Reclassification adjustment for gains included in net income
net of income tax expense of $289, $(50), $311, and $424	(537)	93	(577)	(787)
	1,081	5,363	4,324	5,900
Comprehensive income	$6,569	$5,020	$15,273	$7,143

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2011	December 31, 2010

Net unrealized gain on securities available for sale	$8,008	$2,767

Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,568)	(1,001)

Net unrealized loss on cash flow hedges	(29)	288

Defined benefit plans	(12,244)	(12,211)

	$(5,833)	$(10,157)

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2010	69,725	$68,005	25,574,251	$3,197	$232,503	$160,860	$(10,157)	$454,408
Comprehensive Income
Net Income						10,949		10,949
Other Comprehensive Income, net of tax							4,324	4,324
Cash Dividends on Common Stock ($.02 per Share)						(518)		(518)
Cash Dividends on Preferred Stock under Capital Purchase Program						(1,740)		(1,740)
Accretion of Discount on Preferred Stock		238				(238)		-
Share-based Compensation			68,205	9	709			718
Stock Issued Under Employee Benefit Plans			58,021	7	419			426
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			4,155	1	34			35
Stock Redeemed			(13,983)	(3)	(121)			(124)
Balances, June 30, 2011	69,725	$68,243	25,690,649	$3,211	$233,544	$169,313	$(5,833)	$468,478

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	June 30,
	2011	2010
Cash Flow From Operating Activities:
Net income	$10,949	$1,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,219	28,884
Depreciation and amortization	2,571	2,889
Share-based compensation	718	933
Tax expense from stock compensation		50
Mortgage loans originated for sale	(106,979)	(84,105)
Proceeds from sales of mortgage loans	123,602	84,541
Gains on sales of securities available for sale	(1,288)	(2,099)
Recognized loss on other-than-temporary-impairment	400	888
Change in interest receivable	1,673	1,924
Change in interest payable	(661)	(800)
Other adjustments	15,250	11,862
Net cash provided by operating activities	$57,454	$46,210
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$49,351	$33,202
Purchases of:
Securities available for sale	(93,887)	(152,085)
Securities held to maturity	(75,971)	(34,724)
Proceeds from sales of securities available for sale	25,911	64,314
Proceeds from maturities of:
Securities available for sale	22,237	38,407
Securities held to maturity	15,362	12,974
Proceeds from redemptions of Federal Reserve and Federal Home Loan Bank stock	2,500	2,358
Purchase of bank owned life insurance	(5,000)
Net change in loans	80,883	169,200
Proceeds from the sale of other real estate owned	5,349	8,084
Other adjustments	7,929	(522)
Net cash provided by investing activities	$34,664	$141,208
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$(12,918)	$(65,772)
Certificates of deposit and other time deposits	(113,429)	(209,801)
Proceeds from borrowings	62,351	8
Repayment of borrowings	(33,634)	(47,391)
Cash dividends on common stock	(518)	(472)
Cash dividends on preferred stock	(1,740)	(3,190)
Stock issued in private equity placement		24,150
Stock issued under dividend reinvestment and stock purchase plans	461	345
Tax (expense) benefit from stock options exercised		(50)
Stock redeemed	(124)	(68)
Net cash used in financing activities	$(99,551)	$(302,241)
Net Change in Cash and Cash Equivalents	(7,433)	(114,823)
Cash and Cash Equivalents, January 1	58,307	179,147
Cash and Cash Equivalents, June 30	$50,874	$64,324
Additional cash flow information:
Interest paid	$21,424	$30,597
Income tax refunded	$2,977	$6,044
Exchange of preferred stock for trust preferred debt		$46,400
Loans transferred to other real estate owned	$3,814	$15,197
Non-cash investing activities using trade date accounting	$1,036	$1,602

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the year.

NOTE 2. Investment Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2011
U.S. Government-sponsored agency securities	$99	$14		$113
State and municipal	229,743	9,059	$289	238,513
Mortgage-backed securities	342,582	7,131	568	349,145
Corporate obligations	5,610		5,434	176
Equity securities	3,265			3,265
Total available for sale	581,299	16,204	6,291	591,212
Held to maturity at June 30, 2011
State and municipal	13,152	35	9	13,178
Mortgage-backed securities	334,002	5,799	1,114	338,687
Total held to maturity	347,154	5,834	1,123	351,865
Total Investment Securities	$928,453	$22,038	$7,414	$943,077

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
U.S. Government-sponsored agency securities	$600	$16		$616
State and municipal	233,622	7,108	$740	239,990
Mortgage-backed securities	293,311	4,293	2,287	295,317
Corporate obligations	5,856		5,674	182
Equity securities	3,265			3,265
Total available for sale	536,654	11,417	8,701	539,370
Held to maturity at December 31, 2010
State and municipal	10,070	389	5	10,454
Mortgage-backed securities	277,357	2,064	3,605	275,816
Total held to maturity	287,427	2,453	3,610	286,270
Total Investment Securities	$824,081	$13,870	$12,311	$825,640

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Investment Securities continued

The amortized cost and fair value of available for sale securities and held to maturity securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2011:
Due in one year or less	$4,379	$4,398	$3,234	$3,234
Due after one through five years	13,602	13,917	1,447	1,450
Due after five through ten years	51,766	54,546	4,883	4,901
Due after ten years	165,705	165,941	3,588	3,593
	$235,452	$238,802	$13,152	$13,178

Mortgage-backed securities	342,582	349,145	334,002	338,687
Equity securities	3,265	3,265

Total Investment Securities	$581,299	$591,212	$347,154	$351,865

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $285,731,000 at June 30, 2011 and $271,091,000 at December 31, 2010.
The book value of securities sold under agreements to repurchase amounted to $98,718,000 at June 30, 2011, and $84,965,000 at December 31, 2010.

For the three and six months ended June 30, 2011 gross gains of $825,000 and $1,288,000 were realized from sales and redemptions of available for sale securities. For the three and six months ended June 30, 2010 gross gains of $482,000 and $2,324,000 were realized from sales and redemptions of available for sale securities.  There were no gross losses resulting from sales and redemptions of available for sale securities realized for the three and six months ended June 30, 2011.  Gross losses of $225,000 resulting from the sales and redemptions of available for sale securities were recognized for both the three and six months ended June 30, 2010.  The Corporation did not recognize any other-than-temporary (“OTTI”) loss in the three months ending June 30, 2011, but did recognize a $400,000 OTTI loss in the three months ended June 30, 2010, equal to the credit loss, establishing a new, lower amortized cost basis. The Corporation has recognized OTTI losses of $400,000 and $888,000 in the six months ended June 30, 2011 and 2010, equal to the credit loss, establishing a new, lower amortized cost basis.

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  The historical cost of these investments totaled $184,106,000 and $273,853,000 at June 30, 2011, and December 31, 2010, respectively.  Total fair value of these investments at June 30, 2011, and December 31, 2010, was $176,691,000 and $261,542,000, which is approximately 18.8 percent and 31.6 percent of the Corporation’s available for sale and held to maturity investment portfolio at June 30, 2011, and December 31, 2010.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Investment Securities continued

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011, and December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at June 30, 2011
State and municipal	$18,760	$(298)			$18,760	$(298)
Mortgage-backed securities	157,787	(1,682)			157,787	(1,682)
Corporate obligations			$144	$(5,434)	144	(5,434)
Total Temporarily Impaired Investment Securities	$176,547	$(1,980)	$144	$(5,434)	$176,691	$(7,414)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2010
State and municipal	$31,796	$(745)			$31,796	$(745)
Mortgage-backed securities	229,441	(5,892)	$154		229,595	(5,892)
Corporate obligations			151	$(5,674)	151	(5,674)
Total Temporarily Impaired Investment Securities	$261,237	$(6,637)	$305	$(5,674)	$261,542	$(12,311)

Mortgage-backed Securities

The unrealized losses of $1.7 million on the Corporation’s investment in mortgage-backed securities were a result of changes in interest rates.  The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2011.

State and Municipal

The unrealized losses of $298,000 on the Corporation’s investment in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Investment Securities continued

Corporate Obligations

The Corporation’s unrealized losses on pooled trust preferred securities total $5.4 million on a book value of $5.6 million at June 30, 2011. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities. The Corporation did not recognize any OTTI losses in the three months ending June 30, 2011. The Corporation has recognized an OTTI loss of $400,000 in the six months ended June 30, 2011, equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at June 30, 2011.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in 2011	Accumulated Credit Losses in 2010
Credit losses on debt securities held:
Balance, January 1	$10,955	$9,411
Additions related to other-than-temporary losses not previously recognized	400	888
Balance, June 30	$11,355	$10,299

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance

The Corporation’s primary lending focus is small business and middle market commercial and residential real estate, auto and small consumer lending, which results in portfolio diversification.  The following tables show the composition in our loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale at June 30, 2011 and December 31, 2010 were $4,846,000 and $21,469,000, respectively.

The following table shows the composition of the corporation’s loan portfolio by loan class for the periods indicated:

	June 30,	December 31,
	2011	2010
Loans:
Commercial and industrial loans	$529,742	$530,322
Agricultural production financing and other loans to farmers	99,360	95,516
Real estate loans:
Construction	96,308	106,615
Commercial and farm land	1,171,901	1,229,037
Residential	495,256	522,051
Home Equity	191,839	201,969
Individual's loans for household and other personal expenditures	94,123	115,295
Lease financing receivables, net of unearned income	4,399	5,157
Other loans	41,094	29,721
	2,724,022	2,835,683
Allowance for loan losses	(77,133)	(82,977)
Total Loans	$2,646,889	$2,752,706

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

The amount provided for loan losses in a given period may be greater than or less than net loan losses, and is based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision amount in a given period is based on management’s continuing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and an independent loan review.  The evaluation takes into consideration identified credit problems, the possibility of losses inherent in the loan portfolio that are not specifically identified and management’s judgment as to the impact of current economic conditions on the portfolio.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at June 30, 2011.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as estimates about the effect of uncertain matters are needed.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

The historical loss allocation for loans not deemed impaired according to ASC 310 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  The historical look back period for non-criticized loans looks to the most recent rolling-four-quarter average and aligns with the look up back period for non-impaired criticized loans.  Each of the rolling four quarter periods used to obtain the average, include all charge offs for the previous twelve-month period, therefore the historical look back period includes seven quarters. The resulting allocation is reflective of current conditions.  Criticized loans are grouped based on the risk grade assigned to the loan.  Loans with a special mention grade are assigned a loss factor and loans with a classified grade but not impaired are assigned a separate loss factor.  The loss factor computation for this allocation includes a segmented historical loss migration analysis of criticized risk grades to charge off.

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

The risk characteristics of the Corporation’s material portfolio segments are as follows:

Commercial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Residential and Consumer

With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$30,206	$37,240	$3,098	$10,371	$21	$80,936
Provision for losses	(11,993)	14,264	(253)	3,617	(10)	5,625
Recoveries on loans	6,351	545	332	225	3	7,456
Loans charged off	(849)	(13,381)	(318)	(2,336)	-	(16,884)
Balances, June 30, 2011	$23,715	$38,668	$2,859	$11,877	$14	$77,133

	Six Months Ended June 30, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$32,508	$36,341	$3,622	$10,408	$98	$82,977
Provision for losses	(13,875)	21,190	(468)	4,459	(87)	11,219
Recoveries on loans	6,998	866	618	697	3	9,182
Loans charged off	(1,916)	(19,729)	(913)	(3,687)	-	(26,245)
Balances, June 30, 2011	$23,715	$38,668	$2,859	$11,877	$14	$77,133

The following tables summarize changes in the allowance for loan losses for the year ended December 31, 2010:

2010
Allowance for loan losses:
Balance, January 1	$92,131
Provision for losses	46,483
Recoveries on loans	11,935
Loans charged off	(67,572)
Balance, December 31, 2010	$82,977

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The following table shows the Corporation’s allowance for credit losses and loan portfolio by loan segment for the periods indicated:

	June 30, 2011
	Commercial	Commercial Real Estate	Consumer		Residential	Finance Leases		Total
Allowance Balances:
Individually evaluated for impairment	$7,882	$4,995	$		$838	$		$13,715
Collectively evaluated for impairment	15,833	33,673		2,859	11,039		14	63,418
Total Allowance for Loan Losses	$23,715	$38,668		$2,859	$11,877		$14	$77,133

Loan Balances (includes loans held for sale):
Individually evaluated for impairment	$34,584	$62,718	$		$11,022	$		$108,324
Collectively evaluated for impairment	635,612	1,205,491		94,123	676,073		4,399	2,615,698
Total Loans	$670,196	$1,268,209		$94,123	$687,095		$4,399	$2,724,022

	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$5,726	$7,545	$-	$643	$-	$13,914
Collectively evaluated for impairment	26,782	28,796	3,622	9,765	98	69,063
Total Allowance for Loan Losses	$32,508	$36,341	$3,622	$10,408	$98	$82,977

Loan Balances (includes loans held for sale):
Individually evaluated for impairment	$28,965	$77,705	$-	$9,534	$-	$116,204
Collectively evaluated for impairment	626,594	1,257,947	115,295	714,486	5,157	2,719,479
Total Loans	$655,559	$1,335,652	$115,295	$724,020	$5,157	$2,835,683

Information on non-performing assets, including non-accruing, real estate owned and renegotiated loans, plus accruing loans contractually past due 90 days or more, is summarized below:

	June 30,	December 31,
	2011	2010
Non-Performing Assets:
Non-accrual loans	$87,583	$90,591
Renegotiated loans	6,269	7,139
Non-performing loans (NPL)	93,852	97,730
Real estate owned and repossessed assets	15,437	20,927
Non-performing assets (NPA)	109,289	118,657
90+ days delinquent and still accruing	227	1,330
NPAs & 90+ days delinquent	$109,516	$119,987

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.  Payments received on impaired accruing or delinquent loans are applied to interest income as accrued.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

Non Accruals by Class
	June 30,	December 31,
	2011	2010
Commercial and Industrial	$21,097	$9,812
Agriculture production financing and other loans	306	544
Real Estate Loans:
Construction	14,121	17,164
Commercial and farm land	33,787	45,308
Residential	14,948	15,115
Home Equity	2,723	2,648
Individuals loans for household and other personal expenditures
Lease financing receivables, net of unearned income
Other Loans	601
Total	$87,583	$90,591

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

The following table shows the composition of the Corporation’s impaired loans by loan class as of June 30, 2011, and December 31, 2010:

				Three Months Ended		Six Months Ended
	June 30, 2011			June 30, 2011		June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$30,307	$18,532		$19,087	$152	$19,857	$285
Agriculture production financing and
other loans to farmers	705	306		312	-	385	-
Real Estate Loans:
Construction	20,435	13,286		14,485	-	15,661	-
Commercial and farm land	53,747	33,538		35,939	205	37,301	401
Residential	8,495	6,151		6,391	2	6,566	5
Home equity	5,272	2,026		1,816	4	1,816	8
Individuals loans for household and
other personal expenditures	-	-		-	-	-
Lease financing receivables, net of
unearned income	-	-		-	-	-
Other loans	94	12		12	-	13
Total	$119,055	$73,851		$78,042	$363	$81,599	$699

Impaired loans with related allowance:
Commercial and industrial	$15,284	$15,144	$7,284	$15,262	$44	$15,324	$127
Agriculture production financing and
other loans to farmers	-	-	-	-	-	-	-
Real Estate Loans:
Construction	677	677	301	697	-	707	-
Commercial and farm land	16,982	15,214	4,694	16,378	43	16,797	67
Residential	2,907	2,846	838	2,944	8	2,991	15
Home equity	-	-	-	-	-	-	-
Individuals loans for household and
other personal expenditures	-	-	-	-	-	-	-
Lease financing receivables, net of
unearned income	-	-	-	-	-	-	-
Other loans	604	592	598	601	-	605	-
Total	$36,454	$34,473	$13,715	$35,882	$95	$36,424	$209

Total Impaired Loans	$155,509	$108,324	$13,715	$113,924	$458	$118,023	$908

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
Lease financing receivables, net of unearned income
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
Lease financing receivables, net of unearned income
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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

The following table summarizes the credit quality of the Corporation’s loan portfolio, by loan class for the periods indicated.  Consumer Non-Performing loans include accruing consumer loans 90 plus days delinquent and consumer non-accrual loans.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified date.

	June 30, 2011
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total Loans
Commercial and industrial	$459,932	$18,628	$49,110	$2,072	$-	$-	$-	$529,742
Agriculture production financing and other loans	94,721	2,308	2,331	-	-	-	-	99,360
Real Estate Loans:								-
Construction	65,630	6,415	19,321	4,785	-	-	157	96,308
Commercial and farm land	997,215	38,929	131,089	4,628	-	-	40	1,171,901
Residential	134,058	11,904	19,190	678	-	322,710	6,716	495,256
Home equity	15,488	25	3,605	12	-	171,697	1,012	191,839
Individuals loans for household and other personal expenditures	-	-	-	-	-	94,122	1	94,123
Lease financing receivables, net of unearned income	162	-	9	-	-	4,228	-	4,399
Other loans	40,324	76	102	592	-	-	-	41,094
Total	$1,807,530	$78,285	$224,757	$12,767	$-	$592,757	$7,926	$2,724,022

	December 31, 2010
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total Loans
Commercial and industrial	$454,305	$19,928	$53,199	$2,870	$20			$530,322
Agriculture production financing and other loans	92,293	574	2,649					95,516
Real Estate Loans:
Construction	66,918	10,100	28,167	1,430				106,615
Commercial and farm land	1,038,861	38,676	146,213	5,287				1,229,037
Residential	144,163	9,220	18,747	1,169		$340,932	$7,820	522,051
Home equity	17,913	283	2,872	524		178,470	1,907	201,969
Individuals loans for household and other personal expenditures						115,239	56	115,295
Lease financing receivables, net of unearned income	280		18			4,859		5,157
Other loans	27,642	1,295	784					29,721
Total	$1,842,375	$80,076	$252,649	$11,280	$20	$639,500	$9,783	$2,835,683

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited

NOTE 3. Loans and Allowance continued

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class for June 30, 2011, and December 31, 2010:

	June 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$506,817	$1,664	$149	$15	$21,097	$22,925	$529,742
Agriculture production financing and other loans	98,930	124	-	-	306	430	99,360
Real Estate Loans:
Construction	81,819	138	230	-	14,121	14,489	96,308
Commercial and farm land	1,120,389	6,056	11,669	-	33,787	51,512	1,171,901
Residential	472,620	5,327	2,248	113	14,948	22,636	495,256
Home equity	186,969	1,451	598	98	2,723	4,870	191,839
Individuals loans for household and other personal expenditures	92,812	1,139	171	1	-	1,311	94,123
Lease financing receivables, net of unearned income	4,399	-	-	-	-	-	4,399
Other loans	40,493	-	-	-	601	601	41,094
Total	$2,605,248	$15,899	$15,065	$227	$87,583	$118,774	$2,724,022

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$518,683	$1,477	$211	$139	$9,812	$11,639	$530,322
Agriculture production financing and other loans	94,972				544	544	95,516
Real Estate Loans:
Construction	86,710	1,543	996	202	17,164	19,905	106,615
Commercial and farm land	1,171,580	6,769	5,380	-	45,308	57,457	1,229,037
Residential	498,066	5,261	3,363	246	15,115	23,985	522,051
Home equity	196,276	1,825	534	686	2,648	5,693	201,969
Individuals loans for household and other personal expenditures	112,760	1,989	489	57		2,535	115,295
Lease financing receivables, net of unearned income	5,157					-	5,157
Other loans	29,721					-	29,721
Total	$2,713,925	$18,864	$10,973	$1,330	$90,591	$121,758	$2,835,683

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

NOTE 5.  Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of June 30, 2011, the Corporation had one interest rate swap with a notional amount of $13 million and one interest rate cap with a notional amount of $13 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted LIBOR-based outflows associated with existing trust preferred securities when the outflows convert from a fixed rate to variable rate in September 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2011, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation does not expect to reclassify any amounts from accumulated other comprehensive income to interest expense.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5.  Derivative Financial Instruments continued

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2011, the notional amount of customer-facing swaps was approximately $80,058,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2011 and December 31, 2010.

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$954	Other Assets	$1,393	Other Liabilities	$47	Other Liabilities	$

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,783	Other Assets	$3,718	Other Liabilities	$3,939	Other Liabilities		$3,876

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2011 and June 30, 2010.

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Interest rate contracts	Other income	$(21)	$2

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest rate contracts	Other income	$(207)	$(213)

The Corporation’s exposure to credit risk occurs because of nonperformance by its counterparties.  The counterparties approved by the Corporation are usually financial institutions, which are well capitalized and have credit ratings through Moody’s and/or Standard & Poor’s, at or above investment grade.  The Corporation’s control of such risk is through quarterly financial reviews, comparing mark-to-mark values with policy limitations, credit ratings and collateral pledging.

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

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations.

As of June 30, 2011, the termination value of derivatives in a net liability position related to these agreements was $4,196,000. As of June 30, 2011, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4,120,000. If the Corporation had breached any of these provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at their termination value.

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

Pooled Trust Preferred Securities

Pooled trust preferred securities in the portfolio amount to $5.6 million in amortized cost, with a fair value of $144,000; all of which are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at June 30, 2011, Moody’s ratings on these securities now range from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the June 30, 2011, quarterly analysis, the conclusion was no additional OTTI impairment for the three months ending June 30, 2011. The Corporation recognized OTTI impairment of $400,000 and $888,000 for the six months ended June 30, 2011 and June 30, 2010.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

The following presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011, and December 31, 2010.

	Fair Value Measurements Using
June 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$113		$113
State and municipal	238,513		238,513
Mortgage-backed securities	349,145		349,145
Corporate obligations	176			$176
Equity securities	3,265		3,261	4
Interest rate swap asset	3,783			3,783
Interest rate cap	954			954
Interest rate swap liability	(3,986)			(3,986)

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$616		$616
State and municipal	239,990		239,990
Mortgage-backed securities	295,317		295,317
Corporate obligations	182			$182
Equity securities	3,265		3,261	4
Interest rate swap asset	4,002			4,002
Interest rate cap	1,109			1,109
Interest rate swap liability	(3,876)			(3,876)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable Level 3 inputs for the three and six months ended June 30, 2011, and 2010.

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$173	$3,647	$1,124	$(3,379)	$186	$4,002	$1,109	$(3,876)
Total realized and unrealized gains and losses:
Included in net income (loss)		586		(607)	(400)	112		(110)
Included in other comprehensive income	(82)	$(450)	$(170)		240	$(331)	$(155)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	89				154
Ending balance at June 30, 2011	$180	$3,783	$954	$(3,986)	$180	$3,783	$954	$(3,986)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$1,394	$2,843	$(2,873)	$2,483	$2,624	$(2,648)
Total realized and unrealized gains and losses:
Included in net income (loss)	(400)	1,081	(1,288)	(888)	1,300	(1,513)
Included in other comprehensive income	345			(324)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	92			160
Ending balance at June 30, 2010	$1,431	$3,924	$(4,161)	$1,431	$3,924	$(4,161)

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

	Fair Value Measurements Using
June 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$37,957			$37,957
Other real estate owned (collateral dependent)	$7,830			$7,830

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$45,432			$45,432
Other real estate owned (collateral dependent)	$6,314			$6,314

Impaired Loans (collateral dependent) and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first six months of 2011, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$50,874	$50,874	$50,844	$50,844
Federal funds sold			7,463	7,463
Interest-bearing time deposits	15,865	15,865	65,216	65,216
Investment securities available for sale	591,212	591,212	539,370	539,370
Investment securities held to maturity	347,154	351,865	287,427	286,270
Mortgage loans held for sale	4,846	4,846	21,469	21,469
Loans	2,646,889	2,649,114	2,752,706	2,715,924
FRB and FHLB stock	31,384	31,384	33,884	33,884
Interest Rate Swap Asset	4,737	4,737	5,111	5,111
Interest receivable	17,001	17,001	18,674	18,674
Liabilities:
Deposits	$3,142,533	$3,147,704	$3,268,880	$3,280,489
Borrowings:
Federal funds purchased	22,978	22,978
Securities sold under repurchase agreements	124,236	124,774	109,871	110,494
Federal Home Loan Bank advances	74,050	77,702	82,684	87,463
Subordinated debentures, revolving credit lines and term loans	226,580	178,832	226,440	176,259
Interest Rate Swap Liability	3,986	3,986	3,876	3,876
Interest Payable	3,601	3,601	4,262	4,262

Cash and due from banks:  The fair value of cash and cash equivalents approximates carrying value.

Federal Funds Sold:  The fair value of Federal funds sold approximates carrying value.

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

Federal Reserve and Federal Home Loan Bank stock:  The fair value of Federal Reserve Bank and Federal Home Loan Bank stock is based on the price which it may be resold to the Federal Reserve and Federal Home Loan Bank.

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

Deposits:  The fair values of noninterest-bearing and interest-bearing demand accounts and savings deposits are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit and other time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on such time deposits.

Federal funds purchased: The fair value of federal funds purchased approximates carrying value.

Borrowings:  The fair value of borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on which plan the shares were granted under. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of June 30, 2011, all outstanding DSUs were converted to RSA’s due to director retirements.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months and six months ended June 30, 2011, was $350,000 and $718,000, respectively compared to $448,000 and $933,000, respectively, for the three months and six months ended June 30, 2010. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

The estimated fair value of the stock options granted during 2011, and in prior years, was calculated using a Black Scholes option pricing model.  The following summarizes the assumptions used in the 2011 Black Scholes model:

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately five percent for the six months ended June 30, 2011, based on historical experience.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock and ESPP Options
Pre-tax compensation expense	$38	$162	$109	$345
Income tax benefit		(14)	(1)	(31)
Stock and ESPP option expense, net of income taxes	$38	$148	$108	$314
Restricted Stock Awards
Pre-tax compensation expense	$312	$286	$609	$588
Income tax benefit	(111)	(100)	(213)	(206)
Restricted stock awards expense, net of income taxes	$201	$186	$396	$382
Total Share-Based Compensation:
Pre-tax compensation expense	$350	$448	$718	$933
Income tax benefit	(111)	(114)	(214)	(237)
Total share-based compensation expense, net of income taxes	$239	$334	$504	$696

As of June 30, 2011, unrecognized compensation expense related to stock options and RSAs totaling $101,000 and $1,584,000, respectively, is expected to be recognized over weighted-average periods of 1.09 and 1.75 years, respectively.

Stock option activity under the Corporation's stock option plans, as of June 30, 2011, and changes during the six months ended June 30, 2011, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,061,429	$23.01
Granted/ Converted	40,296	$9.17
Exercised	-	-
Cancelled	(6,180)	$26.13
Outstanding June, 2011	1,095,545	$22.54	4.82	119,704
Vested and Expected to Vest at June 30, 2011	1,095,545	$22.54	4.55	119,704
Exercisable at June 30, 2011	1,024,745	$23.57	4.52	12,555

The weighted-average grant date fair value was $3.08 for stock options granted during the six months ended June 30, 2011.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2011.   The intrinsic value is the difference between the Corporation's closing stock price on the last trading day of the first six months of 2011 and the exercise price, multiplied by the number of in-the-money options.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.  There were no stock options exercised during the first six months of 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The following table summarizes information on unvested RSAs outstanding as of June 30, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2011	272,737	$12.46
Granted	128,013	$9.04
Forfeited	(2,635)	$8.45
Vested	(68,205)	$23.54
Unvested RSAs at June 30, 2011	329,910	$8.87

The grant date fair value of ESPP options was estimated at the beginning of the April 1, 2011, quarterly offering period of approximately $16,000. The ESPP options vested during the three months ending June 30, 2011, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2011.

NOTE 8. Income tax

	2011	2010
Income Tax Expense for the Six Months Ended June 30:
Currently Payable:
Federal	$(902)	$(17,029)
State		(379)
Deferred:
Federal	4,697	14,219
State		379
Total Income Tax Expense	$3,795	$(2,810)

Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory income Tax at 35%	$5,160	$(549)
Tax-exempt Interest Income	(1,877)	(1,960)
Non-deductible Interest Expense	419	2
Stock Compensation	37	89
Earnings on Life Insurance	(402)	(362)
Tax Credits	(26)	(53)
Other	484	23
Actual Tax Expense	$3,795	$(2,810)

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

	Three Months Ended June 30,
	2011			2010
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$5,488			$(343)
Gain on exchange of preferred stock for trust preferred debt				10,052
Less: Preferred stock dividends and discount accretion	990			1,443
Net income available to common stockholders	4,498	25,656,826	$0.18	8,266	25,523,145	$0.35
Effect of dilutive stock options and warrants		125,973			110,307
Diluted net income per share:
Net income available to common stockholders	$4,498	25,782,799	$0.18	$8,266	25,633,452	$0.35

Stock options to purchase 1,033,546 and 1,075,864 shares for the three months ended June 30, 2011, and 2010, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

	Six Months Ended June 30,
	2011			2010
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$10,949			$1,243
Gain on exchange of preferred stock for trust preferred debt				10,052
Less: Preferred stock dividends and discount accretion	1,978			2,893
Net income available to common stockholders	8,971	25,631,340	$0.35	8,402	23,459,738	$0.36
Effect of dilutive stock options and warrants		141,523			95,487
Diluted net income per share:
Net income available to common stockholders	$8,971	25,772,863	$0.35	$8,402	23,555,225	$0.36

Stock options to purchase 1,026,177 and 1,100,760 shares for the six months ended June 30, 2011, and 2010, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 10.  Impact of Accounting Changes

ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the Financial Accounting Standards board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company is required to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 required certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation adopted the applicable required additional disclosures effective December 31, 2010. The additional disclosures are included in Note 3. Loans and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”   ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Management is assessing the impact of ASU 2011-02 on the Corporation’s financial condition, results of operations, and disclosures.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Corporation is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, we include forward-looking statements in our oral and written communication. We may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”,  “expect” and similar expressions or future or conditional verbs such as “will”, “would”,  “should”,  “could”,  “might”, “can”, “may”, or similar expressions. These forward-looking statements include:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plan and growth strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

●	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations and expense expectations;

●	adverse changes in the economy, which might affect our business prospects and could cause credit-related losses and expenses;

●	adverse developments in our loan and investment portfolios;

●	competitive factors in the banking industry, such as the trend towards consolidation in our market;

●	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like our affiliate banks;

●	acquisitions of other businesses by us and integration of such acquired businesses;

●	changes in market, economic, operational, liquidity, credit and interest rate risks associated with our business; and

●	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

We believe there have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of  Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March of 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.  The Bank includes seventy-eight banking locations in twenty-three Indiana and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, interactive voice response systems, remote deposit and internet technology.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported second quarter earnings of $.18 per fully diluted common share and net income available to stockholders of $4,498,000, compared to $.35 per common share and net income available to stockholders of $8,266,000 for the quarter ended June 30, 2010.

In the second quarter of 2010, an after-tax gain of $10.1 million applicable to income available to common stockholders was recorded. The gain was a result of favorable accounting treatment attributed to the exchange of 46,400 shares of the Corporation’s fixed rate cumulative perpetual preferred stock for $46.4 million of trust preferred securities. Also, as a result of this transaction, a $5.4 million deferred tax liability was recorded resulting in a net decrease of the tax asset.

Net charge offs were $9.4 million for the quarter, exceeding provision expense of $5.6 million by $3.8 million as a large recovery was recorded and certain charge offs were preceded by specific reserves.  The specific reserves at June 30, 2011 were $13.7 million compared to $13.9 million at December 31, 2010.  Non-performing assets plus 90 days delinquent loans were $109.5 million or 2.7 percent of total assets at June 30, 2011, compared to $120.0 million, or 2.9 percent of total assets at December 31, 2010.  The Corporation’s allowance for loan losses decreased to 2.83 percent of total loans from 2.90 percent of loans at December 31, 2010.

Assets decreased by $76.6 million during the first six months of 2011.   Loans, including loans held for sale, decreased $128.3 million during the first six months of 2011, or 4.5 percent, due to normal loan run-off coupled with a reduction in both consumer and commercial demand for borrowing.  The combined cash and cash equivalents and interest bearing deposits declined by $56.8 million. These declines have generated excess liquidity of $185.1 million, of which $111.6 million has been invested in the investment securities portfolio.

Deposits decreased $126.3 million during the first six months of 2011, or 3.9 percent.  CDs below $100,000 and CDs over $100,000 accounted for $64.2 million and $42.1 million of the decline, respectively.  Another $13.6 million of the decline was a result of declining savings deposits.  Management continues to focus on maximizing deposit pricing in an effort to balance maintaining strong customer relationships, remaining competitive in the local markets while still allowing higher cost deposits to mature.

Net deferred and refundable taxes have declined by $8.8 million in the first six months of 2011. The decline is primarily a result of receiving $3.0 million in net tax refunds during 2011, utilization of $3.4 million of deferred tax asset associated with net operating loss carryforwards and $2.7 million reduction in deferred tax asset related to the allowance for loan losses.

The Corporation continues to maintain all regulatory capital ratios in excess of the regulatory definition of “well capitalized” as discussed in the section entitled “CAPITAL” below.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  It is a function of net interest margin and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods.  Net interest margin increased 9 basis points from 3.90 percent in the second quarter of 2010 to 3.99 percent in the second quarter of 2011, while earning assets decreased by $118 million. The table below presents the Corporation’s asset yields, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2011 and 2010.

During the six months ended June 30, 2011, asset yields decreased 31 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 41 basis points, resulting in a 10 basis point (FTE) increase in net interest income as compared to the same period in 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Annualized net interest income	$143,389	$144,714	$142,649	$144,787
Annualized FTE adjustment	$5,993	$6,031	$5,856	$6,163
Annualized net interest income on a fully taxable equivalent basis	$149,382	$150,745	$148,505	$150,950
Average earning assets	$3,751,241	$3,868,749	$3,747,738	$3,912,442
Interest income (FTE) as a percent of average earning assets	5.04%	5.38%	5.07%	5.38%
Interest expense as a percent of average earning assets	1.05%	1.48%	1.11%	1.52%
Net interest income (FTE) as a percent of average earning assets	3.99%	3.90%	3.96%	3.86%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

NON-INTEREST INCOME

Non-interest income increased by $119,000 or 1.1% during the second quarter of 2011, compared to the second quarter of 2010.  During the second quarter of 2011, gains recognized on the sale of investment securities totaled $825,000 with no other-than-temporary impairment losses on pooled trust preferred investments.  In comparison, during second quarter of 2010, gains recognized on the sale of investment securities totaled $257,000 while other-than-temporary impairment losses on pooled trust preferred investments of $400,000 were recognized.
Additionally, interchange income from electronic card transactions was $226,000 higher in the second quarter of 2011 when compared to the second quarter of 2010.  Declines in service charges were recognized due to a decrease in the volume of customer overdrafts and returned items. Insurance commissions also declined by $463,000 when compared to the second quarter of 2010, due to a one-time adjustment.

During the first six months of 2011, non-interest income was $22.9 million or 4.1% lower than the same period in 2010.  The sale of investment securities resulted in net gains of approximately $888,000 when netted against other-than-temporary impairment charges of $400,000 recognized on pooled trust preferred investments, a decrease of $323,000 from the same period in 2010.  Service charges declined $992,000 from the same period in 2010 due to a decrease in the volume of customer overdrafts and returned items.  Additionally, insurance commissions were $564,000 lower in the first half of 2011 than 2010.  The largest increases over the prior period were gains on the sale of mortgage loans totaling $569,000 more than the first six months of 2010.

NON-INTEREST EXPENSE

Non-interest expenses for the second quarter of 2011, compared with the same period in 2010, increased by $56,000 or .2%.  Non-interest expenses in the first six months of 2011 decreased $703,000 or 1.0%, compared to the same period in 2010.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAX

The income tax expense for the six months ended June 30, 2011 was $3,795,000 on pre-tax net income of $14,744,000.  For the same period in 2010, the income tax benefit was $2,810,000 on a pre-tax net loss of $1,567,000.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 6.36% at June 30, 2011 and 5.86% at December 31, 2010.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At June 30, 2011, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

As of June 30, 2011, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total capital (to risk-weighted assets)	$471,790	16.05%	$476,490	15.74%
Tier 1 capital (to risk-weighted assets)	394,543	13.42%	388,090	12.82%
Tier 1 capital (to average assets)	394,543	9.94%	388,090	9.50%

First Merchants Bank
Total capital (to risk-weighted assets)	$455,190	15.55%	$450,629	14.89%
Tier 1 capital (to risk-weighted assets)	418,317	14.29%	412,654	13.64%
Tier 1 capital (to average assets)	418,317	10.57%	412,654	10.14%

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

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2011	2010
Average goodwill	$141,357	$141,357
Average core deposit intangible (CDI)	11,596	15,026
Average deferred tax on CDI	(2,651)	(3,385)
Intangible adjustment	$150,302	$152,998
Average stockholders' equity (GAAP capital)	$460,488	$470,379
Average cumulative preferred stock issued under the Capital Purchase Program	(67,992)	(89,847)
Intangible adjustment	(150,302)	(152,998)
Average tangible capital	$242,194	$227,534
Average assets	$4,130,481	$4,271,715
Intangible adjustment	(150,302)	(152,998)
Average tangible assets	$3,980,179	$4,118,717
Net income available to common stockholders	$8,971	$11,722
CDI amortization, net of tax	1,326	2,852
Tangible net income available to common stockholders	$10,297	$14,574
Diluted earnings per share	$0.35	$0.48
Diluted tangible earnings per share	$0.40	$0.60
Return on average GAAP capital	3.90%	2.49%
Return on average tangible capital	8.50%	6.40%
Return on average assets	0.43%	0.27%
Return on average tangible assets	0.52%	0.35%

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

Non-accruals declined by $3,008,000 in the six month period from $90,591,000 at December 31, 2010, to the current June 30, 2011, balance of $87,583,000. Decreases were also experienced in other real estate owned, which declined $5,490,000, and 90 plus day delinquents, which decreased $1,103,000, during the first six months of 2011. For other real estate owned, current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Non-Performing Assets:
Non-accrual loans	$87,583	$90,591
Renegotiated loans	6,269	7,139
Non-performing loans (NPL)	93,852	97,730
Real estate owned and repossessed assets	15,437	20,927
Non-performing assets (NPA)	109,289	118,657
90+ days delinquent and still accruing	227	1,330
NPAs & 90+ days delinquent	$109,516	$119,987
Impaired Loans	$108,324	$116,204

The composition of non-performing assets plus 90-days delinquent is reflected in the following table.

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$23,371	$10,499
Agricultural production financing and other loans to farmers	306	544
Real estate loans:
Construction	21,691	28,907
Commercial and farm land	40,644	54,297
Residential	22,767	25,339
Individual's loans for household and other personal expenditures	136	401
Other loans	601
Non performing assets plus 90+ days delinquent	$109,516	$119,987

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2011, impaired loans totaled $108,324,000, which is a decrease of $7,880,000 from the December 31, 2010, balance of $116,204,000. At June 30, 2011, an allowance for losses was not deemed necessary for impaired loans totaling $73,851,000, as there was no identified loss on these credits. An allowance of $13,715,000 was recorded for the remaining balance of impaired loans totaling $34,473,000 and is included in the corporation’s allowance for loan losses.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

At June 30, 2011, the allowance for loan losses was $77,133,000, a decrease of $5,844,000 from year end 2010. As a percent of loans, the allowance was 2.83 percent at June 30, 2011, and 2.90 percent at December 31, 2010. The provision for loan losses for the first six months of 2011 was $11,219,000, a decrease of $17,665,000 from $28,884,000 for the same period in 2010. Specific reserves on impaired loans decreased $199,000 from $13,914,000 at December 31, 2010 to $13,715,000 at June 30, 2011.

Net charge offs for the second quarter of 2011 were $9,428,000, a decrease of $7,185,000 from the same period in 2010. Of this amount, $6,662,000, or 70.6%, was made up of seven customer charge offs of more than $500,000.  The three largest relationships that were charged off for the second quarter were $1,401,000, $1,331,000 and $1,000,000.  Specific reserves totaling 1,373,000 were held against these loans at the time of charge off.  In addition, a large recovery on a commercial and industrial relationship totaling $6,110,000 was recognized during the quarter.  In addition to the large recovery and previously identified specific reserves, the provision was lower than net charge offs due to the decrease in criticized loans, which play a large part in the allowance for loan loss methodology as discussed in Note 3 of the Notes To Consolidated Financial Statements of this Form 10Q. One of the primary drivers was a decrease in commercial loans graded Substandard, which declined $27,892,000 or 11 percent since December 31, 2010. The distribution of the net charge offs for both the three months ended and six months ended June 30, 2011, and June 30, 2010 is reflected in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net Charge Offs:
Commercial and industrial loans	$(5,428)	$1,964	$(4,920)	$14,117
Agricultural production financing and other loans to farmers	(75)	(141)	(156)	642
Real estate loans
Construction	2,602	2,768	5,190	2,831
Commercial and farm land	10,234	9,651	13,673	12,587
Residential	2,111	2,102	2,990	3,164
Individual's loans for household and other personal expenditures	(14)	269	295	650
Lease financing receivables, net of unearned income	(2)		(3)	54
Other Loans			(6)
Total Net Charge Offs	$9,428	$16,613	$17,063	$34,045

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  continued

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources. At June 30, 2011, total borrowings from the FHLB were $74,050,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2011, was $183,695,000.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $591,212,000 at June 30, 2011, an increase of $51,842,000, or 9.61 percent, from December 31, 2010. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity that are maturing in one year or less, totaled $3,234,000 at June 30, 2011. In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants. A breach of any of these covenants could result in a default under the Loan Agreement. As of June 30, 2011, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.75%.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at June 30, 2011 are as follows:

June 30,
(Dollars in thousands)	2011
Amounts of commitments:
Loan commitments to extend credit	$585,422
Standby letters of credit	22,425
$607,847

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at June 30, 2011 are as follows:

(Dollars in thousands)	2011 Remaining	2012	2013	2014	2015	2016	2017 and after	Total
Operating leases	$1,080	$2,096	$1,840	$1,700	$1,528	$1,165	$741	$10,150
Federal funds purchased	22,978							22,978
Securities sold under repurchase agreements	99,986	14,250		10,000				124,236
Federal Home Loan Bank advances	10,500	49,964	222	1,207	2,000	4,095	6,062	74,050
Subordinated debentures, revolving credit lines and term loans	111	78,988			55,000		92,481	226,580
Total	$134,655	$145,298	$2,062	$12,907	$58,528	$5,260	$99,284	$457,994

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK continued

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2011, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At June 30, 2011
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(2)
Three-Year CMT	200	(20)
Five-Year CMT	200	(48)
CD's	200	(55)
FHLB Advances	200	(26)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2011. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At June 30, 2011
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$146,882	$145,454	$143,430
Variance from Base		$(1,428)	$(3,452)
Percent of change from base		-0.97%	-2.35%
Policy Limit		-5.00%	-2.00%

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2011, and December 31, 2010. Earning assets decreased by $76,029,000 in the six months ended June 30, 2011.  Federal funds sold decreased $7,463,000, and interest-bearing time deposits decreased $49,351,000.  Investments increased by approximately $111,569,000, while loans and loans held for sale decreased by $128,284,000. Excess liquidity mainly created by the decline in the loan portfolio was used to increase the investment securities portfolio.  The three largest loan segments that decreased were commercial and farmland, residential real estate and individual loans.

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Federal funds sold	$	$7,463
Interest-bearing time deposits	15,865	65,216
Investment securities available for sale	591,212	539,370
Investment securities held to maturity	347,154	287,427
Mortgage loans held for sale	4,846	21,469
Loans	2,724,022	2,835,683
Federal Reserve and Federal Home Loan Bank stock	31,384	33,884
Total	$3,714,483	$3,790,512

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          a. None

          b. None

          c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended June 30, 2011 as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2011	114	$8.47
May, 2011
June, 2011	25	$8.03

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

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
4.8	Amended and Restated Declaration of Trust, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.9	Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.10	First Supplemental Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.11	Guarantee Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.12	Form of Capital Securities Certificate of First Merchants Capital Trust III (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
10.1	First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (2)
10.2	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (2)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (2)
10.4	First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (2)
10.5	First Merchants Corporation Change of Control Agreement, as amended, with Jami L. Bradshaw dated June 1, 2011 (2)
10.6	First Merchants Corporation Change of Control Agreement, as amended, with Robert R. Connors dated June 1, 2011 (2)
10.7	First Merchants Corporation Change of Control Agreement, as amended, with Kimberly J. Ellington dated June 1, 2011 (2)
10.8	First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)
(1) Filed herewith.
(2) Furnished herewith.

FIRST MERCHANTS CORPORATION
FORM 10Q

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

First Merchants Corporation
     (Registrant)

Date: August 9, 2011                                                                    by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011                                                                    by /s/ Mark K. Hardwick
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

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
4.8	Amended and Restated Declaration of Trust, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.9	Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.10	First Supplemental Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.11	Guarantee Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.12	Form of Capital Securities Certificate of First Merchants Capital Trust III (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
10.1	First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (2)
10.2	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (2)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (2)
10.4	First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (2)
10.5	First Merchants Corporation Change of Control Agreement, as amended, with Jami L. Bradshaw dated June 1, 2011 (2)
10.6	First Merchants Corporation Change of Control Agreement, as amended, with Robert R. Connors dated June 1, 2011 (2)
10.7	First Merchants Corporation Change of Control Agreement, as amended, with Kimberly J. Ellington dated June 1, 2011 (2)
10.8	First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)
(1) Filed herewith.
(2) Furnished herewith.

FIRST MERCHANTS CORPORATION
FORM 10Q

Exhibit 10.1

RECHIN
CHANGE OF CONTROL AGREEMENT

This Agreement is made and entered into as of June 1, 2011, by and between First Merchants Corporation, an Indiana corporation (the “Corporation”), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Michael C. Rechin (the “Executive”), of Carmel, Indiana.

WHEREAS, the Corporation considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation and its shareholders; and

WHEREAS, the Corporation desires to assure the continued services of the Executive on behalf of the Corporation and/or its wholly-owned subsidiary, First Merchants Bank, N.A. (the “Bank”) (for purposes of this Agreement, the term “Corporation” shall include the Bank, unless otherwise expressly stated); and

WHEREAS, the Corporation recognizes that, if faced with a proposal for a Change of Control, the Executive will have a significant role in helping the Board of Directors of the Corporation (the “Board”) assess the options and advising the Board on what is in the best interests of the Corporation and its shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive’s own situation; and

WHEREAS, the Corporation desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation, the Corporation and the Executive, each intending that this Agreement shall modify and supersede any existing or previous Change of Control Agreement between the parties, agree as follows:

1.           Term of Agreement.

This Agreement shall continue in effect through December 31, 2011; provided, however, that commencing on December 31, 2011 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2011 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

FIRST MERCHANTS CORPORATION
FORM 10Q

2.           Definitions.

For purposes of this Agreement, the following definitions shall apply:

A.           Cause:  “Cause” shall mean:

(1)           professional incompetence;

(2)           willful misconduct;

(3)           personal dishonesty;

(4)           breach of fiduciary duty involving personal profit;

(5)           intentional failure to perform stated duties;

(6)           willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist orders; and

(7)           any intentional material breach of any term, condition or covenant of this Agreement.

(B)           Change of Control:  “Change of Control” shall mean:

(1)           any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 [“Exchange Act”]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities;

(2)           persons constituting a majority of the Board were not directors of the Corporation for at least the twenty-four (24) preceding months;

(3)           the stockholders of the Corporation approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or Bank such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities; or

(4)           the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation’s or the Bank’s assets.

(C)           Date of Termination:  “Date of Termination” shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

(D)           Disability:  “Disability” shall mean the definition of such term as used in the disability policy then in effect for the Corporation, and a determination of full disability by the Corporation; provided that in the event there is no disability insurance then in force, “disability” shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his or her duties with the Corporation on a full time basis for one hundred eighty (180) consecutive calendar days.

(E)           Notice of Termination:  “Notice of Termination” shall mean a written notice, communicated to the other parties hereto, which shall indicate the specific termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provisions so indicated.

(F)           Retirement:  “Retirement” shall mean termination of employment by the Executive in accordance with the Corporation’s normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

FIRST MERCHANTS CORPORATION
FORM 10Q

3.           Termination.

(A)           General.  If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive’s employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

(B)           If, following a Change of Control, the Executive’s employment shall be terminated for Cause, the Corporation shall pay the Executive his or her salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation’s then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation’s normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

(C)           Constructive Termination.  The Executive shall be entitled to terminate his or her employment upon the occurrence of Constructive Termination.  For purposes of this Agreement, “Constructive Termination” shall mean, without the Executive’s express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

(1)           the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive’s position, duties or responsibilities or the conditions of the Executive’s employment from those in effect immediately prior to such Change of Control;

(2)           a reduction in the Executive’s annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

 (3)           the Corporation requires the Executive to be relocated anywhere other than its offices serving the market area of the Corporation;

(4)           the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation’s normal vacation policy in effect at the time of the Change of Control;

(5)           the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation’s life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

(6)           the failure of the Corporation to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

For purposes of this Section 3(C), a Constructive Termination shall be deemed to have occurred thirty (30) days after the Executive has given the Corporation written notice of any condition that the Executive believes constitutes Constructive Termination under this Agreement, but only if the Corporation has failed within such thirty (30)-day period to remedy such condition.  Any failure by the Executive to give written notice, within ninety (90) days of its initial existence, of a condition that the Executive believes constitutes Constructive Termination under this Agreement shall be deemed to be a waiver and consent by the Executive to the action or inaction by the Corporation causing the existence of the condition and shall not thereafter provide a basis for a claim by the Executive of Constructive Termination.  In any Notice of Termination given by the Executive on account of Constructive Termination in accordance with Section 2(E), the Date of Termination stated in such Notice shall not be earlier than the date a Constructive Termination is deemed to have occurred, as provided above; provided, however, if the Executive’s claim of Constructive Termination is based on the condition described in Subsection (6) of this Section 3(C), then the Date of Termination shall be the date provided in Section 5.

FIRST MERCHANTS CORPORATION
FORM 10Q

4.           Compensation Upon Termination.

Following a Change of Control, if his or her employment by the Corporation shall be terminated by the Executive on account of Constructive Termination or by the Corporation other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

(A)           No later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive his or her full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation in effect at the time such payments are due;

(B)           In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive a lump sum severance payment, in cash, equal to two and ninety-nine hundredths (2.99) times the sum of (a) the Executive’s annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation’s Management Incentive Plan covering the Executive;

(C)           During the period beginning with the Executive’s Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive’s sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive’s behalf on the date of such Notice;

(D)           In lieu of shares of common stock of the Corporation (“Corporation Shares”) issuable upon the exercise of outstanding options (“Options”), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive, no later than the fifth day following the Date of Termination, an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the national securities exchange where the Corporation’s securities are then listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

(E)           The Corporation shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute; and

(F)           The Corporation shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive’s position.

5.           Successors; Binding Agreement.

(A)           The Corporation shall require any successor to the Corporation or the Bank,  as the result of a Change of Control (whether direct or indirect, by purchase, merger, consolidation or otherwise), to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his or her employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement, “the Corporation or the Bank” shall mean the Corporation or the Bank and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           This Agreement shall inure to the benefit of and be enforceable by the Executive and his or her personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.  If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his or her estate.

6.           Miscellaneous.

No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation.  No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.  The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles.  All references to a section of the Exchange Act shall be deemed also to refer to any successor provisions to such section.  Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law.  The obligations of the Corporation under Section 4 shall survive the expiration of the term of this Agreement.

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

9.           Arbitration.

Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect.  Judgment may be entered on the arbitrator’s award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his or her right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

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

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his or her name, as of the day and year first above written.

“CORPORATION”                                                                            “EXECUTIVE”

FIRST MERCHANTS CORPORATION

by /s/ Kimberly J. Ellington                                                                by /s/ Michael C. Rechin
 Kimberly J. Ellington                                                                          Michael C. Rechin
          Senior Vice President & HR Director

FIRST MERCHANTS CORPORATION
FORM 10Q

Exhibit 10.2

HARDWICK
CHANGE OF CONTROL AGREEMENT

This Agreement is made and entered into as of June 1, 2011, by and between First Merchants Corporation, an Indiana corporation (the “Corporation”), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Mark K. Hardwick (the “Executive”), of Yorktown, Indiana.

WHEREAS, the Corporation considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation and its shareholders; and

WHEREAS, the Corporation desires to assure the continued services of the Executive on behalf of the Corporation and/or its wholly-owned subsidiary, First Merchants Bank, N.A. (the “Bank”) (for purposes of this Agreement, the term “Corporation” shall include the Bank, unless otherwise expressly stated); and

WHEREAS, the Corporation recognizes that, if faced with a proposal for a Change of Control, the Executive will have a significant role in helping the Board of Directors of the Corporation (the “Board”) assess the options and advising the Board on what is in the best interests of the Corporation and its shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive’s own situation; and

WHEREAS, the Corporation desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation, the Corporation and the Executive, each intending that this Agreement shall modify and supersede any existing or previous Change of Control Agreement between the parties, agree as follows:

1.           Term of Agreement.

This Agreement shall continue in effect through December 31, 2011; provided, however, that commencing on December 31, 2011 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2011 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

2.           Definitions.

For purposes of this Agreement, the following definitions shall apply:

A.           Cause:  “Cause” shall mean:

(1)           professional incompetence;

(2)           willful misconduct;

(3)           personal dishonesty;

(4)           breach of fiduciary duty involving personal profit;

(5)           intentional failure to perform stated duties;

(6)           willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist orders; and

(7)           any intentional material breach of any term, condition or covenant of this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           Change of Control:  “Change of Control” shall mean:

(1)           any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 [“Exchange Act”]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities;

(2)           persons constituting a majority of the Board were not directors of the Corporation for at least the twenty-four (24) preceding months;

(3)           the stockholders of the Corporation approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or Bank such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities; or

(4)           the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation’s or the Bank’s assets.

(C)           Date of Termination:  “Date of Termination” shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

(D)           Disability:  “Disability” shall mean the definition of such term as used in the disability policy then in effect for the Corporation, and a determination of full disability by the Corporation; provided that in the event there is no disability insurance then in force, “disability” shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his or her duties with the Corporation on a full time basis for one hundred eighty (180) consecutive calendar days.

(E)           Notice of Termination:  “Notice of Termination” shall mean a written notice, communicated to the other parties hereto, which shall indicate the specific termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provisions so indicated.

(F)           Retirement:  “Retirement” shall mean termination of employment by the Executive in accordance with the Corporation’s normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

3.           Termination.

(A)           General.  If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive’s employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

(B)           If, following a Change of Control, the Executive’s employment shall be terminated for Cause, the Corporation shall pay the Executive his or her salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation’s then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation’s normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(C)           Constructive Termination.  The Executive shall be entitled to terminate his or her employment upon the occurrence of Constructive Termination.  For purposes of this Agreement, “Constructive Termination” shall mean, without the Executive’s express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

(1)           the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive’s position, duties or responsibilities or the conditions of the Executive’s employment from those in effect immediately prior to such Change of Control;

(2)           a reduction in the Executive’s annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

 (3)           the Corporation requires the Executive to be relocated anywhere other than its offices serving the market area of the Corporation;

(4)           the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation’s normal vacation policy in effect at the time of the Change of Control;

(5)           the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation’s life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

(6)           the failure of the Corporation to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

For purposes of this Section 3(C), a Constructive Termination shall be deemed to have occurred thirty (30) days after the Executive has given the Corporation written notice of any condition that the Executive believes constitutes Constructive Termination under this Agreement, but only if the Corporation has failed within such thirty (30)-day period to remedy such condition.  Any failure by the Executive to give written notice, within ninety (90) days of its initial existence, of a condition that the Executive believes constitutes Constructive Termination under this Agreement shall be deemed to be a waiver and consent by the Executive to the action or inaction by the Corporation causing the existence of the condition and shall not thereafter provide a basis for a claim by the Executive of Constructive Termination.  In any Notice of Termination given by the Executive on account of Constructive Termination in accordance with Section 2(E), the Date of Termination stated in such Notice shall not be earlier than the date a Constructive Termination is deemed to have occurred, as provided above; provided, however, if the Executive’s claim of Constructive Termination is based on the condition described in Subsection (6) of this Section 3(C), then the Date of Termination shall be the date provided in Section 5.

4.           Compensation Upon Termination.

Following a Change of Control, if his or her employment by the Corporation shall be terminated by the Executive on account of Constructive Termination or by the Corporation other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

(A)           No later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive his or her full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation in effect at the time such payments are due;

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive a lump sum severance payment, in cash, equal to two and ninety-nine hundredths (2.99) times the sum of (a) the Executive’s annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation’s Management Incentive Plan covering the Executive;

(C)           During the period beginning with the Executive’s Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive’s sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive’s behalf on the date of such Notice;

(D)           In lieu of shares of common stock of the Corporation (“Corporation Shares”) issuable upon the exercise of outstanding options (“Options”), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive, no later than the fifth day following the Date of Termination, an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the national securities exchange where the Corporation’s securities are then listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

(E)           The Corporation shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute; and

(F)           The Corporation shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive’s position.

5.           Successors; Binding Agreement.

(A)           The Corporation shall require any successor to the Corporation or the Bank,  as the result of a Change of Control (whether direct or indirect, by purchase, merger, consolidation or otherwise), to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his or her employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement, “the Corporation or the Bank” shall mean the Corporation or the Bank and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

(B)           This Agreement shall inure to the benefit of and be enforceable by the Executive and his or her personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.  If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his or her estate.

FIRST MERCHANTS CORPORATION
FORM 10Q

6.           Miscellaneous.

No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation.  No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.  The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles.  All references to a section of the Exchange Act shall be deemed also to refer to any successor provisions to such section.  Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law.  The obligations of the Corporation under Section 4 shall survive the expiration of the term of this Agreement.

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

9.           Arbitration.

Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect.  Judgment may be entered on the arbitrator’s award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his or her right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

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

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his or her name, as of the day and year first above written.

“CORPORATION”                                                                           “EXECUTIVE”

FIRST MERCHANTS CORPORATION

by /s/ Michael C. Rechin                                                             by /s/ Mark K. Hardwick
 Michael C. Rechin                                                                       Mark K. Hardwick
 President & Chief Executive Officer

FIRST MERCHANTS CORPORATION
FORM 10Q

Exhibit 10.3

STEWART
CHANGE OF CONTROL AGREEMENT

This Agreement is made and entered into as of June 1, 2011, by and between First Merchants Corporation, an Indiana corporation (the “Corporation”), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Michael J. Stewart (the “Executive”), of Indianapolis, Indiana.

WHEREAS, the Corporation considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation and its shareholders; and

WHEREAS, the Corporation desires to assure the continued services of the Executive on behalf of the Corporation and/or its wholly-owned subsidiary, First Merchants Bank, N.A. (the “Bank”) (for purposes of this Agreement, the term “Corporation” shall include the Bank, unless otherwise expressly stated); and

WHEREAS, the Corporation recognizes that, if faced with a proposal for a Change of Control, the Executive will have a significant role in helping the Board of Directors of the Corporation (the “Board”) assess the options and advising the Board on what is in the best interests of the Corporation and its shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive’s own situation; and

WHEREAS, the Corporation desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation, the Corporation and the Executive, each intending that this Agreement shall modify and supersede any existing or previous Change of Control Agreement between the parties, agree as follows:

1.           Term of Agreement.

This Agreement shall continue in effect through December 31, 2011; provided, however, that commencing on December 31, 2011 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2011 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

2.           Definitions.

For purposes of this Agreement, the following definitions shall apply:

A.           Cause:  “Cause” shall mean:

(1)           professional incompetence;

(2)           willful misconduct;

(3)           personal dishonesty;

(4)           breach of fiduciary duty involving personal profit;

(5)           intentional failure to perform stated duties;

(6)           willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist orders; and

(7)           any intentional material breach of any term, condition or covenant of this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           Change of Control:  “Change of Control” shall mean:

(1)           any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 [“Exchange Act”]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities;

(2)           persons constituting a majority of the Board were not directors of the Corporation for at least the twenty-four (24) preceding months;

(3)           the stockholders of the Corporation approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or Bank such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities; or

(4)           the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation’s or the Bank’s assets.

(C)           Date of Termination:  “Date of Termination” shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

(D)           Disability:  “Disability” shall mean the definition of such term as used in the disability policy then in effect for the Corporation, and a determination of full disability by the Corporation; provided that in the event there is no disability insurance then in force, “disability” shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his or her duties with the Corporation on a full time basis for one hundred eighty (180) consecutive calendar days.

(E)           Notice of Termination:  “Notice of Termination” shall mean a written notice, communicated to the other parties hereto, which shall indicate the specific termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provisions so indicated.

(F)           Retirement:  “Retirement” shall mean termination of employment by the Executive in accordance with the Corporation’s normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

3.           Termination.

(A)           General.  If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive’s employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

(B)           If, following a Change of Control, the Executive’s employment shall be terminated for Cause, the Corporation shall pay the Executive his or her salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation’s then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation’s normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(C)           Constructive Termination.  The Executive shall be entitled to terminate his or her employment upon the occurrence of Constructive Termination.  For purposes of this Agreement, “Constructive Termination” shall mean, without the Executive’s express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

(1)           the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive’s position, duties or responsibilities or the conditions of the Executive’s employment from those in effect immediately prior to such Change of Control;

(2)           a reduction in the Executive’s annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

(3)           the Corporation requires the Executive to be relocated anywhere other than its offices serving the market area of the Corporation;

(4)           the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation’s normal vacation policy in effect at the time of the Change of Control;

(5)           the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation’s life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

(6)           the failure of the Corporation to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

For purposes of this Section 3(C), a Constructive Termination shall be deemed to have occurred thirty (30) days after the Executive has given the Corporation written notice of any condition that the Executive believes constitutes Constructive Termination under this Agreement, but only if the Corporation has failed within such thirty (30)-day period to remedy such condition.  Any failure by the Executive to give written notice, within ninety (90) days of its initial existence, of a condition that the Executive believes constitutes Constructive Termination under this Agreement shall be deemed to be a waiver and consent by the Executive to the action or inaction by the Corporation causing the existence of the condition and shall not thereafter provide a basis for a claim by the Executive of Constructive Termination.  In any Notice of Termination given by the Executive on account of Constructive Termination in accordance with Section 2(E), the Date of Termination stated in such Notice shall not be earlier than the date a Constructive Termination is deemed to have occurred, as provided above; provided, however, if the Executive’s claim of Constructive Termination is based on the condition described in Subsection (6) of this Section 3(C), then the Date of Termination shall be the date provided in Section 5.

4.           Compensation Upon Termination.

Following a Change of Control, if his or her employment by the Corporation shall be terminated by the Executive on account of Constructive Termination or by the Corporation other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

(A)           No later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive his or her full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation in effect at the time such payments are due;

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive a lump sum severance payment, in cash, equal to two and ninety-nine hundredths (2.99) times the sum of (a) the Executive’s annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation’s Management Incentive Plan covering the Executive;

(C)           During the period beginning with the Executive’s Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive’s sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive’s behalf on the date of such Notice;

(D)           In lieu of shares of common stock of the Corporation (“Corporation Shares”) issuable upon the exercise of outstanding options (“Options”), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive, no later than the fifth day following the Date of Termination, an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the national securities exchange where the Corporation’s securities are then listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

(E)           The Corporation shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute; and

(F)           The Corporation shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive’s position.

5.           Successors; Binding Agreement.

(A)           The Corporation shall require any successor to the Corporation or the Bank,  as the result of a Change of Control (whether direct or indirect, by purchase, merger, consolidation or otherwise), to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his or her employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement, “the Corporation or the Bank” shall mean the Corporation or the Bank and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

(B)           This Agreement shall inure to the benefit of and be enforceable by the Executive and his or her personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.  If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his or her estate.

FIRST MERCHANTS CORPORATION
FORM 10Q

6.           Miscellaneous.

No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation.  No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.  The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles.  All references to a section of the Exchange Act shall be deemed also to refer to any successor provisions to such section.  Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law.  The obligations of the Corporation under Section 4 shall survive the expiration of the term of this Agreement.

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

9.           Arbitration.

Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect.  Judgment may be entered on the arbitrator’s award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his or her right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

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

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his or her name, as of the day and year first above written.

“CORPORATION”                                                                           “EXECUTIVE”

FIRST MERCHANTS CORPORATION

by /s/ Michael C. Rechin                                                             by /s/ Michael J. Stewart
 Michael C. Rechin                                                                             Michael J. Stewart
          President & Chief Executive Officer

FIRST MERCHANTS CORPORATION
FORM 10Q

Exhibit 10.4

MARTIN
CHANGE OF CONTROL AGREEMENT

This Agreement is made and entered into as of June 1, 2011, by and between First Merchants Corporation, an Indiana corporation (the “Corporation”), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and John Jason Martin (the “Executive”), of Westfield, Indiana.

WHEREAS, the Corporation considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation and its shareholders; and

WHEREAS, the Corporation desires to assure the continued services of the Executive on behalf of the Corporation and/or its wholly-owned subsidiary, First Merchants Bank, N.A. (the “Bank”) (for purposes of this Agreement, the term “Corporation” shall include the Bank, unless otherwise expressly stated); and

WHEREAS, the Corporation recognizes that, if faced with a proposal for a Change of Control, the Executive will have a significant role in helping the Board of Directors of the Corporation (the “Board”) assess the options and advising the Board on what is in the best interests of the Corporation and its shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive’s own situation; and

WHEREAS, the Corporation desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation, the Corporation and the Executive, each intending that this Agreement shall modify and supersede any existing or previous Change of Control Agreement between the parties, agree as follows:

1.           Term of Agreement.

This Agreement shall continue in effect through December 31, 2011; provided, however, that commencing on December 31, 2011 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2011 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

2.           Definitions.

For purposes of this Agreement, the following definitions shall apply:

A.           Cause:  “Cause” shall mean:

(1)           professional incompetence;

(2)           willful misconduct;

(3)           personal dishonesty;

(4)           breach of fiduciary duty involving personal profit;

(5)           intentional failure to perform stated duties;

(6)           willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist orders; and

(7)           any intentional material breach of any term, condition or covenant of this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           Change of Control:  “Change of Control” shall mean:

(1)           any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 [“Exchange Act”]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities;

(2)           persons constituting a majority of the Board were not directors of the Corporation for at least the twenty-four (24) preceding months;

(3)           the stockholders of the Corporation approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or Bank such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities; or

(4)           the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation’s or the Bank’s assets.

(C)           Date of Termination:  “Date of Termination” shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

(D)           Disability:  “Disability” shall mean the definition of such term as used in the disability policy then in effect for the Corporation, and a determination of full disability by the Corporation; provided that in the event there is no disability insurance then in force, “disability” shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his or her duties with the Corporation on a full time basis for one hundred eighty (180) consecutive calendar days.

(E)           Notice of Termination:  “Notice of Termination” shall mean a written notice, communicated to the other parties hereto, which shall indicate the specific termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provisions so indicated.

(F)           Retirement:  “Retirement” shall mean termination of employment by the Executive in accordance with the Corporation’s normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

3.           Termination.

(A)           General.  If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive’s employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

(B)           If, following a Change of Control, the Executive’s employment shall be terminated for Cause, the Corporation shall pay the Executive his or her salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation’s then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation’s normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(C)           Constructive Termination.  The Executive shall be entitled to terminate his or her employment upon the occurrence of Constructive Termination.  For purposes of this Agreement, “Constructive Termination” shall mean, without the Executive’s express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

(1)           the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive’s position, duties or responsibilities or the conditions of the Executive’s employment from those in effect immediately prior to such Change of Control;

(2)           a reduction in the Executive’s annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

 (3)           the Corporation requires the Executive to be relocated anywhere other than its offices serving the market area of the Corporation;

(4)           the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation’s normal vacation policy in effect at the time of the Change of Control;

(5)           the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation’s life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

(6)           the failure of the Corporation to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

For purposes of this Section 3(C), a Constructive Termination shall be deemed to have occurred thirty (30) days after the Executive has given the Corporation written notice of any condition that the Executive believes constitutes Constructive Termination under this Agreement, but only if the Corporation has failed within such thirty (30)-day period to remedy such condition.  Any failure by the Executive to give written notice, within ninety (90) days of its initial existence, of a condition that the Executive believes constitutes Constructive Termination under this Agreement shall be deemed to be a waiver and consent by the Executive to the action or inaction by the Corporation causing the existence of the condition and shall not thereafter provide a basis for a claim by the Executive of Constructive Termination.  In any Notice of Termination given by the Executive on account of Constructive Termination in accordance with Section 2(E), the Date of Termination stated in such Notice shall not be earlier than the date a Constructive Termination is deemed to have occurred, as provided above; provided, however, if the Executive’s claim of Constructive Termination is based on the condition described in Subsection (6) of this Section 3(C), then the Date of Termination shall be the date provided in Section 5.

4.           Compensation Upon Termination.

Following a Change of Control, if his or her employment by the Corporation shall be terminated by the Executive on account of Constructive Termination or by the Corporation other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

(A)           No later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive his or her full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation in effect at the time such payments are due;

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive a lump sum severance payment, in cash, equal to one and fifty hundredths (1.50) times the sum of (a) the Executive’s annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation’s Management Incentive Plan covering the Executive;

(C)           During the period beginning with the Executive’s Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive’s sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive’s behalf on the date of such Notice;

(D)           In lieu of shares of common stock of the Corporation (“Corporation Shares”) issuable upon the exercise of outstanding options (“Options”), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive, no later than the fifth day following the Date of Termination, an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the national securities exchange where the Corporation’s securities are then listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

(E)           The Corporation shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute; and

(F)           The Corporation shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive’s position.

5.           Successors; Binding Agreement.

(A)           The Corporation shall require any successor to the Corporation or the Bank,  as the result of a Change of Control (whether direct or indirect, by purchase, merger, consolidation or otherwise), to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his or her employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement, “the Corporation or the Bank” shall mean the Corporation or the Bank and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

(B)           This Agreement shall inure to the benefit of and be enforceable by the Executive and his or her personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.  If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his or her estate.

FIRST MERCHANTS CORPORATION
FORM 10Q

6.           Miscellaneous.

No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation.  No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.  The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles.  All references to a section of the Exchange Act shall be deemed also to refer to any successor provisions to such section.  Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law.  The obligations of the Corporation under Section 4 shall survive the expiration of the term of this Agreement.

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

9.           Arbitration.

Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect.  Judgment may be entered on the arbitrator’s award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his or her right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

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

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his or her name, as of the day and year first above written.

“CORPORATION”                                                                           “EXECUTIVE”

FIRST MERCHANTS CORPORATION

by /s/ Michael C. Rechin                                                          by /s/ John J. Martin
 Michael C. Rechin                                                                             John J. Martin
          President & Chief Executive Officer

FIRST MERCHANTS CORPORATION
FORM 10Q

Exhibit 10.5

BRADSHAW
CHANGE OF CONTROL AGREEMENT

This Agreement is made and entered into as of June 1, 2011, by and between First Merchants Corporation, an Indiana corporation (the “Corporation”), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Jami L. Bradshaw (the “Executive”), of Muncie, Indiana.

WHEREAS, the Corporation considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation and its shareholders; and

WHEREAS, the Corporation desires to assure the continued services of the Executive on behalf of the Corporation and/or its wholly-owned subsidiary, First Merchants Bank, N.A. (the “Bank”) (for purposes of this Agreement, the term “Corporation” shall include the Bank, unless otherwise expressly stated); and

WHEREAS, the Corporation recognizes that, if faced with a proposal for a Change of Control, the Executive will have a significant role in helping the Board of Directors of the Corporation (the “Board”) assess the options and advising the Board on what is in the best interests of the Corporation and its shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive’s own situation; and

WHEREAS, the Corporation desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation, the Corporation and the Executive, each intending that this Agreement shall modify and supersede any existing or previous Change of Control Agreement between the parties, agree as follows:

1.           Term of Agreement.

This Agreement shall continue in effect through December 31, 2011; provided, however, that commencing on December 31, 2011 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2011 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

2.           Definitions.

For purposes of this Agreement, the following definitions shall apply:

A.           Cause:  “Cause” shall mean:

(1)           professional incompetence;

(2)           willful misconduct;

(3)           personal dishonesty;

(4)           breach of fiduciary duty involving personal profit;

(5)           intentional failure to perform stated duties;

(6)           willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist orders; and

(7)           any intentional material breach of any term, condition or covenant of this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           Change of Control:  “Change of Control” shall mean:

(1)           any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 [“Exchange Act”]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities;

(2)           persons constituting a majority of the Board were not directors of the Corporation for at least the twenty-four (24) preceding months;

(3)           the stockholders of the Corporation approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or Bank such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities; or

(4)           the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation’s or the Bank’s assets.

(C)           Date of Termination:  “Date of Termination” shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

(D)           Disability:  “Disability” shall mean the definition of such term as used in the disability policy then in effect for the Corporation, and a determination of full disability by the Corporation; provided that in the event there is no disability insurance then in force, “disability” shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his or her duties with the Corporation on a full time basis for one hundred eighty (180) consecutive calendar days.

(E)           Notice of Termination:  “Notice of Termination” shall mean a written notice, communicated to the other parties hereto, which shall indicate the specific termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provisions so indicated.

(F)           Retirement:  “Retirement” shall mean termination of employment by the Executive in accordance with the Corporation’s normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

3.           Termination.

(A)           General.  If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive’s employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

(B)           If, following a Change of Control, the Executive’s employment shall be terminated for Cause, the Corporation shall pay the Executive his or her salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation’s then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation’s normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(C)           Constructive Termination.  The Executive shall be entitled to terminate his or her employment upon the occurrence of Constructive Termination.  For purposes of this Agreement, “Constructive Termination” shall mean, without the Executive’s express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

(1)           the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive’s position, duties or responsibilities or the conditions of the Executive’s employment from those in effect immediately prior to such Change of Control;

(2)           a reduction in the Executive’s annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

 (3)           the Corporation requires the Executive to be relocated anywhere other than its offices serving the market area of the Corporation;

(4)           the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation’s normal vacation policy in effect at the time of the Change of Control;

(5)           the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation’s life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

(6)           the failure of the Corporation to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

For purposes of this Section 3(C), a Constructive Termination shall be deemed to have occurred thirty (30) days after the Executive has given the Corporation written notice of any condition that the Executive believes constitutes Constructive Termination under this Agreement, but only if the Corporation has failed within such thirty (30)-day period to remedy such condition.  Any failure by the Executive to give written notice, within ninety (90) days of its initial existence, of a condition that the Executive believes constitutes Constructive Termination under this Agreement shall be deemed to be a waiver and consent by the Executive to the action or inaction by the Corporation causing the existence of the condition and shall not thereafter provide a basis for a claim by the Executive of Constructive Termination.  In any Notice of Termination given by the Executive on account of Constructive Termination in accordance with Section 2(E), the Date of Termination stated in such Notice shall not be earlier than the date a Constructive Termination is deemed to have occurred, as provided above; provided, however, if the Executive’s claim of Constructive Termination is based on the condition described in Subsection (6) of this Section 3(C), then the Date of Termination shall be the date provided in Section 5.

4.           Compensation Upon Termination.

Following a Change of Control, if his or her employment by the Corporation shall be terminated by the Executive on account of Constructive Termination or by the Corporation other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

(A)           No later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive his or her full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation in effect at the time such payments are due;

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive a lump sum severance payment, in cash, equal to one and fifty hundredths (1.50) times the sum of (a) the Executive’s annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation’s Management Incentive Plan covering the Executive;

(C)           During the period beginning with the Executive’s Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive’s sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive’s behalf on the date of such Notice;

(D)           In lieu of shares of common stock of the Corporation (“Corporation Shares”) issuable upon the exercise of outstanding options (“Options”), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive, no later than the fifth day following the Date of Termination, an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the national securities exchange where the Corporation’s securities are then listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

(E)           The Corporation shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute; and

(F)           The Corporation shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive’s position.

5.           Successors; Binding Agreement.

(A)           The Corporation shall require any successor to the Corporation or the Bank,  as the result of a Change of Control (whether direct or indirect, by purchase, merger, consolidation or otherwise), to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his or her employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement, “the Corporation or the Bank” shall mean the Corporation or the Bank and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

(B)           This Agreement shall inure to the benefit of and be enforceable by the Executive and his or her personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.  If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his or her estate.

FIRST MERCHANTS CORPORATION
FORM 10Q

6.           Miscellaneous.

No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation.  No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.  The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles.  All references to a section of the Exchange Act shall be deemed also to refer to any successor provisions to such section.  Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law.  The obligations of the Corporation under Section 4 shall survive the expiration of the term of this Agreement.

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

9.           Arbitration.

Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect.  Judgment may be entered on the arbitrator’s award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his or her right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

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

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his or her name, as of the day and year first above written.

“CORPORATION”                                                                           “EXECUTIVE”

FIRST MERCHANTS CORPORATION

by /s/ Michael C. Rechin                                                            by /s/ Jami L. Bradshaw
 Michael C. Rechin                                                                            Jami L. Bradshaw
          President & Chief Executive Officer

FIRST MERCHANTS CORPORATION
FORM 10Q

Exhibit 10.6

CONNORS
CHANGE OF CONTROL AGREEMENT

This Agreement is made and entered into as of June 1, 2011, by and between First Merchants Corporation, an Indiana corporation (the “Corporation”), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Robert R. Connors (the “Executive”), of Carmel, Indiana.

WHEREAS, the Corporation considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation and its shareholders; and

WHEREAS, the Corporation desires to assure the continued services of the Executive on behalf of the Corporation and/or its wholly-owned subsidiary, First Merchants Bank, N.A. (the “Bank”) (for purposes of this Agreement, the term “Corporation” shall include the Bank, unless otherwise expressly stated); and

WHEREAS, the Corporation recognizes that, if faced with a proposal for a Change of Control, the Executive will have a significant role in helping the Board of Directors of the Corporation (the “Board”) assess the options and advising the Board on what is in the best interests of the Corporation and its shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive’s own situation; and

WHEREAS, the Corporation desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation, the Corporation and the Executive, each intending that this Agreement shall modify and supersede any existing or previous Change of Control Agreement between the parties, agree as follows:

1.           Term of Agreement.

This Agreement shall continue in effect through December 31, 2011; provided, however, that commencing on December 31, 2011 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2011 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

2.           Definitions.

For purposes of this Agreement, the following definitions shall apply:

A.           Cause:  “Cause” shall mean:

(1)           professional incompetence;

(2)           willful misconduct;

(3)           personal dishonesty;

(4)           breach of fiduciary duty involving personal profit;

(5)           intentional failure to perform stated duties;

(6)           willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist orders; and

(7)           any intentional material breach of any term, condition or covenant of this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           Change of Control:  “Change of Control” shall mean:

(1)           any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 [“Exchange Act”]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities;

(2)           persons constituting a majority of the Board were not directors of the Corporation for at least the twenty-four (24) preceding months;

(3)           the stockholders of the Corporation approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or Bank such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities; or

(4)           the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation’s or the Bank’s assets.

(C)           Date of Termination:  “Date of Termination” shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

(D)           Disability:  “Disability” shall mean the definition of such term as used in the disability policy then in effect for the Corporation, and a determination of full disability by the Corporation; provided that in the event there is no disability insurance then in force, “disability” shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his or her duties with the Corporation on a full time basis for one hundred eighty (180) consecutive calendar days.

(E)           Notice of Termination:  “Notice of Termination” shall mean a written notice, communicated to the other parties hereto, which shall indicate the specific termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provisions so indicated.

(F)           Retirement:  “Retirement” shall mean termination of employment by the Executive in accordance with the Corporation’s normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

3.           Termination.

(A)           General.  If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive’s employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

(B)           If, following a Change of Control, the Executive’s employment shall be terminated for Cause, the Corporation shall pay the Executive his or her salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation’s then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation’s normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(C)           Constructive Termination.  The Executive shall be entitled to terminate his or her employment upon the occurrence of Constructive Termination.  For purposes of this Agreement, “Constructive Termination” shall mean, without the Executive’s express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

(1)           the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive’s position, duties or responsibilities or the conditions of the Executive’s employment from those in effect immediately prior to such Change of Control;

(2)           a reduction in the Executive’s annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

 (3)           the Corporation requires the Executive to be relocated anywhere other than its offices serving the market area of the Corporation;

(4)           the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation’s normal vacation policy in effect at the time of the Change of Control;

(5)           the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation’s life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

(6)           the failure of the Corporation to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

For purposes of this Section 3(C), a Constructive Termination shall be deemed to have occurred thirty (30) days after the Executive has given the Corporation written notice of any condition that the Executive believes constitutes Constructive Termination under this Agreement, but only if the Corporation has failed within such thirty (30)-day period to remedy such condition.  Any failure by the Executive to give written notice, within ninety (90) days of its initial existence, of a condition that the Executive believes constitutes Constructive Termination under this Agreement shall be deemed to be a waiver and consent by the Executive to the action or inaction by the Corporation causing the existence of the condition and shall not thereafter provide a basis for a claim by the Executive of Constructive Termination.  In any Notice of Termination given by the Executive on account of Constructive Termination in accordance with Section 2(E), the Date of Termination stated in such Notice shall not be earlier than the date a Constructive Termination is deemed to have occurred, as provided above; provided, however, if the Executive’s claim of Constructive Termination is based on the condition described in Subsection (6) of this Section 3(C), then the Date of Termination shall be the date provided in Section 5.

4.           Compensation Upon Termination.

Following a Change of Control, if his or her employment by the Corporation shall be terminated by the Executive on account of Constructive Termination or by the Corporation other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

(A)           No later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive his or her full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation in effect at the time such payments are due;

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive a lump sum severance payment, in cash, equal to one and fifty hundredths (1.50) times the sum of (a) the Executive’s annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation’s Management Incentive Plan covering the Executive;

(C)           During the period beginning with the Executive’s Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive’s sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive’s behalf on the date of such Notice;

(D)           In lieu of shares of common stock of the Corporation (“Corporation Shares”) issuable upon the exercise of outstanding options (“Options”), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive, no later than the fifth day following the Date of Termination, an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the national securities exchange where the Corporation’s securities are then listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

(E)           The Corporation shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute; and

(F)           The Corporation shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive’s position.

5.           Successors; Binding Agreement.

(A)           The Corporation shall require any successor to the Corporation or the Bank,  as the result of a Change of Control (whether direct or indirect, by purchase, merger, consolidation or otherwise), to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his or her employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement, “the Corporation or the Bank” shall mean the Corporation or the Bank and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

(B)           This Agreement shall inure to the benefit of and be enforceable by the Executive and his or her personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.  If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his or her estate.

FIRST MERCHANTS CORPORATION
FORM 10Q

6.           Miscellaneous.

No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation.  No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.  The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles.  All references to a section of the Exchange Act shall be deemed also to refer to any successor provisions to such section.  Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law.  The obligations of the Corporation under Section 4 shall survive the expiration of the term of this Agreement.

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

9.           Arbitration.

Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect.  Judgment may be entered on the arbitrator’s award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his or her right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

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

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his or her name, as of the day and year first above written.

“CORPORATION”                                                                           “EXECUTIVE”

FIRST MERCHANTS CORPORATION

by /s/ Michael C. Rechin                                                            by /s/ Robert R. Connors
 Michael C. Rechin                                                                           Robert R. Connors
             President & Chief Executive Officer

FIRST MERCHANTS CORPORATION
FORM 10Q

Exhibit 10.7

ELLINGTON
CHANGE OF CONTROL AGREEMENT

This Agreement is made and entered into as of June 1, 2011, by and between First Merchants Corporation, an Indiana corporation (the “Corporation”), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Kimberly J. Ellington (the “Executive”), of Yorktown, Indiana.

WHEREAS, the Corporation considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation and its shareholders; and

WHEREAS, the Corporation desires to assure the continued services of the Executive on behalf of the Corporation and/or its wholly-owned subsidiary, First Merchants Bank, N.A. (the “Bank”) (for purposes of this Agreement, the term “Corporation” shall include the Bank, unless otherwise expressly stated); and

WHEREAS, the Corporation recognizes that, if faced with a proposal for a Change of Control, the Executive will have a significant role in helping the Board of Directors of the Corporation (the “Board”) assess the options and advising the Board on what is in the best interests of the Corporation and its shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive’s own situation; and

WHEREAS, the Corporation desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation, the Corporation and the Executive, each intending that this Agreement shall modify and supersede any existing or previous Change of Control Agreement between the parties, agree as follows:

1.           Term of Agreement.

This Agreement shall continue in effect through December 31, 2011; provided, however, that commencing on December 31, 2011 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2011 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

2.           Definitions.

For purposes of this Agreement, the following definitions shall apply:

A.           Cause:  “Cause” shall mean:

(1)           professional incompetence;

(2)           willful misconduct;

(3)           personal dishonesty;

(4)           breach of fiduciary duty involving personal profit;

(5)           intentional failure to perform stated duties;

(6)           willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist orders; and

(7)           any intentional material breach of any term, condition or covenant of this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           Change of Control:  “Change of Control” shall mean:

(1)           any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 [“Exchange Act”]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities;

(2)           persons constituting a majority of the Board were not directors of the Corporation for at least the twenty-four (24) preceding months;

(3)           the stockholders of the Corporation approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or Bank such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities; or

(4)           the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation’s or the Bank’s assets.

(C)           Date of Termination:  “Date of Termination” shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

(D)           Disability:  “Disability” shall mean the definition of such term as used in the disability policy then in effect for the Corporation, and a determination of full disability by the Corporation; provided that in the event there is no disability insurance then in force, “disability” shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his or her duties with the Corporation on a full time basis for one hundred eighty (180) consecutive calendar days.

(E)           Notice of Termination:  “Notice of Termination” shall mean a written notice, communicated to the other parties hereto, which shall indicate the specific termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provisions so indicated.

(F)           Retirement:  “Retirement” shall mean termination of employment by the Executive in accordance with the Corporation’s normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

3.           Termination.

(A)           General.  If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive’s employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

(B)           If, following a Change of Control, the Executive’s employment shall be terminated for Cause, the Corporation shall pay the Executive his or her salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation’s then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation’s normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(C)           Constructive Termination.  The Executive shall be entitled to terminate his or her employment upon the occurrence of Constructive Termination.  For purposes of this Agreement, “Constructive Termination” shall mean, without the Executive’s express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

(1)           the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive’s position, duties or responsibilities or the conditions of the Executive’s employment from those in effect immediately prior to such Change of Control;

(2)           a reduction in the Executive’s annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

 (3)           the Corporation requires the Executive to be relocated anywhere other than its offices serving the market area of the Corporation;

(4)           the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation’s normal vacation policy in effect at the time of the Change of Control;

(5)           the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation’s life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

(6)           the failure of the Corporation to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

For purposes of this Section 3(C), a Constructive Termination shall be deemed to have occurred thirty (30) days after the Executive has given the Corporation written notice of any condition that the Executive believes constitutes Constructive Termination under this Agreement, but only if the Corporation has failed within such thirty (30)-day period to remedy such condition.  Any failure by the Executive to give written notice, within ninety (90) days of its initial existence, of a condition that the Executive believes constitutes Constructive Termination under this Agreement shall be deemed to be a waiver and consent by the Executive to the action or inaction by the Corporation causing the existence of the condition and shall not thereafter provide a basis for a claim by the Executive of Constructive Termination.  In any Notice of Termination given by the Executive on account of Constructive Termination in accordance with Section 2(E), the Date of Termination stated in such Notice shall not be earlier than the date a Constructive Termination is deemed to have occurred, as provided above; provided, however, if the Executive’s claim of Constructive Termination is based on the condition described in Subsection (6) of this Section 3(C), then the Date of Termination shall be the date provided in Section 5.

4.           Compensation Upon Termination.

Following a Change of Control, if his or her employment by the Corporation shall be terminated by the Executive on account of Constructive Termination or by the Corporation other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

(A)           No later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive his or her full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation in effect at the time such payments are due;

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive a lump sum severance payment, in cash, equal to one and fifty hundredths (1.50) times the sum of (a) the Executive’s annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation’s Management Incentive Plan covering the Executive;

(C)           During the period beginning with the Executive’s Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive’s sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive’s behalf on the date of such Notice;

(D)           In lieu of shares of common stock of the Corporation (“Corporation Shares”) issuable upon the exercise of outstanding options (“Options”), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive, no later than the fifth day following the Date of Termination, an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the national securities exchange where the Corporation’s securities are then listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

(E)           The Corporation shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute; and

(F)           The Corporation shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive’s position.

5.           Successors; Binding Agreement.

(A)           The Corporation shall require any successor to the Corporation or the Bank,  as the result of a Change of Control (whether direct or indirect, by purchase, merger, consolidation or otherwise), to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his or her employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement, “the Corporation or the Bank” shall mean the Corporation or the Bank and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

(B)           This Agreement shall inure to the benefit of and be enforceable by the Executive and his or her personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.  If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his or her estate.

FIRST MERCHANTS CORPORATION
FORM 10Q

6.           Miscellaneous.

No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation.  No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.  The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles.  All references to a section of the Exchange Act shall be deemed also to refer to any successor provisions to such section.  Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law.  The obligations of the Corporation under Section 4 shall survive the expiration of the term of this Agreement.

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

9.           Arbitration.

Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect.  Judgment may be entered on the arbitrator’s award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his or her right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

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

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his or her name, as of the day and year first above written.

“CORPORATION”                                                                           “EXECUTIVE”

FIRST MERCHANTS CORPORATION

by /s/ Michael C. Rechin                                          by /s/ Kimberly J. Ellington
 Michael C. Rechin                                                                            Kimberly J. Ellington
          President & Chief Executive Officer

FIRST MERCHANTS CORPORATION
FORM 10Q

Exhibit 10.8

LORENTSON
CHANGE OF CONTROL AGREEMENT

This Agreement is made and entered into as of June 1, 2011, by and between First Merchants Corporation, an Indiana corporation (the “Corporation”), with its principal office located at 200 East Jackson Street, Muncie, Indiana, and Jeffery B. Lorentson (the “Executive”), of Fishers, Indiana.

WHEREAS, the Corporation considers the continuance of proficient and experienced management to be essential to protecting and enhancing the best interests of the Corporation and its shareholders; and

WHEREAS, the Corporation desires to assure the continued services of the Executive on behalf of the Corporation and/or its wholly-owned subsidiary, First Merchants Bank, N.A. (the “Bank”) (for purposes of this Agreement, the term “Corporation” shall include the Bank, unless otherwise expressly stated); and

WHEREAS, the Corporation recognizes that, if faced with a proposal for a Change of Control, the Executive will have a significant role in helping the Board of Directors of the Corporation (the “Board”) assess the options and advising the Board on what is in the best interests of the Corporation and its shareholders; and it is necessary for the Executive to be able to provide this advice and counsel without being influenced by the uncertainties of the Executive’s own situation; and

WHEREAS, the Corporation desires to provide fair and reasonable benefits to the Executive on the terms and subject to the conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained and the continued employment of the Executive by the Corporation, the Corporation and the Executive, each intending that this Agreement shall modify and supersede any existing or previous Change of Control Agreement between the parties, agree as follows:

1.           Term of Agreement.

This Agreement shall continue in effect through December 31, 2011; provided, however, that commencing on December 31, 2011 and each December 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than October 31, 2011 or October 31 immediately preceding any December 31 thereafter, the Corporation shall have given the Executive notice that it does not wish to extend this Agreement; and provided further, that if a Change of Control of the Corporation, as defined in Section 2, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than twenty-four (24) months beyond the month in which such Change of Control occurred.

2.           Definitions.

For purposes of this Agreement, the following definitions shall apply:

A.           Cause:  “Cause” shall mean:

(1)           professional incompetence;

(2)           willful misconduct;

(3)           personal dishonesty;

(4)           breach of fiduciary duty involving personal profit;

(5)           intentional failure to perform stated duties;

(6)           willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist orders; and

(7)           any intentional material breach of any term, condition or covenant of this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           Change of Control:  “Change of Control” shall mean:

(1)           any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 [“Exchange Act”]), other than the Corporation, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities;

(2)           persons constituting a majority of the Board were not directors of the Corporation for at least the twenty-four (24) preceding months;

(3)           the stockholders of the Corporation approve a merger or consolidation of the Corporation or the Bank with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Corporation or the Bank outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the voting securities of the Corporation or Bank such surviving entity outstanding immediately after such a merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Corporation or the Bank (or similar transaction) in which no person acquires fifty percent (50%) or more of the combined voting power of the Corporation’s or the Bank’s then outstanding securities; or

(4)           the stockholders of the Corporation approve a plan of complete liquidation of the Corporation or the Bank or an agreement for the sale or disposition by the Corporation or the Bank of all or substantially all of the Corporation’s or the Bank’s assets.

(C)           Date of Termination:  “Date of Termination” shall mean the date stated in the Notice of Termination (as hereinafter defined) or thirty (30) days from the date of delivery of such notice, as hereinafter defined, whichever comes first.

(D)           Disability:  “Disability” shall mean the definition of such term as used in the disability policy then in effect for the Corporation, and a determination of full disability by the Corporation; provided that in the event there is no disability insurance then in force, “disability” shall mean incapacity due to physical or mental illness which will have caused the Executive to have been unable to perform his or her duties with the Corporation on a full time basis for one hundred eighty (180) consecutive calendar days.

(E)           Notice of Termination:  “Notice of Termination” shall mean a written notice, communicated to the other parties hereto, which shall indicate the specific termination provisions of this Agreement relied upon and set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provisions so indicated.

(F)           Retirement:  “Retirement” shall mean termination of employment by the Executive in accordance with the Corporation’s normal retirement policy generally applicable to its salaried employees in effect at the time of a Change of Control.

3.           Termination.

(A)           General.  If any of the events described in Section 2 constituting a Change in Control of the Corporation or the Bank shall have occurred, the Executive shall be entitled to the benefits described in Section 4 upon the subsequent termination of the Executive’s employment during the term of this Agreement, unless such termination is (a) because of the death or Disability of the Executive, (b) by the Corporation for Cause, or (c) by the Executive other than on account of Constructive Termination (as hereinafter defined).

(B)           If, following a Change of Control, the Executive’s employment shall be terminated for Cause, the Corporation shall pay the Executive his or her salary through the Date of Termination at the rate in effect on the date of the Notice of Termination, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment shall be terminated as a result of death or Disability, compensation to the Executive shall be made pursuant to the Corporation’s then existing policies on death or Disability, and the Corporation shall have no further obligations under this Agreement.  If, following a Change of Control, the Executive’s employment is terminated by and at the request of the Executive as a result of Retirement, compensation to the Executive shall be made pursuant to the Corporation’s normal retirement policy generally applicable to its salaried employees at the time of the Change of Control, and the Corporation shall have no further obligations under this Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(C)           Constructive Termination.  The Executive shall be entitled to terminate his or her employment upon the occurrence of Constructive Termination.  For purposes of this Agreement, “Constructive Termination” shall mean, without the Executive’s express written consent, the occurrence, after a Change of Control of the Corporation or the Bank, of any of the following circumstances:

(1)           the assignment to the Executive of any duties inconsistent (unless in the nature of a promotion) with the position in the Corporation that the Executive held immediately prior to the Change of Control of the Corporation or the Bank, or a significant adverse reduction or alteration in the nature or status of the Executive’s position, duties or responsibilities or the conditions of the Executive’s employment from those in effect immediately prior to such Change of Control;

(2)           a reduction in the Executive’s annual base salary, as in effect immediately prior to the Change of Control of the Corporation or the Bank or as the same may be adjusted from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Corporation;

 (3)           the Corporation requires the Executive to be relocated anywhere other than its offices serving the market area of the Corporation;

(4)           the taking of any action to deprive the Executive of any material fringe benefit enjoyed by him at the time of the Change of Control, or the failure to provide him with the number of paid vacation days to which he is entitled on the basis of years of service with the Corporation and in accordance with the Corporation’s normal vacation policy in effect at the time of the Change of Control;

(5)           the failure to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Corporation’s life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change of Control of the Corporation or the Bank, or the taking of any action which would directly or indirectly materially reduce any of such benefits; or

(6)           the failure of the Corporation to continue this Agreement in effect, or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof.

For purposes of this Section 3(C), a Constructive Termination shall be deemed to have occurred thirty (30) days after the Executive has given the Corporation written notice of any condition that the Executive believes constitutes Constructive Termination under this Agreement, but only if the Corporation has failed within such thirty (30)-day period to remedy such condition.  Any failure by the Executive to give written notice, within ninety (90) days of its initial existence, of a condition that the Executive believes constitutes Constructive Termination under this Agreement shall be deemed to be a waiver and consent by the Executive to the action or inaction by the Corporation causing the existence of the condition and shall not thereafter provide a basis for a claim by the Executive of Constructive Termination.  In any Notice of Termination given by the Executive on account of Constructive Termination in accordance with Section 2(E), the Date of Termination stated in such Notice shall not be earlier than the date a Constructive Termination is deemed to have occurred, as provided above; provided, however, if the Executive’s claim of Constructive Termination is based on the condition described in Subsection (6) of this Section 3(C), then the Date of Termination shall be the date provided in Section 5.

4.           Compensation Upon Termination.

Following a Change of Control, if his or her employment by the Corporation shall be terminated by the Executive on account of Constructive Termination or by the Corporation other than for Cause, death, Disability, or Retirement (by and at the request of the Executive), then the Executive shall be entitled to the benefits provided below:

(A)           No later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive his or her full base salary through the Date of Termination, at the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any incentive, bonus or other compensation plan of the Corporation in effect at the time such payments are due;

FIRST MERCHANTS CORPORATION
FORM 10Q

(B)           In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, no later than the fifth day following the Date of Termination, the Corporation shall pay to the Executive a lump sum severance payment, in cash, equal to one and fifty hundredths (1.50) times the sum of (a) the Executive’s annual base salary rate as in effect on the date of the Notice of Termination, and (b) the largest bonus received by the Executive during the two (2) years immediately preceding the Date of Termination under the Corporation’s Management Incentive Plan covering the Executive;

(C)           During the period beginning with the Executive’s Date of Termination and continuing until the earlier of (a) the second anniversary of such Date of Termination, or (b) Executive’s sixty-fifth (65th) birthday, the Corporation shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive was receiving immediately prior to the Notice of Termination and shall pay the same percentage of the cost of such benefits as the Corporation or the Bank was paying on the Executive’s behalf on the date of such Notice;

(D)           In lieu of shares of common stock of the Corporation (“Corporation Shares”) issuable upon the exercise of outstanding options (“Options”), if any, granted to the Executive under any Corporation stock option plan (which Options shall be cancelled upon the making of the payment referred to below), the Executive shall receive, no later than the fifth day following the Date of Termination, an amount in cash equal to the product of (a) the excess of the higher of the closing price of Corporation Shares as reported on the national securities exchange where the Corporation’s securities are then listed, on or nearest the Date of Termination or the highest per share price for Corporation Shares actually paid in connection with any Change of Control of the Corporation, over the per share exercise price of each Option held by the Executive (whether or not then fully exercisable), times (b) the number of Corporation Shares covered by each such Option;

(E)           The Corporation shall pay to the Executive all reasonable legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement), unless the decision-maker in any proceeding, contest, or dispute arising hereunder makes a formal finding that the Executive did not have a reasonable basis for instituting such proceeding, contest, or dispute; and

(F)           The Corporation shall provide the Executive with individual out-placement services in accordance with the general custom and practice generally accorded to an executive of the Executive’s position.

5.           Successors; Binding Agreement.

(A)           The Corporation shall require any successor to the Corporation or the Bank,  as the result of a Change of Control (whether direct or indirect, by purchase, merger, consolidation or otherwise), to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Corporation in the same amount and on the same terms to which the Executive would be entitled hereunder if the Executive terminates his or her employment on account of Constructive Termination following a Change of Control of the Corporation or the Bank, except that for the purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement, “the Corporation or the Bank” shall mean the Corporation or the Bank and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement, by operation of law or otherwise.

(B)           This Agreement shall inure to the benefit of and be enforceable by the Executive and his or her personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.  If the Executive should die while any amount would still be payable to the Executive hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the devisee, legatee or other designee or, if there is no such designee, to his or her estate.

FIRST MERCHANTS CORPORATION
FORM 10Q

6.           Miscellaneous.

No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Corporation.  No waiver by either party hereto at the time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.  The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Indiana without regard to its conflicts of law principles.  All references to a section of the Exchange Act shall be deemed also to refer to any successor provisions to such section.  Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law.  The obligations of the Corporation under Section 4 shall survive the expiration of the term of this Agreement.

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

9.           Arbitration.

Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three (3) arbitrators in Muncie, Indiana in accordance with the rules of the American Arbitration Association then in effect.  Judgment may be entered on the arbitrator’s award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of his or her right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

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

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunder subscribed his or her name, as of the day and year first above written.

“CORPORATION”                                                                           “EXECUTIVE”

FIRST MERCHANTS CORPORATION

by /s/ Michael C. Rechin                                                by /s/ Jeffery B. Lorentson
 Michael C. Rechin                                                                           Jeffery B. Lorentson
             President & Chief Executive Officer

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

Date: August 9, 2011                                                                                     by /s/ Michael C. Rechin
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

Date: August 9, 2011                                                                                     by: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION
FORM 10Q

EXHIBIT-32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of  section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 9, 2011                                                                                     by /s/ Michael C. Rechin
Michael C. Rechin
President and
Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

_____________________________________________________

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully  complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 9, 2011                                                                                     by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.