Form 10-Q
period 2011-11-09
FIRST MERCHANTS CORP
filed 2011-11-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 28,539,514 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION
FORM 10Q

FIRST MERCHANTS CORPORATION
FORM 10Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$60,166	$50,844
Federal funds sold		7,463
Cash and cash equivalents	60,166	58,307
Interest-bearing time deposits	16,115	65,216
Investment securities available for sale	496,608	539,370
Investment securities held to maturity	441,220	287,427
Mortgage loans held for sale	12,257	21,469
Loans, net of allowance for loan losses of $73,074 and $82,977	2,639,864	2,752,706
Premises and equipment	51,432	52,450
Federal Reserve and Federal Home Loan Bank stock	31,381	33,884
Interest receivable	17,770	18,674
Core deposit intangibles	9,705	12,662
Goodwill	141,357	141,357
Cash surrender value of life insurance	123,524	96,731
Other real estate owned	19,425	20,927
Tax asset, deferred and receivable	35,804	45,623
Other assets	21,881	24,045
TOTAL ASSETS	$4,118,509	$4,170,848
LIABILITIES
Deposits:
Noninterest-bearing	$598,139	$583,696
Interest-bearing	2,466,111	2,685,184
Total Deposits	3,064,250	3,268,880
Borrowings:
Federal funds purchased	27,946
Securities sold under repurchase agreements	117,097	109,871
Federal Home Loan Bank advances	168,764	82,684
Subordinated debentures, revolving credit lines and term loans	194,961	226,440
Total Borrowings	508,768	418,995
Interest payable	2,186	4,262
Other liabilities	30,760	24,303
Total Liabilities	3,605,964	3,716,440
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 0 and 69,600 shares		67,880
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized -- 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding - 90,782.94 and 0 shares	90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 28,538,164 and 25,574,251 shares	3,567	3,197
Additional paid-in capital	254,801	232,503
Retained earnings	162,669	160,860
Accumulated other comprehensive income (loss)	600	(10,157)
Total Stockholders' Equity	512,545	454,408
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,118,509	$4,170,848

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans receivable:
Taxable	$37,024	$43,148	$113,219	$132,573
Tax exempt	86	236	435	765
Investment securities:
Taxable	5,078	3,100	14,665	9,277
Tax exempt	2,529	2,610	7,617	7,804
Federal funds sold		3	3	23
Deposits with financial institutions	45	84	228	239
Federal Reserve and Federal Home Loan Bank stock	323	250	1,005	940
Total Interest Income	45,085	49,431	137,172	151,621
INTEREST EXPENSE
Deposits	5,046	9,434	17,776	31,449
Federal funds purchased	16	1	22	5
Securities sold under repurchase agreements	384	401	1,148	1,329
Federal Home Loan Bank advances	1,089	1,218	3,067	4,222
Subordinated debentures, revolving credit lines and term loans	2,699	2,695	7,984	6,540
Total Interest Expense	9,234	13,749	29,997	43,545
NET INTEREST INCOME	35,851	35,682	107,175	108,076
Provision for loan losses	5,556	10,521	16,775	39,405
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,295	25,161	90,400	68,671
OTHER INCOME
Service charges on deposit accounts	3,169	3,404	8,945	10,172
Fiduciary activities	1,881	1,773	5,846	5,811
Other customer fees	2,583	2,080	7,452	6,773
Commission income	1,528	1,482	4,440	4,958
Earnings on cash surrender value of life insurance	644	540	1,793	1,574
Net gains and fees on sales of loans	1,768	2,088	4,671	4,422
Net realized gains on sales of available for sale securities	861	2	2,149	2,101
Other-than-temporary impairment on available for sale securities		(1,085)	(2,780)	(2,849)
Portion of loss recognized in other comprehensive income before taxes		429	2,380	1,305
Net impairment losses recognized in earnings		(656)	(400)	(1,544)
Other income	796	332	1,253	684
Total Other Income	13,230	11,045	36,149	34,951
OTHER EXPENSES
Salaries and employee benefits	19,964	18,094	55,700	53,598
Net occupancy	2,530	2,574	7,690	7,483
Equipment	1,662	1,797	5,122	5,511
Marketing	534	519	1,352	1,443
Outside data processing fees	1,391	1,348	4,294	3,939
Printing and office supplies	301	303	902	942
Core deposit amortization	755	1,161	2,957	3,560
FDIC assessments	1,201	2,112	4,756	6,077
Other real estate owned and credit-related expenses	2,007	2,991	8,045	7,179
Other expenses	3,877	4,236	11,684	14,386
Total Other Expenses	34,222	35,135	102,502	104,118
INCOME (LOSS) BEFORE INCOME TAX	9,303	1,071	24,047	(496)
Income tax expense (benefit)	2,561	(564)	6,356	(3,374)
NET INCOME	6,742	1,635	17,691	2,878
Gain on exchange of preferred stock for trust preferred debt				11,353
Loss on retirement of CPP preferred stock	(1,401)		(1,401)	(1,301)
Loss on extinguishment of trust preferred securities	(10,857)		(10,857)
Preferred stock dividends and discount accretion	(868)	(870)	(2,846)	(3,763)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(6,384)	$765	$2,587	$9,167
Per Share Data:
Basic Net Income (Loss) Available to Common Stockholders	$(0.25)	$0.02	$0.10	$0.38
Diluted Net Income (Loss) Available to Common Stockholders	$(0.25)	$0.02	$0.10	$0.38
Cash Dividends Paid	$0.01	$0.01	$0.03	$0.03
Average Diluted Shares Outstanding (in thousands)	26,367	25,686	26,019	24,273

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$6,742	$1,635	$17,691	$2,878
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising during the period,
net of income tax of $(4,553), $(2,204), $(8,212) and $(6,096)	8,457	4,094	15,255	11,321
Unrealized loss on securities available for sale for which a portion of an other than temporary impairment has been recognized in income,
net of tax of $0, $155, $831 and $470		(287)	(1,546)	(872)
Unrealized loss on cash flow hedges: Unrealized loss arising during the period,
net of income tax of $778 $0, $949 and $0	(1,446)		(1,762)
Amortization of items previously recorded in accumulated other comprehensive
income/(losses), net of income tax of $10, $(15), $29 and $(45)	(18)	23	(53)	68
Reclassification adjustment for gains included in net income
net of income tax expense of $301, $(229), $612 and $195	(560)	425	(1,137)	(362)
	6,433	4,255	10,757	10,155
Comprehensive income	$13,175	$5,890	$28,448	$13,033

The components of accumulated other comprehensive loss, net of tax, included in stockholders’ equity, are as follows:

	September 30, 2011	December 31, 2010

Net unrealized gain on securities available for sale	$15,921	$2,767

Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,584)	(1,001)

Net unrealized loss on cash flow hedges	(1,474)	288

Defined benefit plans	(12,263)	(12,211)

	$600	$(10,157)

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2010	69,725	$68,005	25,574,251	$3,197	$232,503	$160,860	$(10,157)	$454,408
Comprehensive Income
Net Income						17,691		17,691
Other Comprehensive Income, net of tax							10,757	10,757
Cash Dividends on Common Stock ($.03 per Share)						(778)		(778)
Cash Dividends on Preferred Stock under Capital Purchase Program						(2,527)		(2,527)
Accretion of Discount on Preferred Stock		319				(319)		-
Loss on Retirement of CPP Preferred Stock		1,401				(1,401)		-
Loss on Early Extinguishment of Trust Preferred Securities						(10,857)		(10,857)
Preferred Stock Redeemed under Capital Purchase Program	(69,600)	(69,600)						(69,600)
Preferred Stock issued under Small Business Lending Fund	90,783	90,783						90,783
Private Stock Issuance			2,822,000	353	20,812			21,165
Share-based Compensation			70,543	9	1,000			1,009
Stock Issued Under Employee Benefit Plans			78,102	10	551			561
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			7,506	1	59			60
Stock Redeemed			(14,238)	(3)	(124)			(127)
Balances, September 30, 2011	90,908	$90,908	28,538,164	$3,567	$254,801	$162,669	$600	$512,545

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	September 30,
	2011		2010
Cash Flow From Operating Activities:
Net income		$17,691	$2,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses		16,775	39,405
Depreciation and amortization		3,998	4,289
Share-based compensation		1,009	1,369
Tax expense from stock compensation			48
Mortgage loans originated for sale		(185,658)	(163,235)
Proceeds from sales of mortgage loans		194,870	155,881
Gains on sales of securities available for sale		(2,149)	(2,101)
Recognized loss on other-than-temporary-impairment		400	1,544
Change in interest receivable		904	508
Change in interest payable		(2,076)	(1,700)
Other adjustments		21,382	21,532
Net cash provided by operating activities		$67,146	$60,418
Cash Flows from Investing Activities:
Net change in interest-bearing deposits		$49,101	$(40,376)
Purchases of:
Securities available for sale		(133,526)	(201,560)
Securities held to maturity		(77,678)	(58,076)
Proceeds from sales of securities available for sale		54,606	64,314
Proceeds from maturities of:
Securities available for sale		37,894	50,929
Securities held to maturity		28,120	22,191
Proceeds from redemptions of Federal Reserve and Federal Home Loan Bank stock		2,503	2,305
Purchase of bank owned life insurance		(25,000)
Net change in loans		73,520	285,024
Proceeds from the sale of other real estate owned		9,916	14,080
Other adjustments		6,921	(1,259)
Net cash provided by investing activities		$26,377	$137,572
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits		$(54,157)	$8,273
Certificates of deposit and other time deposits		(150,473)	(290,458)
Borrowings		242,323	2,154
Repayment of borrowings		(168,894)	(55,303)
Cash dividends on common stock		(778)	(731)
Cash dividends on preferred stock		(2,527)	(4,495)
Stock issued in private equity placement		21,165	24,150
Stock issued under dividend reinvestment and stock purchase plans		621	526
Stock redeemed		(127)	(77)
Cumulative preferred stock issued (SBLF)		90,783
Cumulative preferred stock redeemed (CPP)		(69,600)
Tax (expense) benefit from stock options exercised			(48)
Net cash used in financing activities		$(91,664)	$(316,009)
Net Change in Cash and Cash Equivalents		1,859	(118,019)
Cash and Cash Equivalents, January 1		58,307	179,147
Cash and Cash Equivalents, September 30		$60,166	$61,128
Additional cash flow information:
Interest paid		$32,073	$45,245
Income tax refunded		$(2,977)	$(6,035)
Exchange of preferred stock for trust preferred debt	$		$46,400
Loans transferred to other real estate owned		$12,646	$23,524
Non-cash investing activities using trade date accounting		$(2,298)	$1,305

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year.

NOTE 2. Investment Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2011
U.S. Government-sponsored agency securities	$100	$17		$117
State and municipal	133,273	6,729	$2	140,000
Mortgage-backed securities	342,083	12,415	33	354,465
Corporate obligations	5,675		5,479	196
Equity securities	1,830			1,830
Total available for sale	482,961	19,161	5,514	496,608
Held to maturity at September 30, 2011
State and municipal	117,346	113	111	117,348
Mortgage-backed securities	323,874	11,726		335,600
Total held to maturity	441,220	11,839	111	452,948
Total Investment Securities	$924,181	$31,000	$5,625	$949,556

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
U.S. Government-sponsored agency securities	$600	$16		$616
State and municipal	233,622	7,108	$740	239,990
Mortgage-backed securities	293,311	4,293	2,287	295,317
Corporate obligations	5,856		5,674	182
Equity securities	3,265			3,265
Total available for sale	536,654	11,417	8,701	539,370
Held to maturity at December 31, 2010
State and municipal	10,070	389	5	10,454
Mortgage-backed securities	277,357	2,064	3,605	275,816
Total held to maturity	287,427	2,453	3,610	286,270
Total Investment Securities	$824,081	$13,870	$12,311	$825,640

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Investment Securities continued

In August of 2011, the Corporation transferred selected state and municipal securities from available for sale to held to maturity.  The cost basis of the securities was $97.3 million prior to the transfer and was increased by the $8.5 million in unrealized gains to $105.8 million.

The amortized cost and fair value of available for sale securities and held to maturity securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2011:
Due in one year or less	$3,225	$3,242	$2,010	$2,010
Due after one through five years	13,929	14,327	1,435	1,444
Due after five through ten years	26,874	28,345	37,177	37,041
Due after ten years	95,020	94,399	76,724	76,853
	$139,048	$140,313	$117,346	$117,348

Mortgage-backed securities	342,083	354,465	323,874	335,600
Equity securities	1,830	1,830

Total Investment Securities	$482,961	$496,608	$441,220	$452,948

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $272,560,000 at September 30, 2011, and $271,091,000 at December 31, 2010.

The book value of securities sold under agreements to repurchase amounted to $90,171,000 at September 30, 2011, and $84,965,000 at December 31, 2010.

For the three and nine months ended September 30, 2011, gross gains of $861,000 and $2,149,000 were realized from sales and redemptions of available for sale securities. For the three and nine months ended September 30, 2010, gross gains of $2,000 and $2,326,000 were realized from sales and redemptions of available for sale securities.  There were no gross losses resulting from sales and redemptions of available for sale securities realized for the three and nine months ended September 30, 2011, and 2010. The Corporation did not recognized an other-than-temporary impairment (“OTTI”) loss in the three months ended September 30, 2011, but did recognize a loss of $656,000 in the three months ended September 30, 2010, equal to the credit loss, establishing a new, lower amortized cost basis. The Corporation has recognized OTTI losses of $400,000 and $1,544,000 in the nine months ended September 30, 2011, and 2010, equal to the credit loss, establishing a new, lower amortized cost basis.

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  The historical cost of these investments totaled $12,423,000 and $273,853,000 at September 30, 2011, and December 31, 2010, respectively.  Total fair value of these investments at September 30, 2011, and December 31, 2010, was $6,909,000 and $261,542,000, which is approximately 0.7 percent and 31.6 percent of the Corporation’s available for sale and held to maturity investment portfolio at September 30, 2011, and December 31, 2010.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Investment Securities continued

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011, and December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at September 30, 2011
State and municipal	$1,548	$(2)			$1,548	$(2)
Mortgage-backed securities	5,196	(33)			5,196	(33)
Corporate obligations			$165	$(5,479)	165	(5,479)
Total Temporarily Impaired Investment Securities	$6,744	$(35)	$165	$(5,479)	$6,909	$(5,514)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2010
State and municipal	$31,796	$(745)			$31,796	$(745)
Mortgage-backed securities	229,441	(5,892)	$154		229,595	(5,892)
Corporate obligations			151	$(5,674)	151	(5,674)
Total Temporarily Impaired Investment Securities	$261,237	$(6,637)	$305	$(5,674)	$261,542	$(12,311)

Mortgage-backed Securities

The unrealized losses of $33,000 on the Corporation’s investment in mortgage-backed securities were a result of changes in interest rates.  The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2011.

State and Political Subdivisions

The unrealized losses of $2,000 on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Investment Securities continued

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations, primarily pooled trust preferred securities, total $5.5 million on a book value of $5.7 million at September 30, 2011. All of the decline in value is related to the pooled trust preferred securities and is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation did not recognize an OTTI loss in the three months ended September 30, 2011.  The Corporation did recognize and OTTI loss of $400,000 in the nine months ended September 30, 2011, equal to the credit loss, establishing a new, lower amortized cost basis.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at September 30, 2011.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in 2011	Accumulated Credit Losses in 2010
Credit losses on debt securities held:
Balance, January 1	$10,955	$9,411
Additions related to other-than-temporary losses not previously recognized	400	1,544
Balance, September 30	$11,355	$10,955

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance

The Corporation’s primary lending focus is small business and middle market commercial and residential real estate, auto and small consumer lending, which results in portfolio diversification.  The following tables show the composition in the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale at September 30, 2011, and December 31, 2010, were $12,257,000 and $21,469,000, respectively.

The following table shows the composition of the corporation’s loan portfolio by loan class for the periods indicated:

	September 30,	December 31,
	2011	2010
Loans:
Commercial and industrial loans	$518,848	$530,322
Agricultural production financing and other loans to farmers	106,761	95,516
Real estate loans:
Construction	70,044	106,615
Commercial and farm land	1,196,270	1,229,037
Residential	495,954	522,051
Home Equity	196,191	201,969
Individual's loans for household and other personal expenditures	90,810	115,295
Lease financing receivables, net of unearned income	4,160	5,157
Other loans	33,900	29,721
	2,712,938	2,835,683
Allowance for loan losses	(73,074)	(82,977)
Total Loans	$2,639,864	$2,752,706

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

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at September 30, 2011.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as estimates about the effect of uncertain matters are needed.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended September 30, 2011:
	Three Months Ended September 30, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, July 1	$23,715	$38,668	$2,859	$11,877	$14	$77,133
Provision for losses	(903)	3,042	281	3,142	(6)	5,556
Recoveries on loans	1,176	378	163	237	1	1,955
Loans charged off	(4,344)	(5,003)	(266)	(1,957)		(11,570)
Balances, September 30, 2011	$19,644	$37,085	$3,037	$13,299	$9	$73,074

	Nine Months Ended September 30, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$32,508	$36,341	$3,622	$10,408	$98	$82,977
Provision for losses	(14,778)	24,232	(187)	7,601	(93)	16,775
Recoveries on loans	8,174	1,244	781	934	4	11,137
Loans charged off	(6,260)	(24,732)	(1,179)	(5,644)		(37,815)
Balances, September 30, 2011	$19,644	$37,085	$3,037	$13,299	$9	$73,074

The following tables summarize changes in the allowance for loan losses for the year ended December 31, 2010:

2010
Allowance for loan losses:
Balance, January 1	$92,131
Provision for losses	46,483
Recoveries on loans	11,935
Loans charged off	(67,572)
Balance, December 31, 2010	$82,977

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The following table shows the Corporation’s allowance for credit losses and loan portfolio by loan segment for the periods indicated:

	September 30, 2011
	Commercial	Commercial Real Estate	Consumer		Residential	Finance Leases		Total
Allowance Balances:
Individually evaluated for impairment	$5,379	$2,305	$		$493	$		$8,177
Collectively evaluated for impairment	14,265	34,780		3,037	12,806		9	64,897
Total Allowance for Loan Losses	$19,644	$37,085		$3,037	$13,299		$9	$73,074

Loan Balances:
Individually evaluated for impairment	$21,899	$55,803	$		$10,070	$		$87,772
Collectively evaluated for impairment	637,611	1,210,510		90,810	682,075		4,160	2,625,166
Total Loans	$659,510	$1,266,313		$90,810	$692,145		$4,160	$2,712,938

	December 31, 2010
	Commercial	Commercial Real Estate	Consumer		Residential	Finance Leases		Total
Allowance Balances:
Individually evaluated for impairment	$5,726	$7,545	$		$643	$		$13,914
Collectively evaluated for impairment	26,782	28,796		3,622	9,765		98	69,063
Total Allowance for Loan Losses	$32,508	$36,341		$3,622	$10,408		$98	$82,977

Loan Balances:
Individually evaluated for impairment	$28,965	$77,705	$		$9,534	$		$116,204
Collectively evaluated for impairment	626,594	1,257,947		115,295	714,486		5,157	2,719,479
Total Loans	$655,559	$1,335,652		$115,295	$724,020		$5,157	$2,835,683

Information on non-performing assets, including non-accruing, real estate owned and renegotiated loans, plus accruing loans contractually past due 90 days or more, is summarized below:

	September 30,	December 31,
	2011	2010
Non-Performing Assets:
Non-accrual loans	$78,933	$90,591
Renegotiated loans	6,701	7,139
Non-performing loans (NPL)	85,634	97,730
Real estate owned and repossessed assets	19,425	20,927
Non-performing assets (NPA)	105,059	118,657
90+ days delinquent and still accruing	1,595	1,330
NPAs & 90+ days delinquent	$106,654	$119,987

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

Non Accruals by Class
	September 30,	December 31,
	2011	2010
Commercial and Industrial	$13,725	$9,812
Agriculture production financing and other loans	304	544
Real Estate Loans:
Construction	8,353	17,164
Commercial and farm land	39,209	45,308
Residential	14,640	15,115
Home Equity	2,066	2,648
Individuals loans for household and other personal expenditures	54
Lease financing receivables, net of unearned income
Other Loans	582
Total	$78,933	$90,591

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The following table shows the composition of the Corporation’s impaired loans by loan class as of September 30, 2011, and December 31, 2010:

					Three Months Ended		Nine Months Ended
	September 30, 2011				September 30, 2011		September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$27,338	$13,328		$4,800	$16,080	$80	$17,536	$255
Agriculture production financing and
other loans to farmers	663	304			304		362
Real Estate Loans:
Construction	14,045	7,819		90	8,290		8,977
Commercial and farm land	56,795	37,079		2,215	38,800	102	41,646	438
Residential	9,680	6,545		493	6,982	6	7,239	16
Home equity	4,670	1,317			1,422	4	1,416	12
Individuals loans for household and
other personal expenditures
Lease financing receivables, net of
unearned income
Other loans	90	10		579	11		12
Total	$113,281	$66,402		$8,177	$71,889	$192	$77,188	$721

Impaired loans with related allowance:
Commercial and industrial	$7,932	$7,686	$		$8,745	$51	$9,047	$206
Agriculture production financing and
other loans to farmers
Real Estate Loans:
Construction	763	350			350		350
Commercial and farm land	10,683	10,554			10,619	43	10,669	112
Residential	2,299	2,208			2,231	8	2,273	23
Home equity
Individuals loans for household and
other personal expenditures
Lease financing receivables, net of
unearned income
Other loans	591	572			582		600
Total	$22,268	$21,370	$		$22,527	$102	$22,939	$341

Total Impaired Loans	$135,549	$87,772		$8,177	$94,416	$294	$100,127	$1,062

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
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

Impaired loans with related allowance:
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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The Corporation utilizes a risk grading of pass, special mention, substandard, doubtful and loss to assess the overall credit quality of large commercial loans. All large commercial credit grades are reviewed at a minimum of once a year for pass grade loans.  Loans with grades below pass are reviewed more frequently depending on the grade.  A description of the general characteristics of these grades is as follows:

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

	September 30, 2011
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing		Consumer Non-Performing		Total Loans
Commercial and industrial	$457,917	$24,741	$28,739	$7,451	$	$		$		$518,848
Agriculture production financing and other loans	101,889	2,247	2,625							106,761
Real Estate Loans:
Construction	43,285	8,875	16,745	956					183	70,044
Commercial and farm land	1,023,996	54,925	113,761	3,550					38	1,196,270
Residential	142,211	8,952	18,144	945			318,941		6,760	495,953
Home equity	19,437	25	4,128				171,355		1,246	196,191
Individuals loans for household and other personal expenditures							90,752		58	90,810
Lease financing receivables, net of unearned income	111		9				4,040			4,160
Other loans	33,214	15	100	572						33,901
Total	$1,822,060	$99,780	$184,251	$13,474	$		$585,088		$8,285	$2,712,938

	December 31, 2010
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total Loans
Commercial and industrial	$454,305	$19,928	$53,199	$2,870	$20			$530,322
Agriculture production financing and other loans	92,293	574	2,649					95,516
Real Estate Loans:
Construction	66,918	10,100	28,167	1,430				106,615
Commercial and farm land	1,038,861	38,676	146,213	5,287				1,229,037
Residential	144,163	9,220	18,747	1,169		$340,932	$7,820	522,051
Home equity	17,913	283	2,872	524		178,470	1,907	201,969
Individuals loans for household and other personal expenditures						115,239	56	115,295
Lease financing receivables, net of unearned income	280		18			4,859		5,157
Other loans	27,642	1,295	784					29,721
Total	$1,842,375	$80,076	$252,649	$11,280	$20	$639,500	$9,783	$2,835,683

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class for September 30, 2011, and December 31, 2010:

	September 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$500,951	$2,626	$437	$1,109	$13,725	$17,897	$518,848
Agriculture production financing and other loans	106,457				304	304	106,761
Real Estate Loans:
Construction	60,368	1,251	72		8,353	9,676	70,044
Commercial and farm land	1,140,235	1,455	15,240	131	39,209	56,035	1,196,270
Residential	474,519	5,695	1,032	68	14,640	21,435	495,954
Home equity	192,002	1,544	296	283	2,066	4,189	196,191
Individuals loans for household and other personal expenditures	89,616	996	140	4	54	1,194	90,810
Lease financing receivables, net of unearned income	4,160						4,160
Other loans	33,318				582	582	33,900
Total	$2,601,626	$13,567	$17,217	$1,595	$78,933	$111,312	$2,712,938

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$518,683	$1,477	$211	$139	$9,812	$11,639	$530,322
Agriculture production financing and other loans	94,972				544	544	95,516
Real Estate Loans:
Construction	86,710	1,543	996	202	17,164	19,905	106,615
Commercial and farm land	1,171,580	6,769	5,380		45,308	57,457	1,229,037
Residential	498,066	5,261	3,363	246	15,115	23,985	522,051
Home equity	196,276	1,825	534	686	2,648	5,693	201,969
Individuals loans for household and other personal expenditures	112,760	1,989	489	57		2,535	115,295
Lease financing receivables, net of unearned income	5,157						5,157
Other loans	29,721						29,721
Total	$2,713,925	$18,864	$10,973	$1,330	$90,591	$121,758	$2,835,683

See the information regarding the analysis of loan loss experience in the Loan Quality/Provision for Loan Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

Given recent economic conditions, borrowers of all types are experiencing declines in income and cash flow.  As a result, borrowers are occasionally seeking to reduce contractual cash outlays including debt payments.  Concurrently, in an effort to preserve and protect its earning assets, specifically troubled loans, the Corporation is working to maintain its relationship with certain customers who are experiencing financial difficulty by contractually modifying the borrower’s debt agreement with the Corporation.  In certain loan restructuring situations, the Corporation may grant a concession to a debtor experiencing financial difficulty, resulting in a trouble debt restructuring.  A concession is deemed to be granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest accrued at the original contract rate.  If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of the collateral is considered in determining whether the principal will be paid.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Loans and Allowance continued

The following table summarizes troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011

		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of Loans	Recorded Balance	Recorded Balance	Number of Loans	Recorded Balance	Recorded Balance
Commercial and Industrial	5	$535	$552	10	$1,636	$1,651
Agriculture production financing and other loans
Real Estate Loans:
Construction	1	40	41	3	175	184
Commercial and farm land	1	379	379	6	4,357	4,346
Residential	10	1,034	1,407	30	2,690	3,115
Home Equity				8	82	87
Individuals loans for household and other personal expenditures
Lease financing receivables, net of unearned income
Other Loans
Total	17	$1,988	$2,379	57	$8,940	$9,383

Residential real estate loans, including home equity, account for 67 percent of the troubled debt restructured loans made in the nine months ending September 30, 2011.  Five troubled debt restructured loans made during 2011, totaling $2,721,000, remain in non-accrual status.

The following table summarizes troubled debt restructures that occurred between October 1, 2010, and September 30, 2011, that subsequently defaulted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011

	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and Industrial	1	$66	2	$553
Agriculture production financing and other loans
Real Estate Loans:
Construction
Commercial and farm land			1
Residential	3	271	3	657
Home Equity	1	11	1	11
Individuals loans for household and other personal expenditures
Lease financing receivables, net of unearned income
Other Loans	5	$348	7	$1,221
Total

During the third quarter of 2011, two delinquent trouble debt restructurings totaling $873,000 were paid down to a zero principal balance.

For potential consumer loan restructures, impairment evaluation occurs prior to modification.  Any subsequent impairment is typically addressed through the charge off process.  Consumer troubled debt restructurings are consequently included in the general historical allowance for loan loss at the post modification balance.  Consumer non-accrual and delinquent trouble debt restructurings are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation.  Commercial trouble debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for impairment under ASC 310.  Any resulting specific reserves are included in the allowance for loan losses. Commercial 30 – 89 day delinquent trouble debt restructurings are included in the calculation of the delinquency trend environmental allowance allocation. All commercial non-impaired loans, including non-accrual and 90+ day delinquents, are included in the ASC 450 loss migration analysis.

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

NOTE 5.  Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of September 30, 2011, the Corporation had one interest rate swap with a notional amount of $13 million and one interest rate cap with a notional amount of $13 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted LIBOR-based outflows associated with existing trust preferred securities when the outflows convert from a fixed rate to variable rate in September 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2011, the Corporation did not recognize any ineffectiveness.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5.  Derivative Financial Instruments continued

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2011, the notional amount of customer-facing swaps was approximately $107,478,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2011, and December 31, 2010.

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$456	Other Assets	$1,393	Other Liabilities	$1,772	Other Liabilities	$

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$5,308	Other Assets	$3,718	Other Liabilities	$5,559	Other Liabilities		$3,876

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2011, and September 30, 2010.

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Interest rate contracts	Other income	$(95)	$(93)

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Interest rate contracts	Other income	$(24)	$(237)

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

As of September 30, 2011, the termination value of derivatives in a net liability position related to these agreements was $7,546,000. As of September 30, 2011, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6,535,000. If the Corporation had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at their termination value.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

Investment securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 fair value, including corporate obligations, state and municipal and equity securities, was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Pooled Trust Preferred Securities

Pooled trust preferred securities in the portfolio amount to $5.6 million in amortized cost, with a fair value of $165,000; all of which are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at September 30, 2011, Moody’s ratings on these securities now range from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the September 30, 2011, quarterly analysis, the conclusion was no additional OTTI impairment for the three months ending September 30, 2011. The Corporation recognized OTTI impairment of $400,000 and $1,544,000 for the nine months ended September 30, 2011, and September 30, 2010.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

The following presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011, and December 31, 2010.

		Fair Value Measurements Using
September 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$117		$117
State and municipal	140,000		121,289	$18,711
Mortgage-backed securities	354,465		354,465
Corporate obligations	196			196
Equity securities	1,830		1,826	4
Interest rate swap asset	5,308			5,308
Interest rate cap	456			456
Interest rate swap liability	(7,331)			(7,331)

		Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$616		$616
State and municipal	239,990		239,990
Mortgage-backed securities	295,317		295,317
Corporate obligations	182			$182
Equity securities	3,265		3,261	4
Interest rate swap asset	4,002			4,002
Interest rate cap	1,109			1,109
Interest rate swap liability	(3,876)			(3,876)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable Level 3 inputs for the three and six months ended September 30, 2011, and 2010.

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$180	$3,783	$954	$(3,986)	$186	$4,002	$1,109	$(3,876)
Total realized and unrealized gains and losses:
Included in net income (loss)		3,251		(3,345)	(400)	3,363		(3,455)
Included in other comprehensive income	(45)	(1,726)	(498)		195	(2,057)	(653)
Purchases, issuances and settlements
Transfers in/(out) of Level 3	18,711				18,711
Principal payments	65				219
Ending balance at September 30, 2011	$18,911	$5,308	$456	$(7,331)	$18,911	$5,308	$456	$(7,331)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Swap Liability
Balance at beginning of the period	$1,431	$3,924	$(4,161)	$2,483	$2,624	$(2,648)
Total realized and unrealized gains and losses:
Included in net income (loss)	(656)	767	(791)	(1,544)	2,067	(2,304)
Included in other comprehensive income	213			(111)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	78			238
Ending balance at September 30, 2010	$1,066	$4,691	$(4,952)	$1,066	$4,691	$(4,952)

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

		Fair Value Measurements Using
September 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$29,298			$29,298
Other real estate owned (collateral dependent)	$8,320			$8,320

		Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$45,432			$45,432
Other real estate owned (collateral dependent)	$6,314			$6,314

Impaired Loans (collateral dependent) and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first nine months of 2011, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$60,166	$60,166	$50,844	$50,844
Federal funds sold			7,463	7,463
Interest-bearing time deposits	16,115	16,115	65,216	65,216
Investment securities available for sale	496,608	496,608	539,370	539,370
Investment securities held to maturity	441,220	452,948	287,427	286,270
Mortgage loans held for sale	12,257	12,257	21,469	21,469
Loans	2,639,864	2,659,242	2,752,706	2,715,924
Federal Reserve Bank and Federal Home Loan Bank stock	31,381	31,381	33,884	33,884
Interest Rate Swap Asset	5,764	5,764	5,111	5,111
Interest receivable	17,770	17,770	18,674	18,674
Liabilities:
Deposits	$3,064,250	$3,070,271	$3,268,880	$3,280,489
Borrowings:
Federal funds purchased	27,946	27,946
Securities sold under repurchase agreements	117,097	117,597	109,871	110,494
Federal Home Loan Bank advances	168,764	172,688	82,684	87,463
Subordinated debentures, revolving credit lines and term loans	194,961	141,883	226,440	176,259
Interest Rate Swap Liability	7,331	7,331	3,876	3,876
Interest Payable	2,186	2,186	4,262	4,262

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

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on which plan the shares were granted under. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of September 30, 2011, all outstanding DSUs have been converted to RSA’s due to director retirements.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months and nine months ended September 30, 2011, was $290,000 and $1,009,000, respectively compared to $437,000 and $1,369,000, respectively, for the three months and nine months ended September 30, 2010. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

The estimated fair value of the stock options granted during 2011 and in prior years was calculated using a Black Scholes option pricing model.  The following summarizes the assumptions used in the 2011 Black Scholes model:

Risk-free interest rate	2.74%
Expected price volatility	45.53%
Dividend yield	3.65%
Forfeiture rate	5.00%
Weighted-average expected life, until exercise	6.91 years

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately five percent for the nine months ended September 30, 2011, based on historical experience.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock and ESPP Options
Pre-tax compensation expense	$56	$143	$165	$487
Income tax benefit	(7)	(20)	(8)	(51)
Stock and ESPP option expense, net of income taxes	$49	$123	$157	$436
Restricted Stock Awards
Pre-tax compensation expense	$234	$294	$844	$882
Income tax benefit	(76)	(103)	(289)	(309)
Restricted stock awards expense, net of income taxes	$158	$191	$555	$573
Total Share-Based Compensation:
Pre-tax compensation expense	$290	$437	$1,009	$1,369
Income tax benefit	(83)	(123)	(297)	(360)
Total share-based compensation expense, net of income taxes	$207	$314	$712	$1,009

As of September 30, 2011, unrecognized compensation expense related to stock options and RSAs totaling $98,263 and $1,395,754, respectively, is expected to be recognized over weighted-average periods of 0.75 and 1.56 years, respectively.

Stock option activity under the Corporation's stock option plans, as of September 30, 2011, and changes during the nine months ended September 30, 2011, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,061,429	$23.01
Granted/ Converted	52,298	$9.14
Cancelled	(75,291)	$20.46
Outstanding September 30, 2011	1,038,436	$22.51	4.63	39,730
Vested and Expected to Vest at September 30, 2011	1,038,436	$22.55	4.63	39,730
Exercisable at September 30, 2011	956,686	$23.81	4.25	0

The weighted-average grant date fair value was $3.09 for stock options granted during the nine months ended September 30, 2011.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2011.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.  There were no stock options exercised during the first nine months of 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The following table summarizes information on unvested RSAs outstanding as of September 30, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2011	272,737	$12.46
Granted	136,933	$8.93
Forfeited	(5,135)	$8.83
Vested	(70,543)	$23.37
Unvested RSAs at September 30, 2011	333,992	$8.74

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2011, quarterly offering period of approximately $36,000. The ESPP options vested during the three months ending September 30, 2011, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2011.

NOTE 8. Income tax

	2011	2010
Income Tax Expense for the Nine Months Ended September 30:
Currently Payable:
Federal	$(855)	$(19,905)
State		(378)
Deferred:
Federal	7,211	16,531
State		378
Total Income Tax Expense	$6,356	$(3,374)

Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory income Tax at 35%	$8,416	$(173)
Tax-exempt Interest Income	(2,793)	(2,935)
Non-deductible Interest Expense	649	212
Stock Compensation	56	119
Earnings on Life Insurance	(610)	(551)
Tax Credits	(55)	(85)
Other	693	39
Actual Tax Expense	$6,356	$(3,374)

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

	Three Months Ended September 30,
	2011			2010
	Net Income (Loss)	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$6,742			$1,635
Loss on extinguishment of trust preferred securities	(10,857)
Loss on CPP unamortized discount	(1,401)
Preferred Stock dividends and discount accretion	(868)			(870)
Net income (loss) available to common stockholders	(6,384)	26,367,067	$(0.25)	765	25,550,222	$0.02
Effect of dilutive stock options and warrants					135,316
Diluted net income (loss) per share:
Net income (loss) available to common stockholders	$(6,384)	26,367,067	$(0.25)	$765	25,685,538	$0.02

Stock options to purchase 1,008,957 and 1,029,668 shares for the three months ended September 30, 2011, and 2010, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

	Nine Months Ended September 30,
	2011			2010
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$17,691			$2,878
Gain on exchange of preferred stock for trust preferred debt				10,052
Loss on extinguishment of trust preferred securities	(10,857)
Loss on CPP unamortized discount	(1,401)
Less: Preferred Stock dividends and discount accretion	(2,846)			(3,763)
Net income available to common stockholders	2,587	25,879,277	$0.10	9,167	24,164,224	$0.38
Effect of dilutive stock options and warrants		139,659			108,666
Diluted net income per share:
Net income available to common stockholders	$2,587	26,018,936	$0.10	$9,167	24,272,890	$0.38

Stock options to purchase 1,024,775 and 1,061,571 shares for the nine months ended September 30, 2011, and 2010, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 10.  Preferred Stock

On February 20, 2009, the Corporation entered into a Letter Agreement (Purchase Agreement) with the U.S. Treasury (the “Treasury”), pursuant to which the Corporation agreed to issue and sell (a) 116,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“the Series A Preferred Stock”) and (b) a warrant to purchase 991,453 shares of the Corporation’s common stock for an aggregate purchase price of $116 million in cash.

The Preferred Stock qualified as Tier I capital and was to pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series A Preferred Stock was non-voting except with respect to certain matters affecting the rights of the holders thereof, and was redeemable by the Corporation after three years.  The Warrant has a ten year term and is immediately exercisable with an exercise price of $17.55 per share of common stock.  Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

On June 30, 2010, the Corporation entered into an Exchange Agreement with the United States Department of the Treasury whereby the Treasury exchanged 46,400 shares of the Series A Preferred Stock for 46,400 shares of trust preferred securities, having a liquidation amount of $1,000 per share (the “Capital Securities”) issued by the Corporation’s wholly-owned subsidiary trust, First Merchants Capital Trust III, a Delaware Statutory Trust (the “Trust”).  The Trust simultaneously issued 1,435 shares of the Trust’s common securities (the “Common Securities”) to the Corporation for the purchase price of $1.4 million which constituted all of the issued and outstanding common securities of the Trust. The Trust used the tendered Series A Preferred Stock and the proceeds from the sale of the Common Securities to purchase $47.8 million in aggregate principal amount of Fixed Rate Perpetual Junior Subordinated Debentures, Series A issued by the Corporation (the “Debentures”).  The Capital Securities and the Debentures bore interest, payable quarterly, at a rate of five percent (5%) until February 20, 2014 when the rate increases to nine percent (9%).  The Capital Securities and Debentures were redeemable by the Corporation upon proper notice and regulatory approval (a) at any time, so long as the Capital Securities were held by the Treasury and (b) at any time after June 30, 2015, if the Capital Securities were held by a person or entity other than the Treasury.

The Series A Preferred Stock, which had been issued to the Treasury in connection with the Troubled Assets Relief Program’s Capital Purchase Program (“TARP”), has been cancelled.  Following the exchange, the Treasury continued to hold 69,600 shares of Series A Preferred Stock along with the Warrant to initially purchase up to 991,453 shares of the Corporation’s common stock, which was also issued pursuant to TARP.

This particular exchange resulted in a gain on retirement of Preferred Stock favorably impacting retained earnings by $10.1 million (net of deferred taxes), which was also considered as part of earnings available to common stockholders in the earnings per common share (“EPS”) computations.

On September 22, 2011, the Corporation entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury, pursuant to which the Corporation issued 90,782.94 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $90,782,940. The Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 10.  Preferred Stock continued

The Series B Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank.  Based upon the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement (the “Baseline”), the dividend rate for the initial dividend period has been set at five percent (5%). For the second through tenth dividend periods, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Corporation will be subject to an additional lending incentive fee equal to two percent (2%) per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half (4½) year anniversary of the date of issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) per annum based upon the increase in QSBL as compared to the baseline. After four and one half (4½) years from issuance, the dividend rate will increase to nine percent (9%).

The Series B Preferred Stock is non-voting, except in limited circumstances. In the event that the Corporation misses five dividend payments, whether or not consecutive, the holder of the Series B Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Corporation’s Board of Directors. In the event that the Corporation misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the Series B Preferred Stock is at least $25,000,000, then the holder of the Series B Preferred Stock will have the right to designate two directors to the Board of Directors of the Corporation.

The Series B Preferred Stock may be redeemed at any time at the Corporation’s option, at a redemption price of one hundred percent (100%) of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

The Series B Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Corporation has agreed to register the Series B Preferred Stock under certain circumstances set forth in Annex E to the Purchase Agreement. The Series B Preferred Stock is not subject to any contractual restrictions on transfer.

The foregoing summary of the terms of the Purchase Agreement is subject to, and qualified in its entirety by, the full text of the Purchase Agreement.

Also on September 22, 2011, the Corporation entered into and consummated two letter agreements (each, a “Repurchase Letter”) with the Treasury, pursuant to which the Corporation redeemed, out of the proceeds of the issuance of the Series B Preferred Stock in the amount of $90,782,940 and cash of $25,813,171 (of which $21,165,000 was raised through a private placement of the Corporation’s common stock on September 9, 2011) for an aggregate redemption price of $116,596,111, including accrued but unpaid dividends to the date of redemption: (i) all 69,600 shares of the Corporation’s Series A Preferred Stock, and (ii) all 46,400 Capital Securities held by the Treasury .

The Treasury continues to hold a Warrant to purchase 991,453 shares of the Corporation’s common stock at an exercise price of $17.55 per share. Under the terms of the Repurchase Letter the Treasury has provided the Corporation notice of its intention to sell the Warrant.

The foregoing summary of the terms of the Repurchase Letters is subject to, and qualified in its entirety by, the full text of the Repurchase Letters.

FIRST MERCHANTS CORPORATION
FORM 10Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 11.  Impact of Accounting Changes

Goodwill:  In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”   ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Corporation is assessing the impact of ASU 2011-08 on goodwill impairment testing but does not expect an impact on its financial condition or results of operations.

Comprehensive Income:  In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”   ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Corporation is assessing the impact of ASU 2011-05 on its comprehensive income presentation.

Fair Value Measurements:  In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  The Corporation is assessing the impact of ASU 2011-04 on its fair value disclosures.

Transfers and Servicing:  In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.”   ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Corporation is assessing the impact of ASU 2011-03 on its financial condition, results of operations, and disclosures.

Receivables:  In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”   ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 was effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The impact of ASU 2011-02 on The Corporation’s disclosures is reflected in Note 3 — Loan and Allowance, included within the Notes to Consolidated Condensed Financial Statements of this Form 10Q.

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

We believe there have been no significant changes during the nine months ended September 30, 2011, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported a net loss available to common stockholders of $6.4 million, or $.25 per fully diluted common share for the quarter ended September 30, 2011, compared to net income of $765,000, or $.10 per common share for the quarter ended September 30, 2010.  The Corporation’s year-to-date net income available to common stockholders was $2.6 million, or $.10 per fully diluted common share, down from the prior year net income of $9.2 million, or $.38 per common share.

In the third quarter of 2011, an after-tax loss of $12.3 million, or $.47 per share, was recorded due to the accounting treatment for the extinguishment of trust preferred securities.  The extinguishment of the trust preferred securities was done in conjunction with the redemption of 69,600 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, under the Capital Purchase Program, for $69.6 million, the issuance of 90,783 shares of the Corporation’s senior non-cumulative perpetual preferred stock, through the Small Business Lending Fund, for $90.8 million and the issuance of 2.8 million of the Corporation’s common stock for $20.8 million.

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

Net charge offs were $9.6 million for the quarter, exceeding provision expense of $5.6 million by $4.0 million as certain charge offs were preceded by specific reserves.  The specific reserves at September 30, 2011, were $8.2 million compared to $13.9 million at December 31, 2010, as specific reserves were charged off.  Non-performing assets plus 90 days delinquent loans were $106.7 million or 2.6 percent of total assets at September 30, 2011, compared to $120.0 million, or 2.9 percent of total assets at December 31, 2010.  The Corporation’s allowance for loan losses decreased to 2.68 percent of total loans from 2.90 percent of loans at December 31, 2010.

Assets decreased by $52.3 million during the first nine months of 2011.   Loans, including loans held for sale, decreased $132.0 million during the first nine months of 2011, or 4.6 percent, due to normal loan run-off coupled with a reduction in both consumer and commercial demand for borrowing.  The combined cash and cash equivalents and interest bearing deposits declined by $47.2 million. These declines have generated excess liquidity of $179.2 million, of which $111.0 million has been invested in the investment securities portfolio.

Deposits decreased $204.6 million during the first nine months of 2011, or 6.3 percent.  CDs below $100,000 and CDs over $100,000 accounted for $91.2 million and $56.6 million of the decline, respectively.  Another $51.4 million of the decline was a result of declining savings deposits.  Management continues to focus on maximizing deposit pricing in an effort to balance maintaining strong customer relationships, remaining competitive in the local markets while still allowing higher cost deposits to mature.

Net deferred and refundable taxes have declined by $9.8 million in the first nine months of 2011. The decline is primarily a result of receiving $3.0 million in net tax refunds during 2011, utilization of $2.2 million of deferred tax asset associated with net operating loss carryforwards and $4.4 million reduction in deferred tax asset related to the allowance for loan losses. The change in deferred tax liability, which is in the net deferred tax asset, remained relatively neutral based on the decrease in liability of $5.3 million related to the repayment of the preferred stock under the Capital Purchase Program, which was offset by the increase of $6.8 million related to increased unrealized gains on securities.

The Corporation continues to maintain all regulatory capital ratios in excess of the regulatory definition of “well capitalized” as discussed in the section entitled “CAPITAL” below.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  It is a function of net interest margin and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods.  Net interest margin increased 9 basis points from 3.93 percent in the third quarter of 2010 to 4.02 percent in the third quarter of 2011, while earning assets decreased by $77 million. The table below presents the Corporation’s asset yields, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2011, and 2010.

During the nine months ended September 30, 2011, asset yields decreased 33 basis points on a fully taxable equivalent basis (FTE) and interest costs decreased 43 basis points, resulting in a 10 basis point (FTE) increase in net interest income as compared to the same period in 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Annualized net interest income	$143,402	$142,731	$142,900	$144,102
Annualized FTE adjustment	$5,633	$6,130	$5,781	$6,152
Annualized net interest income on a fully taxable equivalent basis	$149,035	$148,861	$148,681	$150,254
Average earning assets	$3,714,401	$3,790,904	$3,736,503	$3,871,484
Interest income (FTE) as a percent of average earning assets	5.01%	5.38%	5.05%	5.38%
Interest expense as a percent of average earning assets	0.99%	1.45%	1.07%	1.50%
Net interest income (FTE) as a percent of average earning assets	4.02%	3.93%	3.98%	3.88%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  Annualized amounts are computed utilizing a 30/360 day basis.

NON-INTEREST INCOME

Non-interest income increased by $2,185,000 or 19.8% during the third quarter of 2011, compared to the third quarter of 2010.  During the third quarter of 2011, gains recognized on the sale of investment securities totaled $861,000 with no other-than-temporary impairment losses on pooled trust preferred investments.  In comparison, during third quarter of 2010, gains recognized on the sale of investment securities totaled $2,000 while other-than-temporary impairment losses on pooled trust preferred investments of $656,000 were recognized.

Additionally, $424,000 of fee income from origination of loan level hedges was recognized in the third quarter of 2011 with none being recognized during the same period of 2010.  Interchange income from electronic card transactions was $251,000 higher in the third quarter of 2011 when compared to the third quarter of 2010.  Gains on the sale of mortgage loans declined $320,000 in the third quarter when compared to the same period in 2010.  Additionally, service charges declined by $235,000 when compared to the third quarter of 2010.

During the first nine months of 2011, non-interest income was $36.1 million or 3.4% higher than the same period in 2010.  The sale of investment securities resulted in net gains of approximately $1,749,000 when netted against other-than-temporary impairment charges of $400,000 recognized on pooled trust preferred investments, an increase of $1,192,000 from the same period in 2010.  Service charges declined $1,227,000 from the same period in 2010 due to a decrease in the volume of customer overdrafts and returned items.  Fee income from origination of loan level hedges increased $430,000 from the same period in 2010.  Insurance commissions were $518,000 lower in the first nine months of 2011 than 2010, which was offset by an increase in investment commissions, gains on the sale of mortgage loans and interchange from electronic card transactions by $357,000, $248,000 and $229,000 respectively.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-interest expenses for the third quarter of 2011, compared with the same period in 2010, decreased by $913,000 or 2.6 percent. Salaries and benefits represented the largest increase of $1,870,000, primarily related to health insurance expenses $1,200,000 over the same period in 2010. These increases were offset by decreases in FDIC expenses of $911,000, credit related expenses of $984,000 and amortization of core deposit intangibles of $406,000 over the same period in 2010.

Non-interest expenses in the first nine months of 2011 remained relatively constant to 2010, with a 1.6 percent decrease, or $1,616,000, compared to the same period in 2010.   Salaries and benefits represented the only material increase of $2,102,000, with $1,134,000 of the increase related to health insurance expenses with the remainder of the increase in salaries, commissions and incentives. Significant decreases in non-interest expenses, over the same period in 2010, included FDIC expenses of $1,321,000 and amortization of core deposit intangibles of $603,000.

INCOME TAX

The income tax expense for the nine months ended September 30, 2011, was $6,356,000 on pre-tax net income of $24,047,000, an effective tax rate of 26.4%.  For the same period in 2010, the income tax benefit was $3,374,000 on a pre-tax net loss of $496,000.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 6.88% at September 30, 2011, and 5.86% at December 31, 2010.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At September 30, 2011, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL continued

As of September 30, 2011, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$479,785	16.21%	$476,490	15.74%
Tier 1 capital (to risk-weighted assets)	402,350	13.60%	388,090	12.82%
Tier 1 capital (to average assets)	402,350	10.20%	388,090	9.50%

First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$470,344	15.96%	$450,629	14.89%
Tier 1 capital (to risk-weighted assets)	433,275	14.79%	412,654	13.64%
Tier 1 capital (to average assets)	433,275	11.01%	412,654	10.14%

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

On September 9, 2011, the Corporation entered into securities purchase agreements with two institutional investors, pursuant to which the Corporation sold an aggregate of 2,822,000 shares of its common stock in exchange for gross proceeds of $21,165,000.  The purchase price for each share of common stock was $7.50.  The common stock was issued in a direct private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder (the “Private Placement”).

On September 22, 2011, the Corporation entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury, pursuant to which the Corporation issued 90,782.94 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $90,782,940.  The Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Corporation also entered into two (2) letter agreements (each, a “Repurchase Letter”) with the Treasury, pursuant to which the Corporation redeemed, out of the proceeds of the issuance of the Series B Preferred Stock in the amount of $90,782,940 and cash of $25,813,171 (of which $21,165,000 was raised through the Private Placement of the Corporation’s common stock on September 9, 2011) for an aggregate redemption price of $116,596,111, including accrued but unpaid dividends to the date of redemption: (i) 69,600 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A held by the Treasury, and (ii) 46,400 shares of trust preferred securities issued through the Corporation’s wholly owned subsidiary trust, First Merchants Capital Trust, III, a Delaware Statutory Trust, held by the Treasury.  The Treasury also holds a warrant to purchase 991,453 shares of the Corporation’s common stock at an exercise price of $17.55 per share.    See information regarding the Corporation’s preferred stock transactions in Note 10. Preferred Stock of the Notes To Consolidated Financial Statements of this Form 10Q.

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

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2011	2010
Average goodwill	$141,357	$141,357
Average core deposit intangible (CDI)	11,074	15,026
Average deferred tax on CDI	(2,534)	(3,385)
Intangible adjustment	$149,897	$152,998
Average stockholders' equity (GAAP capital)	$466,671	$470,379
Average cumulative preferred stock issued under the Capital Purchase Program	(68,829)	(89,847)
Intangible adjustment	(149,897)	(152,998)
Average tangible capital	$247,945	$227,534
Average assets	$4,124,696	$4,271,715
Intangible adjustment	(149,897)	(152,998)
Average tangible assets	$3,974,799	$4,118,717
Net income available to common stockholders	$2,587	$11,722
CDI amortization, net of tax	1,771	2,852
Tangible net income available to common stockholders	$4,358	$14,574
Diluted earnings per share	$0.10	$0.48
Diluted tangible earnings per share	$0.17	$0.60
Return on average GAAP capital	0.74%	2.49%
Return on average tangible capital	2.34%	6.40%
Return on average assets	0.08%	0.27%
Return on average tangible assets	0.15%	0.35%

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

Non-accruals declined by $11,658,000 during the nine month period; from $90,591,000 at December 31, 2010, to the September 30, 2011, balance of $78,933,000. In addition, other real estate owned declined $1,502,000 during the first nine months of 2011.  For other real estate owned, current appraisals are obtained to determine value as management continues to aggressively market these real estate assets. Accruing loan delinquent 90 or more days were $1,595,000 at September 30, up slightly from $1,330,000 at December 31, 2010.

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Non-Performing Assets:
Non-accrual loans	$78,933	$90,591
Renegotiated loans	6,701	7,139
Non-performing loans (NPL)	85,634	97,730
Real estate owned and repossessed assets	19,425	20,927
Non-performing assets (NPA)	105,059	118,657
90+ days delinquent and still accruing	1,595	1,330
NPAs & 90+ days delinquent	$106,654	$119,987
Impaired Loans	$87,772	$116,204

The composition of non-performing assets plus 90-days delinquent is reflected in the following table.

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$16,253	$10,499
Agricultural production financing and other loans to farmers	304	544
Real estate loans:
Construction	17,487	28,907
Commercial and farm land	50,202	54,297
Residential	21,664	25,339
Individual's loans for household and other personal expenditures	162	401
Other loans	582
Non performing assets plus 90+ days delinquent	$106,654	$119,987

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2011, impaired loans totaled $87,772,000, which is a decrease of $28,432,000 from the December 31, 2010, balance of $116,204,000. At September 30, 2011, an allowance for losses was not deemed necessary for impaired loans totaling $66,402,000, as there was no identified loss on these credits. An allowance of $8,177,000 was recorded for the remaining balance of impaired loans totaling $21,370,000 and is included in the corporation’s allowance for loan losses.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

At September 30, 2011, the allowance for loan losses was $73,074,000, a decrease of $9,903,000 from year end 2010. As a percent of loans, the allowance was 2.68 percent at September 30, 2011, and 2.90 percent at December 31, 2010. The provision for loan losses for the first nine months of 2011 was $16,775,000, a decrease of $22,630,000 from $39,405,000 for the same period in 2010. Specific reserves on impaired loans decreased $5,737,000 from $13,914,000 at December 31, 2010, to $8,177,000 at September 30, 2011.

Net charge offs for the third quarter of 2011 were $9,615,000, a decrease of $4,216,000 from the same period in 2010. Of this amount, $4,560,000, or 47.4%, was made up of four customer charge offs of more than $500,000.   Specific reserves totaling $3,085,000 were held against these four loans at the time of charge off.  In addition to the previously identified specific reserves, the provision was lower than net charge offs due to the decrease in criticized loans, which play a large part in the allowance for loan loss methodology as discussed in Note 3. Loans and Allowance, of the Notes To Consolidated Financial Statements of this Form 10Q. One of the primary drivers was a decrease in commercial loans graded Substandard, which declined $66,225,000 or 25 percent since December 31, 2010. The distribution of the net charge offs for both the three months ended and nine months ended September 30, 2011, and September 30, 2010, is reflected in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net Charge Offs:
Commercial and industrial loans	$3,238	$(134)	$(1,682)	$13,983
Agricultural production financing and other loans to farmers	(68)	366	(224)	1,008
Real estate loans
Construction	640	14	5,830	2,845
Commercial and farm land	3,985	9,891	17,658	22,478
Residential	1,720	3,241	4,710	6,405
Individual's loans for household and other personal expenditures	103	453	398	1,103
Lease financing receivables, net of unearned income	(1)		(4)	54
Other Loans	(2)		(8)
Total Net Charge Offs	$9,615	$13,831	$26,678	$47,876

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  continued

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources. At September 30, 2011, total borrowings from the FHLB were $168,764,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2011, was $76,562,000.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $496,608,000 at September 30, 2011, a decrease of $42,762,000, or 7.93 percent, from December 31, 2010. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity that are maturing in one year or less, totaled $2,010,000 at September 30, 2011. In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants. A breach of any of these covenants could result in a default under the Loan Agreement. As of September 30, 2011, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.75%.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at September 30, 2011, are as follows:

September 30,
(Dollars in thousands)	2011
Amounts of commitments:
Loan commitments to extend credit	$655,477
Standby letters of credit	21,624
$677,101

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at September 30, 2011, are as follows:

(Dollars in thousands)	2011 Remaining	2012	2013	2014	2015	2016	2017 and after	Total
Operating leases	$542	$2,108	$1,848	$1,708	$1,534	$1,166	$741	$9,647
Federal funds purchased	27,946							27,946
Securities sold under repurchase agreements	92,847	14,250		10,000				117,097
Federal Home Loan Bank advances	55,500	49,862	219	1,207	27,000	29,095	5,881	168,764
Subordinated debentures, revolving credit lines and term loans	143	78,992			55,000		60,826	194,961
Total	$176,978	$145,212	$2,067	$12,915	$83,534	$30,261	$67,448	$518,415

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK continued

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2011, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At September 30, 2011
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(2)
Three-Year CMT	200	(6)
Five-Year CMT	200	0
CD's	200	(49)
FHLB Advances	200	0

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2011. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At September 30, 2011
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$142,697	$143,908	$137,073
Variance from Base		$1,211	$(5,624)
Percent of change from base		0.85%	-3.94%
Policy Limit		-5.00%	-2.00%

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2011, and December 31, 2010. Earning assets decreased by $79,993,000 in the nine months ended September 30, 2011.  Federal funds sold decreased $7,463,000, and interest-bearing time deposits decreased $49,101,000.  Investments increased by approximately $111,031,000, while loans and loans held for sale decreased by $131,957,000. Excess liquidity mainly created by the decline in the loan portfolio was used to increase the investment securities portfolio.  The four largest loan segments that decreased were construction, commercial and farmland, residential real estate and individual loans.

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Federal funds sold	$	$7,463
Interest-bearing time deposits	16,115	65,216
Investment securities available for sale	496,608	539,370
Investment securities held to maturity	441,220	287,427
Mortgage loans held for sale	12,257	21,469
Loans	2,712,938	2,835,683
Federal Reserve and Federal Home Loan Bank stock	31,381	33,884
Total	$3,710,519	$3,790,512

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including us, and that address is (http://www.sec.gov).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is included as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “LIQUIDITY” and “INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK”.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s December 31, 2010, Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          a. None

          b. None

          c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended September 30, 2011, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July, 2011	51	$9.04	0	0
August, 2011			0	0
September, 2011	204	$9.22	0	0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. [RESERVED]

ITEM 5. OTHER INFORMATION

         a. None

         b. None

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 6.  EXHIBITS.

Exhibit No:       Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (1)
3.2	Bylaws of First Merchants Corporation dated October 28, 2009 (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2009)
4.1
First Merchants Corporation Amended and Restated Declaration of Trust of First Merchants Capital Trust II dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.5	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.6	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1
First Merchants Corporation Share Purchase Agreement with Castle Creek Capital Partners IV, L.P. and Endicott Opportunity Partners III, L.P. dated September 9, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 13, 2011)

10.2
First Merchants Corporation Securities Purchase Agreement with the U.S. Department of Treasury, with respect to the Series B Preferred Stock dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.3
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Designated Preferred Stock dated September 23, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.4
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Capital Securities dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)
(1) Filed herewith.
(2) Furnished herewith.

FIRST MERCHANTS CORPORATION
FORM 10Q

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

   First Merchants Corporation
(Registrant)

Date: November 9, 2011                                                                                                           by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011                                                                                                           by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION
FORM 10Q

INDEX TO EXHIBITS

Exhibit No:       Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (1)
3.2	Bylaws of First Merchants Corporation dated October 28, 2009 (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2009)
4.1
First Merchants Corporation Amended and Restated Declaration of Trust of First Merchants Capital Trust II dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.5	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.6	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1
First Merchants Corporation Share Purchase Agreement with Castle Creek Capital Partners IV, L.P. and Endicott Opportunity Partners III, L.P. dated September 9, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 13, 2011)

10.2
First Merchants Corporation Securities Purchase Agreement with the U.S. Department of Treasury, with respect to the Series B Preferred Stock dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.3
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Designated Preferred Stock dated September 23, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.4
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Capital Securities dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)
(1) Filed herewith.
(2) Furnished herewith.

FIRST MERCHANTS CORPORATION
FORM 10Q

Exhibit 3.1

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

FIRST MERCHANTS CORPORATION
FORM 10Q

Section 8.                      To Deal in its Own Securities.  Subject to the limitations of Section 2 above, to purchase, take, receive or otherwise acquire, and to hold, own, pledge, transfer or otherwise dispose of shares of its own capital stock and other securities.  Purchases of the Corporation’s own shares, whether direct or indirect, may be made without shareholder approval only to the extent of unreserved and unrestricted earned surplus available therefor.

ARTICLE III

Period of Existence

The period during which the Corporation shall continue is perpetual.

Article IV

Resident Agent and Principal Office

Section 1.                      Resident Agent.  The name and address of the Corporation’s Resident Agent for service of process is:

Mark K. Hardwick
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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

The Board of Directors may, by resolution adopted by a majority of the actual number of Directors elected and qualified, from time to time, designate from among its members an executive committee and one or more other committees, each of which, to the extent provided in the resolution, the Articles of Incorporation, or the Bylaws, may exercise all of the authority of the Board of Directors of the Corporation, including, but not limited to, the authority to issue and sell or approve any contract to issue and sell, securities or shares of the Corporation or designate the terms of a series of a class of securities or shares of the Corporation.  The terms which may be affixed by each such committee include, but are not limited to, the price, dividend rate, and provisions of redemption, a sinking fund, conversion, voting or preferential rights or other features of securities or class or series of a class of shares.  Each such committee may have full power to adopt a final resolution which sets forth those terms and to authorize a statement of such terms to be filed with the Secretary of State.  However, no such committee has the authority to declare dividends or distributions, amend the Articles of Incorporation or the Bylaws, approve a plan of merger or consolidation even if such plan does not require shareholder approval, reduce earned or capital surplus, authorize or approve the reacquisition of shares unless pursuant to a general formula or method specified by the Board of Directors, or recommend to the shareholders a voluntary dissolution of the Corporation or a revocation thereof.  No member of any such committee shall continue to be a member thereof after he ceases to be a Director of the Corporation.  The calling and holding of meetings of any such committee and its method of procedure shall be determined by the Board of Directors.  A member of the Board of Directors shall not be liable for any action taken by any such committee if he is not a member of that committee and has acted in good faith and in a manner he reasonably believes is in the best interest of the Corporation.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

Section 12.                      Fair Price, Form of Consideration and Procedural Safeguards for Certain Business Combinations.

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

2.
Any sale, lease, exchange, transfer or other disposition (including, without limitation, the granting of a mortgage or other security interest) to or with any 10% Shareholder of any material part of the assets of the Corporation or any of its subsidiaries; and

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

FIRST MERCHANTS CORPORATION
FORM 10Q

5.	Any agreement, contract or other arrangement providing for any one or more of the actions specified in the foregoing clauses (A)1. through (A)4.

(B)           Prior to the approval of any of the transactions referred to in subsection (A) of this section ("Business Combination"), the Board of Directors of the Corporation shall make an evaluation of all relevant factors and issues arising out of or in connection with any such Business Combination and shall report to the shareholders the conclusion which the Board of Directors reaches from such evaluation.  Relevant factors and issues shall include consideration of the impact which any such Business Combination will have on the community in which the Corporation or its subsidiaries conducts business, the employees of the Corporation or any of its subsidiaries, and the suppliers and customers of the Corporation and its subsidiaries, and shall also include any and all other factors which the Board of Directors in its discretion deems relevant.

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

(a)
Is the beneficial owner (as determined in accordance with Rule 13d-3 promulgated by the Securities and Exchange Commission) ("Beneficial Owner"), directly or indirectly, of not less than ten percent (10%) of the Voting Shares; or

(b)
Is an Affiliate (as hereinafter defined) of the Corporation and at any time within two years prior thereto was the Beneficial Owner, directly or indirectly, of not less than ten percent (10%) of the then outstanding Voting Shares; or

(c)
Any individual, corporation, partnership or other person or entity which, together with any of its Affiliates (as hereinafter defined), beneficially owns in the aggregate more than ten percent (10%) of the Voting Shares of the Corporation.

2.	"Voting Shares" includes:

(a)	Any securities of the Corporation which are entitled to vote on any matter referred to in this Section;

(b)	Any securities, including but not limited to, preferred stock, bonds, debentures, or options, which can be converted into voting securities at the time of the vote referred to in this Section; and

(c)	Security agreements of any nature for which voting securities are pledged as collateral.

3.	"Affiliate" shall include all persons who would be defined as affiliates under Rule 12b-2 under the Securities Exchange Act of 1934.

4.
"Subsidiary" means any corporation of which a majority of any class of equity securities (as defined in Rule 3a 11-1 of the general rules and regulations under the Securities Exchange Act of 1934) are owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of a 10% Shareholder set forth above, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the Corporation.

FIRST MERCHANTS CORPORATION
FORM 10Q

5.	"Fair Market Value" means:

(1)           In the case of stock, in the absence of any determination price as established on a national, regional, or local exchange or over-the-counter market, or in the absence of any market-maker dealing in the stock on a regular basis, the fair market value of such stock on the date in question as determined by the Board in good faith; and

(2)           In the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Board in good faith.

(D)           The additional voting requirement set forth in subsection (A) above shall not be applicable, and any such Business Combination shall require the affirmative vote of two-thirds (2/3) of the Voting Shares, if one of the following occurs:

1.           The Business Combination shall have been approved by two-thirds (2/3) of the Directors of the Corporation; or

2.           All of the following conditions shall have been met:

(a)           The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of Common Stock in such Business Combination shall be at least equal to the greater of (i) and (ii), where (i) is the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the 10% Shareholder or any other party for any shares of Common Stock acquired within the two-year period immediately prior to the first public announcement of the proposal of the Business Combination (the "Announcement Date") or, if higher, the per share price paid in the transaction in which the 10% Shareholder became a 10% Shareholder, and (ii) is the per share book value of the Corporation reported at the end of the fiscal quarter immediately preceding the later of any public announcement of any proposed Business Combination or the meeting date on which the shareholders are to consider the proposed Business Combination;

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

(c)           A proxy or information statement describing the proposed merger or consolidation and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to shareholders of the Corporation at least thirty (30) days prior to the meeting of shareholders called to consider the proposed Business Combination or, if no meeting, thirty (30) days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

FIRST MERCHANTS CORPORATION
FORM 10Q

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

ARTICLE II

Text of Amendment

Article V of the Articles of Incorporation of the Corporation is hereby amended to create a series of preferred stock and the designation and number of shares of such series, and the voting and other powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations and restrictions thereof, of the shares of such series, by adding a new Section 5 as follows:

Section 5.  SENIOR NON-CUMULATIVE PERPETUAL PREFERRED STOCK, SERIES B.

Part 1. Designation and Number of Shares. There is hereby created out of the authorized and unissued shares of preferred stock of the Corporation a series of preferred stock designated as the “Senior Non-Cumulative Perpetual Preferred Stock, Series B” (the “Designated Preferred Stock”). The authorized number of shares of Designated Preferred Stock shall be 90,823.23.

Part 2. Standard Provisions. The Standard Provisions contained in Schedule A attached hereto are incorporated herein by reference in their entirety and shall be deemed to be a part of these Articles of Incorporation to the same extent as if such provisions had been set forth in full herein.

Part 3. Definitions. The following terms are used in these Articles of Incorporation (including the Standard Provisions in Schedule A hereto) as defined below:

(a) “Common Stock” means the common stock, without par value, of the Corporation.

(b) “Definitive Agreement” means that certain Securities Purchase Agreement by and between the Corporation and Treasury, dated as of the Signing Date.

(c) “Junior Stock” means the Common Stock and any other class or series of stock of the Corporation the terms of which expressly provide that it ranks junior to Designated Preferred Stock as to dividend and redemption rights and/or as to rights on liquidation, dissolution or winding up of the Corporation.

(d) “Liquidation Amount” means $1,000 per share of Designated Preferred Stock.

(e) “Minimum Amount” means (i) the amount equal to twenty-five percent (25%) of the aggregate Liquidation Amount of Designated Preferred Stock issued on the Original Issue Date or (ii) all of the outstanding Designated Preferred Stock, if the aggregate liquidation preference of the outstanding Designated Preferred Stock is less than the amount set forth in the preceding clause (i).

FIRST MERCHANTS CORPORATION
FORM 10Q

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

(g) “Signing Date” means September 22, 2011.

(h) “Treasury” means the United States Department of the Treasury and any successor in interest thereto.

Part 4. Certain Voting Matters.  Holders of shares of Designated Preferred Stock will be entitled to one vote for each such share on any matter on which holders of Designated Preferred Stock are entitled to vote, including any action by written consent.

[Schedule A follows immediately hereafter.]

FIRST MERCHANTS CORPORATION
FORM 10Q

Schedule A

STANDARD PROVISIONS

(a) General Matters.  Each share of Designated Preferred Stock shall be identical in all respects to every other share of Designated Preferred Stock.  The Designated Preferred Stock shall be perpetual, subject to the provisions of Section 5 of these Standard Provisions that form a part of the Articles of Incorporation.  The Designated Preferred Stock shall rank equally with Parity Stock and shall rank senior to Junior Stock with respect to the payment of dividends and the distribution of assets in the event of any dissolution, liquidation or winding up of the Corporation, as set forth below.

(b) Standard Definitions.  As used herein with respect to Designated Preferred Stock:

(i) “Acquiror,” in any Holding Company Transaction, means the surviving or resulting entity or its ultimate parent in the case of a merger or consolidation or the transferee in the case of a sale, lease or other transfer in one transaction or a series of related transactions of all or substantially all of the consolidated assets of the Corporation and its subsidiaries, taken as a whole.

(ii) “Affiliate” means, with respect to any person, any person directly or indirectly controlling, controlled by or under common control with, such other person. For purposes of this definition, “control” (including, with correlative meanings, the terms “controlled by” and “under common control with”) when used with respect to any person, means the possession, directly or indirectly through one or more intermediaries, of the power to cause the direction of management and/or policies of such person, whether through the ownership of voting securities by contract or otherwise.

(iii) “Applicable Dividend Rate” has the meaning set forth in Section 3(a).

(iv) “Appropriate Federal Banking Agency” means the “appropriate Federal banking agency” with respect to the Corporation as defined in Section 3(q) of the Federal Deposit Insurance Act (12 U.S.C. Section 1813(q)), or any successor provision.

(v) “Bank Holding Company” means a company registered as such with the Board of Governors of the Federal Reserve System pursuant to 12 U.S.C. §1842 and the regulations of the Board of Governors of the Federal Reserve System thereunder.

(vi) “Baseline” means the “Initial Small Business Lending Baseline” set forth on the Initial Supplemental Report (as defined in the Definitive Agreement), subject to adjustment pursuant to Section 3(a).

(vii) “Business Combination” means a merger, consolidation, statutory share exchange or similar transaction that requires the approval of the Corporation’s stockholders.

(viii) “Business Day” means any day except Saturday, Sunday and any day on which banking institutions in the State of New York or the District of Columbia generally are authorized or required by law or other governmental actions to close.

(ix) “Bylaws” means the bylaws of the Corporation, as they may be amended from time to time.

(x) “Call Report” has the meaning set forth in the Definitive Agreement.

(xi) “Articles of Incorporation” means the Articles of Incorporation or comparable instrument relating to the Designated Preferred Stock, of which these Standard Provisions form a part, as it may be amended from time to time.

FIRST MERCHANTS CORPORATION
FORM 10Q

(xii) “Charge-Offs” means the net amount of loans charged off by the Corporation or, if the Corporation is a Bank Holding Company or a Savings and Loan Holding Company, by the IDI Subsidiary(ies) during quarters that begin on or after the Signing Date, determined as follows:

(i) if the Corporation or the applicable IDI Subsidiary is a bank, by subtracting (A) the aggregate dollar amount of recoveries reflected on line RIAD4605 of its Call Reports for such quarters from (B) the aggregate dollar amount of charge-offs reflected on line RIAD4635 of its Call Reports for such quarters (without duplication as a result of such dollar amounts being reported on a year-to-date basis); or

(ii) if the Corporation or the applicable IDI Subsidiary is a thrift, by subtracting (A) the sum of the aggregate dollar amount of recoveries reflected on line VA140 of its Call Reports for such quarters and the aggregate dollar amount of adjustments reflected on line VA150 of its Call Reports for such quarters from (B) the aggregate dollar amount of charge-offs reflected on line VA160 of its Call Reports for such quarters.

(xiii) “Charter” means the Corporation’s certificate or articles of incorporation, articles of association, or similar organizational document.

(xiv) “CPP Lending Incentive Fee” has the meaning set forth in Section 3(e).

(xv) “Current Period” has the meaning set forth in Section 3(a)(i)(2).

(xvi) “Dividend Payment Date” means January 1, April 1, July 1, and October 1 of each year.

(xvii) “Dividend Period” means the period from and including any Dividend Payment Date to, but excluding, the next Dividend Payment Date; provided, however, the initial Dividend Period shall be the period from and including the Original Issue Date to, but excluding, the next Dividend Payment Date (the “Initial Dividend Period”).

(xviii) “Dividend Record Date” has the meaning set forth in Section 3(b).

(xix) “Dividend Reference Period” has the meaning set forth in Section 3(a)(i)(2).

(xx) “GAAP” means generally accepted accounting principles in the United States.

(xxi) “Holding Company Preferred Stock” has the meaning set forth in Section 7(c)(v).

(xxii) “Holding Company Transaction” means the occurrence of (a) any transaction (including, without limitation, any acquisition, merger or consolidation) the result of which is that a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (i) becomes the direct or indirect ultimate “beneficial owner,” as defined in Rule 13d-3 under that Act, of common equity of the Corporation representing more than 50% of the voting power of the outstanding Common Stock or (ii) is otherwise required to consolidate the Corporation for purposes of generally accepted accounting principles in the United States, or (b) any consolidation or merger of the Corporation or similar transaction or any sale, lease or other transfer in one transaction or a series of related transactions of all or substantially all of the consolidated assets of the Corporation and its subsidiaries, taken as a whole, to any Person other than one of the Corporation’s subsidiaries; provided that, in the case of either clause (a) or (b), the Corporation or the Acquiror is or becomes a Bank Holding Company or Savings and Loan Holding Company.

(xxiii) “IDI Subsidiary” means any Corporation Subsidiary that is an insured depository institution.

(xxiv) “Increase in QSBL” means:

(i) with respect to the first (1st) Dividend Period, the difference obtained by subtracting (A) the Baseline from (B) QSBL set forth in the Initial Supplemental Report (as defined in the Definitive Agreement); and

(ii) with respect to each subsequent Dividend Period, the difference obtained by subtracting (A) the Baseline from (B) QSBL for the Dividend Reference Period for the Current Period.

(xxv)	“Initial Dividend Period” has the meaning set forth in the definition of “Dividend Period”.

FIRST MERCHANTS CORPORATION
FORM 10Q

(xxvi) “Corporation Subsidiary” means any subsidiary of the Corporation.

(xxvii) “Liquidation Preference” has the meaning set forth in Section 4(a).

(xxviii) “Non-Qualifying Portion Percentage” means, with respect to any particular Dividend Period, the percentage obtained by subtracting the Qualifying Portion Percentage from one (1).

(xxix) “Original Issue Date” means the date on which shares of Designated Preferred Stock are first issued.

(xxx) “Percentage Change in QSBL” has the meaning set forth in Section 3(a)(ii).

(xxxi) “Person” means a legal person, including any individual, corporation, estate, partnership, joint venture, association, joint-stock company, limited liability company or trust.

(xxxii) “Preferred Director” has the meaning set forth in Section 7(c).

(xxxiii) “Preferred Stock” means any and all series of preferred stock of the Corporation, including the Designated Preferred Stock.

(xxxiv) “Previously Acquired Preferred Shares” has the meaning set forth in the Definitive Agreement.

(xxxv) “Private Capital” means, if the Corporation is Matching Private Investment Supported (as defined in the Definitive Agreement), the equity capital received by the Corporation or the applicable Affiliate of the Corporation from one or more non-governmental investors in accordance with Section 1.3(m) of the Definitive Agreement.

(xxxvi) “Publicly-traded” means a company that (i) has a class of securities that is traded on a national securities exchange and (ii) is required to file periodic reports with either the Securities and Exchange Commission or its primary federal bank regulator.

(xxxvii) “Qualified Small Business Lending” or “QSBL” means, with respect to any particular Dividend Period, the “Quarter-End Adjusted Qualified Small Business Lending” for such Dividend Period set forth in the applicable Supplemental Report.

(xxxviii) “Qualifying Portion Percentage” means, with respect to any particular Dividend Period, the percentage obtained by dividing (i) the Increase in QSBL for such Dividend Period by (ii) the aggregate Liquidation Amount of then-outstanding Designated Preferred Stock.

(xxxix) “Savings and Loan Holding Company” means a company registered as such with the Office of Thrift Supervision pursuant to 12 U.S.C. §1467a(b) and the regulations of the Office of Thrift Supervision promulgated thereunder.

(xl) “Share Dilution Amount” means the increase in the number of diluted shares outstanding (determined in accordance with GAAP applied on a consistent basis, and as measured from the date of the Corporation’s most recent consolidated financial statements prior to the Signing Date) resulting from the grant, vesting or exercise of equity-based compensation to employees and equitably adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction.

(xli) “Signing Date Tier 1 Capital Amount” means $346,108,000.

(xlii) “Standard Provisions” mean these Standard Provisions that form a part of the Articles of Incorporation relating to the Designated Preferred Stock.

(xliii) “Supplemental Report” means a Supplemental Report delivered by the Corporation to Treasury pursuant to the Definitive Agreement.

FIRST MERCHANTS CORPORATION
FORM 10Q

(xliv)	“Tier 1 Dividend Threshold” means, as of any particular date, the result of the following formula:

( ( A + B – C ) * 0.9 ) – D

where:

A =           Signing Date Tier 1 Capital Amount;

B =           the aggregate Liquidation Amount of the Designated Preferred Stock issued to Treasury;

C =           the aggregate amount of Charge-Offs since the Signing Date; and

D =           (i) beginning on the first day of the eleventh (11th) Dividend Period, the amount equal to ten percent (10%) of the aggregate Liquidation Amount of the Designated Preferred Stock issued to Treasury as of the Effective Date (without regard to any redemptions of Designated Preferred Stock that may have occurred thereafter) for every one percent (1%) of positive Percentage Change in Qualified Small Business Lending between the ninth (9th) Dividend Period and the Baseline; and
(ii) zero (0) at all other times.

(xlv) “Voting Parity Stock” means, with regard to any matter as to which the holders of Designated Preferred Stock are entitled to vote as specified in Section 7(d) of these Standard Provisions that form a part of the Articles of Incorporation, any and all series of Parity Stock upon which like voting rights have been conferred and are exercisable with respect to such matter.

(c)	Dividends.

(i)	Rate.

i.	The “Applicable Dividend Rate” shall be determined as follows:

1.	With respect to the Initial Dividend Period, the Applicable Dividend Rate shall be five percent (5.0000000%).

2.	With respect to each of the second (2nd) through the tenth (10th) Dividend Periods, inclusive (in each case, the “Current Period”), the Applicable Dividend Rate shall be:

a. (x) the applicable rate set forth in column “A” of the table in Section 3(a)(iii), based on the Percentage Change in QSBL between the Dividend Period that was two Dividend Periods prior to the Current Period (the “Dividend Reference Period”) and the Baseline, multiplied by (y) the Qualifying Portion Percentage; plus

b. (x) five percent (5%) multiplied by (y) the Non-Qualifying Portion Percentage.

In each such case, the Applicable Dividend Rate shall be determined at the time the Corporation delivers a complete and accurate Supplemental Report to Treasury with respect to the Dividend Reference Period.

3.
With respect to the eleventh (11th) through the eighteenth (18th) Dividend Periods, inclusive, and that portion of the nineteenth (19th) Dividend Period prior to, but not including, the four and one half (4½) year anniversary of the Original Issue Date, the Applicable Dividend Rate shall be:

a.
(x) the applicable rate set forth in column “B” of the table in Section 3(a)(iii), based on the Percentage Change in QSBL between the ninth (9th) Dividend Period and the Baseline, multiplied by (y) the Qualifying Portion Percentage, calculated as of the last day of the ninth (9th) Dividend Period; plus

FIRST MERCHANTS CORPORATION
FORM 10Q

b.	(x) five percent (5%) multiplied by (y) the Non-Qualifying Portion Percentage, calculated as of the last day of the ninth (9th) Dividend Period.

In such case, the Applicable Dividend Rate shall be determined at the time the Corporation delivers a complete and accurate Supplemental Report to Treasury with respect to the ninth (9th) Dividend Period.

4.
With respect to (A) that portion of the nineteenth (19th) Dividend Period beginning on the four and one half (4½) year anniversary of the Original Issue Date and (B) all Dividend Periods thereafter, the Applicable Dividend Rate shall be nine percent (9%).

5.
Notwithstanding anything herein to the contrary, if the Corporation fails to submit a Supplemental Report that is due during any of the second (2nd) through tenth (10th) Dividend Periods on or before the sixtieth (60th) day of such Dividend Period, the Corporation’s QSBL for the Dividend Period that would have been covered by such Supplemental Report shall be zero (0) for purposes hereof.

6.
Notwithstanding anything herein to the contrary, but subject to Section 3(a)(i)(5) above, if the Corporation fails to submit the Supplemental Report that is due during the tenth (10th) Dividend Period, the Corporation’s QSBL shall be zero (0) for purposes of calculating the Applicable Dividend Rate pursuant to Section 3(a)(i)(3) and (4).  The Applicable Dividend Rate shall be re-determined effective as of the first day of the calendar quarter following the date such failure is remedied, provided it is remedied prior to the four and one half (4½) anniversary of the Original Issue Date.

7.
Notwithstanding anything herein to the contrary, if the Corporation fails to submit any of the certificates required by Sections 3.1(d)(ii) or 3.1(d)(iii) of the Definitive Agreement when and as required thereby, the Corporation’s QSBL shall be zero (0) for purposes of calculating the Applicable Dividend Rate pursuant to Section 3(a)(i)(2) or (3) above until such failure is remedied.

ii. The “Percentage Change in Qualified Lending” between any given Dividend Period and the Baseline shall be the result of the following formula, expressed as a percentage:

(	( QSBL for the Dividend Period – Baseline ))	x 100
Baseline

FIRST MERCHANTS CORPORATION
FORM 10Q

iii.	The following table shall be used for determining the Applicable Dividend Rate:

	The Applicable Dividend Rate shall be:
	Column “A”	Column “B”
If the Percentage Change in Qualified Lending is:	(each of the 2nd - 10th Dividend Periods)	(11th – 18th, and the first part of the 19th, Dividend Periods)
0% or less	5%	7%
More than 0%, but less than 2.5%	5%	5%
2.5% or more, but less than 5%	4%	4%
5% or more, but less than 7.5%	3%	3%
7.5% or more, but less than 10%	2%	2%
10% or more	1%	1%

iv. If the Corporation consummates a Business Combination, a purchase of loans or a purchase of participations in loans and the Designated Preferred Stock remains outstanding thereafter, then the Baseline shall thereafter be the “Quarter-End Adjusted Small Business Lending Baseline” set forth on the Quarterly Supplemental Report (as defined in the Definitive Agreement).

(ii) Payment.  Holders of Designated Preferred Stock shall be entitled to receive, on each share of Designated Preferred Stock if, as and when declared by the Board of Directors or any duly authorized committee of the Board of Directors, but only out of assets legally available therefor, non-cumulative cash dividends with respect to:

i. each Dividend Period (other than the Initial Dividend Period) at a rate equal to one-fourth (¼) of the Applicable Dividend Rate with respect to each Dividend Period on the Liquidation Amount per share of Designated Preferred Stock, and no more, payable quarterly in arrears on each Dividend Payment Date; and

ii. the Initial Dividend Period, on the first such Dividend Payment Date to occur at least twenty (20) calendar days after the Original Issue Date, an amount equal to (A) the Applicable Dividend Rate with respect to the Initial Dividend Period multiplied by (B) the number of days from the Original Issue Date to the last day of the Initial Dividend Period (inclusive) divided by 360.

In the event that any Dividend Payment Date would otherwise fall on a day that is not a Business Day, the dividend payment due on that date will be postponed to the next day that is a Business Day and no additional dividends will accrue as a result of that postponement.  For avoidance of doubt, “payable quarterly in arrears” means that, with respect to any particular Dividend Period, dividends begin accruing on the first day of such Dividend Period and are payable on the first day of the next Dividend Period.

The amount of dividends payable on Designated Preferred Stock on any date prior to the end of a Dividend Period, and for the initial Dividend Period, shall be computed on the basis of a 360-day year consisting of four 90-day quarters, and actual days elapsed over a 90-day quarter.

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

Holders of Designated Preferred Stock shall not be entitled to any dividends, whether payable in cash, securities or other property, other than dividends (if any) declared and payable on Designated Preferred Stock as specified in this Section 3 (subject to the other provisions of the Articles of Incorporation).

FIRST MERCHANTS CORPORATION
FORM 10Q

(iii) Non-Cumulative.  Dividends on shares of Designated Preferred Stock shall be non-cumulative.  If the Board of Directors or any duly authorized committee of the Board of Directors does not declare a dividend on the Designated Preferred Stock in respect of any Dividend Period:

i. the holders of Designated Preferred Stock shall have no right to receive any dividend for such Dividend Period, and the Corporation shall have no obligation to pay a dividend for such Dividend Period, whether or not dividends are declared for any subsequent Dividend Period with respect to the Designated Preferred Stock; and

ii. the Corporation shall, within five (5) calendar days, deliver to the holders of the Designated Preferred Stock a written notice executed by the Chief Executive Officer and the Chief Financial Officer of the Corporation stating the Board of Directors’ rationale for not declaring dividends.

(iv)	Priority of Dividends; Restrictions on Dividends.

i. Subject to Sections 3(d)(ii), (iii) and (v) and any restrictions imposed by the Appropriate Federal Banking Agency or, if applicable, the Corporation’s state bank supervisor (as defined in Section 3(r) of the Federal Deposit Insurance Act (12 U.S.C. § 1813(q)), so long as any share of Designated Preferred Stock remains outstanding, the Corporation may declare and pay dividends on the Common Stock, any other shares of Junior Stock, or Parity Stock, in each case only if (A) after giving effect to such dividend the Corporation’s Tier 1 capital would be at least equal to the Tier 1 Dividend Threshold, and (B) full dividends on all outstanding shares of Designated Preferred Stock for the most recently completed Dividend Period have been or are contemporaneously declared and paid.

ii. If a dividend is not declared and paid in full on the Designated Preferred Stock in respect of any Dividend Period, then from the last day of such Dividend Period until the last day of the third (3rd) Dividend Period immediately following it, no dividend or distribution shall be declared or paid on the Common Stock or any other shares of Junior Stock (other than dividends payable solely in shares of Common Stock) or Parity Stock; provided, however, that in any such Dividend Period in which a dividend is declared and paid on the Designated Preferred Stock, dividends may be paid on Parity Stock to the extent necessary to avoid any material breach of a covenant by which the Corporation is bound

iii. When dividends have not been declared and paid in full for an aggregate of four (4) Dividend Periods or more, and during such time the Corporation was not subject to a regulatory determination that prohibits the declaration and payment of dividends, the Corporation shall, within five (5) calendar days of each missed payment, deliver to the holders of the Designated Preferred Stock a certificate executed by at least a majority of the Board of Directors stating that the Board of Directors used its best efforts to declare and pay such dividends in a manner consistent with (A) safe and sound banking practices and (B) the directors’ fiduciary obligations.

iv. Subject to the foregoing and Section 3(e) below and not otherwise, such dividends (payable in cash, securities or other property) as may be determined by the Board of Directors or any duly authorized committee of the Board of Directors may be declared and paid on any securities, including Common Stock and other Junior Stock, from time to time out of any funds legally available for such payment, and holders of Designated Preferred Stock shall not be entitled to participate in any such dividends.

v. If the Corporation is not Publicly-Traded, then after the tenth (10th) anniversary of the Signing Date, so long as any share of Designated Preferred Stock remains outstanding, no dividend or distribution shall be declared or paid on the Common Stock or any other shares of Junior Stock (other than dividends payable solely in shares of Common Stock) or Parity Stock.

(d) Special Lending Incentive Fee Related to CPP.  If Treasury held Previously Acquired Preferred Shares immediately prior to the Original Issue Date and the Corporation did not apply to Treasury to redeem such Previously Acquired Preferred Shares prior to December 16, 2010, and if the Corporation’s Supplemental Report with respect to the ninth (9th) Dividend Period reflects an amount of Qualified Small Business Lending that is less than or equal to the Baseline (or if the Corporation fails to timely file a Supplemental Report with respect to the ninth (9th) Dividend Period), then beginning on April 1, 2014, and on all Dividend Payment Dates thereafter ending on April 1, 2016, the Corporation shall pay to the Holders of Designated Preferred Stock, on each share of Designated Preferred Stock, but only out of assets legally available therefor, a fee equal to 0.5% of the Liquidation Amount per share of Designated Preferred Stock (“CPP Lending Incentive Fee”).  All references in Section 3(d) to “dividends” on the Designated Preferred Stock shall be deemed to include the CPP Lending Incentive Fee.

FIRST MERCHANTS CORPORATION
FORM 10Q

(i)	Liquidation Rights.

i. Voluntary or Involuntary Liquidation.  In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, holders of Designated Preferred Stock shall be entitled to receive for each share of Designated Preferred Stock, out of the assets of the Corporation or proceeds thereof (whether capital or surplus) available for distribution to stockholders of the Corporation, subject to the rights of any creditors of the Corporation, before any distribution of such assets or proceeds is made to or set aside for the holders of Common Stock and any other stock of the Corporation ranking junior to Designated Preferred Stock as to such distribution, payment in full in an amount equal to the sum of (i) the Liquidation Amount per share and (ii) the amount of any accrued and unpaid dividends on each such share (such amounts collectively, the “Liquidation Preference”).

ii. Partial Payment.  If in any distribution described in Section 4(a) above the assets of the Corporation or proceeds thereof are not sufficient to pay in full the amounts payable with respect to all outstanding shares of Designated Preferred Stock and the corresponding amounts payable with respect of any other stock of the Corporation ranking equally with Designated Preferred Stock as to such distribution, holders of Designated Preferred Stock and the holders of such other stock shall share ratably in any such distribution in proportion to the full respective distributions to which they are entitled.

iii. Residual Distributions.  If the Liquidation Preference has been paid in full to all holders of Designated Preferred Stock and the corresponding amounts payable with respect of any other stock of the Corporation ranking equally with Designated Preferred Stock as to such distribution has been paid in full, the holders of other stock of the Corporation shall be entitled to receive all remaining assets of the Corporation (or proceeds thereof) according to their respective rights and preferences.

iv. Merger, Consolidation and Sale of Assets Is Not Liquidation.  For purposes of this Section 4, the merger or consolidation of the Corporation with any other corporation or other entity, including a merger or consolidation in which the holders of Designated Preferred Stock receive cash, securities or other property for their shares, or the sale, lease or exchange (for cash, securities or other property) of all or substantially all of the assets of the Corporation, shall not constitute a liquidation, dissolution or winding up of the Corporation.

(e)	Redemption.

(i)	Optional Redemption.

i.	Subject to the other provisions of this Section 5:

1. The Corporation, at its option, subject to the approval of the Appropriate Federal Banking Agency, may redeem, in whole or in part, at any time and from time to time, out of funds legally available therefor, the shares of Designated Preferred Stock at the time outstanding; and

2. If, after the Signing Date, there is a change in law that modifies the terms of Treasury’s investment in the Designated Preferred Stock or the terms of Treasury’s Small Business Lending Fund program in a materially adverse respect for the Corporation, the Corporation may, after consultation with the Appropriate Federal Banking Agency, redeem all of the shares of Designated Preferred Stock at the time outstanding.

ii.	The per-share redemption price for shares of Designated Preferred Stock shall be equal to the sum of:

1. the Liquidation Amount per share,

2. the per-share amount of any  unpaid dividends for the then current Dividend Period at the Applicable Dividend Rate to, but excluding, the date fixed for redemption (regardless of whether any dividends are actually declared for that Dividend Period; and

3. the pro rata amount of CPP Lending Incentive Fees for the current Dividend Period.

FIRST MERCHANTS CORPORATION
FORM 10Q

The redemption price for any shares of Designated Preferred Stock shall be payable on the redemption date to the holder of such shares against surrender of the certificate(s) evidencing such shares to the Corporation or its agent.  Any declared but unpaid dividends for the then current Dividend Period payable on a redemption date that occurs subsequent to the Dividend Record Date for a Dividend Period shall not be paid to the holder entitled to receive the redemption price on the redemption date, but rather shall be paid to the holder of record of the redeemed shares on such Dividend Record Date relating to the Dividend Payment Date as provided in Section 3 above.
No Sinking Fund.  The Designated Preferred Stock will not be subject to any mandatory redemption, sinking fund or other similar provisions. Holders of Designated Preferred Stock will have no right to require redemption or repurchase of any shares of Designated Preferred Stock.

(ii) Notice of Redemption.  Notice of every redemption of shares of Designated Preferred Stock shall be given by first class mail, postage prepaid, addressed to the holders of record of the shares to be redeemed at their respective last addresses appearing on the books of the Corporation.  Such mailing shall be at least 30 days and not more than 60 days before the date fixed for redemption.  Any notice mailed as provided in this Subsection shall be conclusively presumed to have been duly given, whether or not the holder receives such notice, but failure duly to give such notice by mail, or any defect in such notice or in the mailing thereof, to any holder of shares of Designated Preferred Stock designated for redemption shall not affect the validity of the proceedings for the redemption of any other shares of Designated Preferred Stock.  Notwithstanding the foregoing, if shares of Designated Preferred Stock are issued in book-entry form through The Depository Trust Company or any other similar facility, notice of redemption may be given to the holders of Designated Preferred Stock at such time and in any manner permitted by such facility.  Each notice of redemption given to a holder shall state:  (1) the redemption date; (2) the number of shares of Designated Preferred Stock to be redeemed and, if less than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (3) the redemption price; and (4) the place or places where certificates for such shares are to be surrendered for payment of the redemption price.

(iii) Partial Redemption.  In case of any redemption of part of the shares of Designated Preferred Stock at the time outstanding, the shares to be redeemed shall be selected either pro rata or in such other manner as the Board of Directors or a duly authorized committee thereof may determine to be fair and equitable, but in any event the shares to be redeemed shall not be less than the Minimum Amount. Subject to the provisions hereof, the Board of Directors or a duly authorized committee thereof shall have full power and authority to prescribe the terms and conditions upon which shares of Designated Preferred Stock shall be redeemed from time to time, subject to the approval of the Appropriate Federal Banking Agency. If fewer than all the shares represented by any certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without charge to the holder thereof.

(iv) Effectiveness of Redemption.  If notice of redemption has been duly given and if on or before the redemption date specified in the notice all funds necessary for the redemption have been deposited by the Corporation, in trust for the pro rata benefit of the holders of the shares called for redemption, with a bank or trust company doing business in the Borough of Manhattan, The City of New York, and having a capital and surplus of at least $500 million and selected by the Board of Directors, so as to be and continue to be available solely therefor, then, notwithstanding that any certificate for any share so called for redemption has not been surrendered for cancellation, on and after the redemption date dividends shall cease to accrue on all shares so called for redemption, all shares so called for redemption shall no longer be deemed outstanding and all rights with respect to such shares shall forthwith on such redemption date cease and terminate, except only the right of the holders thereof to receive the amount payable on such redemption from such bank or trust company, without interest.  Any funds unclaimed at the end of three years from the redemption date shall, to the extent permitted by law, be released to the Corporation, after which time the holders of the shares so called for redemption shall look only to the Corporation for payment of the redemption price of such shares.

(v) Status of Redeemed Shares.  Shares of Designated Preferred Stock that are redeemed, repurchased or otherwise acquired by the Corporation shall revert to authorized but unissued shares of Preferred Stock (provided that any such cancelled shares of Designated Preferred Stock may be reissued only as shares of any series of Preferred Stock other than Designated Preferred Stock).

(f)	Conversion. Holders of Designated Preferred Stock shares shall have no right to exchange or convert such shares into any other securities.

(g)	Voting Rights.

(i) General.  The holders of Designated Preferred Stock shall not have any voting rights except as set forth below or as otherwise from time to time required by law.

FIRST MERCHANTS CORPORATION
FORM 10Q

(ii) Board Observation Rights.  Whenever, at any time or times, dividends on the shares of Designated Preferred Stock have not been declared and paid in full within five (5) Business Days after each Dividend Payment Date for an aggregate of five (5) Dividend Periods or more, whether or not consecutive, the Corporation shall invite a representative selected by the holders of a majority of the outstanding shares of Designated Preferred Stock, voting as a single class, to attend all meetings of its Board of Directors in a nonvoting observer capacity and, in this respect, shall give such representative copies of all notices, minutes, consents, and other materials that it provides to its directors in connection with such meetings; provided, that the holders of the Designated Preferred Stock shall not be obligated to select such a representative, nor shall such representative, if selected, be obligated to attend any meeting to which he/she is invited.  The rights of the holders of the Designated Preferred Stock set forth in this Section 7(b) shall terminate when full dividends have been timely paid on the Designated Preferred Stock for at least four consecutive Dividend Periods, subject to revesting in the event of each and every subsequent default of the character above mentioned.

(iii) Preferred Stock Directors.  Whenever, at any time or times, (i) dividends on the shares of Designated Preferred Stock have not been declared and paid in full within five (5) Business Days after each Dividend Payment Date for an aggregate of six (6) Dividend Periods or more, whether or not consecutive, and (ii) the aggregate liquidation preference of the then-outstanding shares of Designated Preferred Stock is greater than or equal to $25,000,000, the authorized number of directors of the Corporation shall automatically be increased by two and the holders of the Designated Preferred Stock, voting as a single class, shall have the right, but not the obligation, to elect two directors (hereinafter the “Preferred Directors” and each a “Preferred Director”) to fill such newly created directorships at the Corporation’s next annual meeting of stockholders (or, if the next annual meeting is not yet scheduled or is scheduled to occur more than thirty days later, the President of the Company shall promptly call a special meeting for that purpose) and at each subsequent annual meeting of stockholders until full dividends have been timely paid on the Designated Preferred Stock for at least four consecutive Dividend Periods, at which time such right shall terminate with respect to the Designated Preferred Stock, except as herein or by law expressly provided, subject to revesting in the event of each and every subsequent default of the character above mentioned; provided that it shall be a qualification for election for any Preferred Director that the election of such Preferred Director shall not cause the Corporation to violate any corporate governance requirements of any securities exchange or other trading facility on which securities of the Corporation may then be listed or traded that listed or traded companies must have a majority of independent directors.  Upon any termination of the right of the holders of shares of Designated Preferred Stock to vote for directors as provided above, the Preferred Directors shall cease to be qualified as directors, the term of office of all Preferred Directors then in office shall terminate immediately and the authorized number of directors shall be reduced by the number of Preferred Directors elected pursuant hereto.  Any Preferred Director may be removed at any time, with or without cause, and any vacancy created thereby may be filled, only by the affirmative vote of the holders a majority of the shares of Designated Preferred Stock at the time outstanding voting separately as a class.  If the office of any Preferred Director becomes vacant for any reason other than removal from office as aforesaid, the holders of a majority of the outstanding shares of Designated Preferred Stock, voting as a single class, may choose a successor who shall hold office for the unexpired term in respect of which such vacancy occurred.

(iv) Class Voting Rights as to Particular Matters.  So long as any shares of Designated Preferred Stock are outstanding, in addition to any other vote or consent of stockholders required by law or by the Charter, the written consent of (x) Treasury if Treasury holds any shares of Designated Preferred Stock, or (y) the holders of a majority of the outstanding shares of Designated Preferred Stock, voting as a single class, if Treasury does not hold any shares of Designated Preferred Stock, shall be necessary for effecting or validating:

i. Authorization of Senior Stock.  Any amendment or alteration of the Articles of Incorporation for the Designated Preferred Stock or the Charter to authorize or create or increase the authorized amount of, or any issuance of, any shares of, or any securities convertible into or exchangeable or exercisable for shares of, any class or series of capital stock of the Corporation ranking senior to Designated Preferred Stock with respect to either or both the payment of dividends and/or the distribution of assets on any liquidation, dissolution or winding up of the Corporation;

ii. Amendment of Designated Preferred Stock.  Any amendment, alteration or repeal of any provision of the Articles of Incorporation for the Designated Preferred Stock or the Charter (including, unless no vote on such merger or consolidation is required by Section 7(d)(iii) below, any amendment, alteration or repeal by means of a merger, consolidation or otherwise) so as to adversely affect the rights, preferences, privileges or voting powers of the Designated Preferred Stock;

FIRST MERCHANTS CORPORATION
FORM 10Q

iii. Share Exchanges, Reclassifications, Mergers and Consolidations.  Subject to Section 7(d)(v) below, any consummation of a binding share exchange or reclassification involving the Designated Preferred Stock, or of a merger or consolidation of the Corporation with another corporation or other entity, unless in each case (x) the shares of Designated Preferred Stock remain outstanding or, in the case of any such merger or consolidation with respect to which the Corporation is not the surviving or resulting entity, are converted into or exchanged for preference securities of the surviving or resulting entity or its ultimate parent, and (y) such shares remaining outstanding or such preference securities, as the case may be, have such rights, preferences, privileges and voting powers, and limitations and restrictions thereof that are the same as the rights, preferences, privileges and voting powers, and limitations and restrictions thereof, of Designated Preferred Stock immediately prior to such consummation, taken as a whole; provided, that in all cases, the obligations of the Corporation are assumed (by operation of law or by express written assumption) by the resulting entity or its ultimate parent;

iv. Certain Asset Sales.  Any sale of all, substantially all, or any material portion of, the assets of the Company, if the Designated Preferred Stock will not be redeemed in full contemporaneously with the consummation of such sale; and

v. Holding Company Transactions.  Any consummation of a Holding Company Transaction, unless as a result of the Holding Company Transaction each share of Designated Preferred Stock shall be converted into or exchanged for one share with an equal liquidation preference of preference securities of the Corporation or the Acquiror (the “Holding Company Preferred Stock”).  Any such Holding Company Preferred Stock shall entitle holders thereof to dividends from the date of issuance of such Holding Company Preferred Stock on terms that are equivalent to the terms set forth herein, and shall have such other rights, preferences, privileges and voting powers, and limitations and restrictions thereof that are the same as the rights, preferences, privileges and voting powers, and limitations and restrictions thereof, of Designated Preferred Stock immediately prior to such conversion or exchange, taken as a whole;

provided, however, that for all purposes of this Section 7(d), any increase in the amount of the authorized Preferred Stock, including any increase in the authorized amount of Designated Preferred Stock necessary to satisfy preemptive or similar rights granted by the Corporation to other persons prior to the Signing Date, or the creation and issuance, or an increase in the authorized or issued amount, whether pursuant to preemptive or similar rights or otherwise, of any other series of Preferred Stock, or any securities convertible into or exchangeable or exercisable for any other series of Preferred Stock, ranking equally with and/or junior to Designated Preferred Stock with respect to the payment of dividends (whether such dividends are cumulative or non-cumulative) and the distribution of assets upon liquidation, dissolution or winding up of the Corporation will not be deemed to adversely affect the rights, preferences, privileges or voting powers, and shall not require the affirmative vote or consent of, the holders of outstanding shares of the Designated Preferred Stock.

(v) Changes after Provision for Redemption.  No vote or consent of the holders of Designated Preferred Stock shall be required pursuant to Section 7(d) above if, at or prior to the time when any such vote or consent would otherwise be required pursuant to such Section, all outstanding shares of the Designated Preferred Stock shall have been redeemed, or shall have been called for redemption upon proper notice and sufficient funds shall have been deposited in trust for such redemption, in each case pursuant to Section 5 above.

(vi) Procedures for Voting and Consents.  The rules and procedures for calling and conducting any meeting of the holders of Designated Preferred Stock (including, without limitation, the fixing of a record date in connection therewith), the solicitation and use of proxies at such a meeting, the obtaining of written consents and any other aspect or matter with regard to such a meeting or such consents shall be governed by any rules of the Board of Directors or any duly authorized committee of the Board of Directors, in its discretion, may adopt from time to time, which rules and procedures shall conform to the requirements of the Charter, the Bylaws, and applicable law and the rules of any national securities exchange or other trading facility on which Designated Preferred Stock is listed or traded at the time.

(h)	Restriction on Redemptions and Repurchases.

(i) Subject to Sections 8(b) and (c), so long as any share of Designated Preferred Stock remains outstanding, the Corporation may repurchase or redeem any shares of Capital Stock (as defined below), in each case only if (i) after giving effect to such dividend, repurchase or redemption, the Corporation’s Tier 1 capital would be at least equal to the Tier 1 Dividend Threshold and (ii) dividends on all outstanding shares of Designated Preferred Stock for the most recently completed Dividend Period have been or are contemporaneously declared and paid (or have been declared and a sum sufficient for the payment thereof has been set aside for the benefit of the holders of shares of Designated Preferred Stock on the applicable record date).

FIRST MERCHANTS CORPORATION
FORM 10Q

 If a dividend is not declared and paid on the Designated Preferred Stock in respect of any Dividend Period, then from the last day of such Dividend Period until the last day of the third (3rd) Dividend Period immediately following it, neither the Corporation nor any Corporation Subsidiary shall, redeem, purchase or acquire any shares of Common Stock, Junior Stock, Parity Stock or other capital stock or other equity securities of any kind of the Corporation or any Corporation Subsidiary, or any trust preferred securities issued by the Corporation or any Affiliate of the Corporation (“Capital Stock”), (other than (i) redemptions, purchases, repurchases or other acquisitions of the Designated Preferred Stock and (ii) repurchases of Junior Stock or Common Stock in connection with the administration of any employee benefit plan in the ordinary course of business (including purchases to offset any Share Dilution Amount pursuant to a publicly announced repurchase plan) and consistent with past practice; provided that any purchases to offset the Share Dilution Amount shall in no event exceed the Share Dilution Amount, (iii) the acquisition by the Corporation or any of the Corporation Subsidiaries of record ownership in Junior Stock or Parity Stock for the beneficial ownership of any other persons (other than the Corporation or any other Corporation Subsidiary), including as trustees or custodians, (iv) the exchange or conversion of Junior Stock for or into other Junior Stock or of Parity Stock or trust preferred securities for or into other Parity Stock (with the same or lesser aggregate liquidation amount) or Junior Stock, in each case set forth in this clause (iv), solely to the extent required pursuant to binding contractual agreements entered into prior to the Signing Date or any subsequent agreement for the accelerated exercise, settlement or exchange thereof for Common Stock, (v) redemptions of securities held by the Corporation or any wholly-owned Corporation Subsidiary or (vi) redemptions, purchases or other acquisitions of capital stock or other equity securities of any kind of any Corporation Subsidiary required pursuant to binding contractual agreements entered into prior to (x) if Treasury held Previously Acquired Preferred Shares immediately prior to the Original Issue Date, the original issue date of such Previously Acquired Preferred Shares, or (y) otherwise, the Signing Date).

(ii) If the Corporation is not Publicly-Traded, then after the tenth (10th) anniversary of the Signing Date, so long as any share of Designated Preferred Stock remains outstanding, no Common Stock, Junior Stock or Parity Stock shall be, directly or indirectly,  purchased, redeemed or otherwise acquired for consideration by the Corporation or any of its subsidiaries.

(i) No Preemptive Rights.  No share of Designated Preferred Stock shall have any rights of preemption whatsoever as to any securities of the Corporation, or any warrants, rights or options issued or granted with respect thereto, regardless of how such securities, or such warrants, rights or options, may be designated, issued or granted.

(j) References to Line Items of Supplemental Reports.  If Treasury modifies the form of Supplemental Report, pursuant to its rights under the Definitive Agreement,  and any such modification includes a change to the caption or number of any line item on the Supplemental Report, then any reference herein to such line item shall thereafter be a reference to such re-captioned or re-numbered line item.

(k) Record Holders.  To the fullest extent permitted by applicable law, the Corporation and the transfer agent for Designated Preferred Stock may deem and treat the record holder of any share of Designated Preferred Stock as the true and lawful owner thereof for all purposes, and neither the Corporation nor such transfer agent shall be affected by any notice to the contrary.

(l) Notices.  All notices or communications in respect of Designated Preferred Stock shall be sufficiently given if given in writing and delivered in person or by first class mail, postage prepaid, or if given in such other manner as may be permitted in these Articles of Incorporation, in the Charter or Bylaws or by applicable law. Notwithstanding the foregoing, if shares of Designated Preferred Stock are issued in book-entry form through The Depository Trust Company or any similar facility, such notices may be given to the holders of Designated Preferred Stock in any manner permitted by such facility.

(m) Replacement Certificates.  The Corporation shall replace any mutilated certificate at the holder’s expense upon surrender of that certificate to the Corporation. The Corporation shall replace certificates that become destroyed, stolen or lost at the holder’s expense upon delivery to the Corporation of reasonably satisfactory evidence that the certificate has been destroyed, stolen or lost, together with any indemnity that may be reasonably required by the Corporation.

(n) Other Rights.  The shares of Designated Preferred Stock shall not have any rights, preferences, privileges or voting powers or relative, participating, optional or other special rights, or qualifications, limitations or restrictions thereof, other than as set forth herein or in the Charter or as provided by applicable law.

FIRST MERCHANTS CORPORATION
FORM 10Q

ARTICLE III

Manner and Date of Adoption

This amendment was adopted by the Board of Directors of the Corporation on August 1, 2011 and shareholder action was not required.

ARTICLE IV

Compliance with Legal Requirements

The manner of adoption of the foregoing amendment to the Articles of Incorporation constitutes full legal compliance with the provisions of the Act, the Articles of Incorporation and the By-Laws of the Corporation.

IN WITNESS WHEREOF, the undersigned officer of the Corporation has executed these Articles of Amendment as of this 20th day of September, 2011.

FIRST MERCHANTS CORPORATION

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

Date: November 9, 2011                                                                                              by /s/ Michael C. Rechin
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

Date: November 9, 2011                                                                                              by: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

FIRST MERCHANTS CORPORATION
FORM 10Q

EXHIBIT-32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael C. Rechin, President and Chief Executive Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of  section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2011                                                                                              by /s/ Michael C. Rechin
Michael C. Rechin
President and
Chief Executive Officer
(Principal Executive Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

_____________________________________________________

In connection with the quarterly report of First Merchants Corporation (the “Corporation”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark K. Hardwick, Executive Vice President and Chief Financial Officer of the Corporation, do hereby certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully  complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2011                                                                                              by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed copy of this written statement required by Section 906 has been provided to First Merchants Corporation and will be retained by First Merchants Corporation and furnished to the Securities and Exchange Commission or its staff upon request.