Form 10-K
period 2011-12-31
FIRST MERCHANTS CORP
filed 2012-03-15
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________________

FORM 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]

Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ] Accelerated filer[X] Non-accelerated filer [  ] Small Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $229,674,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011).

As of February 17, 2012 there were 28,896,102 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held April 27, 2012

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Share Data)	2011	2010	2009	2008	2007
Operations (1)
Net Interest Income Fully Taxable Equivalent (FTE) Basis	$149,114	$149,434	$159,068	$133,083	$117,247
Less Tax Equivalent Adjustment	5,759	5,865	5,722	3,699	4,127
Net Interest Income	143,355	143,569	153,346	129,384	113,120
Provision for Loan Losses	22,630	46,483	122,176	28,238	8,507
Net Interest Income After Provision for Loan Losses	120,725	97,086	31,170	101,146	104,613
Total Other Income	49,120	48,544	51,201	36,367	40,551
Total Other Expenses	135,938	142,311	151,558	108,792	102,182
Income (Loss) Before Income Tax Expense (Benefit)	33,907	3,319	(69,187)	28,721	42,982
Income Tax Expense (Benefit)	8,655	(3,590)	(28,424)	8,083	11,343
Net Income (Loss)	25,252	6,909	(40,763)	20,638	31,639
Gain on Exchange of Preferred Stock to Trust Preferred Debt		11,353
Loss on CPP Unamortized Discount	(1,401)	(1,301)
Loss on Extinguishment of Trust Preferred Securities	(10,857)
Preferred Stock Dividends and Discount Accretion	(3,981)	(5,239)	(4,979)
Net Income (Loss) Available to Common Stockholders	$9,013	$11,722	$(45,742)	$20,638	$31,639

Per Share Data
Basic Net Income (Loss) Available to Common Stockholders	$0.34	$0.48	$(2.17)	$1.14	$1.73
Diluted Net Income (Loss) Available to Common Stockholders	0.34	0.48	(2.17)	1.14	1.73
Cash Dividends Paid - Common	0.04	0.04	0.47	0.92	0.92
December 31 Book Value - Common	14.83	15.11	16.55	18.69	18.88
December 31 Tangible Book Value - Common	9.64	9.21	9.25	10.93	11.60
December 31 Market Value (Bid Price) - Common	8.47	8.86	5.94	22.21	27.84

Average Balances (1)
Total Assets	$4,143,850	$4,271,715	$4,674,590	$3,811,166	$3,639,772
Total Loans (2)	2,748,684	3,050,850	3,546,316	3,002,628	2,794,824
Total Deposits	3,175,762	3,337,747	3,603,509	2,902,902	2,752,443
Securities Sold Under Repurchase Agreements (long-term portion)	12,773	24,250	24,250	34,250	23,813
Total Federal Home Loan Bank Advances	110,729	107,753	243,105	237,791	259,463
Total Subordinated Debentures, Revolving Credit Lines and Term Loans	133,673	126,650	110,826	107,752	104,680
Total Stockholders' Equity	478,440	470,379	477,148	349,594	330,786

Year-End Balances (1)
Total Assets	$4,173,076	$4,170,848	$4,480,952	$4,784,155	$3,782,087
Total Loans (2)	2,731,279	2,857,152	3,277,824	3,726,247	2,880,578
Total Deposits	3,134,655	3,268,880	3,536,536	3,718,811	2,884,121
Securities Sold Under Repurchase Agreements (long-term portion)	10,000	24,250	24,250	34,250	34,250
Total Federal Home Loan Bank Advances	138,095	82,684	129,749	360,217	294,101
Total Subordinated Debentures, Revolving Credit Lines and Term Loans	194,974	226,440	194,790	135,826	115,826
Total Stockholders' Equity	514,467	454,408	463,785	395,903	339,936

Financial Ratios (1)
Return on Average Assets	0.22%	0.27%	-0.98%	0.54%	0.87%
Return on Average Stockholders' Equity	1.88	2.49	(9.59)	5.90	9.56
Average Earning Assets to Total Assets	90.35	90.42	94.74	72.39	90.15
Allowance for Loan Losses as % of Total Loans	2.60	2.90	2.81	1.33	0.98
Dividend Payout Ratio	11.76	8.33	n/m (3)	80.70	53.18
Average Stockholders' Equity to Average Assets	11.55	11.01	10.21	9.17	9.09
Tax Equivalent Yield on Earning Assets	4.99	5.32	5.56	6.44	7.10
Cost of Supporting Liabilities	1.01	1.45	1.82	2.60	3.55
Net Interest Margin on Earning Assets	3.98	3.87	3.74	3.84	3.55

_______________________________

(1) On December 31, 2008, the Corporation acquired 100 percent of the outstanding stock of Lincoln Bancorp, the holding company of Lincoln Bank, which was headquartered in Plainfield, Indiana. Lincoln Bank was a state chartered bank with branches in central Indiana. Lincoln Bancorp was merged into the Corporation and in 2009, Lincoln Bank was ultimately merged into First Merchants Bank, National Association, a subsidiary of the Corporation. The Corporation issued approximately 3,040,415 shares of its common stock at a cost of $19.78 per share and approximately $16.8 million in cash to complete the transaction. As a result of the acquisition, the Corporation increased its customer base and market share. The purchase had a recorded acquisition price of $77,290,000, including investments of $122,093,000; loans of $628,277,000, premises and equipment of $15,624,000; other assets of $86,091,000; deposits of $655,370,000; other liabilities of $136,280,000 and goodwill of $19,813,000. Additionally, core deposit intangibles totaling $12,461,000 were recognized and are amortizing over ten years. The combination was accounted for under the purchase method of accounting. All assets and liabilities were recorded at their fair values as of December 31, 2008. The purchase accounting adjustments are being amortized over the life of the respective asset or liability.

(2) Includes loans held for sale.

(3) Not meaningful.

FORWARD-LOOKING STATEMENTS

First Merchants Corporation (the “Corporation”) from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with The Securities and Exchange Commission (“SEC”), such as Form 10-K and Form 10-Q, in other written materials and oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”, “expect” and similar expressions or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions. These forward-looking statements include:

●	statements of the Corporation’s goals, intentions and expectations;
●	statements regarding the Corporation’s business plan and growth strategies;
●	statements regarding the asset quality of the Corporation’s loan and investment portfolios; and
●	estimates of the Corporation’s risks and future costs and benefits.

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.  The Bank includes seventy-eight banking locations in twenty-three Indiana and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

The Corporation had operated First Merchants Reinsurance Co. Ltd. (“FMRC”), a small life reinsurance company whose primary business included short-duration credit life, accidental/health insurance and debt cancellation contracts. This company was dissolved in December of 2011. There is no remaining exposure for the Corporation.

All inter-company transactions are eliminated during the preparation of consolidated financial statements.

As of December 31, 2011, the Corporation had consolidated assets of $4.2 billion, consolidated deposits of $3.1 billion and stockholders’ equity of $514 million.  As of December 31, 2011, the Corporation and its subsidiaries had 1,144 full-time equivalent employees.

AVAILABLE INFORMATION

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at www.firstmerchants.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These documents can also be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. SEC filings are also available to the public at the Securities and Exchange Commission’s website at www.sec.gov.  Additionally, the Corporation will also provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Cynthia Holaday, Shareholder Relations, First Merchants Corporation, P.O. Box 792, Muncie, IN 47308-0792.

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

PART I: ITEM 1. BUSINESS

REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES

BANK HOLDING COMPANY REGULATION

The Corporation is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended. Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to the Bank. Thus, it is the policy of the Federal Reserve that a bank holding company should stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” (as defined in the FDICIA section of this Form 10-K) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

The BHC Act requires the Corporation to obtain the prior approval of the Federal Reserve before:

●
acquiring direct or indirect control or ownership of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the voting shares of the bank or bank holding company;

●	merging or consolidating with another bank holding company; or
●	acquiring substantially all of the assets of any bank.

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

The following are the Corporation’s regulatory capital ratios as of December 31, 2011:

	Corporation	Regulatory Minimum Requirement
Tier 1 risk-based capital ratio	13.92%	4.00%

Total risk-based capital ratio	16.54%	8.00%

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

PART I: ITEM 1. BUSINESS

REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES continued

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

The Bank exceeded the minimum risk-based capital guidelines of the OCC as of December 31, 2011.

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

As of December 31, 2011, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the OCC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES

Troubled Asset Relief Program; Capital Purchase Program

Congress, The United States Department of the Treasury (the “Treasury”) and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  The EESA authorized the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program (“TARP”).  The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury allocated $250 billion towards the TARP Capital Purchase Program.  Under the TARP Capital Purchase Program, the Treasury purchased debt or equity securities from participating institutions.  TARP also included direct purchases or guarantees of troubled assets of financial institutions.  Participants in the TARP Capital Purchase Program are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On February 20, 2009, the Corporation entered into a Letter Agreement (Purchase Agreement) with the Treasury, pursuant to which the Corporation sold (a) 116,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (b) a warrant to purchase 991,453 shares of the Corporation’s common stock for an aggregate purchase price of $116 million in cash (“Warrant”).

The Preferred Stock qualified as Tier I capital and was to pay cumulative dividends at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter.  The Series A Preferred Stock was non-voting except with respect to certain matters affecting the rights of the holders thereof, and was redeemable by the Corporation after three years.  The Warrant had a ten year term and was immediately exercisable with an exercise price of $17.55 per share of common stock.  Pursuant to the Purchase Agreement, the Treasury had agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

PART I: ITEM 1. BUSINESS

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES continued

Troubled Asset Relief Program; Capital Purchase Program continued

On June 30, 2010, the Corporation entered into an Exchange Agreement with the Treasury whereby the Treasury exchanged 46,400 shares of the Series A Preferred Stock for 46,400 shares of trust preferred securities, having a liquidation amount of $1,000 per share (the “Capital Securities”) issued by the Corporation’s wholly-owned subsidiary trust, First Merchants Capital Trust III, a Delaware Statutory Trust (the “Trust”).  The Trust simultaneously issued 1,435 shares of the Trust’s common securities (the “Common Securities”) to the Corporation for the purchase price of $1.4 million which constituted all of the issued and outstanding common securities of the Trust. The Trust used the tendered Series A Preferred Stock and the proceeds from the sale of the Common Securities to purchase $47.8 million in aggregate principal amount of Fixed Rate Perpetual Junior Subordinated Debentures, Series A issued by the Corporation (the “Debentures”).  The Capital Securities and the Debentures bore interest, payable quarterly, at a rate of 5 percent until February 20, 2014 when the rate would increase to 9 percent.  The Capital Securities and Debentures were redeemable by the Corporation upon proper notice and regulatory approval (a) at any time, so long as the Capital Securities were held by the Treasury and (b) at any time after June 30, 2015, if the Capital Securities were held by a person or entity other than the Treasury.  The 46,400 shares of Series A Preferred Stock, purchased from the Treasury were cancelled.  Following the exchange, the Treasury continued to hold 69,600 shares of Series A Preferred Stock along with the Warrant to initially purchase up to 991,453 shares of the Corporation’s common stock.  This particular exchange resulted in a gain on retirement of Preferred Stock and favorably impacted retained earnings by $10.1 million (net of deferred taxes), which was also considered as part of earnings available to common stockholders in the earnings per common share (“EPS”) computations.

On September 22, 2011, the Corporation entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury, pursuant to which the Corporation issued 90,782.94 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $90,782,940. The Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The Purchase Agreement defines the dividend rate as a percentage of the liquidation amount, and can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL”) by the Bank.  Based upon the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement (the “Baseline”), the dividend rate for the initial dividend period has been set at 5 percent.  For the second through tenth dividend periods, the dividend rate may be adjusted to between 1 percent and 5 percent per annum, to reflect the amount of change in the Bank’s level of QSBL. In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Corporation will be subject to an additional lending incentive fee equal to 2 percent per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half year anniversary of the date of issuance, the dividend rate will be fixed at between 1 percent and 7 percent per annum based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9 percent.

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

The Series B Preferred Stock may be redeemed at any time at the Corporation’s option, at a redemption price of 100 percent of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

The Series B Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Corporation has agreed to register the Series B Preferred Stock under certain circumstances set forth in Annex E to the Purchase Agreement. The Series B Preferred Stock is not subject to any contractual restrictions on transfer.

Also on September 22, 2011, the Corporation entered into and consummated two letter agreements (each, a “Repurchase Letter”) with the Treasury, pursuant to which the Corporation redeemed, out of the proceeds of the issuance of the Series B Preferred Stock in the amount of $90,782,940 and cash of $25,813,171 (of which $21,165,000 was raised through a private placement of the Corporation’s common stock on September 9, 2011) for an aggregate redemption price of $116,596,111, including accrued but unpaid dividends to the date of redemption: (i) the remaining  69,600 shares of the Corporation’s Series A Preferred Stock, and (ii) all 46,400 Capital Securities held by the Treasury .

The foregoing summary of the terms of the Repurchase Letters is subject to, and qualified in its entirety by, the full text of the Repurchase Letters.

On November 23, 2011, the Corporation also repurchased the Warrant to purchase 991,453 shares of the Corporation’s common stock at an exercise price of $17.55 per share with an expiration date of February 20, 2019 held by the Treasury.  The Corporation was the successful bidder in a private auction for the Warrant conducted by the Treasury with a winning bid of $367,500.

PART I: ITEM 1. BUSINESS

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES continued

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is likely to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to various federal agencies implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies through regulatory guidance, the full extent of the impact such requirements will have on the financial services industry, and on operations specifically, is currently unclear. The changes resulting from the Dodd-Frank Act may materially impact the profitability of the Corporation’s business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the business. At a minimum, the Dodd-Frank Act is likely to:

●	increase the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, including higher deposit insurance premiums;
●	limit the Corporation’s ability to raise additional capital through the use of trust preferred securities as new issuances of these securities may no longer be included as Tier 1 capital;
●	reduce the flexibility to generate or originate certain revenue-producing assets based on increased regulatory capital standards; and
●	limit the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

The timing and extent of these increases and limitations will remain unclear until the underlying implementing regulations are promulgated by the applicable federal agencies.  In the interim, the Corporation’s management is currently taking steps to best prepare for the implementation and to minimize the adverse impact on the business, financial condition and results of operation.

On February 7, 2011, the FDIC adopted final rules implementing a portion of the Dodd-Frank Act relating to deposit insurance assessments.  The rules modify the base amount for a financial institution’s insurance assessments from an institution’s insured deposits to the difference between an institution’s daily average consolidated assets and its daily average tangible equity.  The rules also eliminated the requirement that the FDIC provide rebates to institutions on their deposit premiums once the reserve ratio exceeded 1.5 percent.  These new rules became effective on April 1, 2011.

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

On March 31, 2009, the Bank completed the issuance and sale of an aggregate of $79,000,000 of 2.625 percent Senior Notes (the "Notes") due March 30, 2012 through a pooled offering under the DGP.  Including the FDIC fee, underwriting, legal and accounting expenses the effective rate is 3.812 percent. The Notes are issued by the Bank and are not obligations of, or guaranteed by, the Corporation.  In connection with the terms of the TLGP, the Bank entered into a Master Agreement with the FDIC on January 16, 2009. The Master Agreement contains, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the FDIC’s TLGP.

PART I: ITEM 1. BUSINESS

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES continued

DIVIDEND LIMITATIONS

National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2011, the Corporation’s affiliates (including the Bank and other affiliates) had a total of $14,225,000 retained net profits available for 2012 dividends to the Corporation without prior regulatory approval.

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

PART I: ITEM 1. BUSINESS

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES continued

THE SARBANES-OXLEY ACT

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things:

●	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);
●	independence requirements for audit committee members;
●	independence requirements for company auditors;
●	certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;
●
the forfeiture by the chief executive officer and chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve-month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

●	disclosure of off-balance sheet transactions;
●	two-business day filing requirements for insiders filing Form 4s;
●	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;
●	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;
●	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;
●	the formation of a public accounting oversight board; and
●	various increased criminal penalties for violations of securities laws.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2011			2010			2009
Assets:
Federal Funds Sold	$3,270	$3	0.1%	$21,524	$26	0.1%	$78,641	$118	0.2%
Interest-bearing Deposits	69,030	282	0.4	106,820	381	0.4	77,237	366	0.5
Federal Reserve and Federal Home Loan Bank Stock	32,396	1,319	4.1	36,338	1,252	3.4	35,487	1,379	3.9
Securities: (1)
Taxable	648,167	19,230	3.0	399,721	12,957	3.2	279,130	12,335	4.4
Tax-Exempt (2)	242,480	15,642	6.5	247,240	15,965	6.5	228,323	14,750	6.5
Total Securities	890,647	34,872	3.9	646,961	28,922	4.5	507,453	27,085	5.3
Mortgage Loans Held for Sale	9,322	554	5.9	11,878	684	5.8	14,220	854	6.0
Loans: (3)
Commercial	2,102,933	114,079	5.4	2,288,883	130,276	5.7	2,605,060	150,096	5.8
Real Estate Mortgage	306,567	15,810	5.2	350,646	19,473	5.6	446,965	26,176	5.9
Installment	320,570	19,273	6.0	380,293	23,637	6.2	458,726	28,490	6.2
Tax-Exempt (2)	9,292	812	8.7	19,150	792	4.1	21,345	1,597	7.5
Total Loans	2,748,684	150,528	5.5	3,050,850	174,862	5.7	3,546,316	207,213	5.8
Total Earning Assets	3,744,027	187,004	5.0%	3,862,493	205,443	5.3%	4,245,134	236,161	5.6%
Net Unrealized Gain (Loss) on Securities Available for Sale	9,225			14,245			922
Allowance for Loan Losses	(78,500)			(87,058)			(71,909)
Cash and Due from Banks	62,659			56,635			72,118
Premises and Equipment	51,895			53,870			58,559
Other Assets	354,544			371,530			369,766
Total Assets	$4,143,850			$4,271,715			$4,674,590
Liabilities:
Interest-bearing Deposits:
NOW Accounts	$774,593	$1,453	0.2%	$755,793	$3,300	0.4%	$699,738	$3,606	0.5%
Money Market Deposit Accounts	469,621	1,557	0.3	467,313	2,520	0.5	431,534	3,550	0.8
Savings Deposits	297,073	668	0.2	285,760	812	0.3	301,261	1,219	0.4
Certificates and Other Time Deposits	1,032,781	18,603	1.8	1,295,367	33,244	2.6	1,686,844	50,016	3.0
Total Interest-bearing Deposits	2,574,068	22,281	0.9	2,804,233	39,876	1.4	3,119,377	58,391	1.9
Borrowings	455,135	15,609	3.4	427,242	16,133	3.8	567,607	18,702	3.3
Total Interest-bearing Liabilities	3,029,203	37,890	1.3	3,231,475	56,009	1.7	3,686,984	77,093	2.1
Noninterest-bearing Deposits	601,694			533,514			484,132
Other Liabilities	34,513			36,347			26,326
Total Liabilities	3,665,410			3,801,336			4,197,442
Stockholders' Equity	478,440			470,379			477,148
Total Liabilities and Stockholders' Equity	$4,143,850	37,890	1.0	$4,271,715	56,009	1.5	$4,674,590	77,093	1.8
Net Interest Income		$149,114			$149,434			$159,068
Net Interest Margin			4.0%			3.9%			3.7%

_______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2011, 2010 and 2009. These totals equal $5,759,  $5,865, and $5,722, respectively.

(3) Non-accruing loans have been included in the average balances.

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

	2011 Compared to 2010 Increase (Decrease) Due To			2010 Compared to 2009 Increase (Decrease) Due To			2009 Compared to 2008 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Federal Funds Sold	$(18)	$(5)	$(23)	$(73)	$(19)	$(92)	$134	$(44)	$90
Interest-bearing Deposits	(149)	50	(99)	119	(104)	15	670	(1,059)	(389)
Federal Reserve and Federal Home Loan Bank Stock	(145)	212	67	32	(159)	(127)	458	(470)	(12)
Securities	9,877	(3,927)	5,950	6,686	(4,849)	1,837	5,160	869	6,029
Mortgage Loans Held for Sale	(151)	21	(130)	(136)	(34)	(170)	646	(60)	586
Loans	(16,643)	(7,561)	(24,204)	(28,329)	(3,852)	(32,181)	32,919	(26,234)	6,685
Totals	(7,229)	(11,210)	(18,439)	(21,701)	(9,017)	(30,718)	39,987	(26,998)	12,989
Interest Expense:
NOW Accounts	80	(1,927)	(1,847)	274	(580)	(306)	1,441	(3,361)	(1,920)
Money Market Deposit Accounts	12	(975)	(963)	275	(1,305)	(1,030)	1,680	(2,084)	(404)
Savings Deposits	31	(175)	(144)	(60)	(347)	(407)	187	(1,043)	(856)
Certificates and Other Time Deposits	(5,926)	(8,715)	(14,641)	(10,619)	(6,153)	(16,772)	8,428	(14,438)	(6,010)
Borrowings	1,013	(1,537)	(524)	(5,050)	2,481	(2,569)	1,577	(5,383)	(3,806)
Totals	(4,790)	(13,329)	(18,119)	(15,180)	(5,904)	(21,084)	13,313	(26,309)	(12,996)
Change in Net Interest Income (Fully Taxable Equivalent Basis)	$(2,439)	$2,119	(320)	$(6,521)	$(3,113)	(9,634)	$26,674	$(689)	25,985
Tax Equivalent Adjustment Using Marginal Rate of 35% for 2011, 2010, and 2009			106			(143)			(2,023)
Change in Net Interest Income			$(214)			$(9,777)			$23,962

INVESTMENT SECURITIES

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. However, certain purchased beneficial interest, including certain non-agency government-sponsored mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10, Investments - Other.

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

When OTTI occurs, the amount of OTTI recognized in the income statement depends on whether the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss. If the intent is to sell or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date. If the intent is not to sell the security and it is not more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis less any recognized credit loss, the OTTI has been separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors has been recognized in other comprehensive income, net of applicable income taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment as of December 31, 2011.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $5.7 million and a fair value of $163,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

During 2011, management reviewed the trust preferred pool securities for OTTI related to credit losses using a cash flow analysis of the present value of cash flows expected to be collected.  These cash flow analyses included forecasted loss rates applied at an individual security level based upon the characteristics of that individual security.  As a result of the cash flow modeling during 2011, one trust preferred pool security was further impaired as a result of expected credit losses. Of the five partially impaired securities, remaining book values represent between 36 percent and 81 percent of par value.  Discount rates used in the cash flow analyses on these variable rate securities were those margins in effect at the inception of the security added to the appropriate three-month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. These spreads ranged from .85 percent to 1.57 percent spread over three-month LIBOR.

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

In determining the fair value of the trust preferred securities, the Corporation utilizes a third party for portfolio accounting services, including market value input.  The Corporation has obtained an understanding of what inputs were used by the vendor in pricing the portfolio and how the vendor classified the securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are proper.  The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.

See additional information regarding the analysis of the investment portfolio in Note 3. INVESTMENT SECURITIES, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
U.S. Government-sponsored agency securities	$99	$18		$117
State and municipal	136,857	10,496		147,353
U.S. Government-sponsored mortgage-backed securities	358,928	10,086	$16	368,998
Corporate obligations	5,765		5,572	193
Equity securities	1,830			1,830
Total available for sale	503,479	20,600	5,588	518,491
Held to maturity at December 31, 2011
U.S. Treasury
State and municipal	120,171	3,785		123,956
U.S. Government-sponsored mortgage-backed securities	307,738	10,775		318,513
Total held to maturity	427,909	14,560		442,469
Total Investment Securities	$931,388	$35,160	$5,588	$960,960

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
U.S. Government-sponsored agency securities	$600	$16		$616
State and municipal	233,622	7,108	$740	239,990
U.S. Government-sponsored mortgage-backed securities	293,311	4,293	2,287	295,317
Corporate obligations	5,856		5,674	182
Equity securities	3,265			3,265
Total available for sale	536,654	11,417	8,701	539,370
Held to maturity at December 31, 2010
U.S. Treasury
State and municipal	10,070	389	5	10,454
U.S. Government-sponsored mortgage-backed securities	277,357	2,064	3,605	275,816
Total held to maturity	287,427	2,453	3,610	286,270
Total Investment Securities	$824,081	$13,870	$12,311	$825,640

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
U.S. Government-sponsored agency securities	$4,350	$56		$4,406
State and municipal	236,933	9,307	$9	246,231
U.S. Government-sponsored mortgage-backed securities	154,488	2,321	831	155,978
Corporate obligations	9,585	310	4,733	5,162
Equity securities	1,830			1,830
Total available for sale	407,186	11,994	5,573	413,607
Held to maturity at December 31, 2009
U.S. Treasury
State and municipal	15,990	327	13	16,304
U.S. Government-sponsored mortgage-backed securities	133,520		2,488	131,032
Total held to maturity	149,510	327	2,501	147,336
Total Investment Securities	$556,696	$12,321	$8,074	$560,943

	2011		2010		2009
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Reserve and Federal Home Loan Bank Stock at December 31:
Federal Reserve Bank Stock	$13,238	6.0%	$13,522	6.0%	$13,432	6.0%
Federal Home Loan Bank Stock	18,032	2.0%	20,362	1.6%	25,144	2.5%
Total	$31,270	4.0%	$33,884	3.3%	$38,576	3.7%

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

Federal Reserve and Federal Home Loan Bank stock have been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continues to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2011, 2010 or 2009 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2011 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2011
U.S. Government-sponsored agency securities			$117	4.90%
State and municipal	$4,456	6.41%	12,674	6.10	$30,365	6.31%
Equity securities
Corporate obligations			31	0.00
U.S. Government-sponsored mortgage-backed securities
Total	$4,456	6.41%	$12,822	6.07%	$30,365	6.31%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities					$117	4.90%
State and municipal	$99,858	6.50%			147,353	6.42
Equity securities			$1,830	6.75%	1,830	6.75
Corporate obligations	162	3.76			193	3.74
U.S. Government-sponsored mortgage-backed securities			368,998	3.01	368,998	3.01
Total	$100,020	6.50%	$370,828	3.03%	$518,491	3.99%

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2011
State and municipal	$1,835	1.84%	$4,533	2.86%	$44,735	6.10%
U.S. Government-sponsored mortgage-backed securities
Total	$1,835	1.84%	$4,533	2.86%	$44,735	6.10%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
State and municipal	$69,068	6.32%			$120,171	6.03%
U.S. Government-sponsored mortgage-backed securities			$307,738	3.05%	307,738	3.05
Total	$69,068	6.32%	$307,738	3.05%	$427,909	3.89%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 35 percent tax rate.

PART I: ITEM 1. BUSINESS

INVESTMENT SECURITIES continued

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment Securities at December 31, 2011:
State and municipal
U.S. Government-sponsored mortgage-backed securities	$6,176	$(16)			$6,176	$(16)
Corporate obligations			$163	$(5,572)	163	(5,572)
Total Temporarily Impaired Investment Securities	$6,176	$(16)	$163	$(5,572)	$6,339	$(5,588)

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment Securities at December 31, 2010:
State and municipal	$31,796	$(745)			$31,796	$(745)
U.S. Government-sponsored mortgage-backed securities	229,441	(5,892)	$154		229,595	(5,892)
Corporate obligations			151	$(5,674)	151	(5,674)
Total Temporarily Impaired Investment Securities	$261,237	$(6,637)	$305	$(5,674)	$261,542	$(12,311)

LOAN PORTFOLIO

The following table shows the composition of the Corporation’s loan portfolio for the years indicated:

	2011		2010		2009		2008		2007
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and Industrial Loans	$532,523	19.6%	$530,322	18.7%	$675,860	20.7%	$904,646	24.3%	$662,701	23.0%
Agricultural Production Financing and Other Loans to Farmers	104,526	3.9	95,516	3.4	121,031	3.7	135,099	3.6	114,324	4.0
Real Estate Loans:
Construction	81,780	3.0	106,615	3.8	158,725	4.9	252,487	6.8	165,425	5.8
Commercial and Farm Land	1,194,230	44.0	1,229,037	43.3	1,276,164	39.0	1,230,442	33.1	963,657	33.5
Residential	481,493	17.7	522,051	18.4	621,442	19.0	806,765	21.7	597,939	20.8
Home Equity	191,631	7.1	201,969	7.1	220,142	6.7	149,480	4.0	146,688	5.1
Individuals' Loans for Household and Other Personal Expenditures	84,172	3.1	115,295	4.1	154,132	4.7	201,632	5.4	187,880	6.5
Lease Financing Receivables, Net of Unearned Income	3,555	0.1	5,157	0.2	7,135	0.2	8,996	0.2	8,351	0.3
Other Loans	39,505	1.5	29,721	1.0	35,157	1.1	32,405	0.9	29,878	1.0
	2,713,415	100.0%	2,835,683	100.0%	3,269,788	100.0%	3,721,952	100.0%	2,876,843	100.0%
Allowance for Loan Losses	(70,898)		(82,977)		(92,131)		(49,543)		(28,228)
Total Loans	$2,642,517		$2,752,706		$3,177,657		$3,672,409		$2,848,615

Residential Real Estate Loans Held for Sale at December 31, 2011, 2010, 2009, 2008 and 2007 were $17,864,000, $21,469,000, $8,036,000, $4,295,000 and $3,735,000, respectively.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial, commercial real estate and residential real estate loans. Commercial and industrial loans made up 19.6 percent and 18.7 percent of total loans at December 31, 2011, and 2010. Commercial real estate loans made up 44 percent and 43.3 percent of total loans and residential real estate loans, including home equity, made up 24.8 percent and 25.5 percent of total loans at December 31, 2011, and 2010, respectively. The Bank generates loans from customers primarily in central Indiana, and Butler and Franklin counties in Ohio.  The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

PART I: ITEM 1. BUSINESS

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, home equity, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2011. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and Industrial Loans	$285,777	$167,314	$79,432	$532,523
Agricultural Production Financing and Other Loans to Farmers	87,072	14,564	2,890	104,526
Real Estate - Construction	51,219	29,030	1,531	81,780
Real Estate - Commercial and Farm Land	416,396	592,550	185,284	1,194,230
Other Loans	22,573	13,282	3,650	39,505
Total	$863,037	$816,740	$272,787	$1,952,564

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans Maturing After One Year with:
Fixed Rate	$479,255	$260,545
Variable Rate	337,485	12,242
Total	$816,740	$272,787

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and impaired loans for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Non-Performing Assets:
Non-accrual loans	$69,592	$90,591	$118,409	$87,546	$29,031
Renegotiated loans	14,308	7,139	8,833	130	145
Non-performing loans (NPL)	83,900	97,730	127,242	87,676	29,176
Real estate owned and repossessed assets	16,289	20,927	14,879	18,458	2,573
Non-performing assets (NPA)	100,189	118,657	142,121	106,134	31,749
90+ days delinquent and still accruing	580	1,330	3,967	5,982	3,578
NPAs & 90+ days delinquent	$100,769	$119,987	$146,088	$112,116	$35,327
Impaired Loans	$79,775	$116,204	$178,754	$206,126	$86,949

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Renegotiated loans are loans for which concessions are granted to the borrower due to deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans. These concessions may include interest rate reductions, principal forgiveness, extensions of maturity date or other actions intended to minimize losses.  Certain loans restructured may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A non-accrual loan that is restructured generally remains non-accrual for a period of approximately six months to demonstrate that the borrower can meet the restructured terms. A borrower’s performance prior to the restructurings, as well as after, will be considered in assessing whether the borrower can meet the new terms resulting in the loan being returned to accruing status in a shorter or longer period of time than the standard six months. If the borrower’s performance under the modified terms is not reasonably assured, the loan will remain non-accrual.

Interest income of $1,304,000 for the year ended December 31, 2011, was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $8,291,000 would have been recognized under their original loan terms.

In years prior to 2009, the Corporation globally included all classified loans, including substandard, doubtful and loss credits in impaired loans. At December 31, 2009, management refined the definition of impaired loans to be more specific and include all non-accrual loans and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  At December 31, 2011, commercial impaired loans totaled $79,775,000.  A specific allowance for losses was not deemed necessary for a subset of the impaired loans totaling $59,835,000, but a specific allowance of $7,596,000 was recorded for the remaining balance of $19,940,000 and is included in the Corporation’s allowance for loan losses at December 31, 2011.  The average balance of the total aforementioned impaired loans for 2011 was $90,792,000.

PART I: ITEM 1. BUSINESS

NON-PERFORMING ASSETS continued

Potential problem loans:

In addition to the impaired loans discussed above, management has also identified loans totaling $206,088,000 as of December 31, 2011 that are deemed to be criticized, but not impaired.  These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A criticized loan is a loan in which there are concerns as to the borrower’s ability to comply with present repayment terms.

See additional information regarding loan credit quality in Note 4. LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated.

(Dollars in Thousands)	2011	2010	2009	2008	2007
Allowance for Loans Losses:
Balance at January 1	$82,977	$92,131	$49,543	$28,228	$26,540
Charge Offs:
Commercial (1)	9,818	22,832	42,147	7,475	2,403
Commercial Real Estate (2)	29,807	32,823	34,775	6,580	2,186
Consumer	1,441	2,426	3,770	3,018	1,845
Residential	7,407	9,437	8,491	5,536	2,123
Finance Leases		54	411	17
Total Charge Offs	48,473	67,572	89,594	22,626	8,557
Recoveries:
Commercial (3)	8,828	6,750	5,248	1,354	551
Commercial Real Estate (4)	2,811	1,420	993	3,435	410
Consumer	942	938	1,015	1,002	437
Residential	1,176	2,827	701	1,233	340
Finance Leases	7		9
Total Recoveries	13,764	11,935	7,966	7,024	1,738
Net Charge Offs	34,709	55,637	81,628	15,602	6,819
Provisions for Loan Losses	22,630	46,483	122,176	28,238	8,507
Adjustment Related to Acquisition			2,040
Allowance Acquired in Acquisition				8,679
Balance at December 31	$70,898	$82,977	$92,131	$49,543	$28,228

Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	1.26%	1.82%	2.30%	0.52%	0.24%

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

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of December 31, 2011, 2010, 2009, 2008 and 2007.

	2011		2010		2009		2008		2007
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$17,731	25.0%	$32,508	23.1%	$48,771	25.5%	$16,368	28.8%	$7,928	28.0%
Commercial Real Estate	37,919	53.5	36,341	47.1	30,188	43.9	14,408	39.8	7,211	39.3
Consumer	2,902	4.1	3,622	4.1	2,242	4.7	6,608	5.5	6,086	6.5
Residential	12,343	17.4	10,408	25.5	10,751	25.7	12,122	25.7	7,003	25.9
Finance Leases	3	0.0	98	0.2	179	0.2	37	0.2		0.3
Totals	$70,898	100.0%	$82,977	100.0%	$92,131	100.0%	$49,543	100.0%	$28,228	100.0%

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  As of December 31, 2011, the only concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System (“NAICS code”)), in excess of 10 percent of total loans were Lessors of Nonresidential Buildings at 14.5 percent and Lessors of Residential Buildings and Dwellings at 11.6 percent.

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

PROVISION FOR LOAN LOSSES

In banking, loan losses are a cost of doing business. Although Bank management emphasizes the early detection and charge off of loan losses, it is inevitable that certain losses, which have not been specifically identified, exist in the portfolio. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the established allowance. Over time, all net loan losses are charged to earnings. During the year, an estimate of the expected losses for the year serves as a starting point in determining the appropriate level of the provision for loan losses. Based on management’s judgment as to the appropriate level of the allowance for loan losses the amount actually provided in any period may be greater or less than net loan losses for the same period. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. See additional information in the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loans, if collateral dependent. For the Corporation, all non-accrual loans, renegotiated loans, as well as substandard, doubtful and loss grade loans that were deemed impaired according to guidance set fort in ASC 310 are included in the impaired loan total. The fair value for impaired loans is measured based on the value of the collateral securing those loans and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically valued by using the financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate. Information on commercial impaired loans is summarized in the table below:

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 2011, 2010 and 2009 are presented within the "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" table on page 12 of this Annual Report on Form 10-K.

As of December 31, 2011, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of Deposit and Other Time Deposits	$46,360	$26,801	$68,881	$122,745	$264,787
Percent	18%	10%	26%	46%	100%

PART I: ITEM 1. BUSINESS

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within the “FIVE – YEAR SUMMARY OF SELECTED FINANCIAL  DATA” on page 3 of this Annual Report on Form 10-K.

SHORT-TERM BORROWINGS

(Dollars in Thousands)	2011	2010	2009
Balance at December 31:
Securities Sold Under Repurchase Agreements (Short-term Portion)	$146,305	$85,621	$101,437
Federal Home Loan Bank Advances (Short-term Portion)	49,785	18,930	45,850
Temporary Liquidity Guarantee Program	78,996
Total Short-term Borrowings	$275,086	$104,551	$147,287

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to short-term borrowings is summarized below:

(Dollars in Thousands)	2011	2010	2009
Weighted Average Interest Rate on Outstanding Balance at December 31:
Securities Sold Under Repurchase Agreements (Short-term Portion)	0.7%	0.5%	0.5%
Federal Home Loan Bank Advances (Short-term Portion)	4.8	4.9	4.9
Temporary Liquidity Guarantee Program	2.7
Total Short-term Borrowings	2.0%	1.3%	1.9%
Weighted Average Interest Rate During the Year:
Securities Sold Under Repurchase Agreements (Short-term Portion)	0.9%	0.7%	1.0%
Federal Home Loan Bank Advances (Short-term Portion)	4.4	5.4	4.7
Federal Funds Purchased	0.4	0.5	0.1
Temporary Liquidity Guarantee Program	2.8
Total Short-term Borrowings	2.3%	2.0%	2.2%
Highest Amount Outstanding at Any Month End During the Year:
Securities Sold Under Repurchase Agreements (Short-term Portion)	$152,315	$93,321	$103,352
Federal Home Loan Bank Advances (Short-term Portion)	104,029	47,854	104,946
Federal Funds Purchased	27,945	7,746	58,110
Temporary Liquidity Guarantee Program	78,996
Total Short-term Borrowings	$363,285	$148,921	$266,408
Average Amount Outstanding During the Year:
Securities Sold Under Repurchase Agreements (Short-term Portion)	$107,641	$83,323	$92,931
Federal Home Loan Bank Advances (Short-term Portion)	55,678	33,154	65,716
Federal Funds Purchased	6,180	1,125	26,995
Temporary Liquidity Guarantee Program	78,988
Total Short-term Borrowings	$248,487	$117,602	$185,642

PART I: ITEM 1A. AND ITEM 1B

ITEM 1A. RISK FACTORS

RISK FACTORS

There are a number of factors, including those specified below, that may adversely affect the Corporation’s business, financial results or stock price. Additional risks that the Corporation currently does not know about or currently views as immaterial may also impair the Corporation’s business or adversely impact its financial results or stock price.

INDUSTRY AND CORPORATE RISK FACTORS

●
The recent banking crisis, including the Enactment of EESA and American Recovery and Reinvestment Act of 2009 (“ARRA”) may significantly affect the financial condition, results of operations, liquidity or stock price of the Corporation.

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

PART I: ITEM 1A. AND ITEM 1B

ITEM 1A. RISK FACTORS continued

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

PART I: ITEM 1A. AND ITEM 1B

ITEM 1A. RISK FACTORS continued

INDUSTRY AND CORPORATE RISK FACTORS continued

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

The Corporation’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with Generally Accepted Accounting Principles and reflect management’s judgment of the most appropriate manner to report the Corporation’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation’s reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation’s financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include:  the allowance for loan losses; the valuation of investment securities; the valuation of goodwill and intangible assets; and pension accounting. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following:  significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; or significantly increase its pension liability. As part of its function of assisting the Corporation’s Board of Directors in discharging its responsibility of ensuring all types of risk to the organization are properly being managed, mitigated and monitored by management, the Audit Committee of the Board of Directors oversees management’s accounting policies and methods.  For more information, refer to “CRITICAL ACCOUNTING POLICIES” under Item 7 Part II of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

●	A write-down of all or part of the Corporation’s goodwill could materially reduce its net income and net worth.

At December 31, 2011, the Corporation had over $141 million of goodwill recorded on its consolidated balance sheet. Under ASC 340-20, Other Assets and Deferred Costs, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

PART I: ITEM 1A. AND ITEM 1B

ITEM 1A. RISK FACTORS continued

INDUSTRY AND CORPORATE RISK FACTORS continued

●	Significant legal actions could subject the Corporation to substantial uninsured liabilities.

The Corporation is from time to time subject to claims related to its operations. These claims and legal actions, including supervisory actions by the Corporation’s regulators, could involve large monetary claims and significant defense costs. To protect itself from the cost of these claims, the Corporation maintains insurance coverage in amounts and with deductibles that it believes are appropriate for its operations. However, the Corporation’s insurance coverage may not cover all claims against the Corporation or continue to be available to the Corporation at a reasonable cost. As a result, the Corporation may be exposed to substantial uninsured liabilities, which could adversely affect the Corporation’s results of operations and financial condition

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

PART 1: ITEM 2., ITEM 3. AND ITEM 4

ITEM 2.  PROPERTIES.

The headquarters of the Corporation and the Bank is located at 200 East Jackson Street, Muncie, Indiana. The building is owned by the Bank.

The Bank conducts business through numerous facilities owned and leased.  Of the seventy-eight banking offices operated by the Bank, fifty-five are owned and twenty-three are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2011 was $51,013,000.

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

ITEM 4. [RESERVED].

SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions with the Corporation and the Bank of all executive officers of the Corporation and all persons chosen to become executive officers are listed below. The officers are elected by the Board of Directors of the Corporation for a term of one year or until the election of their successors. There are no arrangements between any officer and any other person pursuant to which he or she was selected as an officer.

Michael C. Rechin, 53, President and Chief Executive Officer, Corporation
Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 41, Executive Vice President and Chief Financial Officer, Corporation
Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 46, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 for National City Corp;  Executive Vice President and Chief Credit Officer for National City Bank of Indiana from December 2002 to December 2006.

Jami L. Bradshaw, 49, Senior Vice President and Chief Accounting Officer, Corporation
Senior Vice President and Chief Accounting Officer of the Corporation since May 2007; Vice President and Corporate Controller of the Corporation from 2006 to May 2007; and Assistant Vice President and Assistant Controller of the Corporation from 2002 to 2006.

Robert R. Connors, 62, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since January 2006; Senior Vice President of Operations and Technology of the Corporation from August 2002 to January 2006.

Kimberly J. Ellington, 52, Senior Vice President and Director of Human Resources, Corporation
Senior Vice President and Director of Human Resources of the Corporation since 2004; Vice President and Director of Human Resources of the Corporation from 1999 to 2004.

Jeffrey B. Lorentson, 48, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

John J. Martin, 45, Senior Vice President and Chief Credit Officer, Corporation
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

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the SNL Bank $1B - $5B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2006 and tracks it through December 31, 2011.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Merchants Corporation	100.00	83.67	88.72	25.16	37.72	36.24
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.

STOCK INFORMATION

	Price Per Share
	HIGH		LOW		Dividends Declared (1)
Quarter	2011	2010	2011	2010	2011	2010
First Quarter	$9.45	$6.96	$7.87	$5.26	$0.01	$0.01
Second Quarter	9.70	9.42	7.90	7.09	0.01	0.01
Third Quarter	9.40	9.07	6.70	7.37	0.01	0.01
Fourth Quarter	9.04	9.11	6.63	7.34	0.01	0.01

Numbers rounded to nearest cent when applicable.

The table above lists per share prices and dividend payments during 2011 and 2010. Prices are as reported by the National Association of Securities Dealers Automated Quotation – Global Select Market System.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 17, 2012, the number of shares outstanding was 28,896,102.   There were 3,659 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

There were no purchases of the Corporation’s common stock by or on behalf of the Corporation during the quarter ended December 31, 2011.

_______________________________

(1) The “DIVIDEND LIMITATIONS” section of “BUSINESS” included as Item 1 of this Annual Report on Form 10-K, the “CAPITAL” and “LIQUIDITY” sections of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and Note 13. STOCKHOLDERS’ EQUITY  to the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K include discussions regarding dividend restrictions.

PART II: ITEM 5. AND ITEM 6.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Stockholders	1,027,766	$22.54	879,875	(1)
Equity Compensation Plans Not Approved by Stockholders (2)	8,106	26.73	413,784
Total	1,035,872	$22.57	1,293,659	(1)

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of the Corporation’s significant accounting policies, see Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for additional detail.

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

RESULTS OF OPERATIONS – 2011

As of December 31, 2011, total assets equaled $4.2 billion, an increase of $2.2 million from December 31, 2010.  Loans and investments, the Corporation’s primary earning assets, totaled $3.7 billion, consistent with the prior year’s total of $3.7 billion.  While loans decreased $126 million, investment securities increased $120 million.  Excess liquidity mainly created by the decline in the loan portfolio was used to increase the investment securities portfolio.  Details of these changes are included within the “EARNING ASSETS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The Allowance for Loan and Lease Losses declined by $12.1 million during 2011, as the credit quality of the Corporation’s loan portfolio improved throughout the year.  Details of the Allowance for Loan and Lease Losses and non-performing loans are discussed within the “LOAN QUALITY” and “PROVISION/ALLOWANCE FOR LOAN LOSSES” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

In 2011, the Cash Surrender Value of Life Insurance increased by $27.6 million. This increase is due to purchases of $25 million in new policies in 2011 plus increases in the value of the existing policies.

Taxes, both current and deferred, decreased in 2011 by $9.2 million.  The decrease is primarily due to the receipt of $3 million in refunds and timing differences associated with the deductibility of the provision for loan losses and the utilization of federal net operating loss carryforwards.  Additionally, the deferred tax liability associated with the net unrealized gain on securities available for sale increased.  Partially offsetting these changes was an increase in the deferred tax asset associated with pensions and other employee benefits.  Details of the change is discussed within the “INCOME TAX” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Net income available to stockholders was $9 million, or $0.34 per fully diluted common share, a decrease of $2.7 million from 2010.  Income before income taxes increased by $30.6 million, primarily due to a decrease in the Provision for Loan Losses of $23.9 million.  Additionally, losses and dividends related to preferred stock transactions totaled $16.2 million in 2011 versus gains and dividends of $4.8 million in 2010. The details are discussed within Note 13. STOCKHOLDERS’ EQUITY of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation’s allowance for loan losses totaled $70.9 million as of year end 2011.  The allowance now provides 101.9 percent coverage of all non-accrual loans and 2.6 percent of total loans.  Provision expense for the year declined from $46.5 million in 2010 to $22.6 million in 2011 as net charge offs also declined during the year from $55.6 million in 2010 to $34.7 million in 2011.  Additional details are discussed within the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2011.

(Dollars in Thousands)	2011	2010	2009
Net Interest Income	$143,355	$143,569	$153,346
FTE Adjustment	$5,759	$5,865	$5,722
Net Interest Income on a Fully Taxable Equivalent Basis	$149,114	$149,434	$159,068
Average Earning Assets	$3,744,027	$3,862,493	$4,245,134
Interest Income (FTE) as a Percent of Average Earning Assets	4.99%	5.32%	5.56%
Interest Expense as a Percent of Average Earning Assets	1.01%	1.45%	1.82%
Net Interest Income (FTE) as a percent of Average Earning Assets	3.98%	3.87%	3.74%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

RESULTS OF OPERATIONS – 2011 continued

Net Interest Income continued

In 2011, asset yields decreased 33 basis points on a fully taxable equivalent basis (FTE) and interest cost decreased 44 basis points, resulting in an 11 basis point increase in the interest margin compared to 2010.  A decrease in earning assets, primarily due to a smaller loan portfolio and a decline in interest-bearing liabilities, produced a negative volume variance of $2,439,000 (FTE).  Furthermore, a declining interest rate environment produced a positive rate variance of $2,225,000 (FTE), resulting in a net decrease of $214,000 in net interest income.

In 2010, asset yields decreased 24 basis points (FTE) and interest cost decreased 37 basis points, resulting in a 13 basis point increase in the interest margin compared to 2009.  A decrease in earning assets, primarily due to a smaller loan portfolio and a decline in interest-bearing liabilities, produced a negative volume variance of $6,519,000 (FTE).  In addition, a declining interest rate environment produced a negative rate variance of $3,258,000 (FTE), resulting in a net decrease of $9,777,000 in net interest income.

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income increased $576,000 or 1.2 percent in 2011 compared to 2010.  Increases were realized in gains on the sale of mortgage loans, investment commissions, earnings on cash surrender value of life insurance and interchange from electronic card transactions were $612,000, $511,000, $498,000 and $453,000 respectively.  Additionally, fee income from origination of loan level hedges increased $523,000 from 2011 to 2010.  Offsetting these increases was a decrease of $1,311,000 in service charges on deposit accounts due to a decrease in the volume of customer overdrafts and returned items.  Likewise, insurance commissions were $565,000 lower in 2011 than 2010.

Non-Interest Expenses

Non-interest expenses decreased $6.4 million or 4.5 percent in 2011 compared to 2010.  Salaries and employee benefits increased by $1,482,000 and represented the only material increase.  Base salaries were down $741,000 while commissions and incentives were up $2,697,000 over prior year.  The net increase in salaries was offset by year over year declines in FDIC expenses of $2,590,000, credit related expenses of $1,822,000 and amortization of core deposit intangibles of $1,173,000.

Income Tax Expense

Income tax expense in 2011 was $8,655,000 on pre-tax income of $33,907,000, or 25.5 percent.   For the same period in 2010, the income tax benefit was $3,590,000 on pre-tax income of $3,319,000.   Additional details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

The Corporation’s allowance for loan losses totaled $83 million as of year end 2010.  The allowance now provides 91.6 percent coverage of all non-accrual loans and 2.9 percent of total loans.  Provision expense for the year declined from $122.2 million in 2009 to $46.5 million in 2010 as net charge offs also declined during the year from $81.6 million to $55.6 million.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

RESULTS OF OPERATIONS – 2010 continued

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2010.

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

In 2010, asset yields decreased 24 basis points (FTE) and interest cost decreased 37 basis points, resulting in a 13 basis point increase in the interest margin compared to 2009.  A decrease in earning assets, primarily due a smaller loan portfolio and a decline in interest-bearing liabilities, produced a negative volume variance of $6,519,000 (FTE).  In addition, a declining interest rate environment produced a negative rate variance of $3,258,000 (FTE), resulting in a decrease of $9,777,000 in net interest income.

In 2009, asset yields decreased 88 basis points (FTE) and interest cost decreased 78 basis points, resulting in a 10 basis point decrease in the interest margin compared to 2008.  Growth in earning assets, primarily due to the Lincoln acquisition on December 31, 2008, produced a positive volume variance of $26,674,000 (FTE), and a declining interest rate environment produced a negative rate variance of $2,712,000 (FTE), resulting in an increase of $23,962,000 in net interest income.

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

Non-Interest Expenses

Non-interest expenses decreased $9.2 million, in 2010 compared to 2009.  Salaries and employee benefits decreased $3,072,000, or 4 percent, due to cost savings realized after the Lincoln Bank acquisition in 2009 and other staff reductions.  During 2009, pre-payment penalties of $1.9 million were realized as FHLB borrowings were strategically reduced. FDIC expense decreased $2,273,000 due to the special assessment that occurred in 2009 offset by increasing rates in 2010.  Processing expense decreased $1,093,000 due to one-time expenses incurred in 2009 related to the consolidation of the core systems after the Lincoln Bank acquisition.  Core deposit intangible amortization related to prior acquisitions decreased $388,000, or 7.6 percent.  Offsetting these reductions was $2.6 million in increased OREO and credit related expenses.

Income Tax Benefit

The income tax benefit in 2010 was $3,590,000 on pre-tax income of $3,319,000.  This benefit is the result of high tax-exempt interest income on investment securities and loans.  For the same period in 2009, the income tax benefit was $28,424,000 on a pre-tax loss of $69,187,000.   Additional details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

CAPITAL

To be categorized as well capitalized, the Bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation’s regulatory capital exceeded the regulatory “well capitalized” standard at December 31, 2011.  See additional information on the Corporation’s and Bank’s capital ratios in Note 14. REGULATORY CAPITAL, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.  The Corporation's Tier I capital to average assets ratio was 10.17 percent and 9.5 percent at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Corporation had a Tier I risk-based capital ratio of 13.92 percent and total risk-based capital ratio of 16.54 percent, compared to 12.82 percent and 15.74 percent, respectively, at December 31, 2010.  Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4 percent and a total risk-based capital ratio of at least 8 percent.

On March 31, 2010, the Corporation entered into securities purchase agreements with six groups of institutional investors, pursuant to which the Corporation sold an aggregate of 4,200,000 shares of its common stock in exchange for gross proceeds of approximately $24.2 million. The purchase price for each share of common stock was $5.75. The common stock was issued and registered pursuant to a prospectus supplement filed with the Securities and Exchange Commission (“SEC”), in connection with a takedown from the Corporation’s shelf registration statement on Form S-3 (File No. 333-158334), which was declared effective by the SEC on May 1, 2009.

On June 30, 2010, the Corporation completed an exchange of 46,400 shares of the Corporation’s Series A Preferred Stock held by the Treasury for $46,400,000 in aggregate principal amount of trust preferred securities issued through the Corporation’s wholly owned subsidiary trust, First Merchants Capital Trust III.  The trust preferred securities qualified as Tier 1 capital, subject to the 25 percent aggregate limitation on Tier 1 capital for these and similar securities. After the completed exchange, the Treasury continued to hold 69,600 shares of Series A Preferred Stock along with a warrant to purchase up to 991,453 shares of the Corporation’s common stock (“the Warrant”), which was also issued pursuant to the Troubled Asset Relief Program (“TARP”).

On September 9, 2011, the Corporation entered into securities purchase agreements with two investors, pursuant to which the Corporation sold an aggregate of 2,822,000 shares of its common stock in exchange for gross proceeds of approximately $21.2 million. The purchase price for each share of common stock was $7.5. The common stock was issued in a direct private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

On September 22, 2011, the Corporation entered into a Securities Purchase Agreement with the Treasury, pursuant to which the Corporation issued 90,782.94 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $90,782,940. The Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

Also on September 22, 2011, the Corporation entered into and consummated two letter agreements with the Treasury, pursuant to which the Corporation redeemed, out of the proceeds of the issuance of the Series B Preferred Stock in the amount of $90,782,940 and cash of $25,813,171 (of which $21,165,000 was raised through the private placement of the Corporation’s common stock on September 9, 2011) for an aggregate redemption price of $116,596,111, including accrued but unpaid dividends to the date of redemption: (i) the remaining 69,600 shares of the Corporation’s Series A Preferred Stock, and (ii) all 46,400 Capital Securities held by the Treasury.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The Purchase Agreement defines the dividend rate as a percentage of the liquidation amount, and can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL”) by the Bank.

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

The Series B Preferred Stock may be redeemed at any time at the Corporation’s option, at a redemption price of 100 percent of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

On November 23, 2011, the Corporation repurchased the Warrant to purchase 991,453 shares of the Corporation’s common stock at an exercise price of $17.55 per share with an expiration date of February 20, 2019 held by the Treasury.  The Corporation was the successful bidder in a private auction for the Warrant conducted by the Treasury with a winning bid of $367,500.  See Note 13. STOCKHOLDERS’ EQUITY, to the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for additional information.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

CAPITAL continued

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is meaningful when considering performance measures of the Corporation. The table below details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures.

	December 31,	December 31,
(Dollars in Thousands, Except Per Share Amounts)	2011	2010
Average Goodwill	$141,357	$141,357
Average Core Deposit Intangible (CDI)	10,655	15,026
Average Deferred Tax on CDI	(2,458)	(3,385)
Intangible Adjustment	$149,554	$152,998
Average Stockholders' Equity (GAAP capital)	$478,440	$470,379
Average Cumulative Preferred Stock issued under the Capital Purchase Program	(74,181)	(89,847)
Intangible Adjustment	(149,554)	(152,998)
Average Tangible Capital	$254,705	$227,534
Average Assets	$4,143,850	$4,271,715
Intangible Adjustment	(149,554)	(152,998)
Average Tangible Assets	$3,994,296	$4,118,717
Net Income (Loss) available to Common Stockholders	$9,013	$11,722
CDI amortization, net of tax	2,112	2,852
Tangible Net Income (Loss) available to Common Stockholders	$11,125	$14,574
Diluted Earnings Per Share	$0.34	$0.48
Diluted Tangible Earnings Per Share	$0.42	$0.60
Return on Average GAAP Capital	1.88%	2.49%
Return on Average Tangible Capital	4.37%	6.40%
Return on Average Assets	0.22%	0.27%
Return on Average Tangible Assets	0.28%	0.35%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

LOAN QUALITY

The Corporation’s primary business focus is small business, middle market commercial, residential and commercial real estate, auto and other consumer lending, which results in portfolio diversification.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

At December 31, 2011, non-performing loans totaled $83,900,000, a decrease of $13,830,000 from December 31, 2010. Loans 90 days past due, other than non-accrual and renegotiated loans, decreased by $750,000 during the same period.  The amount of non-accrual loans totaled $69,592,000 at December 31, 2011.  The quality and amount of non-performing loans may increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge offs.  The performance of any loan can be affected by external factors, such as economic conditions, or internal factors, such as actions of a borrower’s management.  The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 91.6 percent at December 31, 2010, to 101.9 percent at December 31, 2011.  See additional information in the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Impaired loans include all commercial non-accrual loans and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing commercial loans that are contractually past due 90 days or more. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  At December 31, 2011, commercial impaired loans totaled $79,775,000. A specific allowance for losses was not deemed necessary for a subset of impaired loans totaling $59,835,000, but a specific allowance of $7,597,000 was recorded for the remaining balance of $19,940,000 and is included in the Corporation’s allowance for loan losses at December 31, 2011. The average balance of the total aforementioned impaired loans for 2011 was $90,792,000.

In connection with economic developments during the past several years, many financial institutions have experienced deterioration in the performance of their loan portfolios.  The values of real estate collateral supporting many loans declined, one result of which was increased charge offs.  While the Corporation’s non-performing and impaired loan totals improved in 2010 and again in 2011, further deterioration of housing and real estate values may result in continued elevated levels of loan delinquencies and credit losses.  Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, its results of operations and its financial condition could be adversely affected in the event the quality of its loan portfolio deteriorates.

In 2011, total net charge offs were $34,709,000, a decrease of $20,928,000 from 2010 and down $46,919,000 from 2009.  The Corporation incurred eight commercial loan charge offs over $1 million in 2011 totaling $12,814,000, or 36.9 percent, of total net charge offs for the year.  The largest charge off equaling $2,124,000, was incurred on a commercial and industrial loan.  Four large recoveries totaling $8,471,000 were recognized during the year.  Commercial and farm real estate accounted for $20,312,000, or 58.5 percent of total net charge offs.  In 2009, new home construction weakened, home values declined, and construction and land development continued to decline, all of which resulted in a deterioration in values and subsequently charge offs of loans to builders and developers.  While some stabilization was evident in 2010 and 2011, charge offs continued at a historically elevated level as the overall weak economic conditions continued to impact the loan portfolio.

The table below represents loan loss experience for the years indicated.

(Dollars in Thousands)	2011	2010	2009
Allowance for Loan Losses:
Balance at January 1	$82,977	$92,131	$49,543
Charge Offs	48,473	67,572	89,594
Recoveries	13,764	11,935	7,966
Net Charge Offs	34,709	55,637	81,628
Provision for Loan Losses	22,630	46,483	122,176
Adjustment related to acquisition			2,040
Balance at December 31	$70,898	$82,977	$92,131
Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	1.26%	1.82%	2.30%
Ratio of Allowance to Non-Accrual Loans	101.88%	91.60%	77.81%

The distribution of the net charge offs for the years indicated is provided in the following table.

(Dollars in Thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Net Charge Offs:
Commercial and industrial loans	$1,043	$15,091	$36,029
Agricultural production financing and other loans to farmers	(45)	991	870
Real estate loans
Construction	6,684	4,550	14,329
Commercial and farm land	20,312	26,853	19,453
Residential	3,871	6,098	5,132
Home Equity	2,360	512	2,658
Individuals loans for household and other personal expenditures	499	1,488	2,755
Lease financing receivables, net of unearned income	(7)	54	402
Other Loans	(8)
Total Net Charge Offs	$34,709	$55,637	$81,628

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

LOAN QUALITY continued

Commercial construction and land development loans were $81,780,000 at December 31, 2011, a decrease of $24,835,000 from December 31, 2010. Construction and land development loans represent 3 percent of total loans.  Management continues to closely monitor this segment of the portfolio, as well as being very selective with additional exposure to this industry.

At December 31, 2011, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $100,769,000; a decrease of $19,218,000 from December 31, 2010 as noted in the table below. Renegotiated Loans increased $7,169,000 as the focus on commercial and consumer loan workouts continued during 2011.  Other real estate owned decreased $4,638,000 from December 31, 2010. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

The following table summarizes the non-accrual loans, loans contractually past due 90 days or more other than non-accruing loans, real estate owned, renegotiated loans and impaired loans for the Corporation.

	December 31,	December 31,
(Dollars in Thousands)	2011	2010
Non-Performing Assets:
Non-accrual loans	$69,592	$90,591
Renegotiated loans	14,308	7,139
Non-performing loans (NPL)	83,900	97,730
Real estate owned and repossessed assets	16,289	20,927
Non-performing assets (NPA)	100,189	118,657
90+ days delinquent and still accruing	580	1,330
NPAs & 90+ days delinquent	$100,769	$119,987
Impaired Loans (includes substandard, doubtful and loss)	$79,775	$116,204

The composition of the non-performing assets and 90-day delinquent loans is detailed n the following table.

	December 31,	December 31,
(Dollars in Thousands)	2011	2010
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$13,725	$10,499
Agricultural production financing and other loans to farmers		544
Real estate loans
Construction	17,784	28,907
Commercial and farm land	46,985	54,297
Residential	18,398	20,768
Home Equity	3,142	4,571
Individual's loans for household and other personal expenditures	162	401
Other loans	573
Non performing assets plus 90+ days delinquent	$100,769	$119,987

PROVISION/ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.  The provision for loan losses in 2011, 2010 and 2009 were $22,630,000, $46,483,000 and $122,176,000, respectively, showing a significant decline in each year.

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

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at December 31, 2011.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as estimates about the effect of uncertain matters are needed.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

PROVISION/ALLOWANCE FOR LOAN LOSSES continued

At December 31, 2011, the allowance for loan losses was $70,898,000, a decrease of $12,079,000 from year-end 2010. As a percent of loans, the allowance decreased to 2.6 percent at December 31, 2011 from 2.9 percent at December 31, 2010.  During 2011, the allowance decreased by $5,976,000 in specific reserves against impaired loans and by $6,103,000 in the ASC 450, Contingencies, allocation for loans not deemed impaired according to guidance set forth in ASC 310.

The allowance as a percent of loans decreased from year end 2010, reflecting the impact of the stabilizing economic environment on the Corporation’s loan portfolio, resulting in fewer charge offs and lower specific reserves.  Loans are generally secured by specific items of collateral, including real property and business assets.  The fair value for impaired loans is measured based on the value of the collateral securing those loans and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. Updated “as is” or “liquidation value” appraisals are obtained as individual circumstances and or market conditions warrant. Partially charged off loans measured for impairment based on their collateral value are generally not returned to performing status subsequent to receiving updated appraisals or restructure of the loan. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically valued by using the financial information such as financial statements and aging reports provided by the borrower.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

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

The following table summarizes loan loss reserves by loan segment.

	December 31, 2011
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$4,701	$2,504		$733		$7,938
Collectively evaluated for impairment	13,030	35,415	$2,902	11,610	$3	62,960
Total Allowance for Loan Losses	$17,731	$37,919	$2,902	$12,343	$3	$70,898

	December 31, 2010
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$5,726	$7,545		$643		$13,914
Collectively evaluated for impairment	26,782	28,796	$3,622	9,765	$98	69,063
Total Allowance for Loan Losses	$32,508	$36,341	$3,622	$10,408	$98	$82,977

The historical loss allocation for loans not deemed impaired according to ASC 310 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  The historical look back period for non-criticized loans is the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans.  Each of the rolling-four-quarter periods used to obtain the average, includes all charge offs for the previous twelve-month period; therefore, the historical look back period goes back seven quarters. The resulting allocation is more reflective of current conditions.  Criticized loans are grouped based on the risk grade assigned to the loan.  Loans with a special mention grade are assigned a loss factor and loans with a classified grade, but not impaired, are assigned a separate loss factor.  The loss factor computation for this allocation includes a segmented historical loss migration analysis of non-impaired loans, by risk grade, to charge off.  Given the credit improvement in the loan portfolio during 2011 and the resulting decreases in both non-impaired criticized loans and net charge offs, the overall historical loss allocation adjusted downward in 2011.

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses.  The environmental component adjusts the historical loss allocations for commercial and consumer loans to reflect relevant current conditions that, in management’s opinion, have an impact on loss recognition.  Environmental factors that management reviews in the analysis include: National and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.  Each environmental factor receives an individual qualitative allocation that, in management’s opinion, reflects losses inherent in the portfolio that are not reflected in the historical loss components of the allowance. At December 31, 2011, the allocation related to environmental considerations totaled $31,133,000, an increase of $15,648,000 from December 31, 2010.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

PROVISION/ALLOWANCE FOR LOAN LOSSES continued

As mentioned in the “CRITICAL ACCOUNTING POLICIES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K, the Corporation’s primary market areas for lending are central Indiana and Butler and Franklin counties in Ohio. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. In management’s opinion, the allowance for loan losses at December 31, 2011 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

GOODWILL

During the deteriorating economic conditions in the last few years, the financial markets have continued to reflect  lower valuations for the stocks of financial institutions, when compared to historic valuation metrics, largely driven by both the constriction in available credit and the losses suffered.  Additionally, many bank stocks with geographic exposure in certain markets, including Indiana and Ohio, have been depressed.  The Corporation’s stock activity, as well as the price, has been adversely impacted by the economic conditions affecting the banking industry since 2009. Management has concluded that the 2011 trading value of the stock price is not indicative or reflective of fair value (per ASC 820, Fair Value Measurements and Disclosures) as the Corporation’s minimal free float driven by large index fund positions, coupled with meaningful long-term retail holdings, has created unusual volatility in the stock price given modest fundamental changes in demand and appears to be impacting the price as well.

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

The Corporation used an independent, outside firm to help determine the fair value of the Corporation, as of October 1, 2011, for purposes of the first step of the impairment test.  The Discounted Earnings method (an “Income Approach”) as well as the Guideline Publicly Traded Company Method and the Transaction Method (both Market Approaches that apply market multiples to various financial metrics to derive value) were used and weighted to form the conclusion of fair value.  The Discounted Earnings method was given primary weight in the fair value analysis.

The Discounted Earnings method was based primarily on: 1) management projections derived from expected balance sheet and income statement assumptions, based on current economic conditions, which  show signs of improvements; 2) present value factors based on an implied market cost of equity, and; 3) historic (long-term) price-to-earnings multiples for comparable companies.  Determining the Corporation’s fair value using the Discounted Earnings method involves a significant amount of judgment.  The methodology is largely based on unobservable level three inputs.  The test results are dependent upon attaining actual financial results consistent with the forecasts and assumptions used in the valuation model.  The Discounted Earnings method relied on a terminal Price/Earnings (“P/E”) multiple. The P/E multiple used to determine terminal value was notably lower than the historic P/E multiple observed for the Corporation, the peer group, and the NASDAQ community banking index (“ABAQ”). Based on the results of the step one analysis, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank ("FHLB") advances are utilized as a funding source. At December 31, 2011, total borrowings from the FHLB were $138,095,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2011 was $94,812,000.

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

For further discussion, see Note 9. BORROWINGS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $518,491,000 at December 31, 2011, a decrease of $20,879,000, or 3.9 percent, from December 31, 2010. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $1,835,000 at December 31, 2011. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The Corporation currently has a $55 million credit facility with Bank of America, N.A. comprised of (a) a term loan in the principal amount of $5 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50 million (the “Subordinated Debt”).  Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015.  The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank.

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement. At December 31, 2011, the Corporation has failed to comply with a financial covenant in the Loan Agreement requiring the Corporation to maintain, on an annualized basis, a minimum return on average total assets of at least 0.75 percent.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2011 are as follows:

December 31,
(Dollars in Thousands)	2011
Amounts of Commitments:
Loan Commitments to Extend Credit	$619,901
Standby Letters of Credit	28,665
$648,566

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

LIQUIDITY continued

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2011 are as follows:

(Dollars in Thousands)	2012	2013	2014	2015	2016	2017 and after	Total
Operating Leases	$2,273	$1,938	$1,740	$1,534	$1,166	$741	$9,392
Securities Sold Under Repurchase Agreements	146,305		10,000				156,305
Federal Home Loan Bank Advances	49,785	217	26,207	27,000	29,009	5,877	138,095
Subordinated Debentures and Term Loans	79,148			55,000		60,826	194,974
Total	$277,511	$2,155	$37,947	$83,534	$30,175	$67,444	$498,766

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

Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2011, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2011.

	At December 31, 2011
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing Deposits	$52,851				$52,851
Investment Securities	77,264	$66,789	$376,462	$425,885	946,400
Loans	1,460,438	299,364	778,092	122,487	2,660,381
Federal Reserve and Federal Home Loan Bank Stock			31,270		31,270
Total Rate-sensitive Assets	$1,590,553	$366,153	$1,185,824	$548,372	$3,690,902
Rate-Sensitive Liabilities:
Interest-bearing Deposits	$1,289,798	$298,845	$760,855	$138,649	$2,488,147
Securities Sold Under Repurchase Agreements	146,305		10,000		156,305
Federal Home Loan Bank Advances	49,241	2,055	57,414	29,385	138,095
Subordinated Debentures and Term Loans	133,992	56,702		4,280	194,974
Total Rate-sensitive Liabilities	$1,619,336	$357,602	$828,269	$172,314	$2,977,521
Interest Rate Sensitivity Gap by Period	$(28,783)	$8,551	$357,555	$376,058
Cumulative Rate Sensitivity Gap	$(28,783)	$(20,232)	$337,323	$713,381
Cumulative Rate Sensitivity Gap Ratio
at December 31, 2011	98.2%	99.0%	112.0%	124.0%
at December 31, 2010	69.2%	76.2%	101.7%	119.4%

The Corporation had a cumulative negative gap of $20,232,000 in the one-year horizon at December 31, 2011 or 0.48 percent of total assets.

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

Net interest income simulation modeling, or earnings-at-risk, measures the sensitivity of net interest income to various interest rate movements. The Corporation's asset liability process monitors simulated net interest income under three separate interest rate scenarios; base, rising and falling. Estimated net interest income for each scenario is calculated over a twelve-month horizon. The immediate and parallel changes to the base case scenario used in the model are presented below. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings of the Corporation.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2011, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2011
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(2)
Three-Year CMT	200	(6)
Five-Year CMT	200	0
CD's	200	(42)
FHLB	200	0

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2011. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2011
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$142,706	$146,352	$140,332
Variance from Base		$3,646	$(2,374)
Percent of Change from Base	0.00%	2.55%	-1.66%

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

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2011, and December 31, 2010. Earnings assets decreased by $28,712,000.  Fed Funds sold and Interest-bearing time deposits decreased $7,463,000 and $12,365,000 respectively.  Investments increased by approximately $119,603,000, while loans and loans held for sale decreased by $125,873,000.  Excess liquidity mainly created by the decline in the loan portfolio was used to increase the investment securities portfolio.  The four largest loan segments that experienced declines were residential real estate, commercial and farmland, individuals’ loans and construction.  Increases were experienced in the agriculture, commercial and industrial and other segments.

	December 31,	December 31,
(Dollars in Thousands)	2011	2010
Federal Funds Sold		$7,463
Interest-bearing Time Deposits	$52,851	65,216
Investment Securities Available for Sale	518,491	539,370
Investment Securities Held to Maturity	427,909	287,427
Mortgage Loans Held for Sale	17,864	21,469
Loans	2,713,415	2,835,683
Federal Reserve and Federal Home Loan Bank Stock	31,270	33,884
	$3,761,800	$3,790,512

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (repurchase agreements; FHLB advances; subordinated debentures and term loans) based on year-end levels at December 31, 2011 and 2010.

	December 31,	December 31,
(Dollars in Thousands)	2011	2010
Deposits	$3,134,655	$3,268,880
Securities Sold Under Repurchase Agreements	156,305	109,871
Federal Home Loan Bank Advances	138,095	82,684
Subordinated Debentures and Term Loans	194,974	226,440
	$3,624,029	$3,687,875

The Corporation has leveraged its capital position with FHLB advances, as well as repurchase agreements, which are pledged against acquired investment securities as collateral for the borrowings. Further discussion regarding FHLB advances is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “LIQUIDITY”. Additionally, the interest rate risk is included as part of the Corporation’s interest simulation discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

INCOME TAXES

Income tax expense totaled $8,655,000 for 2011 compared to a benefit of $3,590,000 for 2010.  The Corporation’s federal statutory income tax rate is 35 percent and its state tax rate varies from 0 to 8.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.  The reconciliation of federal statutory to actual tax expense is shown in Note 18, INCOME TAX, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable decreased from $45,623,000 at December 31, 2010 to $36,424,000 at December 31, 2011.  The Corporation received net refunds during 2011 of $2,977,000.  The most notable refund was a result of the carry back of the remaining 2009 net operating loss to the 2008 tax year.  In addition, the Corporation’s net deferred tax asset has decreased from $34,935,000 at December 31, 2010 to $31,858,000 at December 31, 2011.  This change is primarily driven from the decrease in the deferred tax asset associated with the deductibility of the provision for loan losses and the utilization of the federal net operating loss carryforward.  Additionally, the deferred tax liability associated with the net unrealized gain on securities available for sale increased.  Partially offsetting these changes was an increase in the deferred tax asset associated with pensions and other employee benefits.

The Corporation has recorded a valuation allowance of $15,701,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as noted above.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

INFLATION

Changing prices of goods, services and capital affect the financial position of every business enterprise. The level of market interest rates and the price of funds loaned or borrowed fluctuate due to changes in the rate of inflation and various other factors, including government monetary policy.

Fluctuating interest rates affect the Corporation’s net interest income and loan volume. As the inflation rate increases, the purchasing power of the dollar decreases. Those holding fixed-rate monetary assets incur a loss, while those holding fixed-rate monetary liabilities enjoy a gain. The nature of a financial holding company’s operations is such that there will generally be an excess of monetary assets over monetary liabilities, and, thus, a financial holding company will tend to suffer from an increase in the rate of inflation and benefit from a decrease

OTHER

The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Corporation, and that address is www.sec.gov.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The quantitative and qualitative disclosures about market risk information are presented in the “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011.  The Corporation's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012,  expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana
March 15, 2012

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2011	2010
ASSETS
Cash and due from banks	$73,312	$50,844
Federal funds sold		7,463
Cash and cash equivalents	73,312	58,307
Interest-bearing time deposits	52,851	65,216
Investment securities available for sale	518,491	539,370
Investment securities held to maturity (fair value of $442,469 and $286,270)	427,909	287,427
Mortgage loans held for sale	17,864	21,469
Loans	2,713,415	2,835,683
Less: Allowance for loan losses	(70,898)	(82,977)
Net loans	2,642,517	2,752,706
Premises and equipment	51,013	52,450
Federal Reserve and Federal Home Loan Bank stock	31,270	33,884
Interest receivable	17,723	18,674
Core deposit intangibles	9,114	12,662
Goodwill	141,357	141,357
Cash surrender value of life insurance	124,329	96,731
Other real estate owned	16,289	20,927
Tax asset, deferred and receivable	36,424	45,623
Other assets	12,613	24,045
TOTAL ASSETS	$4,173,076	$4,170,848
LIABILITIES
Deposits:
Noninterest-bearing	$646,508	$583,696
Interest-bearing	2,488,147	2,685,184
Total Deposits	3,134,655	3,268,880
Borrowings:
Securities sold under repurchase agreements	156,305	109,871
Federal Home Loan Bank advances	138,095	82,684
Subordinated debentures and term loans	194,974	226,440
Total Borrowings	489,374	418,995
Interest payable	2,925	4,262
Other liabilities	31,655	24,303
Total Liabilities	3,658,609	3,716,440
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value:
Authorized -- 500,000 shares
Series A, Issued and outstanding - 0 and 69,600 shares		67,880
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized -- 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding -- 90,782.94 and 0 shares	90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 28,559,707 and 25,574,251 shares	3,570	3,197
Additional paid-in capital	254,874	232,503
Retained earnings	168,717	160,860
Accumulated other comprehensive loss	(3,602)	(10,157)
Total Stockholders' Equity	514,467	454,408
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,173,076	$4,170,848

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2011	2010	2009
INTEREST INCOME
Loans receivable:
Taxable	$149,716	$174,070	$205,616
Tax-exempt	528	515	1,038
Investment securities:
Taxable	19,230	12,957	12,335
Tax-exempt	10,167	10,377	9,587
Federal funds sold	3	26	118
Deposits with financial institutions	282	381	366
Federal Reserve and Federal Home Loan Bank stock	1,319	1,252	1,379
Total Interest Income	181,245	199,578	230,439
INTEREST EXPENSE
Deposits	22,281	39,876	58,391
Federal funds purchased	25	5	28
Securities sold under repurchase agreements	1,511	1,712	1,997
Federal Home Loan Bank advances	4,181	5,368	9,232
Subordinated debentures, revolving credit lines and term loans	9,892	9,048	7,445
Total Interest Expense	37,890	56,009	77,093
NET INTEREST INCOME	143,355	143,569	153,346
Provision for loan losses	22,630	46,483	122,176
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	120,725	97,086	31,170
OTHER INCOME
Service charges on deposit accounts	11,972	13,283	15,128
Fiduciary activities	7,650	7,692	7,409
Other customer fees	10,024	8,990	7,922
Commission income	5,660	6,225	6,397
Earnings on cash surrender value of life insurance	2,596	2,098	1,614
Net gains and fees on sales of loans	7,418	6,806	6,849
Net realized gains on sales of available for sale securities	2,439	3,406	11,141
Other-than-temporary impairment on available for sale securities	(2,788)	(3,049)	(11,134)
Portion of loss recognized in other comprehensive income before taxes	2,388	1,505	4,405
Net impairment losses recognized in earnings	(400)	(1,544)	(6,729)
Other income	1,761	1,588	1,470
Total Other Income	49,120	48,544	51,201
OTHER EXPENSES
Salaries and employee benefits	74,735	73,253	76,325
Net occupancy	10,118	9,935	10,250
Equipment	6,794	7,323	7,595
Marketing	2,002	1,970	2,134
Outside data processing fees	5,671	5,093	6,186
Printing and office supplies	1,242	1,259	1,419
Core deposit amortization	3,548	4,721	5,109
FDIC assessments	5,531	8,121	10,394
Other real estate owned and credit-related expenses	10,614	12,436	9,823
Other expenses	15,683	18,200	22,323
Total Other Expenses	135,938	142,311	151,558
INCOME (LOSS) BEFORE INCOME TAX	33,907	3,319	(69,187)
Income tax expense (benefit)	8,655	(3,590)	(28,424)
NET INCOME (LOSS)	25,252	6,909	(40,763)
Gain on exchange of preferred stock for trust preferred debt		11,353
Loss on CPP unamortized discount	(1,401)	(1,301)
Loss on extinguishment of trust preferred securities	(10,857)
Preferred stock dividends and discount accretion	$(3,981)	(5,239)	(4,979)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$9,013	$11,722	$(45,742)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$0.34	$0.48	$(2.17)
Diluted	$0.34	$0.48	$(2.17)

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	December 31,	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2011	2010	2009
Net income (loss)	$25,252	$6,909	$(40,763)
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of ($10,658), $106, and ($5,587)	19,793	(197)	10,376
Unrealized loss on securities transferred to held-to-maturity, net of tax of $2,864	(5,315)
Unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income, net of tax of $86, $539, and $1,333	160	(1,001)	(2,476)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period, net of tax of $1,146, ($155), and $622	(2,129)	288	(933)
Reclassification adjustment for losses included in net income net of tax of $714, $652, and $1,544	(1,326)	(1,210)	(2,868)
Defined Benefit Pension Plans, net of tax of $2,492, ($526), and ($1,826)
Net Gain Arising During Period	26	156	3,043
Prior Service Cost Arising During Period	(5,722)	583	(326)
Amortization of Prior Service Cost	1,068	50	22
	6,555	(1,331)	6,838
Comprehensive income (loss)	$31,807	$5,578	$(33,925)

The following table represents the components of accumulated other comprehensive income (loss):

	December 31,	December 31,
(Dollars in Thousands)	2011	2010
Net unrealized gain on securities available for sale	$18,244	$5,094

Net unrealized loss on securities available for sale for which a portion of an other- than-temporary impairment has been recognized in income	(3,168)	(3,328)

Net realized gain (loss) on cash flow hedges	(1,841)	288

Defined Benefit Plans	(16,837)	(12,211)

	$(3,602)	$(10,157)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2008	125	$125	21,178,123	$2,647	$202,299	$206,496	$(15,664)	$395,903
Net Loss for 2009						(40,763)		(40,763)
Cash Dividends on Common Stock ($.47 per Share)						(9,985)		(9,985)
Cash Dividends on Preferred Stock under Capital Purchase Program						(4,269)		(4,269)
Warrants issued under Capital Purchase Program					4,245			4,245
Accretion of Discount on Preferred Stock		619				(619)
Preferred Stock issued under Capital Purchase Program	116,000	111,754						111,754
Other Comprehensive Income, Net of Tax							6,838	6,838
Tax Benefit from Stock Options Exercised					60			60
Share-based Compensation			50,564	6	2,288			2,294
Stock Issued Under Employee Benefit Plans			122,572	16	809			825
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			65,015	8	519			527
Stock Options Exercised
Stock Redeemed			(14,059)	(2)	(191)			(193)
Adjustment to issuance of stock related to acquisition			(174,474)	(22)	(3,429)			(3,451)
Balances, December 31, 2009	116,125	$112,498	21,227,741	$2,653	$206,600	$150,860	$(8,826)	$463,785
Comprehensive Income
Net Income						6,909		6,909
Other Comprehensive Income, net of tax							(1,331)	(1,331)
Cash Dividends on Common Stock ($.04 per Share)						(989)		(989)
Cash Dividends on Preferred Stock under Capital Purchase Program						(5,366)		(5,366)
Cumulative Preferred Stock Converted to Trust Preferred Securities	(46,400)	(46,400)						(46,400)
Gain on Exchange of Preferred Stock for Trust Preferred Debt						11,353		11,353
Loss on Capital Purchase Program Unamortized Discount		1,301				(1,301)
Accretion of Discount on Preferred Stock		606				(606)
Private Stock Issuance			4,200,000	525	23,625			24,150
Tax Benefit (Loss) from Stock Options Exercised					(50)			(50)
Share-based Compensation			49,833	6	1,744			1,750
Stock Issued Under Employee Benefit Plans			97,966	12	570			582
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			11,545	2	89			91
Stock Redeemed			(12,834)	(1)	(75)			(76)
Balances, December 31, 2010	69,725	$68,005	25,574,251	$3,197	$232,503	$160,860	$(10,157)	$454,408
Comprehensive Income
Net Income						25,252		25,252
Other Comprehensive Income, net of tax							6,555	6,555
Cash Dividends on Common Stock ($.04 per Share)						(1,067)		(1,067)
Cash Dividends on Preferred Stock under Capital Purchase Program						(3,662)		(3,662)
Accretion of Discount on Preferred Stock		319				(319)
Loss on Capital Purchase Program Unamortized Discount		1,401				(1,401)
Repurchase of Capital Purchase Program Warrants					(368)			(368)
Loss on Extinguishment of Trust Preferred Securities						(10,857)		(10,857)
Equity Adjustment Related to First Merchants Reinsurance Co. LTD						(89)		(89)
Preferred Stock Redeemed under Capital Purchase Program	(69,600)	(69,600)						(69,600)
Preferred Stock issued under the Small Business Lending Fund	90,783	90,783						90,783
Private Stock Issuance			2,822,000	353	20,812			21,165
Share-based Compensation			72,824	9	1,306			1,315
Stock Issued Under Employee Benefit Plans			93,797	12	657			669
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			11,073	1	88			89
Stock Redeemed			(14,238)	(2)	(124)			(126)
Balances, December 31, 2011	90,908	$90,908	28,559,707	$3,570	$254,874	$168,717	$(3,602)	$514,467

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2011	2010	2009
Cash Flow From Operating Activities:
Net income (loss)	$25,252	$6,909	$(40,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	22,630	46,483	122,176
Depreciation and amortization	5,158	5,702	5,962
Change in deferred taxes	8,256	(1,810)	(10,858)
Share-based compensation	1,315	1,750	2,294
Tax expense (benefit) from stock options exercised		50	(60)
Mortgage loans originated for sale	(297,031)	(254,712)	(305,778)
Proceeds from sales of mortgage loans	300,636	241,279	302,037
Gains on sales of securities available for sale	(2,439)	(3,406)	(11,141)
Recognized loss on other-than-temporary-impairment	400	1,544	6,729
Change in interest receivable	951	2,144	3,158
Change in interest payable	(1,337)	(1,449)	(3,133)
Other adjustments	21,693	36,567	(53,013)
Net cash provided by operating activities	$85,484	$81,051	$17,610
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$12,365	$8,809	$(35,202)
Purchases of:
Securities available for sale	(200,688)	(311,465)	(385,697)
Securities held to maturity	(82,700)	(180,311)	(165,844)
Proceeds from sales of securities available for sale	75,930	117,804	309,246
Proceeds from maturities of:
Securities available for sale	60,459	65,688	134,337
Securities held to maturity	45,595	40,825	38,568
Proceeds from sales of mortgages			33,452
Change in Federal Reserve and Federal Home Loan Bank stock	2,614	4,692	(4,257)
Purchase of bank owned life insurance	(25,000)
Net change in loans	61,363	345,518	296,416
Proceeds from the sale of other real estate owned	13,612	20,641	39,595
Other adjustments	8,287	(2,348)	(2,125)
Net cash provided by (used in) investing activities	$(28,163)	$109,853	$258,489
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$68,803	$84,993	$184,228
Certificates of deposit and other time deposits	(203,028)	(352,649)	(366,503)
Borrowings	306,535	2,382	126,587
Repayment of borrowings	(252,509)	(65,247)	(294,715)
Dividends on common stock	(1,067)	(989)	(9,985)
Dividends on preferred stock	(3,662)	(4,931)	(4,269)
Stock issued in private equity placement	21,165	24,150
Stock issued under employee benefit plans	669	582	825
Stock issued under dividend reinvestment and stock purchase plans	89	91	527
Cumulative preferred stock issued (CPP)			116,000
Cumulative preferred stock issued (SBLF)	90,783
Cumulative preferred stock redeemed (CPP)	(69,600)
Repurchase of stock warrant (CPP)	(368)
Tax (expense) benefit from stock options exercised		(50)	60
Stock redeemed	(126)	(76)	(193)
Net cash used in financing activities	$(42,316)	$(311,744)	$(247,438)
Net Change in Cash and Cash Equivalents	15,005	(120,840)	28,661
Cash and Cash Equivalents, January 1	58,307	179,147	150,486
Cash and Cash Equivalents, December 31	$73,312	$58,307	$179,147
Additional cash flows information:
Interest paid	$39,227	$57,458	$80,226
Income tax paid (refunded)	(2,977)	(17,674)	3,184
Exchange of preferred stock for trust preferred debt		46,400
Loans transferred to other real estate owned	14,188	32,950	42,708

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation (the “Corporation”), and its wholly owned subsidiaries, First Merchants Bank, N.A. (the “Bank”), and First Merchants Insurance Services, Inc. operating as First Merchants Insurance Group (“FMIG”), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.

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

Effective April 1, 2009, the Corporation adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10).  Available for sale and held to maturity securities are evaluated for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interest, including certain non-agency government-sponsored mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10.

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

AVAILABLE FOR SALE SECURITIES continued

If the intent is to sell or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date.

Prior to the adoption of accounting guidance on April 1, 2009, management considered, in determining whether OTTI exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For equity securities, when the Corporation has decided to sell an impaired available for sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Corporation recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

HELD TO MATURITY SECURITIES are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.  For held to maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

LOANS held in the Corporation’s portfolio are carried at the principal amount outstanding. Certain non-accrual and substantially delinquent loans may be considered to be impaired. A loan is impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. In applying the provisions of ASC 310, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectable. Interest income is subsequently recognized only to the extent cash payments are received and the loan is returned to accruing status. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

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

ALLOWANCE FOR LOAN LOSSES is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation’s strategy for credit risk management includes conservative credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a regional geographic, industry and customer level, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in ASC 310. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

ALLOWANCE FOR LOAN LOSSES continued

The historical allocation for commercial loans graded pass are established by loan segments using loss rates based on the Corporation’s migration analysis. This migration analysis shows the loss rates for each segment of loans based on the loan grades at the beginning of the twelve month period. This loss rate is then applied to the current portfolio of loans in each respective loan segment.

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

PENSION benefits are provided to the Corporation’s employees. Its accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the balance sheet. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in Note 17. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

INTANGIBLE ASSETS that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over three to twenty years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

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

Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation has historically elected to test for goodwill impairment as of September 30 of each year.  Based on the economic environment, earnings and stock price in 2011, the Corporation used a third party to evaluate goodwill for impairment as of October 1, 2011. The methodology and results of the test are further discussed in the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.  An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The tests for impairment fair values are based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could have a significant impact on the carrying values of goodwill or intangibles and could result in impairment losses being recorded in future periods.

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

As part of the asset/liability management program, the Corporation will utilize, from time to time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated statements of operations or other comprehensive income (“OCI”) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

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

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2007.

STOCK OPTION AND RESTRICTED STOCK AWARD PLANS are maintained by the Corporation. The compensation costs are recognized for stock options and restricted stock awards issued to employees and directors based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options.  The market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the appropriate service period, which is generally two or three years.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

RESTRICTION ON CASH AND DUE FROM BANKS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2011, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

Effective October 3, 2008, the FDIC’s insurance limits temporarily increased to $250,000. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law, which, in part permanently raised the standard maximum deposit insurance amount to $250,000.  At December 31, 2011, the Corporation’s interest-bearing cash accounts held at other institutions exceeded federally insured limits by approximately $12,037,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

On November 9, 2010, the FDIC implemented section 343 of the Dodd-Frank Act providing unlimited insurance coverage on noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The Corporation’s noninterest-bearing transaction deposits at other institutions of approximately $10,320,000 are fully insured.

Additionally, the Corporation had approximately $36,963,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2011, was $23,668,000.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
U.S. Government-sponsored agency securities	$99	$18		$117
State and municipal	136,857	10,496		147,353
U.S. Government-sponsored mortgage-backed securities	358,928	10,086	$16	368,998
Corporate Obligations	5,765		5,572	193
Equity securities	1,830			1,830
Total available for sale	503,479	20,600	5,588	518,491
Held to maturity at December 31, 2011
State and municipal	120,171	3,785		123,956
U.S. Government-sponsored mortgage-backed securities	307,738	10,775		318,513
Total held to maturity	427,909	14,560		442,469
Total Investment Securities	$931,388	$35,160	$5,588	$960,960

Available for sale at December 31, 2010
U.S. Government-sponsored agency securities	$600	$16		$616
State and municipal	233,622	7,108	$740	239,990
U.S. Government-sponsored mortgage-backed securities	293,311	4,293	2,287	295,317
Corporate Obligations	5,856		5,674	182
Equity securities	3,265			3,265
Total available for sale	536,654	11,417	8,701	539,370
Held to maturity at December 31, 2010
State and municipal	10,070	389	5	10,454
U.S. Government-sponsored mortgage-backed securities	277,357	2,064	3,605	275,816
Total held to maturity	287,427	2,453	3,610	286,270
Total Investment Securities	$824,081	$13,870	$12,311	$825,640

In August of 2011, the Corporation transferred selected state and municipal securities from available for sale to held to maturity.  The cost basis of the securities was $97.3 million prior to the transfer and was increased by the $8.5 million in unrealized gains to $105.8 million.   The Corporation does not intend to sell the securities; therefore, the securities were transferred to held to maturity.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The historical cost of these investments totaled $11,925,000 and $273,853,000 at December 31, 2011 and 2010, respectively.  Total fair value of these investments was $6,339,000  and $261,542,000, which is approximately 0.7  and  31.6 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2011 and 2010, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 3

INVESTMENT SECURITIES continued

Except as discussed below, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2011.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $5.7 million and a fair value of $163,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

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

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in government-sponsored mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not, the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2011.  As noted in the table above, the government-sponsored mortgage-backed securities portfolio contains unrealized losses of $16,000 on two securities in the available for sale portfolio.

Corporate Obligations

The Corporation’s unrealized losses on trust preferred securities total $5.6 million on a book value of $5.7 million. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. The Corporation has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. The Corporation has recognized a loss of $400,000 in 2011, equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not, the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at December 31, 2011.

Certain Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors.  The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in 2011	Accumulated Credit Losses in 2010
Credit losses on debt securities held:
Balance, January 1	$10,955	$9,411
Additions related to other-than-temporary losses not previously recognized	400	1,544
Balance, December 31	$11,355	$10,955

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 3

INVESTMENT SECURITIES continued

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2011
State and municipal
U.S. Government-sponsored mortgage-backed securities	$6,176	$(16)			$6,176	$(16)
Corporate obligations			$163	$(5,572)	163	(5,572)
Total Temporarily Impaired Investment Securities	$6,176	$(16)	$163	$(5,572)	$6,339	$(5,588)

Temporarily Impaired Investment
Securities at December 31, 2010
State and municipal	$31,796	$(745)			$31,796	$(745)
U.S. Government-sponsored mortgage-backed securities	229,441	(5,892)	$154		229,595	(5,892)
Corporate obligations			151	$(5,674)	151	(5,674)
Total Temporarily Impaired Investment Securities	$261,237	$(6,637)	$305	$(5,674)	$261,542	$(12,311)

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2011
Due in one year or less	$4,384	$4,456	$1,835	$1,835
Due after one through five years	12,231	12,822	4,533	4,593
Due after five through ten years	28,048	30,365	44,735	46,182
Due after ten years	98,058	100,020	69,068	71,346
	$142,721	$147,663	$120,171	$123,956

U.S. Government-sponsored mortgage-backed securities	358,928	368,998	307,738	318,513
Equity securities	1,830	1,830
Total Investment Securities	$503,479	$518,491	$427,909	$442,469

Securities with a carrying value of approximately $299,478,000, $271,091,000 and $261,691,000  were pledged at December 31, 2011, 2010 and 2009, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Gross gains of $2,439,000, $3,636,000 and $11,158,000 in 2011, 2010 and 2009, respectively, and gross losses of $0, $230,000 and $17,000 in 2011, 2010 and 2009, respectively, were realized on sales of available for sale securities.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial and residential real estate, auto and small consumer lending.  The following tables show the composition of the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale at December 31, 2011, and December 31, 2010, were $17,864,000 and $21,469,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31,	December 31,
	2011	2010
Loans:
Commercial and industrial loans	$532,523	$530,322
Agricultural production financing and other loans to farmers	104,526	95,516
Real estate loans
Construction	81,780	106,615
Commercial and farm land	1,194,230	1,229,037
Residential	481,493	522,051
Home Equity	191,631	201,969
Individuals loans for household and other personal expenditures	84,172	115,295
Lease financing receivables, net of unearned income	3,555	5,157
Other loans	39,505	29,721
	2,713,415	2,835,683
Allowance for loan losses	(70,898)	(82,977)
Total Loans	$2,642,517	$2,752,706

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

The amount provided for loan losses in a given period may be greater than or less than net loan losses, and is based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision for loan losses in a given period is based on management’s continuing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and an independent loan review.  The evaluation takes into consideration identified credit problems, the possibility of losses inherent in the loan portfolio that are not specifically identified and management’s judgment as to the impact of current economic conditions on the portfolio.

Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2011.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as estimates about the effect of uncertain matters are needed.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

The historical loss allocation for loans not deemed impaired according to ASC 310 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  The historical look back period for non-criticized loans looks to the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans.  Each of the rolling four quarter periods used to obtain the average, includes all charge offs for the previous twelve-month period; therefore, the historical look back period includes seven quarters. The resulting allocation is reflective of current conditions.  Criticized loans are grouped based on the risk grade assigned to the loan.  Loans with a special mention grade are assigned a loss factor and loans with a classified grade, but not impaired, are assigned a separate loss factor.  The loss factor computation for this allocation includes a segmented historical loss migration analysis of criticized risk grades to charge off.

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

LOANS AND ALLOWANCE continued

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

The following table summarizes changes in the allowance for loan losses by loan segment for the year ended December 31, 2011:

	Twelve Months Ended December 31, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$32,508	$36,341	$3,622	$10,408	$98	$82,977
Provision for losses	(13,787)	28,574	(221)	8,166	(102)	22,630
Recoveries on loans	8,828	2,811	942	1,176	7	13,764
Loans charged off	(9,818)	(29,807)	(1,441)	(7,407)		(48,473)
Balances, December 31, 2011	$17,731	$37,919	$2,902	$12,343	$3	$70,898

The following table summarize the changes in the allowance for loan losses for the years indicated:

	2010	2009
Allowance for loan losses:
Balance, January 1	$92,131	$49,543
Provision for losses	46,483	122,176
Adjustment related to acquisition		2,040
Recoveries on loans	11,935	7,966
Loans charged off	(67,572)	(89,594)
Balance, December 31, 2010	$82,977	$92,131

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

LOANS AND ALLOWANCE continued

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment for the years indicated:

	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$4,701	$2,504		$733		$7,938
Collectively evaluated for impairment	13,030	35,415	$2,902	11,610	$3	62,960
Total Allowance for Loan Losses	$17,731	$37,919	$2,902	$12,343	$3	$70,898

Loan Balances:
Individually evaluated for impairment	$18,793	$51,980		$12,546		$83,319
Collectively evaluated for impairment	657,760	1,224,031	$84,172	660,578	$3,555	2,630,096
Total Loans	$676,553	$1,276,011	$84,172	$673,124	$3,555	$2,713,415

	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$5,726	$7,545		$643		$13,914
Collectively evaluated for impairment	26,782	28,796	$3,622	9,765	$98	69,063
Total Allowance for Loan Losses	$32,508	$36,341	$3,622	$10,408	$98	$82,977

Loan Balances:
Individually evaluated for impairment	$28,965	$77,705		$9,534		$116,204
Collectively evaluated for impairment	626,594	1,257,947	$115,295	714,486	$5,157	2,719,479
Total Loans	$655,559	$1,335,652	$115,295	$724,020	$5,157	$2,835,683

Information on non-performing assets, including non-accruing, real estate owned and renegotiated loans, plus accruing loans contractually past due 90 days or more, is summarized below:

	December 31,	December 31,
	2011	2010
Non-Performing Assets:
Non-accrual loans	$69,592	$90,591
Renegotiated loans	14,308	7,139
Non-performing loans (NPL)	83,900	97,730
Real estate owned and repossessed assets	16,289	20,927
Non-performing assets (NPA)	100,189	118,657
90+ days delinquent and still accruing	580	1,330
NPAS & 90+ days delinquent	$100,769	$119,987

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.  Payments received on impaired accruing or delinquent loans are applied to interest income as accrued.

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31,	December 31,
	2011	2010
Commercial and Industrial	$12,246	$9,812
Agriculture production financing and other loans		544
Real Estate Loans:
Construction	8,990	17,164
Commercial and farm land	31,093	45,308
Residential	14,805	15,115
Home Equity	1,896	2,648
Individuals loans for household and other personal expenditures	1
Lease financing receivables, net of unearned income
Other Loans	561
Total	$69,592	$90,591

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

LOANS AND ALLOWANCE continued

Impaired loans include all commercial non-accrual loans and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing commercial loans that are contractually past due 90 days or more. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.

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

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of December 31, 2011 and December 31, 2010:

	December 31,2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$23,364	$10,116		$13,399	$615
Agriculture production financing and
other loans to farmers
Real Estate Loans:
Construction	14,301	7,701		8,836
Commercial and farm land	49,242	34,571		39,032	591
Residential	7,491	6,185		6,539	20
Home equity	4,425	1,241		1,500	15
Individuals loans for household and
other personal expenditures
Lease financing receivables, net of
unearned income
Other loans	99	21		24
Total	$98,922	$59,835		$69,330	$1,241

Impaired loans with related allowance:
Commercial and industrial	$8,691	$8,104	$4,142	$8,196	$174
Agriculture production financing and
other loans to farmers
Real Estate Loans:
Construction	961	961	321	961
Commercial and farm land	12,115	8,748	2,183	10,028	140
Residential	1,888	1,575	391	1,687	7
Home equity
Individuals loans for household and
other personal expenditures
Lease financing receivables, net of
unearned income
Other loans	579	552	559	590
Total	$24,234	$19,940	$7,596	$21,462	$321
Total Impaired Loans	$123,156	$79,775	$7,596	$90,792	$1,562

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

In addition to the impaired loans outlined above, the Corporation has identified $3,544,000 in non-accrual residential mortgage loans which have been deemed impaired in accordance with ASC 310.  Specific reserves totaling $342,000 have been set on nine of these loans with a total principal balance of $1,104,000.

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

●
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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

LOANS AND ALLOWANCE continued

The following tables summarize the credit quality of the Corporation’s loan portfolio, by loan class for the years indicated.  Consumer Non-Performing loans include accruing consumer loans 90 plus days delinquent and consumer non-accrual loans.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified date.

	December 31, 2011
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total Loans
Commercial and Industrial	$478,885	$22,405	$28,025	$3,208				$532,523
Agriculture production financing and other loans	101,289	1,582	1,655					104,526
Real Estate Loans:
Construction	47,611	3,672	22,376			$7,762	$359	81,780
Commercial and farm land	1,033,397	54,697	103,330	1,724		1,035	47	1,194,230
Residential	139,237	9,175	16,699	500		308,306	7,576	481,493
Home Equity	15,912	499	3,317			170,776	1,127	191,631
Individuals loans for household and other personal expenditures						84,121	51	84,172
Lease financing receivables, net of unearned income						3,555		3,555
Other Loans	38,917	15	21	552				39,505
Total	$1,855,248	$92,045	$175,423	$5,984		$575,555	$9,160	$2,713,415

	December 31, 2010
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total Loans
Commercial and Industrial	$454,305	$19,928	$53,199	$2,870	$20			$530,322
Agriculture production financing and other loans	92,293	574	2,649					95,516
Real Estate Loans:
Construction	66,918	10,100	28,167	1,430				106,615
Commercial and farm land	1,038,861	38,676	146,213	5,287				1,229,037
Residential	144,163	9,220	18,747	1,169		$340,932	$7,820	522,051
Home Equity	17,913	283	2,872	524		178,470	1,907	201,969
Individuals loans for household and other personal expenditures						115,239	56	115,295
Lease financing receivables, net of unearned income	280		18			4,859		5,157
Other Loans	27,642	1,295	784					29,721
Total	$1,842,375	$80,076	$252,649	$11,280	$20	$639,500	$9,783	$2,835,683

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

LOANS AND ALLOWANCE continued

The following tables show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non- Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and Industrial	$518,764	$1,332	$135	$46	$12,246	$13,759	$532,523
Agriculture production financing and other loans	104,464	62				62	104,526
Real Estate Loans:
Construction	69,305	328	3,126	31	8,990	12,475	81,780
Commercial and farm land	1,140,897	16,457	5,783		31,093	53,333	1,194,230
Residential	458,925	5,485	2,087	191	14,805	22,568	481,493
Home Equity	187,788	1,096	590	261	1,896	3,843	191,631
Individuals loans for household and other personal expenditures	82,837	1,075	208	51	1	1,335	84,172
Lease financing receivables, net of unearned income	3,555						3,555
Other Loans	38,944				561	561	39,505
Total	$2,605,479	$25,835	$11,929	$580	$69,592	$107,936	$2,713,415

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non- Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and Industrial	$518,683	$1,477	$211	$139	$9,812	$11,639	$530,322
Agriculture production financing and other loans	94,972				544	544	95,516
Real Estate Loans:
Construction	86,710	1,543	996	202	17,164	19,905	106,615
Commercial and farm land	1,171,580	6,769	5,380		45,308	57,457	1,229,037
Residential	498,066	5,261	3,363	246	15,115	23,985	522,051
Home Equity	196,276	1,825	534	686	2,648	5,693	201,969
Individuals loans for household and other personal expenditures	112,760	1,989	489	57		2,535	115,295
Lease financing receivables, net of unearned income	5,157						5,157
Other Loans	29,721						29,721
Total	$2,713,925	$18,864	$10,973	$1,330	$90,591	$121,758	$2,835,683

See the information regarding the analysis of loan loss experience in the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

LOANS AND ALLOWANCE continued

The following tables summarize troubled debt restructurings that occurred during the period ended December 31, 2011:

	Pre-Modification	Post-Modification	Number
	Recorded Balance	Recorded Balance	of Loans
Commercial and Industrial	$4,023	$4,033	17
Agriculture production financing and other loans
Real Estate Loans:
Construction	791	726	5
Commercial and farm land	17,297	15,260	19
Residential	6,892	7,076	52
Individuals loans for household and other personal expenditures	90	94	9
Other Loans	12	12	1
Total	$29,105	$27,201	103

	Balance as of December 31, 2011
	Term	Rate		Total
	Modification	Modification	Combination	Modification
Commercial and Industrial	$3,816		$118	$3,934
Agriculture production financing and other loans
Real Estate Loans:
Construction	581	$125	17	723
Commercial and farm land	10,338	954	2,810	14,102
Residential	5,610	99	1,022	6,731
Home Equity	55		34	89
Individuals loans for household and other personal expenditures
Lease financing receivables, net of unearned income
Other Loans	12			12
Total	$20,412	$1,178	$4,001	$25,591

Loans secured by commercial and farm real estate made up 57 percent of the post-modification balances of the troubled debt restructured loans in the twelve months ending December 31, 2011.  The second largest class of troubled debt restructurings in 2011 was residential real estate loans, including home equity, accounting for 26 percent of the total.

The following table summarizes troubled debt restructures that occurred between January 1, 2011, and December 31, 2011, that subsequently defaulted during the period:

	Twelve Months Ended
	December 31, 2011
	Number of Loans	Recorded Balance
Commercial and Industrial	3	$471
Agriculture production financing and other loans
Real Estate Loans:
Commercial and farm land	3	1,951
Residential	7	557
Individuals loans for household and other personal expenditures	1	5
Other
Total	14	$2,984

For potential consumer loan restructures, impairment evaluation occurs prior to modification.  Any subsequent impairment is typically addressed through the charge off process, or may be addressed through a specific reserve.  Consumer troubled debt restructurings are generally included in the general historical allowance for loan loss at the post modification balance.  Consumer non-accrual and delinquent troubled debt restructurings are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation.  Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for impairment under ASC 310.  Any resulting specific reserves are included in the allowance for loan losses. Commercial 30 – 89 day delinquent troubled debt restructurings are included in the calculation of the delinquency trend environmental allowance allocation. All commercial non-impaired loans, including non-accrual and 90+ day delinquents, are included in the ASC 450 loss migration analysis.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

PREMISES AND EQUIPMENT

	2011	2010
Cost at December 31:
Land	$14,296	$14,296
Buildings and Leasehold Improvements	62,317	60,736
Equipment	39,789	44,308
Total Cost	116,402	119,340
Accumulated Depreciation and Amortization	(65,389)	(66,890)
Net	$51,013	$52,450

The Corporation is committed under various noncancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2011, 2010 and 2009 was $2,636,000, $2,801,000 and $2,555,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2011, expiring at various dates through the year 2018 are as follows for the years ending December 31:

2012	$2,273
2013	1,938
2014	1,740
2015	1,534
2016	1,166
After 2016	741
Total Future Minimum Obligations	$9,392

NOTE 6

GOODWILL

The carrying amount of goodwill at December 31, 2011 and 2010 was $141,357,000 respectively.  No impairment loss was recorded in 2011 and 2010.  The impact of deteriorating economic conditions has significantly impacted the banking industry in 2010 and 2011 and has impacted the financial results of the Corporation.  The Corporation tested goodwill for impairment during 2010 and 2011.  In both valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

NOTE 7

CORE DEPOSIT AND OTHER INTANGIBLES

The carrying basis and accumulated amortization of recognized core deposit and other intangibles at December 31 were:

	2011	2010
Gross carrying amount	$45,422	$45,422
Accumulated amortization	(36,308)	(32,760)
Core Deposit and Other Intangibles	$9,114	$12,662

Amortization expense for the years ended December 31, 2011, 2010 and 2009, was $3,548,000, $4,721,000 and $5,109,000, respectively. Estimated amortization expense for each of the following five years is:

2012	$1,858
2013	1,441
2014	1,437
2015	1,437
2016	1,399
After 2016	1,542
$9,114

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 8

DEPOSITS

	December 31,	December 31,
	2011	2010
Demand Deposits	$1,438,513	$1,362,927
Savings Deposits	757,166	763,949
Certificates and Other Time Deposits of $100,000 or more	264,787	334,748
Other Certificates and Time Deposits	551,247	661,569
Brokered Deposits	122,942	145,687
Total Deposits	$3,134,655	$3,268,880

Certificates and Other Time Deposits Maturing in Years Ending December 31:
2012	$519,025
2013	274,365
2014	70,387
2015	33,814
2016	39,530
After 2016	1,855
$938,976

NOTE 9

BORROWINGS

	December 31,	December 31,
	2011	2010
Securities Sold Under Repurchase Agreements	$156,305	$109,871
Federal Home Loan Bank Advances	138,095	82,684
Subordinated Debentures and Term Loans	194,974	226,440
Total Borrowings	$489,374	$418,995

Securities sold under repurchase agreements consist of obligations of the Bank to other parties. The obligations are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2011 and 2010 totaled $162,315,000 and $117,571,000, respectively, and the average of such agreements totaled $120,415,000 and $107,573,000 during 2011 and 2010, respectively.

Included in the outstanding balance of Federal Home Loan Bank advances are $48,000,000 and $51,000,000 of putable advances as of December 31, 2011 and 2010 respectively. Maturities of securities sold under repurchase agreements; Federal Home Loan Bank advances, subordinated debentures and term loans as of December 31, 2011, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2012	$146,305	$49,785	$79,148
2013		217
2014	10,000	26,207
2015		27,000	55,000
2016		29,009
After 2016		5,877	60,826
	$156,305	$138,095	$194,974

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

BORROWINGS continued

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multifamily loans in an amount equal to at least 155 percent of these advances depending on the type of collateral pledged. Advances, with interest rates from 0.86 to 6.81 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2011, was $94,812,000.

Subordinated Debentures and Term Loans. Five borrowings were outstanding on December 31, 2011, for $194,974,000.

●
First Merchants Capital Trust III. The Corporation entered into a junior subordinated debenture on June 30, 2010 for $47,835,000, subsequent to an Exchange Agreement with the United States Department of the Treasury (the “Treasury”) whereby the Treasury exchanged 46,400 shares of the Corporation’s Preferred Stock for 46,400 shares of trust preferred securities, issued by First Merchants Capital Trust III. The Trust used 46,400 shares of tendered preferred stock and $1.4 million in proceeds from the sale of Common Securities to the Corporation to purchase the debentures. On September 22, 2011, the Corporation redeemed the Capital Securities and Debentures pursuant to a Repurchase Letter agreement with the Treasury. For more information related to this debt repayment, see Note 15. Regulatory Capital, Equity Offering and Capital Purchase Program in the Notes to Consolidated Condensed Financial Statements of this Annual Report on Form 10-K.

●
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

●
CNBC Statutory Trust I. As part of the March 1, 2003, acquisition of CNBC Bancorp, the Corporation assumed $4,124,000 of a junior subordinated debenture entered into on February 22, 2001. The subordinated debenture of $4,124,000 will mature on February 22, 2031. Interest is fixed at 10.2 percent and payable on February 22 and August 22 of each year. The Corporation may redeem the debenture, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.1 percent of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System. The Corporation holds all of the outstanding common securities of CNBC Statutory Trust I.

●
Bank of America, N.A. The Corporation currently has a $55 million credit facility with Bank of America, N.A. comprised of (a) a term loan in the principal amount of $5 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50 million (the “Subordinated Debt”).  Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015.  The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank.

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement. At December 31, 2011, the Corporation failed to meet the minimum return on average total assets covenant of 0.75 percent.

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

●
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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

BORROWINGS continued

Subordinated Debentures and Term Loans. Six borrowings were outstanding on December 31, 2010, for $226,440,000.

●
First Merchants Capital Trust III. The Corporation entered into a junior subordinated debenture on June 30, 2010 for $47,835,000. The Corporation may redeem the debenture, in whole or in part, at its option while the Capital Securities or this Security are held by the United States Department of the Treasury in conjunction with Troubled Asset Relief Program assistance provided to the Corporation, or at any time on or after June 30, 2015, subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest is fixed at 5.00 percent for the period from the date of issuance through February 19, 2014, and thereafter, at a fixed rate of 9 percent. Interest is payable in February, May, August and November of each year. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust III.

●
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

●
CNBC Statutory Trust I. As part of the March 1, 2003, acquisition of CNBC Bancorp, the Corporation assumed $4,124,000 of a junior subordinated debenture entered into on February 22, 2001. The subordinated debenture of $4,124,000 will mature on February 22, 2031. Interest is fixed at 10.2 percent and payable on February 22 and August 22 of each year. The Corporation may redeem the debenture, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.1 percent of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System. The Corporation holds all of the outstanding common securities of CNBC Statutory Trust I.

●
Bank of America, N.A. The Corporation currently has a $55 million credit facility with Bank of America, N.A. comprised of (a) a term loan in the principal amount of $5 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50 million (the “Subordinated Debt”).  Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015.  The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank.

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

●
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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2011 and December 31, 2010.

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$424	Other Assets	$1,393	Other Liabilities	$2,305	Other Liabilities

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$5,241	Other Assets	$3,718	Other Liabilities	$5,492	Other Liabilities	$3,876

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.  As of December 31, 2011, the Corporation had two interest rate swaps with a notional of $26 million and one interest rate cap with a notional of $13 million that were designated as cash flow hedges.  As of December 31, 2010, the Corporation had one interest rate swap with a notional of $13 million and one interest rate cap with a notional of $13 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows convert from a fixed rate to variable rate in September 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011 and 2010, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation does not expect to reclassify any amounts from accumulated other comprehensive income to interest.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2011, the notional amount of customer-facing swaps was approximately $111,191,000.  This amount is offset with third party counterparties, as described above.  During the years ended December 31, 2011 and 2010, the Corporation recognized a net loss of $94,000 and $134,000, respectively, related to the changes in fair value of these swaps.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES continued

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the twelve months ended December 31, 2011	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the twelve months ended December 31, 2010
Interest Rate Products	Interest Income
	Other Income		$442
			$442

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the twelve months ended December 31, 2011	Amount of Gain (Loss) Recognized in Income on Derivative for the twelve months ended December 31, 2010
Interest Rate Contracts	Other income	$(94)	$(134)

The Corporation’s exposure to credit risk occurs because of nonperformance by its counterparties.  The counterparties approved by the Corporation are usually financial institutions, which are well capitalized and have credit ratings through Moody’s and/or Standard & Poor’s, at or above investment grade.  The Corporation’s control of such risk is through quarterly financial reviews, comparing mark-to-market values with policy limitations, credit ratings and collateral pledging.

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well/adequate capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts.

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations.

As of December 31, 2011, the termination value of derivatives in a net liability position related to these agreements was $7,949,000. As of December 31, 2011, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6,456,000. If the Corporation had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at their termination value.

NOTE 11

FAIR VALUES OF FINANCIAL INSTRUMENTS

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 11

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability. Inputs can be observable or unobservable. Observable inputs are those assumptions which market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from a source independent of the Corporation. Unobservable inputs are assumptions based on the Corporation’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date. All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy which gives the highest ranking to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs for which there is little or no market activity (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted prices for similar assets; (ii) observable inputs for the asset or liability, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation considers an input to be significant if it drives 10 percent or more of the total fair value of a particular asset or liability.

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

Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, government-sponsored mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, corporate obligations and equity securities. Level 3 fair value on state and municipal, corporate obligations and equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Corporate Obligations

The pooled trust preferred securities in the portfolio fall within the scope of ASC 325-10 (formerly EITF 99-20) and include $5.7 million amortized cost, with a fair value of $163,000. These securities were rated A or better at inception, but at December 31, 2011, Moody’s ratings on these securities range from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the process details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. For 2011, OTTI losses were $2.8 million, of which $400,000 was recorded as expense and an unrealized gain of $2.4 million was recorded in other comprehensive income.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 11

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in Note 10. DERIVATIVE FINANCIAL INSTRUMENTS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The fair value is estimated by a third party using  inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

In 2011, approximately, $18,711,000 was transferred from Level 2 to Level 3 due to limited availability of similar securities in active markets.  Additionally, the Corporation transferred $97.3 million of selected state and municipal securities from available for sale to held to maturity.  These securities are valued at amortized cost and are no longer classified within the fair value hierarchy.  All securities were previously classified as Level 2 in the fair value hierarchy.   The  following table  presents  the  fair  value  measurements  of  assets  and liabilities  recognized in the accompanying balance sheets measured at fair value on a recurring  basis and the level  within the ASC 820-10 fair value  hierarchy in which the fair value measurements fall at December 31, 2011 and 2010.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored agency securities	$117		$117
State and municipal	147,353		126,712	$20,641
U.S. Government-sponsored mortgage-backed securities	368,998		368,998
Corporate obligations	193			193
Equity securities	1,830		1,826	4
Interest rate swap asset	5,241			5,241
Interest rate cap	424			424
Interest rate swap liability	(7,797)			(7,797)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored agency securities	$616		$616
State and municipal	239,990		239,990
U.S. Government-sponsored mortgage-backed securities	295,317		295,317
Corporate obligations	182			$182
Equity securities	3,265		3,261	4
Interest rate swap asset	4,002			4,002
Interest rate cap	1,109			1,109
Interest rate swap liability	(3,876)			(3,876)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for year ended December 31, 2011 and 2010.

	Year Ended
	December 31, 2011
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Beginning Balance	$186	$4,002	$1,109	$(3,876)
Total realized and unrealized gains and losses
Included in net income	(400)	3,827		(3,921)
Included in other comprehensive income	2,029	(2,588)	(685)
Purchases, issuances, and settlements
Transfers in/(out) of Level 3	18,711
Principal payments	312
Ending balance	$20,838	$5,241	$424	$(7,797)

	Year Ended
	December 31, 2010
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Beginning Balance	$2,483	$2,624		$(2,648)
Total realized and unrealized gains and losses
Included in net income	(1,544)	1,094		(1,228)
Included in other comprehensive income	(1,081)	284	$158
Purchases, issuances, and settlements			951
Transfers in/(out) of Level 3
Principal payments	328
Ending balance	$186	$4,002	$1,109	$(3,876)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 11

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2011 and 2010.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$22,885			$22,885
Other real estate owned (collateral dependent)	$7,882			$7,882

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$45,432			$45,432
Other real estate owned (collateral dependent)	$6,314			$6,314

Impaired Loans (collateral dependent) and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2011, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

The estimated fair values of the Corporation’s financial instruments are as follows

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets at December 31:
Cash and cash equivalents	$73,312	$73,312	$58,307	$58,307
Interest-bearing time deposits	52,851	52,851	65,216	65,216
Investment securities available for sale	518,491	518,491	539,370	539,370
Investment securities held to maturity	427,909	442,469	287,427	286,270
Mortgage loans held for sale	17,864	17,864	21,469	21,469
Loans	2,642,517	2,658,227	2,752,706	2,715,924
FRB and FHLB stock	31,270	31,270	33,884	33,884
Interest rate swap asset	5,665	5,665	5,111	5,111
Interest receivable	17,723	17,723	18,674	18,674
Liabilities at December 31:
Deposits	$3,134,655	$3,139,757	$3,268,880	$3,280,489
Borrowings:
Securities sold under repurchase agreements	156,305	157,342	109,871	110,494
FHLB Advances	138,095	141,693	82,684	87,463
Subordinated debentures and term loans	194,974	142,632	226,440	176,259
Interest rate swap liability	7,797	7,797	3,876	3,876
Interest payable	2,925	2,925	4,262	4,262

Cash and cash equivalents:  The fair value of cash and cash equivalents approximates carrying value.

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

NOTE 11

FAIR VALUES OF FINANCIAL INSTRUMENTS continued

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

Derivative instruments:  The fair value of interest rate swaps  reflect the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.  Interest rate caps are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rate of the caps.  The projected cash receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

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

NOTE 12

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2011	2010
Amounts of commitments:
Loan commitments to extend credit	$619,901	$531,752
Standby letters of credit	$28,665	$37,713

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 13

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year.  National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years.  The amount at December 31, 2011, available for 2012 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $14,225,000.

Total stockholders' equity for all subsidiaries at December 31, 2011, was $609,983,000 of which $595,758,000 was restricted from dividend distribution to the Corporation.

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

Equity Offering

On September 9, 2011, the Corporation entered into securities purchase agreements with two investors, pursuant to which the Corporation sold an aggregate of 2,822,000 shares of its common stock in exchange for gross proceeds of approximately $21.2 million. The purchase price for each share of common stock was $7.5. The common stock was issued in a direct private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Preferred Stock

On February 20, 2009, the Corporation entered into a Letter Agreement (Purchase Agreement) with the Unites States Treasury (the “Treasury”), pursuant to which the Corporation sold (a) 116,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“the Series A Preferred Stock”) and (b) a warrant to purchase 991,453 shares of the Corporation’s common stock (the “Warrant”) for an aggregate purchase price of $116 million in cash.

The Preferred Stock qualified as Tier I capital and was to pay cumulative dividends at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter.  The Series A Preferred Stock was non-voting except with respect to certain matters affecting the rights of the holders thereof, and was redeemable by the Corporation after three years.  The Warrant had a ten year term and was immediately exercisable with an exercise price of $17.55 per share of common stock.  Pursuant to the Purchase Agreement, the Treasury had agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

On June 30, 2010, the Corporation entered into an Exchange Agreement with the Treasury whereby the Treasury exchanged 46,400 shares of the Series A Preferred Stock for 46,400 shares of trust preferred securities, having a liquidation amount of $1,000 per share (the “Capital Securities”) issued by the Corporation’s wholly-owned subsidiary trust, First Merchants Capital Trust III, a Delaware Statutory Trust (the “Trust”).  The Trust simultaneously issued 1,435 shares of the Trust’s common securities (the “Common Securities”) to the Corporation for the purchase price of $1.4 million which constituted all of the issued and outstanding common securities of the Trust. The Trust used the tendered Series A Preferred Stock and the proceeds from the sale of the Common Securities to purchase $47.8 million in aggregate principal amount of Fixed Rate Perpetual Junior Subordinated Debentures, Series A issued by the Corporation (the “Debentures”).  The Capital Securities and the Debentures bore interest, payable quarterly, at a rate of five percent until February 20, 2014 when the rate increases to nine percent.  The Capital Securities and Debentures were redeemable by the Corporation upon proper notice and regulatory approval (a) at any time, so long as the Capital Securities were held by the Treasury and (b) at any time after June 30, 2015, if the Capital Securities were held by a person or entity other than the Treasury.  The Series A Preferred Stock, purchased from the Treasury were cancelled.  Following the exchange, the Treasury continued to hold 69,600 shares of Series A Preferred Stock along with the Warrant to initially purchase up to 991,453 shares of the Corporation’s common stock.  This particular exchange resulted in a gain on retirement of Preferred Stock and favorably impacting retained earnings by $10.1 million (net of deferred taxes), which was also considered as part of earnings available to common stockholders in the earnings per common share (“EPS”) computations.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 13

STOCKHOLDERS' EQUITY continued

Preferred Stock continued

The Series B Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The Purchase Agreement defines the dividend rate as a percentage of the liquidation amount, and can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of Qualified Small Business Lending (“QSBL”) by the Bank.  Based upon the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement (the “Baseline”), the dividend rate for the initial dividend period has been set at 5 percent. For the second through tenth dividend periods, the dividend rate may be adjusted to between 1 percent and 5 percent per annum, to reflect the amount of change in the Bank’s level of QSBL. In addition to the dividend, in the event the Bank’s level of QSBL has not increased relative to the Baseline, at the beginning of the tenth calendar quarter, the Corporation will be subject to an additional lending incentive fee equal to 2 percent per annum. For the eleventh dividend period through the eighteenth dividend period, inclusive, and that portion of the nineteenth dividend period before, but not including, the four and one half year anniversary of the date of issuance, the dividend rate will be fixed at between 1 percent and 7 percent per annum based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9 percent.

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

The Series B Preferred Stock may be redeemed at any time at the Corporation’s option, at a redemption price of 100 percent of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

The Series B Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Corporation has agreed to register the Series B Preferred Stock under certain circumstances set forth in Annex E to the Purchase Agreement. The Series B Preferred Stock is not subject to any contractual restrictions on transfer.

Also on September 22, 2011, the Corporation entered into and consummated two letter agreements (each, a “Repurchase Letter”) with the Treasury, pursuant to which the Corporation redeemed, out of the proceeds of the issuance of the Series B Preferred Stock in the amount of $90,782,940 and cash of $25,813,171 (of which $21,165,000 was raised through a private placement of the Corporation’s common stock on September 9, 2011) for an aggregate redemption price of $116,596,111, including accrued but unpaid dividends to the date of redemption: (i) the remaining 69,600 shares of the Corporation’s Series A Preferred Stock, and (ii) all 46,400 Capital Securities held by the Treasury .

The foregoing summary of the terms of the Repurchase Letters is subject to, and qualified in its entirety by, the full text of the Repurchase Letters.

On November 23, 2011, the Corporation also repurchased the Warrant to purchase 991,453 shares of the Corporation’s common stock at an exercise price of $17.55 per share with an expiration date of February 20, 2019 (the “Warrant”) held by the Treasury.  The Corporation was the successful bidder in a private auction for the Warrant conducted by the Treasury with a winning bid of $367,500.

NOTE 14

REGULATORY CAPITAL

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 14

REGULATORY CAPITAL continued

At December 31, 2011, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, a bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively.  It should be noted that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

Actual and required capital amounts and ratios are listed below.

	2011				2010
			Required For				Required For
	Actual		Adequate Capital		Actual		Adequate Capital
December 31,	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Consolidated	$487,393	16.54%	$235,781	8.00%	$476,490	15.74%	$242,195	8.00%
First Merchants	477,805	16.26	235,089	8.00	450,629	14.89	242,088	8.00

Tier I Capital (to Risk-weighted Assets)
Consolidated	$410,132	13.92%	$117,890	4.00%	$388,090	12.82%	$121,098	4.00%
First Merchants	440,909	15.00	117,545	4.00	412,654	13.64	121,044	4.00

Tier I Capital (to Average Assets)
Consolidated	$410,132	10.17%	$161,350	4.00%	$388,090	9.50%	$163,352	4.00%
First Merchants	440,909	10.96	160,848	4.00	412,654	10.14	162,790	4.00

NOTE 15

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $136,867,000, $163,139,000 and $202,757,000 at December 31, 2011, 2010 and 2009, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 16

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on which plan the shares were granted under. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of December 31, 2011, all outstanding DSUs have been converted to RSA’s due to director retirements.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the year ended December 31, 2011, 2010, and 2009 were $1,315,000, $1,750,000, and $2,294,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Statements of Operations.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

SHARE-BASED COMPENSATION continued

The estimated fair value of the stock options granted during 2011, 2010, and 2009 was calculated using a Black-Scholes option pricing model.  The following summarizes the assumptions used in the Black-Scholes model:

	2011		2010		2009
Risk-free interest rate	2.74%		2.38%		2.03%
Expected price volatility	45.43%		43.54%		35.19%
Dividend yield	3.65%		4.02%		3.72%
Forfeiture rate	5.00%		5.00%		4.00%
Weighted-average expected life, until exercise	6.91	years	6.68	years	6.57	years

The Black-Scholes model incorporates assumptions used to value share-based awards. The risk-free rate of interest, for periods equal to the expected life of the option, is based on a U.S. government instrument over a similar contractual term of the equity instrument. Expected price volatility is based on historical volatility of the Corporation’s common stock.  In addition, the Corporation generally uses historical information to determine the dividend yield and weighted-average expected life of the options until exercise. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the year months ended December 31, 2011, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Stock and ESPP Options
Pre-tax compensation expense	$237	$632	$832
Income tax benefit	(21)	(71)	(87)
Stock and ESPP option expense, net of income taxes	$216	$561	$745
Restricted Stock Awards
Pre-tax compensation expense	$1,078	$1,118	$1,462
Income tax benefit	(371)	(391)	(501)
Restricted stock awards expense, net of income taxes	$707	$727	$961
Total Share-Based Compensation:
Pre-tax compensation expense	$1,315	$1,750	$2,294
Income tax benefit	(392)	(462)	(588)
Total share-based compensation expense, net of income taxes	$923	$1,288	$1,706

As of December 31, 2011, unrecognized compensation expense related to stock options and RSAs totaling $57,736 and $1,212,269, respectively, is expected to be recognized over weighted-average periods of 0.59 and 1.39 years, respectively.

Stock option activity under the Corporation's stock option plans, as of December 31, 2011, and changes during the year ended December 31, 2011, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,061,429	$23.01
Granted	52,298	$9.14
Cancelled	(77,856)	$20.25
Outstanding December 31, 2011	1,035,871	$22.57	4.37	88,425
Vested and Expected to Vest at December 31, 2011	1,035,871	$22.57	4.37	88,425
Exercisable at December 31, 2011	955,121	$23.82	4.00	1,350

The weighted-average grant date fair value was $3.09 for stock options granted during the year ended December 31, 2011.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2011.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.  There were no stock options exercised during the year ended December 31, 2011.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

SHARE-BASED COMPENSATION continued

The following table summarizes information on unvested RSAs outstanding as of December 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2011	272,737	$12.46
Granted	144,184	$8.90
Forfeited	(6,010)	$8.81
Vested	(72,824)	$23.24
Unvested RSAs at December 31, 2011	338,087	$8.65

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2011, quarterly offering period of approximately $17,000. The ESPP options vested during the three months ending December 31, 2011, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2011.

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans cover approximately 33 percent of the Corporation’s employees. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage.

The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheet at December 31, using measurement dates of December 31, 2011 and December 31, 2010.

	December 31,	December 31,
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$61,422	$57,852
Service Cost	252	342
Interest Cost	3,208	3,291
Actuarial Loss (Gain)	7,346	3,226
Benefits paid	(3,459)	(3,289)
Benefit obligation at end of year	68,769	61,422
Change in plan assets
Fair value of plan assets at beginning of year	63,275	60,656
Actual return on plan assets	1,726	5,419
Expected return on plan assets
Employer contributions	536	489
Benefits Paid	(3,459)	(3,289)
End of Year	62,078	63,275
Funded Status at End of Year	$(6,691)	$1,853
Assets and Liabilities Recognized in the Balance Sheets:
Deferred Tax Asset	$(10,928)	$7,419
Assets	$	$6,938
Liabilities	$6,691	$5,085
Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic Benefit Cost Consist of:
Accumulated Loss	$(16,310)	$(11,027)
Prior Service Credit	(56)	(71)
	$(16,366)	$(11,098)

The accumulated benefit obligation for all defined benefit plans was $68,729,000 and $61,275,000 at December 31, 2011 and 2010, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

 NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the table below. At the end of 2010, the accumulated benefit obligation of the Retirement Pension Plan, the largest plan, was not in excess of plan assets; therefore, it was not included in the table below in 2010. At the end of 2011, the accumulated benefit obligation of the Retirement Pension Plan was in excess of plan assets, and is included in the table below for 2011.

	December 31,	December 31,
	2011	2010
Projected Benefit Obligation	$68,769	$5,085
Accumulated Benefit Obligation	$68,729	$5,085
Fair Value of Plan Assets	$62,078

The following table shows the components of net periodic pension costs:

	December 31,	December 31,
	2011	2010
Service Cost	$252	$342
Interest Cost	3,208	3,291
Expected Return on Plan Assets	(4,313)	(4,136)
Amortization of Prior Service Costs	25	25
Amortization of Net Loss	1,129	1,026
Net Periodic Pension Cost	$301	$548

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax:

	December 31,	December 31,
	2011	2010
Net Periodic Pension Cost	$301	$548
Net gain (loss)	9,933	1,942
Actuarial gain (loss)	(1,129)	(1,026)
Amortization of prior service (cost) credit	(25)	(25)
Total Recognized in other Comprehensive Income	8,779	891
Total Recognized in NPPC and OCI	$9,080	$1,439

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

	December 31,	December 31,
	2011	2010
Amortization of Net Loss	$(2,319)	$(1,160)
Amortization of Prior Service Cost	(25)	(25)
Total	$(2,344)	$(1,185)

Significant assumptions include:

	December 31,	December 31,
	2011	2010
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.50%	5.40%
Rate of Compensation Increase	4.00%	4.00%
Weighted-average Assumptions Used to Determine Benefit Cost:
Discount Rate	5.40%	5.90%
Expected Return on Plan Assets	7.00%	7.00%
Rate of Compensation Increase	4.00%	3.50%

At December 31, 2011 and December 31, 2010, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS continued

At December 31, 2011, the maturities of the plans’ debt securities ranged from 45 days to 10.83 years, with a weighted average maturity of 5.38 years. At December 31, 2010, the maturities of the plans’ debt securities ranged from 55 days to 12.8 years, with a weighted average maturity of 5.41 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2011. The minimum contribution required in 2012 will likely be zero but the Corporation may decide to make a discretionary contribution during the year.

2012	$3,810
2013	3,937
2014	4,120
2015	4,260
2016	4,249
After 2016	21,781
$42,157

Plan assets are re-balanced quarterly. At December 31, 2011 and 2010, plan assets by category are as follows:

	December 31, 2011		December 31, 2010
	Actual	Target	Actual	Target
Cash and cash equivalents	3.2%	3.0%	5.3%	4.0%
Equity securities	49.7	51.0	51.5	48.0
Debt securities	45.5	44.0	43.2	48.0
Alternative investments	1.6	2.0
	100.0%	100.0%	100.0%	100.0%

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

Beginning in 2005, employees who have completed 1,000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. The amount of a participant’s retirement contribution varies from 2 to 7 percent of salary based upon years of service. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $2,824,000 for 2011, $2,728,000 for 2010 and $2,991,000 for 2009.

The Corporation maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage. The accrued benefits payable under the plans totaled $4,116,000 and $4,475,000 at December 31, 2011 and 2010, respectively. Post retirement plan expense totaled $528,000, $574,000 and $705,000 for the years ending December 31, 2011, 2010 and 2009, respectively.

Pension Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $46,945,000 and include cash and cash equivalents, U.S. companies, U.S. mutual funds, international mutual funds, bond mutual funds and specialty alternative funds.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $15,133,000 and include U.S. Government agencies, taxable municipals and corporate bonds.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2011.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$2,009	$2,009
Equity Securities:
U.S. companies	611	611
U.S. mutual funds	26,508	26,508
International mutual funds	3,701	3,701
Debt Securities:
Bond mutual funds	13,133	13,133
U.S. Government agencies	314		$314
Taxable municipals	7,632		7,632
Corporate bonds	7,186		7,186
Specialty alternative funds	984	984

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 18

INCOME TAX

	2011	2010	2009
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$399	$(1,780)	$(13,387)
State			(4,179)
Deferred:
Federal	8,256	(1,810)	(15,037)
State			4,179
Total Income Tax Expense	$8,655	$(3,590)	$(28,424)

Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 35%	$11,867	$1,162	$(24,216)
Tax-exempt Interest Income	(3,714)	(3,733)	(3,623)
Non-deductible Interest Expense	649	421
Stock Compensation	69	150	205
Earnings on Life Insurance	(899)	(725)	(550)
Tax Credits	(99)	(116)	(758)
Other	782	(749)	518
Actual Tax Expense	$8,655	$(3,590)	$(28,424)

Tax expense applicable to security gains and losses, including unrealized losses relating to other-than-temporary impairment charges, for the years ended December 31, 2011, 2010 and 2009, was $714,000, $652,000 and $1,544,000, respectively.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With a few exceptions, the Corporation is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2008.

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2011	2010
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$29,690	$35,014
Differences in Accounting for Loan Fees	805	641
Differences in Accounting for Loans and Securities		440
Deferred Compensation	7,612	7,423
Difference in Accounting for Pensions and Other Employee Benefits	3,750
Federal & State Income Tax Loss Carryforward and Credits	12,416	14,196
Other	8,796	579
Total Assets	63,069	58,293
Liabilities:
Differences in Depreciation Methods	5,859	5,387
Differences in Accounting for Loans and Securities	42
Difference in Accounting for Pensions and Other Employee Benefits		581
State Income Tax	354	354
Net Unrealized Gain on Securities Available for Sale	8,118	951
Other	1,137	2,827
Total Liabilities	15,510	10,100
Net Deferred Tax Asset Before Valuation Allowance	47,559	48,193
Valuation allowance:
Beginning Balance	(13,258)	(12,680)
Increase During the Year	(2,443)	(578)
Ending Balance	(15,701)	(13,258)
Net Deferred Tax Asset	$31,858	$34,935

The decrease in the Corporation’s net deferred tax asset was primarily driven by significant decreases in the timing differences associated with the deductibility of the provision for loan losses and utilization of the federal net operating loss carryforward.  Additionally, the deferred tax liability associated with the net unrealized gain on securities available for sale increased.  Partially offsetting these changes was an increase in the deferred tax asset associated with pensions and other employee benefits.

The Corporation has recorded a valuation allowance of $15,701,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as discussed in the “INCOME TAXES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as item 7 of this Annual Report on Form 10-K.

As of December 31, 2011, the Corporation had approximately $125,102,000 of state tax loss carryforward available to offset future franchise tax.  This state loss carryforward has a full valuation allowance.

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

	2011			2010			2009
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$25,252			$6,909			$(40,763)
Gain on exchange of preferred stock for trust preferred debt				11,353
Loss on CPP unamortized discount	(1,401)			(1,301)
Loss on extinguishment of trust preferred securities	(10,857)
Preferred stock dividends	(3,981)			(5,239)			(4,979)
Net income (loss) available to common stockholders	9,013	26,550,043	$0.34	11,722	24,519,033	$0.48	(45,742)	21,116,616	$(2.17)
Effect of dilutive stock options and warrants		143,805			123,392
Diluted net income (loss) per share:
Net income (loss) available to common stockholders	$9,013	26,693,848	$0.34	$11,722	24,642,425	$0.48	$(45,742)	21,116,616	$(2.17)

Options to purchase 1,029,577, 1,052,994, and 1,094,383 shares of common stock with weighted average exercise prices of $22.57, $23.01, and $23.51 at December 31, 2011, 2010 and 2009 respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

NOTE 20

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2011 and 2010:

										Average Shares Outstanding		Net Income Per Share
Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Realized Gains on Available for Sale Securities	Loss on Extinguishment of Trust Preferred Securities	Loss on CPP Unamortized Discount	Preferred Stock Dividends and Discount Accretion	Net Income (Loss) Available to Common Stockholders	Basic	Diluted	Basic	Diluted
2011:
March	$46,366	$10,889	$35,477	$5,594	$63			$988	$4,473	25,605,571	25,763,378	$0.17	$0.17
June	45,721	9,874	35,847	5,625	825			990	4,498	25,656,826	25,782,799	0.18	0.18
September	45,085	9,234	35,851	5,556	861	$10,857	$1,401	868	(6,384)	26,367,067	26,367,067	(0.25)	(0.25)
December	44,073	7,893	36,180	5,855	290			1,135	6,426	28,540,469	28,699,505	0.24	0.24
	$181,245	$37,890	$143,355	$22,630	$2,039	$10,857	$1,401	$3,981	$9,013	26,550,043	26,693,848	$0.34	$0.34

										Average Shares Outstanding		Net Income Per Share
Quarter Ended	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Realized Gains (Losses) on Available for Sale Securities	Gain on Exchange of Preferred Stock for Trust Preferred Debt	Loss on CPP Unamortized Discount	Preferred Stock Dividends and Discount Accretion	Net Income Available to Common Stockholders	Basic	Diluted	Basic	Diluted
2010:
March	$51,699	$15,484	$36,215	$13,869	$1,354			$1,450	$136	21,373,405	21,462,175	$0.01	$0.01
June	50,491	14,312	36,179	15,015	(143)	$11,353	$1,301	1,443	8,266	25,523,145	25,633,452	0.35	0.35
September	49,431	13,749	35,682	10,521	(654)			870	765	25,550,222	25,685,538	0.02	0.02
December	47,957	12,464	35,493	7,078	1,305			1,476	2,555	25,571,893	25,737,352	0.10	0.10
	$199,578	$56,009	$143,569	$46,483	$1,862	$11,353	$1,301	$5,239	$11,722	24,519,033	24,642,425	$0.48	$0.48

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation. As the result of merging multiple bank charters into one bank charter throughout 2009 and 2010, all but a few employees and their related expenses were moved from the parent company to the Bank beginning on January 1, 2011.

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets
Cash	$20,654	$31,382
Investment in Subsidiaries	611,809	570,865
Goodwill	448	448
Other Assets	8,540	8,968
Total Assets	$641,451	$611,663
Liabilities
Borrowings	$115,826	$147,188
Other Liabilities	11,158	10,067
Total Liabilities	126,984	157,255
Stockholders' Equity	514,467	454,408
Total Liabilities and Stockholders' Equity	$641,451	$611,663

CONDENSED STATEMENTS OF OPERATIONS

	December 31,	December 31,	December 31,
	2011	2010	2009
Income
Dividends from Subsidiaries	$4,677	$3,256	$14,224
Administrative Services Fees from Subsidiaries		28,489	22,153
Other Income	(11)	190	1,656
Total Income	4,666	31,935	38,033
Expenses
Amortization of Fair Value Adjustments
Interest Expense	7,661	6,816	5,772
Salaries and Employee Benefits	2,688	25,884	22,259
Net Occupancy and Equipment Expenses	31	6,213	5,854
Telephone Expenses	21	918	1,078
Postage and Courier Expenses	1	1,786	1,653
Other Expenses	1,501	5,382	5,901
Total Expenses	11,903	46,999	42,517

Income (Loss) Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	(7,238)	(15,064)	(4,484)
Income Tax Benefit	3,256	5,970	4,948
Income (Loss) Before Equity in Undistributed Income of Subsidiaries	(3,982)	(9,094)	464
Equity in Undistributed (Distributions in Excess of) Income of Subsidiaries	29,234	16,003	(41,227)
Net Income (Loss)	25,252	6,909	(40,763)
Gain on Exchange of Preferred Stock		11,353
Loss on CPP Unamortized Discount	(1,401)	(1,301)
Loss on Extinguishment of Trust Preferred Securities	(10,857)
Preferred Stock Dividends and Discount Accretion	(3,981)	(5,239)	(4,979)
Net Income (Loss) Available to Common Stockholders	$9,013	$11,722	$(45,742)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

CONDENSED FINANCIAL INFORMATION (parent company only) continued

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net Income	$25,252	$6,909	$(40,763)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Share-based Compensation	524	1,750	2,294
Tax Benefit from Share Based Compensation		50	(60)
Distributions in Excess of (Equity in Undistributed) Income of Subsidiaries	(28,530)	(16,003)	41,227
Net Change in:
Other Assets	5,747	3,309	(2,315)
Other Liabilities	1,091	(744)	(19,866)
Investment in Subsidiaries - Operating Activities	(6,593)	(20)	4,809
Net Cash Provided (Used) by Operating Activities	(2,509)	(4,749)	(14,674)
Investing Activities - Investment in Subsidiaries		(12,500)	(58,000)
Net Cash Used in Investing Activities		(12,500)	(58,000)
Financing Activities:
Cash Dividends	(4,729)	(5,920)	(14,254)
Borrowings
Repayment of Borrowings	(46,400)		(20,000)
Preferred stock issued under Capital Purchase Program			116,000
Preferred stock redemption under Capital Purchase Program	(69,600)
Preferred stock issued under Small Business Lending Fund	90,783
Repurchase of Common Stock Warrants under Capital Purchase Program	(368)
Common Stock Issued	21,165	24,150
Stock Issued Under Employee Benefit Plans	669	582	825
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan	89	91	527
Stock Options Exercised
Tax Benefit from Share Based Compensation		(50)	60
Stock Redeemed	(126)	(76)	(193)
Other	298	198
Net Cash Provided (Used) by Financing Activities	(8,219)	18,975	82,965
Net Change in Cash	(10,728)	1,726	10,291
Cash, Beginning of the Year	31,382	29,656	19,365
Cash, End of Year	$20,654	$31,382	$29,656

NOTE 22

SUBSEQUENT EVENTS

On February 10, 2012, the Bank entered into an agreement with the FDIC to purchase approximately $117 million of loans and assume $136 million of deposits in Shelby County Indiana.  Under the Modified Whole Bank transaction without loss share, the FDIC excluded all construction and development loans, all land loans, all non-performing loans including non-accrual, restructured and 90 days past due credits and all OREO balances.  The remaining assets were purchased for a $29 million discount and the deposits were assumed at no premium.

The Bank also acquired the main office building in Shelbyville, Indiana for $1.4 million.  Asset and liability balances are subject to change based on activities between the bid valuation and the purchase dates.  The assets acquired and liabilities assumed are subject to internal adjustment under generally accepted accounting principles.

NOTE 23

ACCOUNTING MATTERS

FASB Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 23

ACCOUNTING MATTERS continued

In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05.  The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, The Corporation will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.

All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The Corporation will apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The eligibility criteria for offsetting are different in IFRS and U.S. GAAP.  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet).  Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP.  Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7).  This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

The Corporation is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Corporation will also provide the disclosures required by those amendments retrospectively for all comparative periods presented.

FASB Accounting Standards Update 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan.  ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan.  Previously, disclosures were limited primarily to the historical contributions made to the plans.

ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans.  For the Corporation, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011.  Early adoption is permissible for both public and nonpublic entities.  ASU 2011-09 should be applied retrospectively for all prior periods presented.

FASB Accounting Standards Update 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Corporation is assessing the impact of ASU 2011-08 on goodwill impairment testing but does not expect an impact on its financial condition or results of operations.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2011, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2011 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2011, which appears below.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's (Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated March 15, 2012, expressed an unqualified opinion thereon.

BKD, LLP

Indianapolis, Indiana
March 15, 2012

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s Proxy Statement dated March 12, 2012 furnished to its stockholders in connection with an annual meeting to be held April 27, 2012 (the “2012 Proxy Statement”), under the captions "BOARD OF DIRECTORS”; “CORPORATE GOVERNANCE”; "BOARD COMMITTEES - AUDIT COMMITTEE"; and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, “Supplemental Information  - Executive Officers of the Registrant” of this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Accounting Officer, Corporate Controller and Corporate Treasurer. It is part of the Corporation’s Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation’s website, which can be accessed at www.firstmerchants.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation’s 2012 Proxy Statement, under the captions, "BOARD COMMITTEES - COMPENSATION AND HUMAN RESOURCES COMMITTEE - Compensation and Human Resources Committee Interlocks and Insider Participation and Compensation and Human Resources Committee Report"; "BOARD COMMITTEES - RISK AND CREDIT POLICY COMMITTEE"; "COMPENSATION OF EXECUTIVE OFFICERS"; and "COMPENSATION OF DIRECTORS" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s 2012 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s 2012 Proxy Statement, under the captions, "CORPORATE GOVERNANCE - BOARD INDEPENDENCE"; and "TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation’s 2012 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2011 and 2010
Consolidated statements of operations, years ended December 31, 2011, 2010 and 2009
Consolidated statements of comprehensive income (loss), years ended December 31, 2011, 2010 and 2009
Consolidated statements of stockholders' equity, years ended December 31, 2011, 2010 and 2009
Consolidated statements of cash flows, years ended December 31, 2011, 2010 and 2009
Notes to consolidated financial statements

(a) 2.           Financial statement schedules:
All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.           Exhibits:

Exhibit No:	Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2011)
3.2	Bylaws of First Merchants Corporation dated October 28, 2009 (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2009)
3.3	First Merchants Corporation Articles of Amendment of the Articles of Incorporation for the Series B Preferred Stock (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)
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

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
4.8	Amended and Restated Declaration of Trust, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.9	Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.10	First Supplemental Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.11	Guarantee Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.12	Form of Capital Securities Certificate of First Merchants Capital Trust III (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 11, 2011 (Incorporated by reference to registrant’s Form 10-K filed on March 16, 2011) (1)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to registrant's Form 10-Q filed on August 11, 2008) (1)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.4	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.5	First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.6	First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.7	First Merchants Corporation Change of Control Agreement, as amended, with Jami L. Bradshaw dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.8	First Merchants Corporation Change of Control Agreement, as amended, with Robert R. Connors dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

FINANCIAL INFORMATION continued

(a) 3.           Exhibits:

Exhibit No:	Description of Exhibits:

10.9	First Merchants Corporation Change of Control Agreement, as amended, with Kimberly J. Ellington dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.10	First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
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
10.23
First Merchants Corporation Share Purchase Agreement with Castle Creek Capital Partners IV, L.P. and Endicott Opportunity Partners III, L.P. dated September 9, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 13, 2011)

10.24
First Merchants Corporation Securities Purchase Agreement with the U.S. Department of Treasury, with respect to the Series B Preferred Stock dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.25
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Designated Preferred Stock dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.26
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Capital Securities dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.27	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (1)
10.28
Purchase and Assumption Agreement – Modified Whole Bank; All Deposits, among Federal Deposit Insurance Corporation, receiver of SCB Bank, Shelbyville, Indiana, the Federal Deposit Insurance Corporation and First Merchants Bank, dated as of February 10, 2012 (Incorporated by reference to registrant’s Form 8-K filed on February 13, 2012)

10.29	First Merchants Corporation repurchase of a warrant held by the U.S. Treasury Department, dated November 23, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 23, 2011)
21	Subsidiaries of Registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm’s report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (2)
99.2	Certification of Principal Executive Officer and Principal Financial Officer required under §111(b)(4) of the EESA (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (3)

(1) Management contract or compensatory plan
(2) Filed herewith.
(3) Furnished herewith.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2012.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 15th day of March, 2012.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive President and Chief
Officer (Principal Financial Officer
Executive Officer) (Principal Financial
and Accounting Officer)

/s/ Jerry R. Engle*	/s/ Michael C. Rechin
Jerry R. Engle, Director	Michael C. Rechin, Director

/s/ Roderick English*	/s/ Charles E. Schalliol*
Roderick English, Director	Charles E. Schalliol, Director

__________________	/s/ Patrick A. Sherman*
Dr. Jo Ann M. Gora, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	__________________
William L. Hoy, Director	Terry L. Walker, Director

/s/ Gary J. Lehman*	/s/ Jean L. Wojtowicz*
Gary J. Lehman, Director	Jean L. Wojtowicz, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

By:	Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact March 15, 2012

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

INDEX TO EXHIBITS

Exhibit No:	Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2011)
3.2	Bylaws of First Merchants Corporation dated October 28, 2009 (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2009)
3.3	First Merchants Corporation Articles of Amendment of the Articles of Incorporation for the Series B Preferred Stock (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)
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

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
4.8	Amended and Restated Declaration of Trust, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.9	Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.10	First Supplemental Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.11	Guarantee Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.12	Form of Capital Securities Certificate of First Merchants Capital Trust III (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 11, 2011 (Incorporated by reference to registrant’s Form 10-K filed on March 16, 2011) (1)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to registrant's Form 10-Q filed on August 11, 2008) (1)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.4	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.5	First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.6	First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.7	First Merchants Corporation Change of Control Agreement, as amended, with Jami L. Bradshaw dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.8	First Merchants Corporation Change of Control Agreement, as amended, with Robert R. Connors dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.9	First Merchants Corporation Change of Control Agreement, as amended, with Kimberly J. Ellington dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.10	First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
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
10.23
First Merchants Corporation Share Purchase Agreement with Castle Creek Capital Partners IV, L.P. and Endicott Opportunity Partners III, L.P. dated September 9, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 13, 2011)

10.24
First Merchants Corporation Securities Purchase Agreement with the U.S. Department of Treasury, with respect to the Series B Preferred Stock dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.25
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Designated Preferred Stock dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.26
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Capital Securities dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.27	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (1)
10.28
Purchase and Assumption Agreement – Modified Whole Bank; All Deposits, among Federal Deposit Insurance Corporation, receiver of SCB Bank, Shelbyville, Indiana, the Federal Deposit Insurance Corporation and First Merchants Bank, dated as of February 10, 2012 (Incorporated by reference to registrant’s Form 8-K filed on February 13, 2012)

10.29	First Merchants Corporation repurchase of a warrant held by the U.S. Treasury Department, dated November 23, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 23, 2011)
21	Subsidiaries of Registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm’s report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (2)
99.2	Certification of Principal Executive Officer and Principal Financial Officer required under §111(b)(4) of the EESA (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (3)

(1) Management contract or compensatory plan
(2) Filed herewith.
(3) Furnished herewith.