Form 10-Q
period 2012-03-31
FIRST MERCHANTS CORP
filed 2012-05-10
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 28,623,529 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION
FORM 10Q

FIRST MERCHANTS CORPORATION
FORM 10Q
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$60,991	$73,312
Interest-bearing time deposits	34,290	52,851
Investment securities available for sale	547,308	518,491
Investment securities held to maturity (fair value of $427,633 and $442,469)	412,724	427,909
Mortgage loans held for sale	22,138	17,864
Loans, net of allowance for loan losses of $70,369 and $70,898	2,722,620	2,642,517
Premises and equipment	51,541	51,013
Federal Reserve and Federal Home Loan Bank stock	33,026	31,270
Interest receivable	16,730	17,723
Core deposit intangibles	9,129	9,114
Goodwill	141,357	141,357
Cash surrender value of life insurance	123,355	124,329
Other real estate owned	15,628	16,289
Tax asset, deferred and receivable	32,112	36,424
Other assets	13,417	12,613
TOTAL ASSETS	$4,236,366	$4,173,076
LIABILITIES
Deposits:
Noninterest-bearing	$677,643	$646,508
Interest-bearing	2,601,935	2,488,147
Total Deposits	3,279,578	3,134,655
Borrowings:
Federal funds purchased	10,936
Securities sold under repurchase agreements	139,308	156,305
Federal Home Loan Bank advances	131,496	138,095
Subordinated debentures, revolving credit lines and term loans	115,969	194,974
Total Borrowings	397,709	489,374
Interest payable	2,094	2,925
Other liabilities	29,044	31,655
Total Liabilities	3,708,425	3,658,609
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized -- 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding - 90,782.94 shares	90,783	90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized -- 600 shares
Issued and outstanding -- 125 shares	125	125
Common Stock, $.125 stated value:
Authorized -- 50,000,000 shares
Issued and outstanding - 28,622,586 and 28,559,707 shares	3,578	3,570
Additional paid-in capital	255,116	254,874
Retained earnings	181,664	168,717
Accumulated other comprehensive loss	(3,325)	(3,602)
Total Stockholders' Equity	527,941	514,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,236,366	$4,173,076

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME
Loans receivable:
Taxable	$35,848	$38,738
Tax exempt	117	102
Investment securities:
Taxable	4,574	4,547
Tax exempt	2,562	2,553
Federal funds sold		2
Deposits with financial institutions	25	83
Federal Reserve and Federal Home Loan Bank stock	343	341
Total Interest Income	43,469	46,366
INTEREST EXPENSE
Deposits	4,110	6,866
Federal funds purchased	12	3
Securities sold under repurchase agreements	295	378
Federal Home Loan Bank advances	994	1,001
Subordinated debentures, revolving credit lines and term loans	1,942	2,641
Total Interest Expense	7,353	10,889
NET INTEREST INCOME	36,116	35,477
Provision for loan losses	4,875	5,594
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,241	29,883
OTHER INCOME
Service charges on deposit accounts	2,819	2,779
Fiduciary activities	1,983	2,036
Other customer fees	2,586	2,235
Commission income	1,667	1,888
Earnings on cash surrender value of life insurance	1,378	578
Net gains and fees on sales of loans	1,952	1,873
Net realized gains on sales of available for sale securities	789	463
Other-than-temporary impairment on available for sale securities		(5,687)
Portion of loss recognized in other comprehensive income before taxes		5,287
Net impairment losses recognized in earnings		(400)
Gain on FDIC modified whole bank transaction	9,124
Other income	360	406
Total Other Income	22,658	11,858
OTHER EXPENSES
Salaries and employee benefits	19,354	17,176
Net occupancy	2,651	2,745
Equipment	1,805	1,783
Marketing	442	382
Outside data processing fees	1,376	1,445
Printing and office supplies	267	288
Core deposit amortization	469	1,101
FDIC assessments	1,117	2,104
Other real estate owned and credit-related expenses	2,186	3,195
Other expenses	4,361	3,662
Total Other Expenses	34,028	33,881
INCOME BEFORE INCOME TAX	19,871	7,860
Income tax expense	5,500	2,399
NET INCOME	14,371	5,461
Preferred stock dividends and discount accretion	(1,135)	(988)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$13,236	$4,473

Per Share Data:
Basic Net Income Available to Common Stockholders	$0.46	$0.17
Diluted Net Income Available to Common Stockholders	$0.46	$0.17
Cash Dividends Paid	$0.01	$0.01
Average Diluted Shares Outstanding (in thousands)	28,755	25,763

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$14,371	$5,461
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period,
net of income tax of $11 and $2,570	(20)	4,773
Unrealized loss on securities available for sale for which a portion of an other than
temporary impairment has been recognized in income, net of tax of $7 and $840	(14)	(1,560)
Unrealized loss on cash flow hedges arising during the period, net of income tax of $163 and $51	303	87
Amortization of items previously recorded in accumulated other
comprehensive income (losses), net of income tax of $281 and $10	521	(17)
Reclassification adjustment for gains included in net income
net of income tax expense of $276 and $22	(513)	(40)
	277	3,243
Comprehensive income	$14,648	$8,704

The components of accumulated other comprehensive loss, net of tax, included in stockholders’ equity, are as follows:

	March 31, 2012	December 31, 2011

Net unrealized gain on securities available for sale	$17,711	$18,244

Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(3,182)	(3,168)

Net unrealized loss on cash flow hedges	(1,537)	(1,841)

Defined benefit plans	(16,317)	(16,837)
	$(3,325)	$(3,602)

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2011	90,908	$90,908	28,559,707	$3,570	$254,874	$168,717	$(3,602)	$514,467
Comprehensive Income
Net Income						14,371		14,371
Other Comprehensive Income, net of tax							277	277
Cash Dividends on Common Stock ($.01 per Share)						(289)		(289)
Cash Dividends on Preferred Stock under Small Business Lending Fund						(1,135)		(1,135)
Share-based Compensation			67,486	8	318			326
Stock Issued Under Employee Benefit Plans			13,323	2	117			119
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			2,796		29			29
Stock Redeemed			(20,726)	(2)	(222)			(224)
Balances, March 31, 2012	90,908	$90,908	28,622,586	$3,578	$255,116	$181,664	$(3,325)	$527,941

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	March 31,
	2012	2011
Cash Flow From Operating Activities:
Net income	$14,371	$5,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,875	5,594
Depreciation and amortization	1,149	1,316
Change in deferred taxes	4,682	2,851
Share-based compensation	326	368
Mortgage loans originated for sale	(91,199)	(66,489)
Proceeds from sales of mortgage loans	86,925	85,847
Gain on acquisition	(9,124)
Gains on sales of securities available for sale	(789)	(463)
Recognized loss on other-than-temporary-impairment		400
Change in interest receivable	1,521	1,091
Change in interest payable	(1,198)	(1,145)
Other adjustments	(1,023)	10,007
Net cash provided by operating activities	$10,516	$44,838
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$30,474	$3,373
Purchases of:
Securities available for sale	(52,706)	(54,983)
Securities held to maturity	(566)	(2,451)
Proceeds from sales of securities available for sale	21,928	10,536
Proceeds from maturities of:
Securities available for sale	22,653	12,729
Securities held to maturity	14,949	7,772
Proceeds from redemptions of Federal Reserve and Federal Home Loan Bank stock	5	83
Purchase of bank owned life insurance		(5,000)
Net change in loans	6,390	59,345
Net cash received from acquisition	17,200
Proceeds from the sale of other real estate owned	1,983	6,182
Other adjustments	(719)	(684)
Net cash provided by investing activities	$61,591	$36,902
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$22,890	$(43,550)
Certificates of deposit and other time deposits	(3,876)	(72,994)
Borrowings	10,936	30,817
Repayment of borrowings	(112,878)	(2,987)
Cash dividends on common stock	(289)	(258)
Cash dividends on preferred stock	(1,135)	(870)
Stock issued under dividend reinvestment and stock purchase plans	148	292
Stock redeemed	(224)	(122)
Net cash used in financing activities	$(84,428)	$(89,672)
Net Change in Cash and Cash Equivalents	(12,321)	(7,932)
Cash and Cash Equivalents, January 1	73,312	58,307
Cash and Cash Equivalents, March 31	$60,991	$50,375
Additional cash flow information:
Interest paid	$8,184	$12,042
Income tax paid (refunded)	$1,000	$(3,486)
Loans transferred to other real estate owned	$2,425	$4,575
Non-cash investing activities using trade date accounting	$(2,390)	$28,829

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2011, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year.

NOTE 2. Purchase and Assumption

Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SCB Bank (the “Acquisition”), pursuant to the terms of the Purchase and Assumption Agreement – Modified Whole Bank; All Deposits (the “Agreement”), entered into by the Bank, the FDIC as receiver of SCB Bank and the FDIC.

Under the terms of the Agreement, the Bank acquired $147.7 million in assets, including approximately $11.9 million of cash and cash equivalents, $18.9 million of equity securities, $1.8 million in Federal Home Loan Bank stock, $113.0 million in loans and $2.1 million of premises and other assets.  The Bank assumed approximately $135.7 million of liabilities, including approximately $125.7 million in customer deposits, $9.6 million of other borrowed money and $402,000 in other liabilities.  These balances are book balances and do not reflect the fair value adjustments which are shown on the following table. The acquisition did not include any loss sharing agreement with the FDIC.

The bid accepted by the FDIC included a 0 percent deposit premium. The assets were acquired at a discount of $29.0 million from book value. The FDIC made a payment of $17.2 million to the Bank upon the final closing date balance sheet for SCB Bank that reflected the difference between the purchase price of the assets acquired and the value of the liabilities assumed.

The Bank engaged in this transaction with the expectation that it would be immediately accretive and add a new market area with a demographic profile consistent with many of the current Indiana markets served by the Bank.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Purchase and Assumption continued

The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination topic of the FASB Accounting Standards Codification (“ASC 310-20 and 310-30”). The statement of net assets and liabilities acquired as of February 10, 2012, is presented below. The assets and liabilities of SCB Bank were recorded at the respective acquisition date provisional fair values, and identifiable intangible assets were recorded at provisional fair value.

Assets		Liabilities
Cash and due from banks	$29,113	Deposits:
Investment securities, available for sale	18,896	Non-interest bearing	$13,715
Federal Home Loan Bank stock	1,761	NOW accounts	14,746
Loans:		Savings and money market	25,843
Commercial	51,042	Certificate of deposit	71,605
Residential mortgage	11,181	Total Deposits	125,909
Installment	31,570
Total Loans	93,793	Federal Home Loan Bank advances	10,286
		Other liabilities	804
Premises	1,516	Total Liabilities Assumed	$136,999
Core deposit intangible	484
Other assets	560	Net Gain on Acquisition	$9,124
Total Assets Purchased	$146,123

Because of the short time period between the February 10, 2012 closing of the transaction and the end of the Corporation’s fiscal quarter on March 31, 2012, the Corporation continues to analyze the estimates of the fair values of loans acquired and deposits assumed. The Corporation expect to finalize its analysis and therefore, adjustments to the recorded values may occur.

The value of the core deposit intangible from the transaction was $484,000 and a gain of $9.1 million was generated from the transaction. The gain was a result of the amount by which the fair value of assets acquired exceeded the fair value of the liabilities assumed and the discount bid on assets acquired.

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was acquired loans. The Bank acquired the $113.0 million loan portfolio at a fair value discount of $19.2 million. The performing portion of the portfolio, $86.3 million, had an estimated fair value of $76.5 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20.

Preliminary estimates of certain loans, those for which specific credit-related deterioration, since origination, was identified are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Many of the acquired loans deemed impaired and considered collateral dependent, with the timing of a sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 (formerly State of Position (“SOP”) 03-3 as of February 10, 2012.

Contractually required principal and interest at acquisition	$31,143
Contractual cash flows not expected to be collected (nonaccretable differences)	9,688
Expected cash flows at acquisition	21,455
Interest component of expected cash flows (accretable discount)	4,152
Fair value of acquired loans accounted for under ASC 310-30	$17,303

Pro-forma statements were determined to be impracticable due to the nature of the transaction as certain assets were not purchased.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2012
U.S. Government-sponsored agency securities	$5,000	$26		$5,026
State and municipal	140,387	9,690	$68	150,009
U.S. Government-sponsored mortgage-backed securities	368,892	10,036	59	378,869
Corporate obligations	16,801	406	5,633	11,574
Equity securities	1,830			1,830
Total available for sale	532,910	20,158	5,760	547,308
Held to maturity at March 31, 2012
State and municipal	119,581	3,370	4	122,947
U.S. Government-sponsored mortgage-backed securities	293,143	11,543		304,686
Total held to maturity	412,724	14,913	4	427,633
Total Investment Securities	$945,634	$35,071	$5,764	$974,941

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
U.S. Government-sponsored agency securities	$99	$18		$117
State and municipal	136,857	10,496		147,353
U.S. Government-sponsored mortgage-backed securities	358,928	10,086	$16	368,998
Corporate obligations	5,765		5,572	193
Equity securities	1,830			1,830
Total available for sale	503,479	20,600	5,588	518,491
Held to maturity at December 31, 2011
State and municipal	120,171	3,785		123,956
U.S. Government-sponsored mortgage-backed securities	307,738	10,775		318,513
Total held to maturity	427,909	14,560		442,469
Total Investment Securities	$931,388	$35,160	$5,588	$960,960

The amortized cost and fair value of available for sale securities and held to maturity securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2012:
Due in one year or less	$5,509	$5,575	$3,355	$3,354
Due after one through five years	14,894	15,560	3,053	3,077
Due after five through ten years	35,577	37,663	49,066	50,171
Due after ten years	106,208	107,811	64,107	66,345
	$162,188	$166,609	$119,581	$122,947

U.S. Government-sponsored mortgage-backed securities	368,892	378,869	293,143	304,686
Equity securities	1,830	1,830
Total Investment Securities	$532,910	$547,308	$412,724	$427,633

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Investment Securities continued

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $363,713,000 at March 31, 2012, and $299,478,000 at December 31, 2011.

The book value of securities sold under agreements to repurchase amounted to $124,138,000 at March 31, 2012, and $129,311,000 at December 31, 2011.

For the three months ended March 31, 2012, gross gains of $789,000 were realized from sales and redemptions of available for sale securities. For the three months ended March 31, 2011, gross gains of $463,000 were realized from sales and redemptions of available for sale securities.  There were no gross losses resulting from sales and redemptions of available for sale securities realized for the three months ended March 31, 2012, and 2011. The Corporation did not recognize an other-than-temporary impairment (“OTTI”) loss in the three months ended March 31, 2012. The Corporation did recognize OTTI losses of $400,000 in the three months ended March 31, 2011, equal to the credit loss, establishing a new lower amortized cost basis.

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost.  The historical cost of these investments totaled $27,866,000 and $11,925,000 at March 31, 2012, and December 31, 2011, respectively.  Total fair value of these investments at March 31, 2012, and December 31, 2011, was $22,103,000 and $6,339,000, which is approximately 2.3 percent and 0.7 percent of the Corporation’s available for sale and held to maturity investment portfolio at March 31, 2012, and December 31, 2011.

Except as discussed below, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the OTTI is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of March 31, 2012.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $5.8 million and a fair value of $174,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

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

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Investment Securities continued

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012, and December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at March 31, 2012
State and municipal	$5,504	$(72)			$5,504	$(72)
U.S. Government-sponsored mortgage-backed securities	16,425	(59)			16,425	(59)
Corporate obligations			$174	$(5,633)	174	(5,633)
Total Temporarily Impaired Investment Securities	$21,929	$(131)	$174	$(5,633)	$22,103	$(5,764)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2011
U.S. Government-sponsored mortgage-backed securities	$6,176	$(16)			$6,176	$(16)
Corporate obligations			$163	$(5,572)	163	(5,572)
Total Temporarily Impaired Investment Securities	$6,176	$(16)	$163	$(5,572)	$6,339	$(5,588)

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses of $59,000 on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates.  The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2012.

State and Municipal

The unrealized losses of $72,000 on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2012.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Investment Securities continued

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations total $5.6 million on a book value of $16.8 million at March 31, 2012. All of the decline in value is related to the pooled trust preferred securities and is attributable to temporary illiquidity and the financial crisis affecting these markets, coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities.  The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if an other-than-temporary impairment existed.  The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at March 31, 2012.  The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2012	Accumulated Credit Losses in 2011
Credit losses on debt securities held:
Balance, January 1	$11,355	$10,955
Additions related to other-than-temporary losses not previously recognized		400
Balance, March 31	$11,355	$11,355

NOTE 4. Loans and Allowance

The Corporation’s primary lending focus is small business and middle market commercial and residential real estate, auto and small consumer lending, which results in portfolio diversification.  The following tables show the composition in the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale at March 31, 2012, and December 31, 2011, were $22,138,000 and $17,864,000, respectively.

Effective February 10, 2012, the Bank assumed $113.0 million in loans as part of the Purchase and Assumption Agreement  discussed in NOTE 2. PURCHASE AND ASSUMPTION included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. This loan portfolio was acquired at a fair value discount of $19.2 million.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following table shows the composition of the corporation’s loan portfolio by loan class for the periods indicated:

	March 31,	December 31,
	2012	2011
Loans:
Commercial and industrial loans	$546,304	$532,523
Agricultural production financing and other loans to farmers	97,165	104,526
Real estate loans:
Construction	92,694	81,780
Commercial and farm land	1,229,195	1,194,230
Residential	498,354	481,493
Home Equity	210,564	191,631
Individual's loans for household and other personal expenditures	78,711	84,172
Lease financing receivables, net of unearned income	3,112	3,555
Other loans	36,890	39,505
	2,792,989	2,713,415
Allowance for loan losses	(70,369)	(70,898)
Total Loans	$2,722,620	$2,642,517

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

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at March 31, 2012.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as estimates about the effect of uncertain matters are needed.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes, and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

The historical loss allocation for loans not deemed impaired according to ASC 310 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  The historical look back period for non-criticized loans looks to the most recent rolling-four-quarter average and aligns with the look up back period for non-impaired criticized loans.  Each of the rolling four quarter periods used to obtain the average, include all charge offs for the previous twelve-month period, therefore the historical look back period includes seven quarters. The resulting allocation is reflective of current conditions.  Criticized loans are grouped based on the risk grade assigned to the loan.  Loans with a special mention grade are assigned a loss factor, and loans with a classified grade but not impaired are assigned a separate loss factor.  The loss factor computation for this allocation includes a segmented historical loss migration analysis of criticized risk grades to charge off.

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

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following tables summarize changes in the allowance for loan losses by loan segment for the three months ended March 31, 2012, and March 31, 2011:

	Three Months Ended March 31, 2012
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Provision for losses	577	1,778	16	2,508	(4)	4,875
Recoveries on loans	148	228	208	313	1	898
Loans charged off	(2,882)	(2,018)	(321)	(1,081)		(6,302)
Balances, March 31, 2012	$15,574	$37,907	$2,805	$14,083	-	$70,369

	Three Months Ended March 31, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$32,508	$36,341	$3,622	$10,408	$98	$82,977
Provision for losses	(1,881)	6,926	(215)	842	(78)	5,594
Recoveries on loans	646	321	286	472	1	1,726
Loans charged off	(1,067)	(6,348)	(595)	(1,351)		(9,361)
Balances, March 31, 2011	$30,206	$37,240	$3,098	$10,371	$21	$80,936

The following table shows the Corporation’s allowance for credit losses and loan portfolio by loan segment for the periods indicated:

	March 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$3,121	$1,942		$832		$5,895
Collectively evaluated for impairment	12,453	35,965	$2,805	13,251		64,474
Total Allowance for Loan Losses	$15,574	$37,907	$2,805	$14,083		$70,369

Loan Balances:
Individually evaluated for impairment	$17,170	$53,853		$12,498		$83,521
Collectively evaluated for impairment	663,189	1,268,036	$78,711	696,420	$3,112	2,709,468
Total Loans	$680,359	$1,321,889	$78,711	$708,918	$3,112	$2,792,989

	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$4,701	$2,504		$733		$7,938
Collectively evaluated for impairment	13,030	35,415	$2,902	11,610	$3	62,960
Total Allowance for Loan Losses	$17,731	$37,919	$2,902	$12,343	$3	$70,898

Loan Balances:
Individually evaluated for impairment	$18,793	$51,980		$12,546		$83,319
Collectively evaluated for impairment	657,760	1,224,031	$84,172	660,578	$3,555	2,630,096
Total Loans	$676,553	$1,276,011	$84,172	$673,124	$3,555	$2,713,415

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	March 31,	December 31,
	2012	2011
Commercial and Industrial	$16,157	$12,246
Real Estate Loans:
Construction	10,101	8,990
Commercial and farm land	32,562	31,093
Residential	13,750	14,805
Home equity	1,728	1,896
Individuals loans for household and other personal expenditures	150	1
Other Loans	8	561
Total	$74,456	$69,592

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

Impaired loans are measured by the present value of expected future cash flows or the fair value of the collateral of the loans, if collateral dependent. The fair value for impaired loans is measured based on the value of the collateral securing those loans and is determined using several methods.  The fair value of real estate is generally based on appraisals by qualified licensed appraisers.  The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach.  If an appraisal is not available, the fair value may be determined by using a cash flow analysis.  Fair value on other collateral, such as business assets, is typically valued by using financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following table shows the composition of the Corporation’s commercial impaired loans by loan class as of March 31, 2012, and December 31, 2011:

	March 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$28,793	$13,180		$13,785	$37
Real Estate Loans:
Construction	15,169	8,838		8,994	14
Commercial and farm land	69,656	49,714		50,333	289
Residential	8,087	6,285		6,562	28
Home equity	3,428	304		305	3
Individuals loans for household and
other personal expenditures	8
Other loans	95	19		20
Total	$125,236	$78,340		$79,999	$371

Impaired loans with related allowance:
Commercial and industrial	$8,802	$6,612	$3,121	$7,188	$11
Real Estate Loans:
Construction	2,826	2,353	324	2,360
Commercial and farm land	6,799	5,567	1,618	5,821	36
Residential	1,616	1,304	301	1,312
Home equity	247	214	15	215
Total	$20,290	$16,050	$5,379	$16,896	$47
Total Impaired Loans	$145,526	$94,390	$5,379	$96,895	$418

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

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

In addition to the impaired loans outlined above, the Corporation has identified $4,580,000 in non-accrual residential mortgage loans which have been deemed impaired in accordance with ASC 310.  Specific reserves totaling $516,000 have been set on 17 of these loans with a total principal balance of $1,749,000.

As part of the ongoing monitoring of the credit quality of the Corporation’s loan portfolio, management tracks certain credit quality indicators including trends related to: (i) the level of criticized commercial loans, (ii) net charge offs, (iii) non-performing loans and (iv) the general national and local economic conditions.

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

	March 31, 2012
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Consumer Performing	Consumer Non- Performing	Total Loans
Commercial and industrial	$488,938	$29,439	$25,189	$2,738			$546,304
Agriculture production financing and other loans	94,903	1,402	860				97,165
Real Estate Loans:
Construction	68,157	2,614	21,746			$177	92,694
Commercial and farm land	1,049,295	71,593	106,682	951		674	1,229,195
Residential	145,235	10,129	17,549	378	$317,222	7,841	498,354
Home equity	17,663	790	2,698		187,935	1,478	210,564
Individuals loans for household and other personal expenditures					78,561	150	78,711
Lease financing receivables, net of unearned income			9		3,103		3,112
Other loans	36,856	15	19				36,890
Total	$1,901,047	$115,982	$174,752	$4,067	$586,821	$10,320	$2,792,989

	December 31, 2011
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Consumer Performing	Consumer Non- Performing	Total Loans
Commercial and industrial	$478,885	$22,405	$28,025	$3,208			$532,523
Agriculture production financing and other loans	101,289	1,582	1,655				104,526
Real Estate Loans:
Construction	47,611	3,672	22,376		$7,762	$359	81,780
Commercial and farm land	1,033,397	54,697	103,330	1,724	1,035	47	1,194,230
Residential	139,237	9,175	16,699	500	308,306	7,576	481,493
Home equity	15,912	499	3,317		170,776	1,127	191,631
Individuals loans for household and other personal expenditures					84,121	51	84,172
Lease financing receivables, net of unearned income					3,555		3,555
Other loans	38,917	15	21	552			39,505
Total	$1,855,248	$92,045	$175,423	$5,984	$575,555	$9,160	$2,713,415

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class for March 31, 2012, and December 31, 2011:

	March 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non- Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$527,361	$2,479	$289	$18	$16,157	$18,943	$546,304
Agriculture production financing and other loans	97,079		86			86	97,165
Real Estate Loans:
Construction	81,676	912	5		10,101	11,018	92,694
Commercial and farm land	1,186,360	7,011	3,136	126	32,562	42,835	1,229,195
Residential	477,799	5,328	1,426	51	13,750	20,555	498,354
Home equity	207,411	966	401	58	1,728	3,153	210,564
Individuals loans for household and other personal expenditures	77,900	601	60		150	811	78,711
Lease financing receivables, net of unearned income	3,112						3,112
Other loans	36,882				8	8	36,890
Total	$2,695,580	$17,297	$5,403	$253	$74,456	$97,409	$2,792,989

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non- Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$518,764	$1,332	$135	$46	$12,246	$13,759	$532,523
Agriculture production financing and other loans	104,464	62				62	104,526
Real Estate Loans:
Construction	69,305	328	3,126	31	8,990	12,475	81,780
Commercial and farm land	1,140,897	16,457	5,783		31,093	53,333	1,194,230
Residential	458,925	5,485	2,087	191	14,805	22,568	481,493
Home equity	187,788	1,096	590	261	1,896	3,843	191,631
Individuals loans for household and other personal expenditures	82,837	1,075	208	51	1	1,335	84,172
Lease financing receivables, net of unearned income	3,555						3,555
Other loans	38,944				561	561	39,505
Total	$2,605,479	$25,835	$11,929	$580	$69,592	$107,936	$2,713,415

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

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following tables summarize troubled debt restructurings that occurred during the period:

	Three Months Ended
	March 31, 2012

	Pre-Modification	Post-Modification	Number
	Recorded Balance	Recorded Balance	of Loans
Commercial and industrial	$238	$238	2
Real Estate Loans:
Commercial and farm land	1,774	1,635	2
Residential	224	224	4
Total	$2,236	$2,097	8

	Three Month Ended
		March 31, 2012
	Term	Rate		Total
	Modification	Modification	Combination	Modification
Commercial and industrial	$238	$22		$238
Real Estate Loans:
Commercial and farm land	1,635			1,635
Residential	199		$25	224
Total	$2,072	$22	$25	$2,097

Residential real estate loans account for 50 percent of the troubled debt restructured loans made in the three months ending March 31, 2012.  All troubled debt restructured loans made during the reporting period are in an accruing status as of the March 31, 2012.

The following table summarizes troubled debt restructures that occurred between April 1, 2011, and March 31, 2012, that subsequently defaulted during the period:

	Three Months Ended
	March 31, 2012

	Number
	of Loans	Recorded Balance
Real Estate Loans:
Commercial and farm land	1	$717
Residential	3	217
Total	4	$934

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

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

NOTE 5.  Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of March 31, 2012, the Corporation had two interest rate swaps with a notional amount of $26.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.   As of March 31, 2011, the Corporation had one interest rate swaps with a notional amount of $13.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the forecasted LIBOR-based outflows associated with existing trust preferred securities when the outflows convert from a fixed rate to variable rate in September 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012, and 2011, the Corporation did not recognize any ineffectiveness.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5.  Derivative Financial Instruments continued

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2012, the notional amount of customer-facing swaps was approximately $112,860,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2012, and December 31, 2011.

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$409	Other Assets	$424	Other Liabilities	$1,823	Other Liabilities	$2,305

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,862	Other Assets	$5,241	Other Liabilities	$5,111	Other Liabilities	$5,492

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three months ended March 31, 2012, and 2011.

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest rate contracts	Other income	$3	$23

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

As of March 31, 2012, the termination value of derivatives in a net liability position related to these agreements was $7,010,000. As of March 31, 2012, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $6,442,000. If the Corporation had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at their termination value.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 6. Disclosures About Fair Value of Assets and Liabilities continued

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012, and December 31, 2011.

		Fair Value Measurements Using
March 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$5,026		$5,026
State and municipal	150,009		130,340	$19,669
U.S. Government-sponsored mortgage-backed securities	378,869		378,869
Corporate obligations	11,574		11,369	205
Equity securities	1,830		1,826	4

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$117		$117
State and municipal	147,353		126,712	$20,641
U.S. Government-sponsored mortgage-backed securities	368,998		368,998
Corporate obligations	193			193
Equity securities	1,830		1,826	4
Interest rate swap asset	5,241			5,241
Interest rate cap	424			424
Interest rate swap liability	(7,797)			(7,797)

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three months ended March 31, 2012.

Available for Sale Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal, corporate obligations and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 fair value, including corporate obligations, state and municipal and equity securities, was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Pooled Trust Preferred Securities

Pooled trust preferred securities in the portfolio amount to $5.8 million in amortized cost, with a fair value of $174,000; all of which are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at March 31, 2012, Moody’s ratings on these securities ranged from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI evaluation process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the evaluation process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the March 31, 2012, quarterly evaluation process, the conclusion was no additional OTTI impairment for the three months ending March 31, 2012. The Corporation recognized OTTI impairment of $400,000 for the three months ended March 31, 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2012, and 2011.

	Three Months Ended March 31, 2012
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$20,838	$5,241	$424	$(7,797)
Total realized and unrealized gains and losses:
Included in net income (loss)		(860)		863
Included in other comprehensive income	(523)	481	(15)
Transfers in/(out) of Level 3		(4,862)	(409)	6,934
Principal payments	(437)
Ending balance at March 31, 2012	$19,878	$-	$-	$-

	Three Months Ended March 31, 2011
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$186	$4,002	$1,109	$(3,876)
Total realized and unrealized gains and losses:
Included in net income (loss)	(400)	(474)		497
Included in other comprehensive income	322	119	15
Principal payments	65
Ending balance at March 31, 2011	$173	$3,647	$1,124	$(3,379)

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2012 or December 31, 2011.

Transfers Between Levels

Transfer between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers from Level:
Interest rate swap asset			$4,862	The interest rate swap and cap instruments were transferred from Level 3 to Level 2 as of March 31, 2012 due to the availability of observable
Interest rate cap			409	inputs. These instruments are valued using widely accepted valuation techniques including discounted cash flow analysis using
Interest rate swap liability			6,934	observable inputs such as contractual terms and Libor-based rate curves.
Total Transfers from Level			$12,205

Transfers to Level:
Interest rate swap asset		$4,862		The interest rate swap and cap instruments were transferred from Level 3 to Level 2 as of March 31, 2012 due to the availability of observable
Interest rate cap		409		inputs. These instruments are valued using widely accepted valuation techniques including discounted cash flow analysis using
Interest rate swap liability		6,934		observable inputs such as contractual terms and Libor-based rate curves.
Total Transfers to Level		$12,205

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012, and December 31, 2011.

		Fair Value Measurements Using
March 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$14,032			$14,032
Other real estate owned (collateral dependent)	$3,670			$3,670

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,885			$22,885
Other real estate owned (collateral dependent)	$7,882			$7,882

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (collateral dependent) and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first three months of 2012, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2012.

	Fair Value	Valuation Technique	Unobservable Inputs	Range

State and municipal securities	$19,669	Discounted cash flow	Maturity/Call date	3 month to 13 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 4%

Corporate obligations/ Equity securities	$209	Discounted cash flow	Risk free rate	3 month libor
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$14,032	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50%

Other real estate owned	$3,670	Appraisals	Discount to reflect current market conditions	0% - 20%

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

State and Municipal Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s state and municipal securities are premiums for unrated securities and marketability discounts.  Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement.  Generally, changes in either of those inputs will not affect the other input.

Corporate Obligations/Equity Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s corporate obligations/equity securities are premiums for unrated securities and marketability discounts. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement.  Generally, changes in either of those inputs will not affect the other input.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012, and December 31, 2011.

	March 31, 2012
	(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$60,991	$60,991
Interest-bearing time deposits	34,290	34,290
Investment securities available for sale	547,308		$527,430	$19,878
Investment securities held to maturity	412,724		414,477	13,156
Mortgage loans held for sale	22,138		22,138
Loans	2,722,620			2,727,950
Federal Reserve Bank and Federal Home Loan Bank stock	33,026		33,026
Derivative Instruments	5,271		5,271
Interest receivable	16,730		16,730
Liabilities:
Deposits	$3,279,578	$2,272,873	$1,002,457
Borrowings:
Federal funds purchased	10,936		10,936
Securities sold under repurchase agreements	139,308		139,964
Federal Home Loan Bank advances	131,496		134,521
Subordinated debentures, revolving credit lines and term loans	115,969		68,580
Derivative Instruments	6,934		6,934
Interest payable	2,094		2,094

	December 31, 2011
	(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$73,312	$73,312
Interest-bearing time deposits	52,851	52,851
Investment securities available for sale	518,491		$497,653	$20,838
Investment securities held to maturity	427,909		428,737	13,732
Mortgage loans held for sale	17,864		17,864
Loans	2,642,517			2,658,227
Federal Reserve Bank and Federal Home Loan Bank stock	31,270		31,270
Derivative Instruments	5,665			5,665
Interest receivable	17,723		17,723
Liabilities:
Deposits	$3,134,655	$2,195,679	$944,078
Borrowings:
Securities sold under repurchase agreements	156,305		157,342
Federal Home Loan Bank advances	138,095		141,693
Subordinated debentures, revolving credit lines and term loans	194,974		142,632
Derivative Instruments	7,797			7,797
Interest payable	2,925		2,925

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

The following methods were used to estimate the fair value of all other financial instruments recognized in the Consolidated Condensed Balance Sheets at amounts other than fair value.

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

Mortgage Loans Held For Sale:  The carrying amount approximates fair value due to the insignificant time between origination and date of sale.

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

Derivative instruments:  The fair value of the derivatives reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.  Interest rate caps are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rate of the caps.  The projected cash receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Interest Receivable and Interest Payable:  The carrying amount approximates fair value.

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

Federal funds purchased:  The carrying amount approximates fair value.

Borrowings:  The fair value of borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt.

NOTE 7. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2012, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2012, was $325,000 compared to $368,000 for the three months ended March 31, 2011. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

The estimated fair value of the stock options granted during 2012 and in prior years was calculated using a Black Scholes option pricing model.  The following summarizes the assumptions used in the 2012 Black Scholes model:

Risk-free interest rate	1.36%
Expected price volatility	46.22%
Dividend yield	3.29%
Forfeiture rate	4.77%
Weighted-average expected life, until exercise	7.2 years

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4.8 percent for the three months ended March 31, 2012, based on historical experience.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended
	March 31,
	2012	2011
Stock and ESPP Options
Pre-tax compensation expense	$46	$71
Income tax benefit		(1)
Stock and ESPP option expense, net of income taxes	$46	$70
Restricted Stock Awards
Pre-tax compensation expense	$280	$297
Income tax benefit	(106)	(102)
Restricted stock awards expense, net of income taxes	$174	$195
Total Share-Based Compensation:
Pre-tax compensation expense	$326	$368
Income tax benefit	(106)	(103)
Total share-based compensation expense, net of income taxes	$220	$265

As of March 31, 2012, unrecognized compensation expense related to stock options and RSAs totaling $161,000 and $2,454,000, respectively, is expected to be recognized over weighted-average periods of 1.39 and 1.86 years, respectively.

Stock option activity under the Corporation's stock option plans as of March 31, 2012, and changes during the three months ended March 31, 2012, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,035,871	$22.57
Granted	33,301	$11.38
Cancelled	(1,552)	$13.84
Outstanding March 31, 2012	1,067,620	$22.24	4.30	584,656
Vested and Expected to Vest at March 31, 2012	1,067,620	$22.24	4.30	584,656
Exercisable at March 31, 2012	1,000,320	$23.04	3.96	444,983

The weighted-average grant date fair value was $3.86 for stock options granted during the three months ended March 31, 2012.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.  There were no stock options exercised during the first three months of 2012.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2012	338,087	$8.65
Granted	136,023	$11.40
Forfeited	(975)	$7.61
Vested	(67,487)	$12.63
Unvested RSAs at March 31, 2012	405,648	$8.89

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2012, quarterly offering period of approximately $29,570. The ESPP options vested during the three months ending March 31, 2012, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2012.

NOTE 8. Income tax

	2012	2011
Income Tax Expense for the Three Months Ended March 31:
Currently payable:
Federal	$818	$(452)
State
Deferred:
Federal	4,682	2,851
State
Total Income Tax Expense	$5,500	$2,399

Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$6,955	$2,751
Tax-exempt interest income	(931)	(916)
Non-deductible interest expense		209
Stock compensation	16	24
Earnings on life insurance	(483)	(202)
Tax credits	(18)	(13)
Other	(39)	546
Actual Tax Expense	$5,500	$2,399

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

	Three Months Ended March 31,
	2012			2011
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic net income per share:	$14,371			$5,461
Preferred stock dividends and discount accretion	1,135			988
Net income available to common stockholders	$13,236	28,582,616	$0.46	$4,473	25,605,571	$0.17
Effect of dilutive stock options and warrants		172,097			157,807
Diluted net income per share:
Net income available to common stockholders	$13,236	28,754,713	$0.46	$4,473	25,763,378	$0.17

Stock options to purchase 967,987 and 1,014,352 shares for the three months ended March 31, 2012, and 2011, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

 FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 10.  Impact of Accounting Changes

Offsetting Assets and Liabilities:  In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11  “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”   ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Retrospective disclosure is required for all comparative periods presented.  The Corporation is assessing the impact of ASU 2011-11 on its disclosures.

Goodwill:  In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”   ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit.  ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption was permitted.  The Corporation does not expect an impact on its financial condition or results of operations.

Comprehensive Income:  In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”   ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  ASU 2011-05 was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The effect of applying this standard is reflected in the Consolidated Condensed Statements of Comprehensive Income.

Fair Value Measurements:  In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”   ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).   ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities was not permitted.  The effect of applying this standard is included in Note 6. Disclosures about Fair Value of Assets and Liabilities included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Transfers and Servicing:  In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.”   ASU 2011-03 removed from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU 2011-03 was effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date.  Early adoption was not permitted.  ASU 2011-03 did not have an impact on the Corporation’s financial condition, results of operations, or disclosures.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2012, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.  The Bank includes seventy-nine banking locations in twenty-four Indiana and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $13.2 million, or $0.46 per fully diluted common share for the quarter ended March 31, 2012, an increase of $8.8 million, compared to net income available to common stockholders of $4.5 million, or $0.17 per common share for the quarter ended March 31, 2011.

On February 10, 2012, the Bank assumed substantially all the deposits and certain other liabilities and acquired certain assets of SCB Bank, from the FDIC as the receiver of SCB Bank. This transaction generated a pre-tax gain of $9.1 million, or $0.21 per common share after tax.

 As of March 31, 2012, total assets equaled $4.2 billion, an increase of $63.3 million from December 31, 2011.  At March 31, 2012, the loans related to this transaction were approximately $89.7 million.  In addition, the Bank also acquired equity securities of approximately $18.9 million and $1.8 million in Federal Home Loan Bank stock.  The Bank assumed deposits and Federal Home Loan Bank advances, the balances of which were $98.8 million and $7.9 million as of March 31, 2012.  Details of this transaction are included in NOTE 2.  PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

The Corporation’s allowance for loan losses totaled $70.4 million as of March 31, 2012.  The allowance provides 94.5 percent coverage of all non-accrual loans and 2.5 percent of total loans.  Provision expense totaled $4.9 million for the first quarter 2012, compared to $5.6 million in the first quarter of 2011.  The acquired loans account for $4.9 million or 100 percent of the increase in non-accrual loans during the quarter.  These non-accrual loans had a book balance of $10.0 million prior to the fair value adjustment.  Net charge-offs totaled $5.4 million for the first quarter 2012, down from $7.6 million for the first quarter of 2011.  Additional details are discussed within the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Taxes, both current and deferred, decreased in the first quarter of 2012 by $4.3 million, mainly due to the timing difference related to the $9.1 million gain on the FDIC modified whole bank transaction.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets. Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis (“FTE”), which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35 percent in effect for all periods.  Net interest margin increased 1 basis point from 3.95 percent in the first quarter of 2011 to 3.96 percent in the first quarter of 2012, while earning assets increased by $45.0 million.

During the three months ended March 31, 2012, asset yields decreased 37 basis points FTE and interest costs decreased 38 basis points, resulting in a 1 basis point FTE increase in net interest income as compared to the same period in 2011.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2012, and 2011

	Three Months Ended
	March 31,
(Dollars in Thousands)	2012	2011
Annualized net interest income	$144,465	$141,909
Annualized FTE adjustment	$5,771	$5,719
Annualized net interest income FTE	$150,236	$147,628
Average earning assets	$3,789,437	$3,744,196
Interest income FTE as a percent of average earning assets	4.74%	5.11%
Interest expense as a percent of average earning assets	0.78%	1.16%
Net interest income FTE as a percent of average earning assets	3.96%	3.95%

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

NON-INTEREST INCOME

Non-interest income increased $10.8 million or 91.1 percent in the first quarter of 2012, compared to the first quarter of 2011.  During the first quarter of 2012, a gross purchase gain of $9.1 million was recognized from the purchase of certain assets and assumption of certain liabilities of SCB Bank in Shelby County Indiana.  See NOTE 2. PURCHASE AND ASSUMPTION in the Notes to Consolidated Condensed Financial Statements included of this Form 10-Q.

Additionally, $576,000 was received in the first quarter of 2012 from a Bank Owned Life Insurance death benefit, while none was received in the first quarter of 2011.  The sale of investment securities during the first quarter of 2012 resulted in gains of $789,000, with no other-than-temporary impairment losses recognized on pooled trust preferred investments, resulting in a net increase over the first quarter of 2011 of $726,000.  During the first quarter of 2011, gains recognized of $463,000 on the sale of investment securities were offset by other-than-temporary impairment losses on pooled trust preferred investments of $400,000.

NON-INTEREST EXPENSE

Non-interest expenses increased $147,000 or 0.43 percent in the first quarter of 2012, compared to the first quarter of 2011.  Salaries and employee benefits increased by $2.2 million or 12.7 percent over the same quarter last year.  Base salaries were up $294,000 or 2.4 percent, while commissions and incentives increased $689,000 over the same quarter last year. Employee health insurance and retirement plan expenses increased $819,000 and $322,000, respectively, when compared to the first quarter of 2011.  The increase in salaries and benefits was offset by declines in FDIC expenses of $987,000 and credit related expenses of $1.0 million, from the first quarter of 2011 to the first quarter of 2012.

INCOME TAX

The income tax expense for the three months ended March 31, 2012, was $5,500,000 on pre-tax net income of $19,871,000.  For the same period in 2011, the income tax expense was $2,399,000 on pre-tax net income of $7,860,000. Additional details are discussed within the "Results of Operations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 7.07 percent at March 31, 2012, and 6.84 percent at December 31, 2011.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At March 31, 2012, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL continued

To be considered well capitalized, a bank must have a total risk-based capital ratio of at least 10 percent, a Tier I capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and must not be subject to any order or directive requiring the bank to improve its capital level.  An adequately capitalized bank has a total risk-based capital ratio of a least 8 percent, a Tier I capital ratio of at least 4 percent and a Tier 1 leverage ratio of at least 4 percent.  Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels.  The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice.  Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

As of March 31, 2012, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	March 31, 2012		December 31, 2011
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$497,299	16.39%	$487,393	16.54%
Tier 1 capital (to risk-weighted assets)	$428,974	14.14%	$410,132	13.92%
Tier 1 capital (to average assets)	$428,974	10.61%	$410,132	10.17%

First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$499,964	16.51%	$477,805	16.26%
Tier 1 capital (to risk-weighted assets)	$461,922	15.25%	$440,909	15.00%
Tier 1 capital (to average assets)	$461,922	11.45%	$440,909	10.96%

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

	March 31,	December 31,
(Dollars in Thousands, Except Per Share Amounts)	2012	2011
Average goodwill	$141,357	$141,357
Average core deposit intangible (CDI)	8,871	10,655
Average deferred tax on CDI	(2,200)	(2,458)
Intangible adjustment	$148,028	$149,554
Average stockholders' equity (GAAP capital)	$517,774	$478,440
Average cumulative preferred stock	(125)
Average non-cumulative preferred stock issued under the Small Business Lending Fund Program	(90,782)	(74,181)
Intangible adjustment	(148,028)	(149,554)
Average tangible capital	$278,839	$254,705
Average assets	$4,202,955	$4,143,850
Intangible adjustment	(148,028)	(149,554)
Average tangible assets	$4,054,927	$3,994,296
Net income available to common stockholders	$13,236	$9,013
CDI amortization, net of tax	266	2,112
Tangible net income available to common stockholders	$13,502	$11,125
Diluted earnings per share	$0.46	$0.34
Diluted tangible earnings per share	$0.47	$0.42
Return on average GAAP capital	10.23%	1.88%
Return on average tangible capital	19.37%	4.37%
Return on average assets	1.26%	0.22%
Return on average tangible assets	1.33%	0.28%

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

Non-accrual loans increased by $4,864,000 during the three months ended March 31, 2012, from $69,592,000 at December 31, 2011 to the March 31, 2012, balance of $74,456,000.  In addition, other real estate owned declined $661,000 during the first three months of 2012.  For other real estate owned, current appraisals are obtained to determine value as management continues to aggressively market these real estate assets. Accruing loans delinquent 90 or more days were $253,000 at March 31, 2012, down from $580,000 at December 31, 2011.

	March 31,	December 31,
(Dollars in Thousands)	2012	2011
Non-Performing Assets:
Non-accrual loans	$74,456	$69,592
Renegotiated loans	6,695	14,308
Non-performing loans (NPL)	81,151	83,900
Real estate owned and repossessed assets	15,628	16,289
Non-performing assets (NPA)	96,779	100,189
90+ days delinquent and still accruing	253	580
NPAs & 90+ days delinquent	$97,032	$100,769
Impaired Loans	$94,390	$79,775

The composition of non-performing assets plus 90-days delinquent is reflected in the following table.

	March 31,	December 31,
(Dollars in Thousands)	2012	2011
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$16,519	$13,725
Agricultural production financing and other loans to farmers
Real estate loans:
Construction	16,330	17,784
Commercial and farm land	43,951	46,985
Residential	17,732	18,398
Home equity	2,315	3,142
Individual's loans for household and other personal expenditures	165	162
Other loans	20	573
Non performing assets plus 90+ days delinquent	$97,032	$100,769

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2012, impaired loans totaled $94,390,000, which is an increase of $14,615,000 from the December 31, 2011 balance of $79,775,000.  The primary driver of the increase is the addition of the purchased loans discussed in NOTE 2. PURCHASE AND ASSUMPTION included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. At March 31, 2012, an allowance for losses was not deemed necessary for commercial impaired loans totaling $78,340,000 as there was no identified loss on these credits. An allowance of $5,379,000 was recorded for the remaining balance of these impaired loans totaling $16,050,000 and is included in the corporation’s allowance for loan losses.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

At March 31, 2012, the allowance for loan losses was $70,369,000, a decrease of $529,000 from year end 2011. As a percent of loans, the allowance was 2.50 percent at March 31, 2012, and 2.60 percent at December 31, 2011. The provision for loan losses for the first three months of 2012 was $4,875,000, a decrease of $719,000 from $5,594,000 for the same period in 2011. Specific reserves, on impaired loans including residential mortgage, decreased $2,043,000 from $7,938,000 at December 31, 2011, to $5,895,000 at March 31, 2012.

Net charge offs for the first quarter of 2012 were $5,404,000, a decrease of $2,231,000 from the same period in 2011. Of this amount, $1,843,000, or 34.1 percent of net charge offs, was made up of three customer charge offs of more than $500,000.   Specific reserves totaling $1,070,000 were held against these three loans at the time of charge off.  The distribution of the net charge offs for the three months ended March 31, 2012, and March 31, 2011, is reflected in the following table:

	Three Months Ended
	March 31,
(Dollars in Thousands)	2012	2011
Net Charge Offs:
Commercial and industrial loans	$2,206	$508
Agricultural production financing and other loans to farmers	(14)
Real estate loans:
Construction	143	2,588
Commercial and farm land	1,647	3,439
Residential	768	879
Individual's loans for household and other personal expenditures	113	309
Lease financing receivables, net of unearned income	(1)	(1)
Other loans	542	(87)
Total Net Charge Offs	$5,404	$7,635

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources. At March 31, 2012, total borrowings from the FHLB were $131,496,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2012, was $184,506,000.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

On March 30, 2012, the Bank completed repayment of $79,000,000 of Senior Notes (the “Notes”) that had matured. The Notes, which were originally issued by the Bank on March 31, 2009, were guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”).

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $547,308,000 at March 31, 2012, an increase of $28,817,000, or 5.6 percent, from December 31, 2011. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity that are maturing in one year or less, totaled $3,355,000 at March 31, 2012. In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The Corporation currently has a $55.0 million credit facility with Bank of America, N.A., comprised of (a) a term loan in the principal amount of $5.0 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50.0 million (the “Subordinated Debt”). Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015. The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank.

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement.   As of March 31, 2012, the Corporation was in compliance with these financial covenants.

As of December 31, 2011, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.75 percent. The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5.0 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3 percent per annum to the Term Loan. Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant. Bank of America chose to apply the default rate through March 31, 2012, but not to accelerate the Term Loan based on the Corporation’s failure to meet these financial covenants.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at March 31, 2012, are as follows:

March 31,
(Dollars in Thousands)	2012
Amounts of commitments:
Loan commitments to extend credit	$630,529
Standby and commercial letters of credit	22,298
$652,827

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at March 31, 2012, are as follows:

(Dollars in Thousands)	Remaining 2012	2013	2014	2015	2016	2017	2018 and after	Total
Operating leases	$1,765	$2,072	$1,813	$1,606	$1,242	$709	$329	$9,536
Federal funds purchased	10,936							10,936
Securities sold under repurchase agreements	129,308		10,000					139,308
Federal Home Loan Bank advances	36,807	1,626	26,572	31,073	29,025	2,829	3,564	131,496
Subordinated debentures, revolving credit lines and term loans	143			55,000			60,826	115,969
Total	$178,959	$3,698	$38,385	$87,679	$30,267	$3,538	$64,719	$407,245

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK continued

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2012, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At March 31, 2012
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(10)
Three-Year CMT	200	(16)
Five-Year CMT	200	(11)
CD's	200	(38)
FHLB advances	200	(4)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2012. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At March 31, 2012
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$151,974	$158,424	$149,647
Variance from base		$6,450	$(2,327)
Percent of change from base		4.24%	-1.53%
Policy limit

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

	At December 31, 2011
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$142,706	$146,352	$140,332
Variance from Base		$3,646	$(2,374)
Percent of change from base		2.55%	-1.66%

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2012, and December 31, 2011. Earning assets increased by $80,675,000 in the three months ended March 31, 2012.  Interest-bearing time deposits decreased $18,561,000.  Investments increased by approximately $13,632,000, while loans and loans held for sale increased by $83,848,000.   The three largest loan classes that increased from December 31, 2011 were commercial and farm land, home equity and residential.  The largest loan classes with balance decreases were in agriculture and individual loans.

Effective February 10, 2012, the Bank assumed substantially all the deposits and certain other liabilities and acquired certain assets of SCB Bank, from the FDIC as the receiver of SCB Bank.  At March 31, 2012, the loans related to this transaction were approximately $89,712,000.  In addition, the Bank also acquired equity securities of approximately $18,900,000 and $1.8 million in Federal Home Loan Bank stock.  Details of this transaction are included in NOTE 2.  PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

	March 31,	December 31,
(Dollars in Thousands)	2012	2011
Interest-bearing time deposits	$34,290	$52,851
Investment securities available for sale	547,308	518,491
Investment securities held to maturity	412,724	427,909
Mortgage loans held for sale	22,138	17,864
Loans	2,792,989	2,713,415
Federal Reserve and Federal Home Loan Bank stock	33,026	31,270
Total	$3,842,475	$3,761,800

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

FIRST MERCHANTS CORPORATION
FORM 10Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s December 31, 2011, Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          a. None

          b. None

          c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended March 31, 2012, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January, 2012	2,764	$8.58	0	0
February, 2012	17,622	$11.30	0	0
March, 2012			0	0

The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. MINE SAFETY DISCLOSURES

         Not Applicable

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

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.5	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1
Purchase and Assumption Agreement – Modified Whole Bank; All Deposits, among Federal Deposit Insurance Corporation, receiver of SCB Bank, Shelbyville, Indiana, the Federal Deposit Insurance Corporation and First Merchants Bank, dated as of February 10, 2012 (Incorporated by reference to registrant’s Form 8-K filed on February 13, 2012)

10.2	First Merchants Corporation Senior Management Incentive Compensation Program, dated March 26, 2012 (Incorporated by reference to registrant's Form 8-K filed on March 26, 2012) (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

FIRST MERCHANTS CORPORATION
FORM 10Q
SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

First Merchants Corporation
(Registrant)

Date: May 10, 2012	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	by /s/ Mark K. Hardwick
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

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.5	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1
Purchase and Assumption Agreement – Modified Whole Bank; All Deposits, among Federal Deposit Insurance Corporation, receiver of SCB Bank, Shelbyville, Indiana, the Federal Deposit Insurance Corporation and First Merchants Bank, dated as of February 10, 2012 (Incorporated by reference to registrant’s Form 8-K filed on February 13, 2012)

10.2	First Merchants Corporation Senior Management Incentive Compensation Program, dated March 26, 2012 (Incorporated by reference to registrant's Form 8-K filed on March 26, 2012) (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)