Form 10-Q
period 2012-06-30
FIRST MERCHANTS CORP
filed 2012-08-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 28,650,646 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION
FORM 10Q

FIRST MERCHANTS CORPORATION
FORM 10Q
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$68,493	$73,312
Interest-bearing time deposits	41,760	52,851
Investment securities available for sale	547,551	518,491
Investment securities held to maturity (fair value of $413,247 and $442,469)	396,770	427,909
Mortgage loans held for sale	15,278	17,864
Loans, net of allowance for loan losses of $70,143 and $70,898	2,727,491	2,642,517
Premises and equipment	51,335	51,013
Federal Reserve and Federal Home Loan Bank stock	33,033	31,270
Interest receivable	16,506	17,723
Core deposit intangibles	8,649	9,114
Goodwill	141,357	141,357
Cash surrender value of life insurance	124,018	124,329
Other real estate owned	14,183	16,289
Tax asset, deferred and receivable	32,003	36,424
Other assets	13,996	12,613
TOTAL ASSETS	$4,232,423	$4,173,076
LIABILITIES
Deposits:
Noninterest-bearing	$684,101	$646,508
Interest-bearing	2,604,797	2,488,147
Total Deposits	3,288,898	3,134,655
Borrowings:
Federal funds purchased	652
Securities sold under repurchase agreements	160,127	156,305
Federal Home Loan Bank advances	96,847	138,095
Subordinated debentures and term loans	115,951	194,974
Total Borrowings	373,577	489,374
Interest payable	2,168	2,925
Other liabilities	32,104	31,655
Total Liabilities	3,696,747	3,658,609
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized - 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding - 90,782.94 shares	90,783	90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 28,643,264 and 28,559,707 shares	3,580	3,570
Additional paid-in capital	255,632	254,874
Retained earnings	188,863	168,717
Accumulated other comprehensive loss	(3,307)	(3,602)
Total Stockholders' Equity	535,676	514,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,232,423	$4,173,076

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans receivable:
Taxable	$36,652	$37,457	$72,500	$76,195
Tax exempt	123	247	240	349
Investment securities:
Taxable	4,468	5,040	9,042	9,587
Tax exempt	2,551	2,535	5,113	5,088
Federal funds sold		1		3
Deposits with financial institutions	28	100	53	183
Federal Reserve and Federal Home Loan Bank stock	347	341	690	682
Total Interest Income	44,169	45,721	87,638	92,087
INTEREST EXPENSE
Deposits	3,939	5,864	8,049	12,730
Federal funds purchased	12	3	24	6
Securities sold under repurchase agreements	197	386	492	764
Federal Home Loan Bank advances	637	977	1,631	1,978
Subordinated debentures and term loans	1,331	2,644	3,273	5,285
Total Interest Expense	6,116	9,874	13,469	20,763
NET INTEREST INCOME	38,053	35,847	74,169	71,324
Provision for loan losses	4,545	5,625	9,420	11,219
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,508	30,222	64,749	60,105
OTHER INCOME
Service charges on deposit accounts	2,893	2,997	5,712	5,776
Fiduciary activities	1,938	1,929	3,921	3,965
Other customer fees	3,150	2,634	5,736	4,869
Commission income	1,485	1,024	3,152	2,912
Earnings on cash surrender value of life insurance	662	571	2,040	1,149
Net gains and fees on sales of loans	2,314	1,030	4,266	2,903
Net realized gains on sales of available for sale securities	502	825	1,291	1,288
Other-than-temporary impairment on available for sale securities				(2,775)
Portion of loss recognized in other comprehensive income before taxes				2,375
Net impairment losses recognized in earnings				(400)
Gain on FDIC modified whole bank transaction			9,124
Other income	221	51	581	457
Total Other Income	13,165	11,061	35,823	22,919
OTHER EXPENSES
Salaries and employee benefits	19,641	18,560	38,995	35,736
Net occupancy	2,473	2,415	5,124	5,160
Equipment	1,656	1,677	3,461	3,460
Marketing	564	436	1,006	818
Outside data processing fees	1,506	1,458	2,882	2,903
Printing and office supplies	294	313	561	601
Core deposit amortization	480	1,101	949	2,202
FDIC assessments	862	1,451	1,979	3,555
Other real estate owned and credit-related expenses	2,122	2,843	4,308	6,038
Other expenses	4,582	4,145	8,943	7,807
Total Other Expenses	34,180	34,399	68,208	68,280
INCOME BEFORE INCOME TAX	12,493	6,884	32,364	14,744
Income tax expense	3,288	1,396	8,788	3,795
NET INCOME	9,205	5,488	23,576	10,949
Preferred stock dividends and discount accretion	(1,135)	(990)	(2,270)	(1,978)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,070	$4,498	$21,306	$8,971
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.28	$0.18	$0.74	$0.35
Diluted Net Income Available to Common Stockholders	$0.28	$0.18	$0.74	$0.35
Cash Dividends Paid	$0.03	$0.01	$0.04	$0.02
Average Diluted Shares Outstanding (in thousands)	28,815	25,783	28,782	25,773

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$9,205	$5,488	$23,576	$10,949
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising
during the period, net of income tax of $664, $1,099, $653, and $3,674	1,232	2,041	1,212	6,823
Unrealized loss on securities available for sale for which a portion of an other than temporary impairment has been
recognized in income, net of tax of $24, $0, $31, and $844	(44)		(58)	(1,568)
Unrealized loss on cash flow hedges arising during the period,
net of income tax of $567, $217, $404, and $170	(1,053)	(403)	(750)	(316)
Amortization of items previously recorded in accumulated other comprehensive
income (loss), net of income tax of $113, $11, $393, and $20	209	(20)	730	(38)
Reclassification adjustment for gains included in net income
net of income tax expense of $176, $289, $452, and $311	(326)	(537)	(839)	(577)
	18	1,081	295	4,324
Comprehensive Income	$9,223	$6,569	$23,871	$15,273

The components of accumulated other comprehensive loss, net of tax, included in stockholders’ equity, are as follows:

	June 30, 2012	December 31, 2011

Net unrealized gain on securities available for sale	$18,617	$18,244

Net unrealized loss on securities available for sale for which a portion of an other- than-temporary impairment has been recognized in income	(3,226)	(3,168)

Net unrealized loss on cash flow hedges	(2,590)	(1,841)

Defined benefit plans	(16,108)	(16,837)
	$(3,307)	$(3,602)

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2011	90,908	$90,908	28,559,707	$3,570	$254,874	$168,717	$(3,602)	$514,467
Comprehensive Income
Net Income						23,576		23,576
Other Comprehensive Income, net of tax							295	295
Cash Dividends on Common Stock ($.04 per share)						(1,160)		(1,160)
Cash Dividends on Preferred Stock under Small Business Lending Fund						(2,270)		(2,270)
Share-based Compensation			73,469	9	677			686
Stock Issued Under Employee Benefit Plans			23,495	3	222			225
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			7,625	1	86			87
Stock Redeemed			(21,032)	(3)	(227)			(230)
Balances, June 30, 2012	90,908	$90,908	28,643,264	$3,580	$255,632	$188,863	$(3,307)	$535,676

See notes to consolidated condensed financial statements.

FIRST MERCHANTS CORPORATION
FORM 10Q
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	June 30,
	2012	2011
Cash Flow From Operating Activities:
Net income	$23,576	$10,949
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,420	11,219
Depreciation and amortization	2,348	2,571
Change in deferred taxes	7,452	4,697
Share-based compensation	686	718
Mortgage loans originated for sale	(177,645)	(106,979)
Proceeds from sales of mortgage loans	180,231	123,602
Gain on acquisition	(9,124)
Gains on sales of securities available for sale	(1,291)	(1,288)
Recognized loss on other-than-temporary-impairment		400
Change in interest receivable	1,745	1,673
Change in interest payable	(1,124)	(661)
Other adjustments	1,297	10,553
Net cash provided by operating activities	$37,571	$57,454
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$23,004	$49,351
Purchases of:
Securities available for sale	(82,459)	(93,887)
Securities held to maturity	(566)	(75,971)
Proceeds from sales of securities available for sale	26,351	25,911
Proceeds from maturities of:
Securities available for sale	47,379	22,237
Securities held to maturity	30,131	15,362
Change in Federal Reserve and Federal Home Loan Bank stock	(2)	2,500
Purchase of bank owned life insurance		(5,000)
Net change in loans	(4,579)	80,883
Net cash received from acquisition	17,200
Proceeds from the sale of other real estate owned	3,437	5,349
Other adjustments	(1,216)	7,929
Net cash provided by investing activities	$58,680	$34,664
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$93,510	$(12,918)
Certificates of deposit and other time deposits	(65,176)	(113,429)
Borrowings	31,755	62,351
Repayment of borrowings	(157,811)	(33,634)
Cash dividends on common stock	(1,160)	(518)
Cash dividends on preferred stock	(2,270)	(1,740)
Stock issued under dividend reinvestment and stock purchase plans	312	461
Stock redeemed	(230)	(124)
Net cash used in financing activities	$(101,070)	$(99,551)
Net Change in Cash and Cash Equivalents	(4,819)	(7,433)
Cash and Cash Equivalents, January 1	73,312	58,307
Cash and Cash Equivalents, June 30	$68,493	$50,874
Additional cash flow information:
Interest paid	$14,226	$21,424
Income tax paid	$3,988	$2,977
Loans transferred to other real estate owned	$3,199	$3,814
Non-cash investing activities using trade date accounting	$757	$1,036

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2011, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year.

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

Under the terms of the Agreement, the Bank acquired $147.7 million in assets, including approximately $11.9 million of cash and cash equivalents, $18.9 million of marketable securities, $1.8 million in Federal Home Loan Bank stock, $113.0 million in loans and $2.1 million of premises and other assets.  The Bank assumed approximately $135.7 million of liabilities, including approximately $125.7 million in customer deposits, $9.6 million of other borrowed money and $402,000 in other liabilities. These balances are book balances and do not reflect the fair value adjustments which are shown on the following table. The acquisition did not include any loss sharing agreement with the FDIC.

The bid accepted by the FDIC included no deposit premium. The assets were acquired at a discount of $29.0 million from book value. The FDIC made a payment of $17.2 million to the Bank upon the final closing date balance sheet for SCB Bank that reflected the difference between the purchase price of the assets acquired and the value of the liabilities assumed.

The Bank engaged in this transaction with the expectation that it would be immediately accretive and add a new market area with a demographic profile consistent with many of the current Indiana markets served by the Bank.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Purchase and Assumption continued

The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination topic of the FASB Accounting Standards Codification (“ASC 310-20 and 310-30”). The statement of net assets and liabilities acquired as of February 10, 2012, are presented below. The assets and liabilities of SCB were recorded at the respective acquisition date provisional fair values, and identifiable intangible assets were recorded at provisional fair value.

Assets		Liabilities
Cash and due from banks (1)	$29,113	Deposits:
Investment securities, available for sale	18,896	Non-interest bearing	$13,715
Federal Home Loan Bank stock	1,761	NOW accounts	14,746
Loans:		Savings and money market	25,843
Commercial	51,042	Certificate of deposit	71,605
Residential mortgage	11,181	Total Deposits	125,909
Installment	31,570
Total Loans	93,793	Federal Home Loan Bank advances	10,286
		Other liabilities	804
Premises	1,516	Total Liabilities Assumed	$136,999
Core deposit intangible	484
Other assets	560	Net Gain on Acquisition	$9,124
Total Assets Purchased	$146,123

(1)	Includes $17,200,000 cash received from the FDIC.

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

Certain loans  for which specific credit-related deterioration has occurred since origination are recorded at fair value which is derived from calculating the present value of the amounts expected to be collected. Income recognition on these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Many of the acquired loans deemed impaired and considered collateral dependent, with the timing of a sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

In accordance with ASC 310-30 (formerly Statement of Position (“SOP”) 03-3 as of February 10, 2012, loans acquired during 2012 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Preliminary estimate of contractually required principal and interest at acquisition	$31,143
Preliminary estimate of contractual cash flows not expected to be collected (nonaccretable differences)	9,688
Preliminary estimate of expected cash flows at acquisition	21,455
Preliminary estimate of interest component of expected cash flows (accretable discount)	4,152
Preliminary estimate of fair value of acquired loans accounted for under ASC 310-30	$17,303

Pro-forma statements were determined to be impracticable due to the nature of the transaction as certain assets were not purchased.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2. Purchase and Assumption continued

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at June 30, 2012. The amounts of loans at June 30, 2012, are as follows:

June 30,
2012
Commercial and industrial loans	$12,126
Agricultural production finance and other loans to farmers	1,479
Real estate loans
Construction	91
Commercial and farmland	29,611
Residential	34,151
Individuals' loans for household and other personal expenditures	1,152
Other loans	1,025
Total	$79,635

Accretable yield, or income expected to be collected, is as follows:

June 30,
2012
Beginning balance, February 10, 2012	$9,774
Accretions	(726)
Ending balance, June 30, 2012	$9,048

At June 30, 2012, specific reserves of $563,000 were included in the allowance for loan losses.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2012
U.S. Government-sponsored agency securities	$4,841	$92		$4,933
State and municipal	136,011	9,614	$28	145,597
U.S. Government-sponsored mortgage-backed securities	371,971	11,644	53	383,562
Corporate obligations	16,947	419	5,737	11,629
Equity securities	1,830			1,830
Total available for sale	531,600	21,769	5,818	547,551
Held to maturity at June 30, 2012
State and municipal	119,222	4,250	1	123,471
U.S. Government-sponsored mortgage-backed securities	277,548	12,228		289,776
Total held to maturity	396,770	16,478	1	413,247
Total Investment Securities	$928,370	$38,247	$5,819	$960,798

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
U.S. Government-sponsored agency securities	$99	$18		$117
State and municipal	136,857	10,496		147,353
U.S. Government-sponsored mortgage-backed securities	358,928	10,086	$16	368,998
Corporate obligations	5,765		5,572	193
Equity securities	1,830			1,830
Total available for sale	503,479	20,600	5,588	518,491
Held to maturity at December 31, 2011
State and municipal	120,171	3,785		123,956
U.S. Government-sponsored mortgage-backed securities	307,738	10,775		318,513
Total held to maturity	427,909	14,560		442,469
Total Investment Securities	$931,388	$35,160	$5,588	$960,960

The amortized cost and fair value of available for sale securities and held to maturity securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2012:
Due in one year or less	$5,513	$5,574	$3,345	$3,345
Due after one through five years	19,028	19,909	2,953	2,979
Due after five through ten years	29,106	30,906	51,873	53,415
Due after ten years	104,152	105,770	61,051	63,732
	$157,799	$162,159	$119,222	$123,471

U.S. Government-sponsored mortgage-backed securities	371,971	383,562	277,548	289,776
Equity securities	1,830	1,830
Total Investment Securities	$531,600	$547,551	$396,770	$413,247

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $363,579,000 at June 30, 2012, and $299,478,000 at December 31, 2011.

The book value of securities sold under agreements to repurchase amounted to $145,705,000 at June 30, 2012, and $129,311,000 at December 31, 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Investment Securities continued

Gross gains and losses on the sales and redemptions of available for sale securities, and other-than-temporary impairment (“OTTI”) losses recognized for the three and six months ended June 30, 2012 and 2011 are shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales and Redemptions of Available for Sale Securities:
Gross gains	$502	$825	$1,291	$1,288
Other-than-temporary impairment losses				$400

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of June 30, 2012.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $5.9 million and a fair value of $168,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

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

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Investment Securities continued

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012, and December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at June 30, 2012
State and municipal	$4,545	$(29)			$4,545	$(29)
U.S. Government-sponsored mortgage-backed securities	7,817	(53)			7,817	(53)
Corporate obligations			$168	$(5,737)	168	(5,737)
Total Temporarily Impaired Investment Securities	$12,362	$(82)	$168	$(5,737)	$12,530	$(5,819)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2011
State and municipal
U.S. Government-sponsored mortgage-backed securities	$6,176	$(16)			$6,176	$(16)
Corporate obligations			$163	$(5,572)	163	(5,572)
Total Temporarily Impaired Investment Securities	$6,176	$(16)	$163	$(5,572)	$6,339	$(5,588)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	June 30, 2012	December 31, 2011
Investments reported at less than historical cost:
Historical cost	$18,349	$11,925
Fair value	$12,530	$6,339
Percent of the Corporation's available for sale and held to maturity portfolio	1.3%	0.7%

Except as discussed below, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the OTTI is identified.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates.  The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2012.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3. Investment Securities continued

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2012.

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations were due to the decline in value related to the pooled trust preferred securities, and is attributable to temporary illiquidity and the financial crisis affecting these markets, coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities.  The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed.  The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at June 30, 2012.  The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2012	Accumulated Credit Losses in 2011
Credit losses on debt securities held:
Balance, January 1	$11,355	$10,955
Additions related to other-than-temporary losses not previously recognized		400
Balance, June 30	$11,355	$11,355

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance

The Corporation’s primary lending focus is small business and middle market commercial, residential real estate, auto and small consumer lending, which results in portfolio diversification.  The following tables show the composition in the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale at June 30, 2012, and December 31, 2011, were $15,278,000 and $17,864,000, respectively.

Effective February 10, 2012, the Bank assumed $113.0 million in loans as part of the Purchase and Assumption Agreement discussed in NOTE 2. PURCHASE AND ASSUMPTION included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. This loan portfolio was acquired at a fair value discount of $19.2 million.

The following table shows the composition of the corporation’s loan portfolio by loan class for the periods indicated:

	June 30,	December 31,
	2012	2011
Loans:
Commercial and industrial loans	$552,353	$532,523
Agricultural production financing and other loans to farmers	106,135	104,526
Real estate loans:
Construction	99,588	81,780
Commercial and farm land	1,219,114	1,194,230
Residential	480,917	481,493
Home Equity	207,250	191,631
Individual's loans for household and other personal expenditures	83,933	84,172
Lease financing receivables, net of unearned income	2,976	3,555
Other loans	45,368	39,505
	2,797,634	2,713,415
Allowance for loan losses	(70,143)	(70,898)
Total Loans	$2,727,491	$2,642,517

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

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at June 30, 2012.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as estimates about the effect of uncertain matters are needed.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes, and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30, 2012
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$15,574	$37,907	$2,805	$14,083		$70,369
Provision for losses	4,325	(750)	(177)	1,147		4,545
Recoveries on loans	519	1,636	168	481		2,804
Loans charged off	(2,627)	(3,660)	(365)	(923)		(7,575)
Balances, June 30, 2012	$17,791	$35,133	$2,431	$14,788		$70,143

	Six Months Ended June 30, 2012
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Provision for losses	4,902	1,028	(161)	3,655	(4)	9,420
Recoveries on loans	667	1,864	376	794	1	3,702
Loans charged off	(5,509)	(5,678)	(686)	(2,004)		(13,877)
Balances, June 30, 2012	$17,791	$35,133	$2,431	$14,788		$70,143

	Three Months Ended June 30, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$30,206	$37,240	$3,098	$10,371	$21	$80,936
Provision for losses	(11,993)	14,264	(253)	3,617	(10)	5,625
Recoveries on loans	6,351	545	332	225	3	7,456
Loans charged off	(849)	(13,381)	(318)	(2,336)		(16,884)
Balances, June 30, 2011	$23,715	$38,668	$2,859	$11,877	$14	$77,133

	Six Months Ended June 30, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$32,508	$36,341	$3,622	$10,408	$98	$82,977
Provision for losses	(13,875)	21,190	(468)	4,459	(87)	11,219
Recoveries on loans	6,998	866	618	697	3	9,182
Loans charged off	(1,916)	(19,729)	(913)	(3,687)		(26,245)
Balances, June 30, 2011	$23,715	$38,668	$2,859	$11,877	$14	$77,133

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following table shows the Corporation’s allowance for credit losses and loan portfolio by loan segment for the periods indicated:

	June 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$2,447	$2,202		$1,427		$6,076
Collectively evaluated for impairment	15,344	32,931	$2,431	13,361		64,067
Total Allowance for Loan Losses	$17,791	$35,133	$2,431	$14,788		$70,143

Loan Balances:
Individually evaluated for impairment	$16,596	$56,343	$139	$15,204		$88,282
Collectively evaluated for impairment	687,260	1,262,359	83,794	672,963	$2,976	2,709,352
Total Loans	$703,856	$1,318,702	$83,933	$688,167	$2,976	$2,797,634

	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$4,701	$2,504		$733		$7,938
Collectively evaluated for impairment	13,030	35,415	$2,902	11,610	$3	62,960
Total Allowance for Loan Losses	$17,731	$37,919	$2,902	$12,343	$3	$70,898

Loan Balances:
Individually evaluated for impairment	$18,793	$51,980		$12,546		$83,319
Collectively evaluated for impairment	657,760	1,224,031	$84,172	660,578	$3,555	2,630,096
Total Loans	$676,553	$1,276,011	$84,172	$673,124	$3,555	$2,713,415

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	June 30,	December 31,
	2012	2011
Commercial and Industrial	$13,723	$12,246
Agriculture production financing and other loans
Real Estate Loans:
Construction	7,630	8,990
Commercial and farm land	26,838	31,093
Residential	12,583	14,805
Home Equity	1,855	1,896
Individuals loans for household and other personal expenditures	146	1
Lease financing receivables, net of unearned income	345
Other Loans	7	561
Total	$63,127	$69,592

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

The following table shows the composition of the Corporation’s commercial impaired loans by loan class as of June 30, 2012:

				Three Months Ended		Six Months Ended
	June 30, 2012			June 30, 2012		June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$26,307	$10,487		$11,411	$39	$12,418	$64
Real Estate Loans:
Construction	12,309	7,197		8,040	16	8,581	29
Commercial and farm land	57,740	38,884		41,084	315	42,615	575
Residential	8,372	5,589		5,815	15	6,072	26
Home equity	3,754	567		570	3	585	6
Individuals loans for household and				139		139
other personal expenditures	283	139
Other loans	91	18		18		19
Total	$108,856	$62,881		$67,077	$388	$70,429	$700

Impaired loans with related allowance:
Commercial and industrial	$6,523	$6,091	$2,447	$6,111	$11	$6,136	$21
Real Estate Loans:
Construction	2,176	1,931	235	1,931		1,936
Commercial and farm land	9,671	8,330	1,967	8,369	45	8,505	89
Residential	2,115	2,008	552	2,012	19	1,993	38
Home equity
Individuals loans for household and
other personal expenditures
Other loans
Total	$20,485	$18,360	$5,201	$18,423	$75	$18,570	$148
Total Impaired Loans	$129,341	$81,241	$5,201	$85,500	$463	$88,999	$848

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following table shows the composition of the Corporation’s commercial impaired loans by loan class as of December 31, 2011:

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

In addition to the impaired loans outlined above, the Corporation has identified $7,040,000 in non-accrual residential mortgage loans which have been deemed impaired in accordance with ASC 310.  Specific reserves totaling $875,000 have been set on 40 of these loans with a total principal balance of $2,954,000.

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

	June 30, 2012
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Consumer Performing	Consumer Non- Performing	Total Loans
Commercial and industrial	$485,220	$37,086	$25,293	$4,754			$552,353
Agriculture production financing and other loans	105,269	352	514				106,135
Real Estate Loans:
Construction	76,112	2,116	21,246			$114	99,588
Commercial and farm land	1,079,776	45,377	93,101	802		58	1,219,114
Residential	132,361	9,552	16,885	459	$314,191	7,469	480,917
Home equity	14,543	1,298	1,778		188,108	1,523	207,250
Individuals loans for household and other personal expenditures					83,925	8	83,933
Lease financing receivables, net of unearned income					2,976		2,976
Other loans	45,314	11	43				45,368
Total	$1,938,595	$95,792	$158,860	$6,015	$589,200	$9,172	$2,797,634

	December 31, 2011
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Consumer Performing	Consumer Non Performing	Total Loans
Commercial and industrial	$478,885	$22,405	$28,025	$3,208			$532,523
Agriculture production financing and other loans	101,289	1,582	1,655				104,526
Real Estate Loans:
Construction	47,611	3,672	22,376		$7,762	$359	81,780
Commercial and farm land	1,033,397	54,697	103,330	1,724	1,035	47	1,194,230
Residential	139,237	9,175	16,699	500	308,306	7,576	481,493
Home equity	15,912	499	3,317		170,776	1,127	191,631
Individuals loans for household and other personal expenditures					84,121	51	84,172
Lease financing receivables, net of unearned income					3,555		3,555
Other loans	38,917	15	21	552			39,505
Total	$1,855,248	$92,045	$175,423	$5,984	$575,555	$9,160	$2,713,415

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class for June 30, 2012, and December 31, 2011:

	June 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non- Accrual	Total Past Due & Non- Accrual	Total Loans
Commercial and industrial	$535,910	$2,086	$506	$128	$13,723	$16,443	$552,353
Agriculture production financing and other loans	106,135						106,135
Real Estate Loans:
Construction	91,751	202		5	7,630	7,837	99,588
Commercial and farm land	1,184,882	5,095	2,122	177	26,838	34,232	1,219,114
Residential	459,104	6,967	1,936	327	12,583	21,813	480,917
Home equity	203,794	904	669	28	1,855	3,456	207,250
Individuals loans for household and other personal expenditures	83,065	649	73		146	868	83,933
Lease financing receivables, net of unearned income	2,631				345	345	2,976
Other loans	45,361				7	7	45,368
Total	$2,712,633	$15,903	$5,306	$665	$63,127	$85,001	$2,797,634

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non- Accrual	Total Past Due & Non- Accrual	Total Loans
Commercial and industrial	$518,764	$1,332	$135	$46	$12,246	$13,759	$532,523
Agriculture production financing and other loans	104,464	62				62	104,526
Real Estate Loans:
Construction	69,305	328	3,126	31	8,990	12,475	81,780
Commercial and farm land	1,140,897	16,457	5,783		31,093	53,333	1,194,230
Residential	458,925	5,485	2,087	191	14,805	22,568	481,493
Home equity	187,788	1,096	590	261	1,896	3,843	191,631
Individuals loans for household and other personal expenditures	82,837	1,075	208	51	1	1,335	84,172
Lease financing receivables, net of unearned income	3,555						3,555
Other loans	38,944				561	561	39,505
Total	$2,605,479	$25,835	$11,929	$580	$69,592	$107,936	$2,713,415

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

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4. Loans and Allowance continued

The following tables summarize troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012

	Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Recorded Balance	Recorded Balance	Number of Loans	Recorded Balance	Recorded Balance	Number of Loans
Commercial and industrial	$166	$166	2	$405	$405	4
Real Estate Loans:
Construction	491	350	1	491	350	1
Commercial and farm land	730	735	4	2,508	2,369	6
Residential	1,733	1,598	11	1,957	1,822	15
Total	$3,120	$2,849	18	$5,361	$4,946	26

The following table shows the recorded investment, as of June 30, 2012, of troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended
		June 30, 2012
	Term	Rate		Total
	Modification	Modification	Combination	Modification
Commercial and industrial			$31	$31
Real Estate Loans:
Construction			346	346
Commercial and farm land	$82		599	681
Residential	531	$258	720	1,509
Total	$613	$258	$1,696	$2,567

	Six Months Ended
		June 30, 2012
	Term	Rate		Total
	Modification	Modification	Combination	Modification
Commercial and industrial	$238		$31	$269
Real Estate Loans:
Construction			346	346
Commercial and farm land	1,717		599	2,316
Residential	531	$258	944	1,733
Total	$2,486	$258	$1,920	$4,664

Residential real estate loans account for 61 percent and 58 percent of the troubled debt restructured loans made in the three and six months ended June 30, 2012, respectively.  Seven and ten troubled debt restructured loans made during the three and six months ended June 30, 2012, respectively, are in non accrual status.

The following table summarizes troubled debt restructures that occurred between July 1, 2011, and June 30, 2012, subsequently defaulted during the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and Industrial			1	$46
Real Estate Loans:
Construction
Commercial and farm land	2	$445	3	1,203
Residential	5	2,283	5	2,283
Total	7	$2,728	9	$3,532

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of June 30, 2012, the Corporation had two interest rate swaps with a notional amount of $26.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.   As of June 30, 2011, the Corporation had one interest rate swap with a notional amount of $13.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

Cash Flow Hedges of Interest Rate Risk continued

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the forecasted LIBOR-based outflows associated with existing trust preferred securities when the outflows convert from a fixed rate to variable rate in September of 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012, and 2011, the Corporation did not recognize any ineffectiveness.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5.  Derivative Financial Instruments continued

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2012, the notional amount of customer-facing swaps was approximately $121,710,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2012, and December 31, 2011.

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$243	Other Assets	$424	Other Liabilities	$3,277	Other Liabilities	$2,305

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$5,552	Other Assets	$5,241	Other Liabilities	$5,859	Other Liabilities	$5,492

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2012, and 2011.

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest rate contracts	Other income	$(58)	$(55)

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Interest rate contracts	Other income	$(21)	$2

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5.  Derivative Financial Instruments continued

Credit-risk-related Contingent Features

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequate capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts.

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations.

As of June 30, 2012, the termination value of derivatives in a net liability position related to these agreements was $9,285,000. As of June 30, 2012, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $8,312,000. If the Corporation had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at their termination value.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 6. Disclosures About Fair Value of Assets and Liabilities continued

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012, and December 31, 2011.

		Fair Value Measurements Using
June 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$4,933		$4,933
State and municipal	145,597		126,059	$19,538
U.S. Government-sponsored mortgage-backed securities	383,562		383,562
Corporate obligations	11,629		11,431	198
Marketable equity securities	1,830		1,826	4
Interest rate swap asset	5,552		5,552
Interest rate cap	243		243
Interest rate swap liability	(9,136)		(9,136

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$17		$17
State and municipal	147,353		126,712	$20,641
U.S. Government-sponsored mortgage-backed securities	368,998		368,998
Corporate obligations	193			193
Marketable equity securities	1,830		1,826	4
Interest rate swap asset	5,241			5,241
Interest rate cap	424			424
Interest rate swap liability	(7,797)			(7,797)

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 6. Disclosures About Fair Value of Assets and Liabilities continued

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the six months ended June 30, 2012.

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

Pooled Trust Preferred Securities

Pooled trust preferred securities in the portfolio amount to $5.9 million in amortized cost, with a fair value of $168,000; all of which are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at June 30, 2012, Moody’s ratings on these securities ranged from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI evaluation process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the evaluation process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the June 30, 2012, quarterly evaluation process, the conclusion was no additional OTTI impairment for the three and six months ending June 30, 2012. The Corporation did not recognize any OTTI impairment for the three months ended June 30, 2011, but did recognize $400,000 of OTTI impairment for the six months ended June 30, 2011.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2012, and 2011.

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$19,878				$20,838	$5,241	$424	$(7,797)
Total realized and unrealized gains and losses:
Included in net income (loss)						(860)		863
Included in other comprehensive income	(238)				(761)	481	(15)
Purchases, issuances and settlements
Transfers in/(out) of Level 3						(4,862)	(409)	6,934
Principal payments/additions	100				(337)
Ending balance at June 30, 2012	$19,740				$19,740

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$173	$3,647	$1,124	$(3,379)	$186	$4,002	$1,109	$(3,876)
Total realized and unrealized gains and losses:
Included in net income (loss)		586		(607)	(400)	112		(110)
Included in other comprehensive income	(82)	(450)	(170)		240	(331)	(155)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	89				154
Ending balance at June 30, 2011	$180	$3,783	$954	$(3,986)	$180	$3,783	$954	$(3,986)

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2012 or December 31, 2011.

Transfers Between Levels

Transfer between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Transfers from Level:
Interest rate swap asset			$4,862	The interest rate swap and cap instruments were transferred
Interest rate cap			409
from Level 3 to Level 2 as of March 31, 2012 due to the
Corporation's additional analysis of valuation methodologies.
These instruments are valued using widely accepted valuation techniques including discounted cash flow analysis using
observable inputs such as contractual terms and Libor-based
rate curves.

Interest rate swap liability			6,934
Total Transfers from Level			$12,205

Transfers to Level:
Interest rate swap asset		$4,862		The interest rate swap and cap instruments were transferred
Interest rate cap		409
from Level 3 to Level 2 as of March 31, 2012 due to the
Corporation's additional analysis of valuation methodologies.
These instruments are valued using widely accepted valuation techniques including discounted cash flow analysis using
observable inputs such as contractual terms and Libor-based
rate curves.

Interest rate swap liability		6,934
Total Transfers to Level		$12,205

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012, and December 31, 2011.

		Fair Value Measurements Using
June 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,780			$20,780
Other real estate owned (collateral dependent)	$6,563			$6,563

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,885			$22,885
Other real estate owned (collateral dependent)	$7,882			$7,882

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Nonrecurring Measurements continued

Impaired Loans (collateral dependent) and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first six months of 2012, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2012.

	Fair Value	Valuation Technique	Unobservable Inputs	Range

State and municipal securities	$19,538	Discounted cash flow	Maturity/Call date	1 month to 11 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 4%

Corporate obligations/ Marketable equity securities	$202	Discounted cash flow	Risk free rate	3 month libor
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$20,780	Collateral based measurements	Discount to reflect current market conditions and ultimate collectabilty	0% - 50%

Other real estate owned	$6,563	Appraisals	Discount to reflect current market conditions	0% - 20%

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6. Disclosures About Fair Value of Assets and Liabilities continued

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012, and December 31, 2011.

	June 30, 2012
	(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$68,493	$68,493
Interest-bearing time deposits	41,760	41,760
Investment securities available for sale	547,551		$527,811	$19,740
Investment securities held to maturity	396,770		400,173	13,074
Mortgage loans held for sale	15,278		15,278
Loans	2,727,491			2,756,565
Federal Reserve Bank and Federal Home Loan Bank stock	33,033		33,033
Interest rate swap asset	5,795		5,795
Interest receivable	16,506		16,506
Liabilities:
Deposits	$3,288,898	$2,343,492	$946,039
Borrowings:
Federal funds purchased	652		652
Securities sold under repurchase agreements	160,127		160,728
Federal Home Loan Bank advances	96,847		100,031
Subordinated debentures, revolving credit lines and term loans	115,951		68,852
Interest rate swap liability	9,136		9,136
Interest payable	2,168		2,168

	December 31, 2011
	(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$73,312	$73,312
Interest-bearing time deposits	52,851	52,851
Investment securities available for sale	518,491		$497,653	$20,838
Investment securities held to maturity	427,909		428,737	13,732
Mortgage loans held for sale	17,864		17,864
Loans	2,642,517			2,658,227
Federal Reserve Bank and Federal Home Loan Bank stock	31,270		31,270
Interest rate swap asset	5,665			5,665
Interest receivable	17,723		17,723
Liabilities:
Deposits	$3,134,655	$2,195,679	$944,078
Borrowings:
Securities sold under repurchase agreements	156,305		157,342
Federal Home Loan Bank advances	138,095		141,693
Subordinated debentures, revolving credit lines and term loans	194,974		142,632
Interest rate swap liability	7,797			7,797
Interest payable	2,925		2,925

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

NOTE 7. Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of June 30, 2012, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months and six months ended June 30, 2012, was $360,000 and $686,000, respectively compared to $350,000 and $718,000 for the three months and six months ended June 30, 2011. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4.8 percent for the six months ended June 30, 2012, based on historical experience.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock and ESPP Options
Pre-tax compensation expense	$80	$38	$126	$109
Income tax benefit	(2)		(2)	(1)
Stock and ESPP option expense, net of income taxes	$78	$38	$124	$108
Restricted Stock Awards
Pre-tax compensation expense	$280	$312	$560	$609
Income tax benefit	(112)	(111)	(218)	(213)
Restricted stock awards expense, net of income taxes	$168	$201	$342	$396
Total Share-Based Compensation:
Pre-tax compensation expense	$360	$350	$686	$718
Income tax benefit	(114)	(111)	(220)	(214)
Total share-based compensation expense, net of income taxes	$246	$239	$466	$504

As of June 30, 2012, unrecognized compensation expense related to stock options and RSAs totaling $133,000 and $2,182,000, respectively, is expected to be recognized over weighted-average periods of 1.14 and 1.65 years, respectively.

Stock option activity under the Corporation's stock option plans as of June 30, 2012 and changes during the six months ended June 30, 2012, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,035,871	$22.57
Granted/ Converted	33,301	$11.38
Cancelled	(2,768)	$19.00
Outstanding June 30, 2012	1,066,404	$22.23	4.53	609,772
Vested and Expected to Vest at June 30, 2012	1,066,404	$22.23	4.05	609,772
Exercisable at June 30, 2012	999,104	$23.04	4.18	462,023

The weighted-average grant date fair value was $3.86 for stock options granted during the six months ended June 30, 2012.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.  There were no stock options exercised during the first six months of 2012.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2012	338,087	$8.65
Granted	140,733	$11.43
Forfeited	(2,350)	$7.73
Vested	(73,470)	$12.30
Unvested RSAs at June 30, 2012	403,000	$8.94

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7. Share-Based Compensation continued

The grant date fair value of ESPP options was estimated at the beginning of the April 1, 2012, quarterly offering period of approximately $45,400. The ESPP options vested during the three months ending June 30, 2012, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2012.

NOTE 8. Income Tax

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income Tax Expense :
Currently Payable:
Federal	$518	$(450)	$1,336	$(902)
State
Deferred:
Federal	2,770	1,846	7,452	4,697
State
Total Income Tax Expense	$3,288	$1,396	$8,788	$3,795

Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$4,372	$2,409	$11,327	$5,160
Tax-exempt interest income	(930)	(961)	(1,861)	(1,877)
Non-deductible interest expense		210		419
Stock compensation	26	13	42	37
Earnings on life insurance	(231)	(200)	(714)	(402)
Tax credits	(18)	(13)	(36)	(26)
Other	69	(62)	30	484
Actual Tax Expense	$3,288	$1,396	$8,788	$3,795

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

	Three Months Ended June 30,
	2012			2011
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic net income per share:	$9,205			$5,488
Preferred Stock dividends and discount accretion	(1,135)			(990)
Net income available to common stockholders	$8,070	28,624,609	$0.28	$4,498	25,656,826	$0.18
Effect of dilutive stock options and warrants		190,410			125,973
Diluted net income (loss) per share:
Net income available to common stockholders	$8,070	28,815,019	$0.28	$4,498	25,782,799	$0.18

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 9. Net Income Per Share continued

Stock options to purchase 890,642 and 1,033,546 shares for the three months ended June 30, 2012, and 2011, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

	Six Months Ended June 30,
	2012			2011
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic net income per share:	$23,576			$10,949
Preferred Stock dividends and discount accretion	2,270			1,978
Net income available to common stockholders	$21,306	28,603,612	$0.74	$8,971	25,631,340	$0.35
Effect of dilutive stock options and warrants		178,430			141,523
Diluted net income (loss) per share:
Net income available to common stockholders	$21,306	28,782,042	$0.74	$8,971	25,772,863	$0.35

Stock options to purchase 881,661 and 1,026,177 shares for the six months ended June 30, 2012, and 2011, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Note 10.  Impact of Accounting Changes

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Corporation on January 1, 2012 and, aside from new disclosures included in Note 6 – Disclosures About Fair Value of Assets and Liabilities, did not have a significant impact on the Corporation’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Corporation on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220)  –  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Corporation’s financial statements now include separate statements of comprehensive income.

FIRST MERCHANTS CORPORATION
FORM 10Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 10.  Impact of Accounting Changes continued

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

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

We believe there have been no significant changes during the six months ended June 30, 2012, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $8.1 million, or $0.28 per fully diluted common share for the quarter ended June 30, 2012, an increase of $3.6 million, compared to net income available to common stockholders of $4.5 million, or $0.18 per common share for the quarter ended June 30, 2011.

Net income available to common stockholders for the six months ended June 30, 2012 was $21.3 million, or $0.74 per fully diluted common share, compared to net income available to common stockholders of $9.0 million, or $0.35 per fully diluted common share for the six months ended June 30, 2011.

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

 As of June 30, 2012, total assets equaled $4.2 billion, an increase of $59.3 million from December 31, 2011.  The three most significant assets acquired through the SCB transaction were cash and due from banks of $29.1 million, loans of $93.8 million and securities of approximately $18.9 million.

The Corporation’s allowance for loan losses totaled $70.1 million as of June 30, 2012.  The allowance provides 111.1 percent coverage of all non-accrual loans and 2.49 percent of total loans.  Provision expense totaled $4.5 million for the three months ended June 30, 2012, compared to $5.6 million in the three months ended June 30, 2011.  Net charge-offs totaled $4.8 million for the second quarter of 2012, down from $9.4 million for the second quarter of 2011.  The decline in the provision expense for the three months ended June 30, 2012 compared to the same period in 2011 was directionally consistent with the improvements in non-performing and adversely classified loans.  Additional details are discussed within the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Taxes, both current and deferred, decreased from December 31, 2011 by $4.4 million, mainly due to the temporary difference related to the $9.1 million gain on the FDIC modified whole bank transaction.

Deposits increased from December 31, 2011 by $154.2 million.  As part of the SCB transaction, the Bank assumed deposits of $125.9 million.  Excess liquidity was used to pay off maturing FHLB Advances of $41.2 million.  In addition, The Bank completed repayment of $79 million of Senior Notes (the “Notes”) that matured on March 30, 2012.  The Notes were originally issued by the Bank on March 31, 2009 and were guaranteed by the FDIC under its Temporary Liquidity Guarantee Program.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets. Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis (“FTE”), which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35 percent in effect for all periods.  Net interest margin increased 12 basis point from 3.99 percent in the second quarter of 2011 to 4.11 percent in the second quarter of 2012, while earning assets increased by $86.5 million.

The increased net interest income during the three months ended June 30, 2012 compared with the same period in 2011 was driven by a higher level of earning assets resulting from the assumption of SCB loans, more details of which can be found in NOTE 2.  PURCHASE AND ASSUMPTION, included within the Notes to Consolidated condensed Financial Statements of this Form 10-Q.  The improvement in the net interest margin expressed as a percentage of earning assets was largely the result of the Corporation’s ability to lower its cost of funds and in particular its cost of deposits.  Also, contributing to the improvement was the growth of the Corporation’s non-interest bearing demand deposits and interest-bearing non-maturity deposits.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME continued

During the six months ended June 30, 2012, asset yields decreased 32 basis points FTE and interest costs decreased 40 basis points, resulting in an 8 basis point FTE increase in net interest income as compared to the same period in 2011.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2012, and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2012	2011	2012	2011
Annualized net interest income	$152,210	$143,389	$148,337	$142,649
Annualized FTE adjustment	$5,758	$5,993	$5,765	$5,856
Annualized net interest income on a fully taxable equivalent basis	$157,968	$149,382	$154,102	$148,505
Average earning assets	$3,837,738	$3,751,241	$3,813,587	$3,747,738
Interest income (FTE) as a percent of average earning assets	4.75%	5.04%	4.75%	5.07%
Interest expense as a percent of average earning assets	0.64%	1.05%	0.71%	1.11%
Net interest income (FTE) as a percent of average earning assets	4.11%	3.99%	4.04%	3.96%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  Annualized amounts are computed utilizing a 30/360 day basis.

NON-INTEREST INCOME

Non-interest income increased $2.1 million or 19.0 percent in the second quarter of 2012, compared to the second quarter of 2011.  The largest increases during the second quarter of 2012 were gains on the sale of mortgage loans, insurance commissions and interchange income from electronic card transactions totaling $1,284,000, $461,000 and $459,000 more than the second quarter of 2011 respectively.  The increases in gains on the sale of mortgage loans and electronic card transactions were volume driven while the increase in insurance commissions resulted from second quarter 2011 reflecting a one-time negative adjustment.

During the first six months of 2012, non-interest income increased $12.9 million or 56.3 percent over the same period on 2011.  The largest item contributing to the increase was a gross purchase gain of $9.1 million recognized from the purchase of certain assets and assumption of certain liabilities of SCB Bank.  See NOTE 2. PURCHASE AND ASSUMPTION in the Notes to Consolidated Condensed Financial Statements included of this Form 10-Q for additional discussion of this transaction.

Additionally, $1,363,000 more gains on the sale of mortgage loans and $689,000 more interchange income from electronic card transactions was realized in the first six months of 2012 than the same period of 2011.  The increase in gains on the sale of mortgage loans resulted from a higher volume of mortgage originations over the same period in 2011.  The interchange income from electronic card transactions was due to increased customer volumes from prior periods.  Also, $576,000 was received in the first six months of 2012 from a Bank Owned Life Insurance death benefit, while none was received in the first six months of 2011.

NON-INTEREST EXPENSE

Non-interest expenses decreased $219,000 or 0.6 percent in the second quarter of 2012, compared to the second quarter of 2011.  Salaries and employee benefits increased by $1.1 million or 5.8 percent over the same period in 2011.  Base salaries were up $49,000 or 0.4 percent, while commissions and incentives increased $489,000 and temporary employee expense increased $254,000 over the same quarter last year.  Employee health insurance and retirement plan expenses increased $301,000 and $178,000, respectively, when compared to the second quarter of 2011.  The increase in salaries and benefits was offset by declines in core deposit intangible amortization of $621,000, FDIC expenses of $589,000 and credit related expenses of $721,000, from the second quarter of 2011 to the second quarter of 2012.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE continued

During the first six months of 2012, non-interest expense decreased $72,000 or 0.1 percent when compared to the first six months of 2011.  Salaries and employee benefits increased by $3.3 million or 9.1 percent over the same period in 2011.  Base salaries were up $343,000 or 1.4 percent, while commissions and incentives increased $1,178,000 and temporary employee expense increased $456,000 over the same period last year.  Employee health insurance and retirement plan expenses increased $1,107,000 and $495,000, respectively, when compared to the first six months of 2011.  The increase in salaries and benefits was offset by declines in core deposit intangible amortization of $1,253,000, FDIC expenses of $1,576,000 and credit related expenses of $1,730,000, from the first six months of 2011 to the first six months of 2012.

INCOME TAX

The income tax expense for the six months ended June 30, 2012, was $8,788,000 on pre-tax net income of $32,364,000.  For the same period in 2011, the income tax expense was $3,795,000 on pre-tax net income of $14,744,000.   Additional details are discussed within the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 7.27 percent at June 30, 2012, and 6.84 percent at December 31, 2011.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At June 30, 2012, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL continued

As of June 30, 2012, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	June 30, 2012		December 31, 2011
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$507,202	16.75%	$487,393	16.54%
Tier 1 capital (to risk-weighted assets)	438,947	14.49%	410,132	13.92%
Tier 1 capital (to average assets)	438,947	10.73%	410,132	10.17%

First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$492,117	16.28%	$477,805	16.26%
Tier 1 capital (to risk-weighted assets)	454,148	15.02%	440,909	15.00%
Tier 1 capital (to average assets)	454,148	11.11%	440,909	10.96%

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

	June 30,	December 31,
(Dollars in Thousands, Except Per Share Amounts)	2012	2011
Average goodwill	$141,357	$141,357
Average core deposit intangible (CDI)	8,877	10,655
Average deferred tax on CDI	(2,212)	(2,458)
Intangible adjustment	$148,022	$149,554
Average stockholders' equity (GAAP capital)	$524,693	$478,440
Average cumulative preferred stock	(125)	(125)
Average non-cumulative preferred stock issued under the Small Business Lending Fund Program	(90,783)	(74,181)
Intangible adjustment	(148,022)	(149,554)
Average tangible capital	$285,763	$254,580
Average assets	$4,226,432	$4,143,850
Intangible adjustment	(148,022)	(149,554)
Average tangible assets	$4,078,410	$3,994,296
Net income available to common stockholders	$21,306	$9,013
CDI amortization, net of tax	537	2,112
Tangible net income available to common stockholders	$21,843	$11,125

Per Share Data:
Diluted net income available to common stockholders	$0.74	$0.34
Diluted tangible net income available to common stockholders	$0.76	$0.42

Ratios:
Return on average GAAP capital (ROE)	8.12%	1.88%
Return on average tangible capital	15.29%	4.37%
Return on average assets (ROA)	1.01%	0.22%
Return on average tangible assets	1.07%	0.28%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES

The Corporation’s primary business focus is small business and middle market commercial, residential real estate, auto and small consumer lending, which results in portfolio diversification.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

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

Non-accrual loans decreased by $6,465,000 during the six months ended June 30, 2012, from $69,592,000 at December 31, 2011 to the June 30, 2012, balance of 63,127,000..  In addition, other real estate owned declined $2,106,000 during the same period.  For other real estate owned, current appraisals are obtained to determine value as management continues to aggressively market these real estate assets. Accruing loans delinquent 90 or more days were $665,000 at June 30, 2012, up slightly from $580,000 at December 31, 2011.

	June 30,	December 31,
(Dollars in Thousands)	2012	2011
Non-Performing Assets:
Non-accrual loans	$63,127	$69,592
Renegotiated loans	3,921	14,308
Non-performing loans (NPL)	67,048	83,900
Other real estate owned	14,183	16,289
Non-performing assets (NPA)	81,231	100,189
90+ days delinquent and still accruing	665	580
NPAs & 90+ days delinquent	$81,896	$100,769
Impaired Loans	$81,241	$79,775

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

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2012, commercial impaired loans totaled $81,241,000, a decrease of $13,149,000 from the March 31, 2012, balance of $94,390,000, but up slightly from the December 31, 2011 balance of $79,775,000.  The primary driver of the increase from December 31, 2011 is the addition of the purchased loans discussed in NOTE 2. PURCHASE AND ASSUMPTION included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. At June 30, 2012, an allowance for losses was not deemed necessary for commercial impaired loans totaling $62,880,000 as there was no identified loss on these credits. An allowance of $5,201,000 was recorded for the remaining balance of these impaired loans totaling $18,361,000 and is included in the corporation’s allowance for loan losses.

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

The composition of non-performing assets plus 90-days delinquent is reflected in the following table.

	June 30,	December 31,
(Dollars in Thousands)	2012	2011
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$14,086	$13,725
Agricultural production financing and other loans to farmers
Real estate loans:
Construction	14,921	17,784
Commercial and farm land	32,982	46,985
Residential	17,171	18,398
Home Equity	2,238	3,142
Individual's loans for household and other personal expenditures	146	162
Other loans	352	573
Non performing assets plus 90+ days delinquent	$81,896	$100,769

At June 30, 2012, the allowance for loan losses was $70,143,000, a decrease of $226,000 from March 31, 2012. As a percent of loans, the allowance was 2.49 percent at June 30, 2012, 2.50 percent at March 31, 2012 and 2.60 percent at December 31, 2011. The provision for loan losses for the three months ended June 30, 2012 was $4,545,000, a decrease of $1,080,000 from $5,625,000 for the same period in 2011. Specific reserves, on impaired loans including residential mortgage, increased $181,000 from $5,895,000 at March 31, 2012, to $6,076,000 at June 30, 2012.

Net charge offs for the three months ended June 30, 2012, were $4,771,000, a decrease of $4,657,000 from the same period in 2011. Of this amount, $1,839,000, or 38.5 percent of net charge offs, was made up of two customer charge offs of more than $500,000.   The distribution of the net charge offs for the three months ended June 30, 2012, and June 30, 2011, is reflected in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2012	2011	2012	2011
Net Charge Offs (Recoveries):
Commercial and industrial loans	$2,137	$(5,428)	$4,343	$(4,920)
Agricultural production financing and other loans to farmers	(6)	(75)	(20)	(156)
Real estate loans:
Construction	(471)	2,602	(328)	5,190
Commercial and farm land	2,495	10,234	4,142	13,673
Residential	442	2,111	1,210	2,990
Individual's loans for household and other personal expenditures	197	(14)	310	295
Lease financing receivables, net of unearned income		(2)	(1)	(3)
Other Loans	(23)		519	(6)
Total Net Charge Offs	$4,771	$9,428	$10,175	$17,063

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At June 30, 2012, total borrowings from the FHLB were $96,847,000.  The Bank has pledged certain mortgage loans and investments to the FHLB.  The total available remaining borrowing capacity from the FHLB at June 30, 2012, was $227,319,000.

On March 30, 2012, the Bank completed repayment of $79,000,000 of Senior Notes (the “Notes”) that had matured.  The Notes, which were originally issued by the Bank on March 31, 2009, were guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”).

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $547,551,000 at June 30, 2012, an increase of $29,060,000, or 5.6 percent, from December 31, 2011.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity.  Securities classified as held to maturity that are maturing in one year or less, totaled $3,345,000 at June 30, 2012.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.   A breach of any of these covenants could result in a default under the Loan Agreement.   As of June 30, 2012, the Corporation was in compliance with these financial covenants.

As of December 31, 2011, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.75 percent.  The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5.0 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3 percent per annum to the Term Loan.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant. Bank of America chose to apply the default rate through March 31, 2012, but not to accelerate the Term Loan based on the Corporation’s failure to meet these financial covenants.  As of March 31, 2012, the Corporation was no longer in default due to breach of a financial covenant; therefore, the default rate of 3 percent per annum was not applied to the Term Loan for the three months ended June 30, 2012.

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at June 30, 2012, are as follows:

June 30,
(Dollars in Thousands)	2012
Amounts of commitments:
Loan commitments to extend credit	$873,834
Standby and commercial letters of credit	22,208
$896,042

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at June 30, 2012, are as follows:

(Dollars in Thousands)	Remaining 2012	2013	2014	2015	2016	2017	2018 and after	Total
Operating leases	$1,262	$2,258	$1,995	$1,790	$1,424	$849	$1,429	$11,007
Federal funds purchased	652							652
Securities sold under repurchase agreements	150,127		10,000					160,127
Federal Home Loan Bank advances	2,238	1,624	26,506	31,066	29,025	2,826	3,562	96,847
Subordinated debentures and term loans	125			55,000			60,826	115,951
Total	$154,404	$3,882	$38,501	$87,856	$30,449	$3,675	$65,817	$384,584

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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK continued

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2012, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At June 30, 2012
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal funds	200	0
One-year CMT	200	(13)
Three-year CMT	200	(8)
Five-year CMT	200	(10)
CD's	200	(29)
FHLB advances	200	(2)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2012. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At June 30, 2012
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$147,855	$153,807	$145,787
Variance from base		$5,952	$(2,068)
Percent of change from base		4.03%	-1.40%
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

FIRST MERCHANTS CORPORATION
FORM 10Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2012, and December 31, 2011. Earning assets increased by $70,226,000 in the six months ended June 30, 2012.  Interest-bearing time deposits decreased $11,091,000.  Investments decreased by approximately $2,079,000, while loans and loans held for sale increased by $81,633,000.   The four largest loan classes that increased from December 31, 2011 were commercial and farm land, commercial and industrial, construction and home equity.

Effective February 10, 2012, the Bank assumed substantially all the deposits and certain other liabilities and acquired certain assets of SCB Bank, from the FDIC as the receiver of SCB Bank.  The two most significant earning assets acquired were loans of $93.8 million and securities of approximately $18,900,000.  Details of this transaction are included in NOTE 2.  PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

	June 30,	December 31,
(Dollars in Thousands)	2012	2011
Interest-bearing time deposits	$41,760	$52,851
Investment securities available for sale	547,551	518,491
Investment securities held to maturity	396,770	427,909
Mortgage loans held for sale	15,278	17,864
Loans	2,797,634	2,713,415
Federal Reserve and Federal Home Loan Bank stock	33,033	31,270
Total	$3,832,026	$3,761,800

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          a. None

          b. None

          c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended June 30, 2012, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2012	306	$11.74	0	0
May, 2012			0	0
June, 2012			0	0

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

FIRST MERCHANTS CORPORATION
FORM 10Q

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

First Merchants Corporation
(Registrant)

Date: August 9, 2012	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	by: /s/ Mark K. Hardwick
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