Form 10-K/A
period 2010-10-28
FIRST MERCHANTS CORP
filed 2012-10-31
CIK 712534

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

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $29,674,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011).

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

EXPLANATORY NOTE

First Merchants Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 for the sole purpose of satisfying the requirements of Rule 15d-21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the First Merchants Corporation Employee Stock Purchase Plan (2009).  This Amendment also serves to update the exhibit description and index in connection therewith.

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

4.6	Warrant to Purchase Common Stock of First Merchants Corporation dated February 20, 2009 (Incorporated by reference to registrant’s Form 8-K filed on February 23, 2009)
4.7	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
4.8	Amended and Restated Declaration of Trust, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.9	Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.10	First Supplemental Indenture, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.11	Guarantee Agreement, dated as of June 30, 2010 (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
4.12	Form of Capital Securities Certificate of First Merchants Capital Trust III (Incorporated by reference to registrant’s Form 8-K filed on July 2, 2010)
10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 11, 2011 (Incorporated by reference to registrant's Form 10-K filed on March 16, 2011) (1)(2)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008) (1)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (2)(Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.4	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (2) (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.5	First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.6	First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.7	First Merchants Corporation Change of Control Agreement, as amended, with Jami L. Bradshaw dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.8	First Merchants Corporation Change of Control Agreement, as amended, with Robert R. Connors dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.9	First Merchants Corporation Change of Control Agreement, as amended, with Kimberly J. Ellington dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.10	First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
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

(a) 3.           Exhibits (continued):

Exhibit No:       Description of Exhibits:

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
(3) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities  Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st  day of October, 2012.

FIRST MERCHANTS CORPORATION

By: /s/ Michael C. Rechin
Michael C. Rechin, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 31st day of October, 2012.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive	President and Chief
Officer (Principal	Financial Officer
Executive Officer)	(Principal Financial
and Accounting Officer)

/s/ Jerry R. Engle*	/s/ Michael C. Rechin
Jerry R. Engle, Director	Michael C. Rechin, Director

/s/ Roderick English*	/s/ Charles E. Schalliol*
Roderick English, Director	Charles E. Schalliol, Director

__________________	/s/ Patrick A. Sherman*
Dr. Jo Ann M. Gora, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	__________________
William L. Hoy, Director	Terry L. Walker, Director

/s/ Gary J. Lehman *	/s/ Jean L. Wojtowicz*
Gary, J. Lehman, Director	Jean L. Wojtowicz, Director

* By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney was filed with the Securities and Exchange Commission as an exhibit to the initial Annual Report on Form 10-K, filed March 15, 2012.

By: /s/ Mark K. Hardwick
   Mark K. Hardwick
   As Attorney-in-Fact
   October 31, 2012

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

INDEX TO EXHIBITS

 (a) 3.           Exhibits continued:

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