Form 10-Q
period 2012-09-30
FIRST MERCHANTS CORP
filed 2012-11-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 28,672,461 outstanding common shares of the registrant.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$57,027	$73,312
Interest-bearing time deposits	35,324	52,851
Investment securities available for sale	551,619	518,491
Investment securities held to maturity (fair value of $396,217 and $442,469)	377,097	427,909
Mortgage loans held for sale	27,711	17,864
Loans, net of allowance for loan losses of $69,493 and $70,898	2,766,831	2,642,517
Premises and equipment	51,373	51,013
Federal Reserve and Federal Home Loan Bank stock	32,824	31,270
Interest receivable	17,519	17,723
Core deposit intangibles	8,644	9,114
Goodwill	141,375	141,357
Cash surrender value of life insurance	124,702	124,329
Other real estate owned	13,780	16,289
Tax asset, deferred and receivable	29,344	36,424
Other assets	14,998	12,613
TOTAL ASSETS	$4,250,168	$4,173,076
LIABILITIES
Deposits:
Noninterest-bearing	$679,818	$646,508
Interest-bearing	2,514,933	2,488,147
Total Deposits	3,194,751	3,134,655
Borrowings:
Federal funds purchased	57,024
Securities sold under repurchase agreements	153,454	156,305
Federal Home Loan Bank advances	145,467	138,095
Subordinated debentures and term loans	112,169	194,974
Total Borrowings	468,114	489,374
Interest payable	1,591	2,925
Other liabilities	38,857	31,655
Total Liabilities	3,703,313	3,658,609
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized - 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding - 90,782.94 shares	90,783	90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 28,672,177 and 28,559,707 shares	3,584	3,570
Additional paid-in capital	256,290	254,874
Retained earnings	198,094	168,717
Accumulated other comprehensive loss	(2,021)	(3,602)
Total Stockholders' Equity	546,855	514,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,250,168	$4,173,076

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans receivable:
Taxable	$38,160	$37,024	$110,660	$113,219
Tax exempt	118	86	358	435
Investment securities:
Taxable	4,176	5,078	13,218	14,665
Tax exempt	2,532	2,529	7,645	7,617
Federal funds sold				3
Deposits with financial institutions	16	45	69	228
Federal Reserve and Federal Home Loan Bank stock	345	323	1,035	1,005
Total Interest Income	45,347	45,085	132,985	137,172
INTEREST EXPENSE
Deposits	3,517	5,046	11,566	17,776
Federal funds purchased	38	16	62	22
Securities sold under repurchase agreements	211	384	703	1,148
Federal Home Loan Bank advances	492	1,089	2,123	3,067
Subordinated debentures and term loans	1,187	2,699	4,460	7,984
Total Interest Expense	5,445	9,234	18,914	29,997
NET INTEREST INCOME	39,902	35,851	114,071	107,175
Provision for loan losses	4,609	5,556	14,029	16,775
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,293	30,295	100,042	90,400
OTHER INCOME
Service charges on deposit accounts	2,913	3,169	8,625	8,945
Fiduciary activities	1,986	1,881	5,907	5,846
Other customer fees	2,740	2,583	8,476	7,452
Commission income	1,618	1,528	4,770	4,440
Earnings on cash surrender value of life insurance	685	644	2,725	1,793
Net gains and fees on sales of loans	2,849	1,768	7,115	4,671
Net realized gains on sales of available for sale securities	843	861	2,134	2,149
Other-than-temporary impairment on available for sale securities				(2,780)
Portion of loss recognized in other comprehensive income before taxes				2,380
Net impairment losses recognized in earnings				(400)
Gain on FDIC modified whole bank transaction			9,124
Other income	639	796	1,220	1,253
Total Other Income	14,273	13,230	50,096	36,149
OTHER EXPENSES
Salaries and employee benefits	20,083	19,964	59,078	55,700
Net occupancy	2,568	2,530	7,692	7,690
Equipment	1,798	1,662	5,259	5,122
Marketing	536	534	1,542	1,352
Outside data processing fees	1,413	1,391	4,295	4,294
Printing and office supplies	287	301	848	902
Core deposit amortization	489	755	1,438	2,957
FDIC assessments	792	1,201	2,771	4,756
Other real estate owned and credit-related expenses	2,104	2,007	6,412	8,045
Other expenses	4,334	3,877	13,277	11,684
Total Other Expenses	34,404	34,222	102,612	102,502
INCOME BEFORE INCOME TAX	15,162	9,303	47,526	24,047
Income tax expense	3,926	2,561	12,714	6,356
NET INCOME	11,236	6,742	34,812	17,691
Loss on retirement of CPP preferred stock		(1,401)		(1,401)
Loss on extinguishment of trust preferred securities		(10,857)		(10,857)
Preferred stock dividends and discount accretion	(1,134)	(868)	(3,404)	(2,846)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$10,102	$(6,384)	$31,408	$2,587
Per Share Data:
Basic Net Income (Loss) Available to Common Stockholders	$0.35	$(0.25)	$1.09	$0.10
Diluted Net Income (Loss) Available to Common Stockholders	$0.35	$(0.25)	$1.09	$0.10
Cash Dividends Paid	$0.03	$0.01	$0.07	$0.03
Average Diluted Shares Outstanding (in thousands)	28,888	26,367	28,819	26,019

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$11,236	$6,742	$34,812	$17,691
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising during the period,
net of income tax of $1,018, $4,553, $1,670, and $8,212	1,891	8,457	3,102	15,255
Unrealized loss on securities available for sale for which a portion of an other than temporary impairment has been
recognized in income, net of tax of $12, $0, $43, and $831	(22)		(80)	(1,546)
Unrealized loss on cash flow hedges arising during the period,
net of income tax of $131, $778, $535, and $949	(244)	(1,446)	(994)	(1,762)
Amortization of items previously recorded in accumulated other
comprehensive income (loss), net of income tax of $113, $10, $506, and $29	210	(18)	940	(53)
Reclassification adjustment for gains included in net income
net of income tax expense of $295, $301, $747, and $612	(549)	(560)	(1,387)	(1,137)
	1,286	6,433	1,581	10,757
Comprehensive income	$12,522	$13,175	$36,393	$28,448

The components of accumulated other comprehensive loss, net of tax, included in stockholders’ equity, are as follows:

	September 30, 2012	December 31, 2011
Net unrealized gain on securities available for sale	$19,959	$18,244

Net unrealized loss on securities available for sale for which a portion of an other-than-temporary
impairment has been recognized in income	(3,248)	(3,168)

Net unrealized loss on cash flow hedges	(2,834)	(1,841)

Defined benefit plans	(15,898)	(16,837)
	$(2,021)	$(3,602)

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

							Accumulated
	Preferred		Common Stock		Additional		Other
					Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, December 31, 2011	90,908	$90,908	28,559,707	$3,570	$254,874	$168,717	$(3,602)	$514,467
Comprehensive Income
Net Income						34,812		34,812
Other Comprehensive Income, net of tax							1,581	1,581
Cash Dividends on Common Stock ($.07 per Share)						(2,031)		(2,031)
Cash Dividends on Preferred Stock under Small Business Lending Fund						(3,404)		(3,404)
Share-based Compensation			79,385	10	1,091			1,101
Stock Issued Under Employee Benefit Plans			34,352	4	350			354
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			11,475	1	142			143
Stock options exercised			8,750	1	66			67
Stock Redeemed			(21,492)	(2)	(233)			(235)
Balances, September 30, 2012	90,908	$90,908	28,672,177	$3,584	$256,290	$198,094	$(2,021)	$546,855

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	September 30,
	2012	2011
Cash Flow From Operating Activities:
Net income	$34,812	$17,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,029	16,775
Depreciation and amortization	3,432	3,998
Change in deferred taxes	11,239	7,211
Share-based compensation	1,101	1,009
Mortgage loans originated for sale	(314,240)	(185,658)
Proceeds from sales of mortgage loans	304,393	194,870
Gain on acquisition	(9,124)
Gains on sales of securities available for sale	(2,134)	(2,149)
Recognized loss on other-than-temporary-impairment		400
Change in interest receivable	732	904
Change in interest payable	(1,701)	(2,076)
Other adjustments	4,650	14,171
Net cash provided by operating activities	$47,189	$67,146
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$17,527	$49,101
Purchases of:
Securities available for sale	(129,297)	(133,526)
Securities held to maturity	(566)	(77,678)
Proceeds from sales of securities available for sale	43,147	54,606
Proceeds from maturities of:
Securities available for sale	77,898	37,894
Securities held to maturity	49,073	28,120
Change in Federal Reserve and Federal Home Loan Bank stock	207	2,503
Purchase of bank owned life insurance		(25,000)
Net change in loans	(52,442)	73,520
Net cash received from acquisition	29,113
Proceeds from the sale of other real estate owned	4,295	9,916
Other adjustments	351	6,921
Net cash provided by investing activities	$39,306	$26,377
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$42,994	$(54,157)
Certificates of deposit and other time deposits	(108,807)	(150,473)
Borrowings	138,127	242,323
Repayment of borrowings	(169,988)	(168,894)
Cash dividends on common stock	(2,031)	(778)
Cash dividends on preferred stock	(3,404)	(2,527)
Stock issued in private equity placement		21,165
Stock issued under employee benefit plans	354	561
Stock issued under dividend reinvestment and stock purchase plans	143	60
Stock options exercised	67
Stock redeemed	(235)	(127)
Cumulative preferred stock issued (SBLF)		90,783
Cumulative preferred stock redeemed (CPP)		(69,600)
Net cash used in financing activities	$(102,780)	$(91,664)
Net Change in Cash and Cash Equivalents	(16,285)	1,859
Cash and Cash Equivalents, January 1	73,312	58,307
Cash and Cash Equivalents, September 30	$57,027	$60,166
Additional cash flow information:
Interest paid	$20,248	$32,073
Income tax paid (refunded)	$5,988	$(2,977)
Loans transferred to other real estate owned	$4,364	$12,646
Non-cash investing activities using trade date accounting	$3,043	$2,298

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2011, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the year.

NOTE 2.  Purchase and Assumption

Effective February 10, 2012, First Merchants Bank, National Association (the “Bank”) assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SCB Bank (the “Acquisition”), pursuant to the terms of the Purchase and Assumption Agreement – Modified Whole Bank; All Deposits (the “Agreement”), entered into by the Bank, the FDIC as receiver of SCB Bank and the FDIC.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 2.  Purchase and Assumption continued

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at September 30, 2012. The amounts are as follows:

September 30,
2012
Commercial and industrial loans	$12,494
Agricultural production finance and other loans to farmers	1,531
Real estate loans
Construction	92
Commercial and farmland	23,724
Residential	32,936
Individuals' loans for household and other personal expenditures	922
Tax exempt
Lease financing
Other loans	987
Total	$72,686

Accretable yield, or income expected to be collected, is as follows:

Three Months ended
September 30, 2012
Beginning balance, June 30, 2012	$9,048
Accretions	(2,612)
Ending balance, September 30, 2012	$6,436

Nine Months ended
September 30, 2012
Beginning balance, February 10, 2012	$9,774
Accretions	(3,338)
Ending balance, September 30, 2012	$6,436

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2012
U.S. Government-sponsored agency securities	$4,610	$172		$4,782
State and municipal	150,281	10,761	$25	161,017
U.S. Government-sponsored mortgage-backed securities	370,800	13,142	30	383,912
Corporate obligations	6,008		5,806	202
Equity securities	1,706			1,706
Total available for sale	533,405	24,075	5,861	551,619
Held to maturity at September 30, 2012
State and municipal	116,966	5,698		122,664
U.S. Government-sponsored mortgage-backed securities	260,131	13,422		273,553
Total held to maturity	377,097	19,120		396,217
Total Investment Securities	$910,502	$43,195	$5,861	$947,836

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
U.S. Government-sponsored agency securities	$99	$18		$117
State and municipal	136,857	10,496		147,353
U.S. Government-sponsored mortgage-backed securities	358,928	10,086	$16	368,998
Corporate obligations	5,765		5,572	193
Equity securities	1,830			1,830
Total available for sale	503,479	20,600	5,588	518,491
Held to maturity at December 31, 2011
State and municipal	120,171	3,785		123,956
U.S. Government-sponsored mortgage-backed securities	307,738	10,775		318,513
Total held to maturity	427,909	14,560		442,469
Total Investment Securities	$931,388	$35,160	$5,588	$960,960

The amortized cost and fair value of available for sale securities and held to maturity securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2012:
Due in one year or less	$4,802	$4,846	$2,425	$2,431
Due after one through five years	14,559	15,277	2,208	2,233
Due after five through ten years	48,134	51,156	55,679	57,975
Due after ten years	93,404	94,722	56,654	60,025
	160,899	166,001	116,966	122,664
U.S. Government-sponsored mortgage-backed securities	370,800	383,912	260,131	273,553
Equity securities	1,706	1,706
Total Investment Securities	$533,405	$551,619	$377,097	$396,217

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $348,748,000 at September 30, 2012, and $299,478,000 at December 31, 2011.

The book value of securities sold under agreements to repurchase amounted to $148,486,000 at September 30, 2012, and $129,311,000 at December 31, 2011.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3.  Investment Securities continued

Gross gains and losses on the sales and redemptions of available for sale securities, and other-than-temporary impairment (“OTTI”) losses recognized for the three and nine months ended September 30, 2012 and 2011 are shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales and Redemptions of Available for Sale Securities:
Gross gains	$843	$861	$2,134	$2,149
Gross losses
Other-than-temporary impairment losses				$400

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of September 30, 2012.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $6.0 million and a fair value of $171,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

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

Discount rates used in the OTTI cash flow analysis on these variable rate securities were those margins in effect at the inception of the security added to the appropriate three-month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. These spreads ranged from .85 percent to 1.57 percent spread over LIBOR.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3.  Investment Securities continued

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012, and December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at September 30, 2012
State and municipal	$3,868	$(25)			$3,868	$(25)
U.S. Government-sponsored mortgage-backed securities	6,463	(30)			6,463	(30)
Corporate obligations			$171	$(5,806)	171	(5,806)
Total Temporarily Impaired Investment Securities	$10,331	$(55)	$171	$(5,806)	$10,502	$(5,861)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2011
State and municipal
U.S. Government-sponsored mortgage-backed securities	$6,176	$(16)			$6,176	$(16)
Corporate obligations			$163	$(5,572)	163	(5,572)
Total Temporarily Impaired Investment Securities	$6,176	$(16)	$163	$(5,572)	$6,339	$(5,588)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	September 30, 2012	December 31, 2011
Investments reported at less than historical cost:
Historical cost	$16,364	$11,925
Fair value	$10,502	$6,339
Percent of the Corporation's available for sale and held to maturity portfolio	1.1%	0.7%

Except as discussed below, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the OTTI is identified.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates.  The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2012.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 3.  Investment Securities continued

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.  The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2012.

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations were due to the decline in value related to the pooled trust preferred securities, and is attributable to temporary illiquidity and the financial crisis affecting these markets, coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities.  The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed.  The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at September 30, 2012.  The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2012	Accumulated Credit Losses in 2011
Credit losses on debt securities held:
Balance, January 1	$11,355	$10,955
Additions related to other-than-temporary losses not previously recognized		400
Balance, September 30	$11,355	$11,355

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4.  Loans and Allowance

The Corporation’s primary lending focus is small business and middle market commercial, residential real estate, auto and small consumer lending, which results in portfolio diversification.  The following tables show the composition in the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale at September 30, 2012, and December 31, 2011, were $27,711,000 and $17,864,000, respectively.

Effective February 10, 2012, the Bank assumed $113.0 million in loans as part of the Purchase and Assumption Agreement discussed in NOTE 2. PURCHASE AND ASSUMPTION included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. This loan portfolio was acquired at a fair value discount of $19.2 million.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30,	December 31,
	2012	2011
Loans:
Commercial and industrial loans	$592,517	$532,523
Agricultural production financing and other loans to farmers	107,166	104,526
Real estate loans:
Construction	93,610	81,780
Commercial and farm land	1,241,054	1,194,230
Residential	475,272	481,493
Home Equity	204,888	191,631
Individual's loans for household and other personal expenditures	77,171	84,172
Lease financing receivables, net of unearned income	2,970	3,555
Other loans	41,676	39,505
	2,836,324	2,713,415
Allowance for loan losses	(69,493)	(70,898)
Total Loans	$2,766,831	$2,642,517

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. The allowance is increased by the provision for loan losses and decreased by charge offs less recoveries. All charge offs are approved by the Bank’s senior loan officers or loan committees, depending on the amount of the charge off. The Bank charges off loans when a determination is made that all or a portion of a loan is uncollectible. The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.

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

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at September 30, 2012.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes, and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

Residential and Consumer

With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4.  Loans and Allowance continued

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2012, and September 30, 2011:

	Three Months Ended September 30, 2012
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, July 1	$17,791	$35,133	$2,431	$14,788		$70,143
Provision for losses	5,431	(879)	147	(90)		4,609
Recoveries on loans	526	1,598	219	174		2,517
Loans charged off	(1,424)	(4,439)	(168)	(1,745)		(7,776)
Balances, September 30, 2012	$22,324	$31,413	$2,629	$13,127		$69,493

	Nine Months Ended September 30, 2012
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Provision for losses	10,333	149	(14)	3,565	(4)	14,029
Recoveries on loans	1,193	3,462	595	968	1	6,219
Loans charged off	(6,933)	(10,117)	(854)	(3,749)		(21,653)
Balances, September 30, 2012	$22,324	$31,413	$2,629	$13,127		$69,493

	Three Months Ended September 30, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$23,715	$38,668	$2,859	$11,877	$14	$77,133
Provision for losses	(903)	3,042	281	3,142	(6)	5,556
Recoveries on loans	1,176	378	163	237	1	1,955
Loans charged off	(4,344)	(5,003)	(266)	(1,957)		(11,570)
Balances, September 30, 2011	$19,644	$37,085	$3,037	$13,299	$9	$73,074

	Nine Months Ended September 30, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$32,508	$36,341	$3,622	$10,408	$98	$82,977
Provision for losses	(14,778)	24,232	(187)	7,601	(93)	16,775
Recoveries on loans	8,174	1,244	781	934	4	11,137
Loans charged off	(6,260)	(24,732)	(1,179)	(5,644)		(37,815)
Balances, September 30, 2011	$19,644	$37,085	$3,037	$13,299	$9	$73,074

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4.  Loans and Allowance continued

The following table shows the Corporation’s allowance for credit losses and loan portfolio by loan segment for the periods indicated:

	September 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,775	$4,157		$319		$6,251
Collectively evaluated for impairment	20,549	27,256	$2,629	12,808		63,242
Total Allowance for Loan Losses	$22,324	$31,413	$2,629	$13,127		$69,493

Loan Balances:
Individually evaluated for impairment	$16,286	$54,773		$8,906		$79,965
Collectively evaluated for impairment	725,073	1,279,891	$77,171	671,254	$2,970	2,756,359
Total Loans	$741,359	$1,334,664	$77,171	$680,160	$2,970	$2,836,324

	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$4,701	$2,504		$733		$7,938
Collectively evaluated for impairment	13,030	35,415	$2,902	11,610	$3	62,960
Total Allowance for Loan Losses	$17,731	$37,919	$2,902	$12,343	$3	$70,898

Loan Balances:
Individually evaluated for impairment	$18,793	$51,980		$12,546		$83,319
Collectively evaluated for impairment	657,760	1,224,031	$84,172	660,578	$3,555	2,630,096
Total Loans	$676,553	$1,276,011	$84,172	$673,124	$3,555	$2,713,415

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	September 30,	December 31,
	2012	2011
Commercial and Industrial	$12,507	$12,246
Real Estate Loans:
Construction	5,440	8,990
Commercial and farm land	24,501	31,093
Residential	12,444	14,805
Home Equity	1,761	1,896
Individuals loans for household and other personal expenditures	3	1
Lease financing receivables, net of unearned income	337
Other Loans	6	561
Total	$56,999	$69,592

Commercial impaired loans include all non-accrual loans, loans accounted for under SOP-03-3 and renegotiated loans, as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.

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

The following table shows the composition of the Corporation’s commercial impaired loans by loan class as of September 30, 2012:

				Three Months Ended		Nine Months Ended
	September 30, 2012			September 30, 2012		September 30, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$27,363	$10,743		$9,994	$26	$11,615	$68
Agriculture production financing
and other loans to farmers	300	300		300		300
Real Estate Loans:
Construction	10,743	6,378		6,658	17	7,665	47
Commercial and farm land	52,953	35,606		31,081	250	33,459	706
Residential	9,307	6,716		6,936	20	7,342	54
Home equity	3,901	711		713	3	727	10
Other loans	87	16		17		18	1
Total	$104,654	$60,470		$55,699	$316	$61,126	$886

Impaired loans with related allowance:
Commercial and industrial	$5,570	$5,227	$1,775	$5,244	$11	$5,307	$32
Real Estate Loans:
Construction	725	480	51	510		541
Commercial and farm land	13,021	12,309	4,106	12,326	32	12,371	95
Residential	1,578	1,479	319	1,485	19	1,485	56
Total	$20,894	$19,495	$6,251	$19,565	$62	$19,704	$183
Total Impaired Loans	$125,548	$79,965	$6,251	$75,264	$378	$80,830	$1,069

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4.  Loans and Allowance continued

The following table shows the composition of the Corporation’s commercial impaired loans by loan class as of December 31, 2011:

	December 31, 2011
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

	September 30, 2012
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Consumer Performing	Consumer Non-Performing	Total Loans
Commercial and industrial	$524,180	$25,143	$36,564	$6,630			$592,517
Agriculture production financing and other loans	106,775	230	161				107,166
Real Estate Loans:
Construction	78,655	1,639	13,140			$176	93,610
Commercial and farm land	1,105,407	48,344	86,500	475		328	1,241,054
Residential	142,394	4,909	14,709	1,360	$304,255	7,645	475,272
Home equity	11,036	1,344	1,021		189,938	1,549	204,888
Individuals loans for household and other personal expenditures					77,168	3	77,171
Lease financing receivables, net of unearned income					2,633	337	2,970
Other loans	41,640		36				41,676
Total	$2,010,087	$81,609	$152,131	$8,465	$573,994	$10,038	$2,836,324

	December 31, 2011
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Consumer Performing	Consumer Non Performing	Total Loans
Commercial and industrial	$478,885	$22,405	$28,025	$3,208			$532,523
Agriculture production financing and other loans	101,289	1,582	1,655				104,526
Real Estate Loans:
Construction	47,611	3,672	22,376		$7,762	$359	81,780
Commercial and farm land	1,033,397	54,697	103,330	1,724	1,035	47	1,194,230
Residential	139,237	9,175	16,699	500	308,306	7,576	481,493
Home equity	15,912	499	3,317		170,776	1,127	191,631
Individuals loans for household and other personal expenditures					84,121	51	84,172
Lease financing receivables, net of unearned income					3,555		3,555
Other loans	38,917	15	21	552			39,505
Total	$1,855,248	$92,045	$175,423	$5,984	$575,555	$9,160	$2,713,415

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4.  Loans and Allowance continued

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class for September 30, 2012, and December 31, 2011:

	September 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$574,730	$4,800	$434	$46	$12,507	$17,787	$592,517
Agriculture production financing and other loans	106,782	74	10	300		384	107,166
Real Estate Loans:
Construction	87,829	341			5,440	5,781	93,610
Commercial and farm land	1,209,194	6,931	65	363	24,501	31,860	1,241,054
Residential	453,234	5,835	2,788	971	12,444	22,038	475,272
Home equity	200,402	1,532	899	294	1,761	4,486	204,888
Individuals loans for household and other personal expenditures	76,053	720	395		3	1,118	77,171
Lease financing receivables, net of unearned income	2,633				337	337	2,970
Other loans	41,670				6	6	41,676
Total	$2,752,527	$20,233	$4,591	$1,974	$56,999	$83,797	$2,836,324

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total Loans
Commercial and industrial	$518,764	$1,332	$135	$46	$12,246	$13,759	$532,523
Agriculture production financing and other loans	104,464	62				62	104,526
Real Estate Loans:
Construction	69,305	328	3,126	31	8,990	12,475	81,780
Commercial and farm land	1,140,897	16,457	5,783		31,093	53,333	1,194,230
Residential	458,925	5,485	2,087	191	14,805	22,568	481,493
Home equity	187,788	1,096	590	261	1,896	3,843	191,631
Individuals loans for household and other personal expenditures	82,837	1,075	208	51	1	1,335	84,172
Lease financing receivables, net of unearned income	3,555						3,555
Other loans	38,944				561	561	39,505
Total	$2,605,479	$25,835	$11,929	$580	$69,592	$107,936	$2,713,415

See the information regarding the analysis of loan loss experience in the Loan Quality/Provision for Loan Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

Given recent economic conditions, borrowers of all types have experienced declines in income and cash flow.  As a result, borrowers are occasionally seeking to reduce contractual cash outlays including debt payments.  Concurrently, in an effort to preserve and protect its earning assets, specifically troubled loans, the Corporation is working to maintain its relationship with certain customers who are experiencing financial difficulty by contractually modifying the borrower’s debt agreement with the Corporation.  In certain loan restructuring situations, the Corporation may grant a concession to a debtor experiencing financial difficulty, resulting in a trouble debt restructuring.  A concession is deemed to be granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest accrued at the original contract rate.  If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of the collateral is considered in determining whether the principal will be paid.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4.  Loans and Allowance continued

The following tables summarize troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012

	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number
	Recorded Balance	Recorded Balance	of Loans	Recorded Balance	Recorded Balance	of Loans
Commercial and industrial	$875	$1,048	3	$1,155	$1,327	6
Real Estate Loans:
Construction	303	303	1	794	653	2
Commercial and farm land	875	875	2	2,967	2,828	7
Residential	239	241	4	2,196	2,063	19
Individuals loans for household and other personal expenditures	90	117	4	90	117	4
Total	$2,382	$2,584	14	$7,202	$6,988	38

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011

	Pre-Modification	Post-Modification	Number	Pre-Modification	Post-Modification	Number
	Recorded Balance	Recorded Balance	of Loans	Recorded Balance	Recorded Balance	of Loans
Commercial and Industrial	$535	$552	5	$1,636	$1,651	10
Real Estate Loans:
Construction	40	41	1	175	184	3
Commercial and farm land	379	379	1	4,357	4,346	6
Residential	1,034	1,407	10	2,690	3,115	30
Home Equity				82	87	8
Total	$1,988	$2,379	17	$8,940	$9,383	57

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4.  Loans and Allowance continued

The following table shows the recorded investment, as of September 30, 2012, of troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended
	September 30, 2012
	Term	Rate		Total
	Modification	Modification	Combination	Modification
Commercial and industrial			$1,048	$1,048
Real Estate Loans:
Construction			299	299
Commercial and farm land		$680	195	875
Residential			167	167
Individuals loans for household and other personal expenditures		7	109	116
Total		$687	$1,818	$2,505

	Nine Months Ended
	September 30, 2012
	Term	Rate		Total
	Modification	Modification	Combination	Modification
Commercial and industrial	$230		$1,072	$1,302
Real Estate Loans:
Construction			639	639
Commercial and farm land	1,693	$680	385	2,758
Residential	528	252	1,100	1,880
Individuals loans for household and other personal expenditures		7	109	116
Total	$2,451	$939	$3,305	$6,695

Residential real estate loans account for 29 percent and 48 percent of the troubled debt restructured loans made in the three and nine months ended September 30, 2012, respectively.  Three and eleven troubled debt restructured loans made during the three and nine months ended September 30, 2012, respectively, are in non accrual status.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 4.  Loans and Allowance continued

The following tables summarize troubled debt restructures that occurred during the twelve months ended September 30, 2012, and September 30, 2011, that subsequently defaulted during the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012

	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and Industrial	3	$1,415	3	$1,415
Real Estate Loans:
Commercial and farm land	1	23	1	23
Residential	7	371	11	2,494
Total	11	$1,809	15	$3,932

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011

	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and Industrial	1	$66	2	$553
Real Estate Loans:
Commercial and farm land			1
Residential	3	271	3	657
Home Equity	1	11	1	11
Total	5	$348	7	$1,221

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of September 30, 2012, the Corporation had two interest rate swaps with a notional amount of $26.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.   As of September 30, 2011, the Corporation had one interest rate swap with a notional amount of $13.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the forecasted LIBOR-based outflows associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2012, and 2011, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation does not expect to reclassify any amounts from accumulated other comprehensive income to interest expense.

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2012, the notional amount of customer-facing swaps was approximately $152,667,000.  This amount is offset with third party counterparties, as described above.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 5.  Derivative Financial Instruments continued

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2012, and December 31, 2011.

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$206	Other Assets	$424	Other Liabilities	$3,617	Other Liabilities	$2,305

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$6,412	Other Assets	$5,241	Other Liabilities	$6,789	Other Liabilities	$5,492

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2012, and 2011.

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest rate contracts	Other income	$(70)	$(125)

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Interest rate contracts	Other income	$(95)	$(93)

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

As of September 30, 2012, the termination value of derivatives in a net liability position related to these agreements was $10,567,000. As of September 30, 2012, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $9,337,000. If the Corporation had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at their termination value.

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012, and December 31, 2011.

		Fair Value Measurements Using
September 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$4,782		$4,782
State and municipal	161,017		142,798	$18,219
U.S. Government-sponsored mortgage-backed securities	383,912		383,912
Corporate obligations	202			202
Equity securities	1,706		1,702	4
Interest rate swap asset	6,412		6,412
Interest rate cap	206		206
Interest rate swap liability	(10,406)		(10,406)

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$117		$117
State and municipal	147,353		126,712	$20,641
U.S. Government-sponsored mortgage-backed securities	368,998		368,998
Corporate obligations	193			193
Equity securities	1,830		1,826	4
Interest rate swap asset	5,241			5,241
Interest rate cap	424			424
Interest rate swap liability	(7,797)			(7,797)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

Note 6.  Disclosures About Fair Value of Assets and Liabilities continued

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the nine months ended September 30, 2012.

Available for Sale Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal, and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 fair value, including corporate obligations, state and municipal and equity securities, was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Pooled Trust Preferred Securities

Pooled trust preferred securities in the portfolio amount to $6 million in amortized cost, with a fair value of $171,000; all of which are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at September 30, 2012, Moody’s ratings on these securities ranged from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI evaluation process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the evaluation process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the September 30, 2012, quarterly evaluation process, the conclusion was no additional OTTI impairment for the three and nine months ending September 30, 2012. The Corporation did not recognize any OTTI impairment for the three months ended September 30, 2011, but did recognize $400,000 of OTTI impairment for the nine months ended September 30, 2011.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6.  Disclosures About Fair Value of Assets and Liabilities continued

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2012, and 2011.

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$19,740				$20,838	$5,241	$424	$(7,797)
Total realized and unrealized gains and losses:
Included in net income (loss)						(860)		863
Included in other comprehensive income	(183)				(944)	481	(15)
Purchases, issuances and settlements
Transfers in/(out) of Level 3						(4,862)	(409)	6,934
Principal payments/additions	(1,132)				(1,469)
Ending balance at September 30, 2012	$18,425				$18,425

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$180	$3,783	$954	$(3,986)	$186	$4,002	$1,109	$(3,876)
Total realized and unrealized gains and losses:
Included in net income (loss)		3,251		(3,345)	(400)	3,363		(3,455)
Included in other comprehensive income	(45)	(1,726)	(498)		195	(2,057)	(653)
Purchases, issuances and settlements
Transfers in/(out) of Level 3	18,711				18,711
Principal payments	65				219
Ending balance at September 30, 2011	$18,911	$5,308	$456	$(7,331)	$18,911	$5,308	$456	$(7,331)

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2012 or December 31, 2011.

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

Interest rate cap			409
Interest rate swap liability			6,934
Total Transfers from Level			$12,205

Transfers to Level:
Interest rate swap asset		$4,862
The interest rate swap and cap instruments were transferred from Level 3 to Level 2 as of March 31, 2012 due to the Corporation's additional analysis of valuation methodologies.  These instruments are valued using widely accepted valuation techniques including discounted cash flow analysis using observable inputs such as contractual terms and Libor-based rate curves.

Interest rate cap		409
Interest rate swap liability		6,934
Total Transfers to Level		$12,205

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6.  Disclosures About Fair Value of Assets and Liabilities continued

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012, and December 31, 2011.

		Fair Value Measurements Using
September 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$25,853			$25,853
Other real estate owned (collateral dependent)	$5,132			$5,132

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,885			$22,885
Other real estate owned (collateral dependent)	$7,882			$7,882

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (collateral dependent) and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectability of scheduled payments exists. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first nine months of 2012, certain impaired loans were partially charged-off or re-evaluated. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6.  Disclosures About Fair Value of Assets and Liabilities continued

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2012.

	Fair Value	Valuation Technique	Unobservable Inputs	Range

State and municipal securities	$18,219	Discounted cash flow	Maturity/Call date	1 month to 11 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 4%

Corporate obligations/Equity securities	$206	Discounted cash flow	Risk free rate	3 month libor
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$25,853	Collateral based	Discount to reflect current market	0% - 50%
		measurements	conditions and ultimate collectability

Other real estate owned	$5,132	Appraisals	Discount to reflect current market	0% - 20%
			conditions

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 6.  Disclosures About Fair Value of Assets and Liabilities continued

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012, and December 31, 2011.

	September 30, 2012
	(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$57,027	$57,027
Interest-bearing time deposits	35,324	35,324
Investment securities available for sale	551,619		$533,194	$18,425
Investment securities held to maturity	377,097		385,155	11,062
Mortgage loans held for sale	27,711		27,711
Loans	2,766,831			2,793,212
Federal Reserve Bank and Federal Home Loan Bank stock	32,824		32,824
Interest rate swap asset	6,618		6,618
Interest receivable	17,519		17,519
Liabilities:
Deposits	$3,194,751	$2,292,977	$902,678
Borrowings:
Federal funds purchased	57,024		57,024
Securities sold under repurchase agreements	153,454		154,017
Federal Home Loan Bank advances	145,467		148,985
Subordinated debentures, revolving credit lines and term loans	112,169		67,837
Interest rate swap liability	10,406		10,405
Interest payable	1,591		1,591

	December 31, 2011
	(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$73,312	$73,312
Interest-bearing time deposits	52,851	52,851
Investment securities available for sale	518,491		$497,653	$20,838
Investment securities held to maturity	427,909		428,737	13,732
Mortgage loans held for sale	17,864		17,864
Loans	2,642,517			2,658,227
Federal Reserve Bank and Federal Home Loan Bank stock	31,270		31,270
Interest rate swap asset	5,665			5,665
Interest receivable	17,723		17,723
Liabilities:
Deposits	$3,134,655	$2,195,679	$944,078
Borrowings:
Securities sold under repurchase agreements	156,305		157,342
Federal Home Loan Bank advances	138,095		141,693
Subordinated debentures, revolving credit lines and term loans	194,974		142,632
Interest rate swap liability	7,797			$7,797
Interest payable	2,925		2,925

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

NOTE 7.  Share-Based Compensation

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of September 30, 2012, there were no outstanding DSUs.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

NOTE 7.  Share-Based Compensation continued

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months and nine months ended September 30, 2012, was $415,000 and $1,101,000, respectively compared to $290,000 and $1,009,000 for the three months and nine months ended September 30, 2011. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4.8 percent for the nine months ended September 30, 2012, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock and ESPP Options
Pre-tax compensation expense	$71	$56	$197	$165
Income tax benefit	(11)	(7)	(13)	(8)
Stock and ESPP option expense, net of income taxes	$60	$49	$184	$157
Restricted Stock Awards
Pre-tax compensation expense	$344	$234	$904	$844
Income tax benefit	(104)	(76)	(322)	(289)
Restricted stock awards expense, net of income taxes	$240	$158	$582	$555
Total Share-Based Compensation:
Pre-tax compensation expense	$415	$290	$1,101	$1,009
Income tax benefit	(115)	(83)	(335)	(297)
Total share-based compensation expense, net of income taxes	$300	$207	$766	$712

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands, except per share amounts)
(Unaudited)

NOTE 7.  Share-Based Compensation continued

As of September 30, 2012, unrecognized compensation expense related to stock options and RSAs totaling $132,000 and $2,053,000, respectively, is expected to be recognized over weighted-average periods of .84 and 1.52 years, respectively.

Stock option activity under the Corporation's stock option plans as of September 30, 2012 and changes during the nine months ended September 30, 2012, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,035,871	$22.57
Granted/ Converted	46,801	$11.69
Exercised	(8,750)	$7.69
Cancelled	(165,536)	$25.87
Outstanding September 30, 2012	908,386	$21.55	4.33	1,097,884
Vested and Expected to Vest at September 30, 2012	908,386	$21.55	4.33	1,097,884
Exercisable at September 30, 2012	830,336	$22.58	3.89	760,073

The weighted-average grant date fair value was $3.97 for stock options granted during the nine months ended September 30, 2012.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.    The aggregate intrinsic value of stock options exercised during the first nine months of 2012 was $46,000. Cash receipts of stock options exercised during this same period were $67,000.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2012	338,087	$8.65
Granted	156,473	$11.79
Forfeited	(8,800)	$9.63
Vested	(79,386)	$11.90
Unvested RSAs at September 30, 2012	406,374	$9.18

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2012 quarterly offering period of approximately $22,000. The ESPP options vested during the three months ending September 30, 2012, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2012.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands, except per share amounts)
(Unaudited)

NOTE 8.  Income Tax

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income Tax Expense :
Currently Payable:
Federal	$139	$47	$1,475	$(855)
State
Deferred:
Federal	3,787	2,514	11,239	7,211
State
Total Income Tax Expense	$3,926	$2,561	$12,714	$6,356

Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$5,307	$3,256	$16,634	$8,416
Tax-exempt interest income	(927)	(916)	(2,788)	(2,793)
Non-deductible interest expense		230		649
Stock compensation	14	19	56	56
Earnings on life insurance	(240)	(208)	(954)	(610)
Tax credits	(19)	(29)	(55)	(55)
Other	(209)	209	(179)	693
Actual Tax Expense	$3,926	$2,561	$12,714	$6,356

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

	Three Months Ended September 30,
	2012			2011
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income (loss) per share:	$11,236			$6,742
Loss on extinguishment of trust preferred securities				(10,857)
Loss on CPP unamortized discount				(1,401)
Less: Preferred Stock dividends and discount accretion	(1,134)			(868)
Net income (loss) available to common stockholders	10,102	28,649,996	$0.35	(6,384)	26,367,067	$(0.25)
Effect of dilutive stock options and warrants		238,080
Diluted net income (loss) per share:
Net income (loss) available to common stockholders	$10,102	28,888,076	$0.35	$(6,384)	26,367,067	$(0.25)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands, except per share amounts)
(Unaudited)

NOTE 9.  Net Income Per Share continued

Stock options to purchase 770,001 and 1,008,957 shares for the three months ended September 30, 2012, and 2011, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

	Nine Months Ended September 30,
	2012			2011
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$34,812			$17,691
Loss on extinguishment of trust preferred securities				(10,857)
Loss on CPP unamortized discount				(1,401)
Less: Preferred Stock dividends and discount accretion	(3,404)			(2,846)
Net income available to common stockholders	31,408	28,619,186	$1.09	2,587	25,879,277	$0.10
Effect of dilutive stock options and warrants		200,097			139,659
Diluted net income (loss) per share:
Net income available to common stockholders	$31,408	28,819,283	$1.09	$2,587	26,018,936	$0.10

Stock options to purchase 846,499 and 1,024,775 shares for the nine months ended September 30, 2012, and 2011, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 10.  Impact of Accounting Changes

ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  In December 2011 the FASB issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This ASU defers the changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities this ASU is effective for fiscal years ending after December 15, 2012. ASU 2011-12 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350).”  In July 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other:  Testing Indefinite-Lived Intangible Assets for Impairment.  The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  An entity would not be required to calculate the fair value of an indefinite-live intangible asset unless the entity determines, bases on qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired.  This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and is not expected to have a significant impact on the Corporation’s financial statements.  Early adoption is permitted.

ASU 2012-04, “Technical Corrections and Improvements.”  In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements.  The amendments in this ASU make technical corrections, clarifications and limited-scope improvements to various Topics throughout the Codification.  This ASU is effective for public entities for fiscal periods beginning after December 15, 2012 and is not expected to have a significant impact on the Corporation’s financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Table dollars in thousands)
(Unaudited)

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

We believe there have been no significant changes during the nine months ended September 30, 2012, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $10.1 million, or $0.35 per fully diluted common share for the quarter ended September 30, 2012, an increase of $16.5 million, compared to a net loss available to common stockholders of $6.4 million, or $(0.25) per common share for the quarter ended September 30, 2011.

Net income available to common stockholders for the nine months ended September 30, 2012 was $31.4 million, or $1.09 per fully diluted common share, compared to net income available to common stockholders of $2.6 million, or $0.10 per fully diluted common share for the nine months ended September 30, 2011.

In the third quarter of 2011, an after-tax loss of $12.3 million, or $.47 per share, was recorded due to the accounting treatment for the extinguishment of trust preferred securities.  The extinguishment of the trust preferred securities was done in conjunction with the redemption of 69,600 shares of the Corporation’s fixed rate cumulative perpetual preferred stock, under the Capital Purchase Program, for $69.6 million, the issuance of 90,783 shares of the Corporation’s senior non-cumulative perpetual preferred stock, through the Small Business Lending Fund, for $90.8 million, and the issuance of 2.8 million of the Corporation’s common stock for $20.8 million.

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

As of September 30, 2012, total assets equaled $4.3 billion, an increase of $77.1 million from December 31, 2011.  The three most significant assets acquired through the SCB transaction were cash and due from banks of $29.1 million, loans of $93.8 million and securities of approximately $18.9 million.

The Corporation’s allowance for loan losses totaled $69.5 million as of September 30, 2012.  The allowance provides 121.9 percent coverage of all non-accrual loans and 2.43 percent of total loans.  Provision expense totaled $4.6 million for the three months ended September 30, 2012, compared to $5.6 million in the three months ended September 30, 2011.  Net charge-offs totaled $5.3 million for the third quarter of 2012, down from $9.6 million for the third quarter of 2011.  The decline in the provision expense for the three months ended September 30, 2012 compared to the same period in 2011 was directionally consistent with the improvements in non-performing and adversely classified loans.  Additional details are discussed within the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Taxes, both current and deferred, decreased from December 31, 2011 by $7.1 million, mainly due to the temporary difference related to the $9.1 million gain on the FDIC modified whole bank transaction and a lower deferred tax asset associated with the reduction in the allowance for loan losses.

Deposits increased from December 31, 2011 by $60.1 million.  As part of the SCB transaction, the Bank assumed deposits of $125.9 million.  The Bank also completed repayment of $79.0 million of Senior Notes (the “Notes”) that matured on March 30, 2012.  The Notes were originally issued by the Bank on March 31, 2009 and were guaranteed by the FDIC under its Temporary Liquidity Guarantee Program.  Additionally, on August 22, 2012 the Corporation exercised its option to redeem the $4,124,000 subordinated debenture associated with the CNBC Statutory Trust I.  The redemption price premium was 104.59.  The debenture had carried a fixed interest rate of 10.2 percent.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets. Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis (“FTE”), which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35 percent in effect for all periods.  Net interest margin increased 30 basis points from 4.02 percent in the third quarter of 2011 to 4.32 percent in the third quarter of 2012, while earning assets increased by $114.7 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME continued

The increased net interest income during the three months ended September 30, 2012 compared with the same period in 2011 was driven by two primary factors.  The first factor is a higher level of earning assets and interest income resulting from the assumption of SCB loans and related fair value accretion recognized in interest income.  Additional details can be found in NOTE 2.  PURCHASE AND ASSUMPTION, included within the Notes to Consolidated condensed Financial Statements of this Form 10-Q.  The second factor contributing to the improvement in the net interest margin, expressed as a percentage of earning assets, was largely the result of the Corporation’s ability to lower its cost of funds and in particular its cost of deposits, due to  the growth of the Corporation’s non-interest bearing demand deposits and interest-bearing non-maturity deposits.

During the nine months ended September 30, 2012, asset yields decreased 26 basis points FTE and interest costs decreased 41 basis points, resulting in a 15 basis point FTE increase in net interest income as compared to the same period in 2011.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2012, and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2012	2011	2012	2011
Annualized net interest income	$159,611	$143,402	$152,095	$142,900
Annualized FTE adjustment	$5,707	$5,633	$5,746	$5,781
Annualized net interest income on a fully taxable equivalent basis	$165,318	$149,035	$157,841	$148,681
Average earning assets	$3,829,127	$3,714,401	$3,818,805	$3,736,503
Interest income (FTE) as a percent of average earning assets	4.89%	5.01%	4.79%	5.05%
Interest expense as a percent of average earning assets	0.57%	0.99%	0.66%	1.07%
Net interest income (FTE) as a percent of average earning assets	4.32%	4.02%	4.13%	3.98%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  Annualized amounts are computed utilizing a 30/360 day basis.

NON-INTEREST INCOME

Non-interest income increased $1.0 million or 7.9 percent in the third quarter of 2012, compared to the third quarter of 2011.  The primary reason for the increase during the third quarter of 2012 was increased mortgage origination volume which resulted in an increase in the gains on the sale of mortgage loans totaling $1.1 million more than the third quarter 2011.

During the first nine months of 2012, non-interest income increased $13.9 million or 38.6 percent over the same period in 2011.  The largest item contributing to the increase was a gross purchase gain of $9.1 million recognized from the purchase of certain assets and assumption of certain liabilities of SCB Bank.  See NOTE 2. PURCHASE AND ASSUMPTION in the Notes to Consolidated Condensed Financial Statements included of this Form 10-Q for additional discussion of this transaction.

Additionally, gains on the sale of mortgage loans increased $2.4 million due to increased mortgage origination volume in 2012 than in the same period of 2011.  In 2012, $576,000 was received in the first nine months of 2012 from a Bank Owned Life Insurance death benefit, while none was received in the first nine months of 2011.
Also, an increase of $740,000 from more interchange income from electronic card transactions was realized in the first nine months of 2012 than the same period of 2011 due to increased customer volumes.

NON-INTEREST EXPENSE

Non-interest expenses increased $182,000 or 0.5 percent in the third quarter of 2012, compared to the third quarter of 2011.  Salaries and employee benefits increased $119,000 over the same period in 2011.  Base salaries were $351,000 less than the same period in 2011, while commissions and incentives increased $1.1 million over the same quarter last year.  Employee health insurance decreased $1.0 million when compared to the third quarter of 2011.  Increases were also noted in equipment and other expenses of $136,000 and $457,000, respectively, mainly due to expenses associated with the integration of the Shelbyville acquisition into our core business platform.  A portion of the increase in other expenses was also due to a prepayment penalty of $184,000 related to the early payoff of $4.1 million in subordinated debentures.  See the “LIQUIDITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for additional information related to this reduction in borrowings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE continued

The increases mentioned above were offset by declines in core deposit intangible amortization of $266,000 and FDIC expenses of $409,000, from the third quarter of 2011 to the third quarter of 2012.

During the first nine months of 2012, non-interest expense decreased $110,000 when compared to the first nine months of 2011.  Salaries and employee benefits increased $3.4 million or 6.1 percent over the same period in 2011.  Base salaries were down $7,000, while commissions and incentives increased $2.3 million and temporary employee expenses associated with the Shelbyville acquisition increased $567,000 over the same period last year.  Employee retirement plan expenses also increased $743,000 when compared to the first nine months of 2011.

Additionally, other expenses were $1.6 million higher than the same period in 2011 due to expenses associated with the integration of the Shelbyville acquisition into our core business platform.  A portion of the increase in other expenses was also due to a prepayment penalty of $184,000 related to the early payoff of $4.1 million in subordinated debentures.  See the “LIQUIDITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for additional information related to this reduction in borrowings.

The increase in salaries and benefits and other expenses was offset by declines in core deposit intangible amortization of $1.5 million, FDIC expenses of $2.0 million and credit related expenses of $1.6 million, from the first nine months of 2011 to the first nine months of 2012.

INCOME TAX

The income tax expense for the nine months ended September 30, 2012, was $12,714,000 on pre-tax net income of $47,526,000.  For the same period in 2011, the income tax expense was $6,356,000 on pre-tax net income of $24,047,000.   Additional details are discussed within the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 7.51 percent at September 30, 2012, and 6.84 percent at December 31, 2011.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At September 30, 2012, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL continued

As of September 30, 2012, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	September 30, 2012		December 31, 2011
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$517,552	16.62%	$487,393	16.54%
Tier 1 capital (to risk-weighted assets)	448,239	14.39%	410,132	13.92%
Tier 1 capital (to average assets)	448,239	10.98%	410,132	10.17%

First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$507,609	16.31%	$477,805	16.26%
Tier 1 capital (to risk-weighted assets)	468,311	15.04%	440,909	15.00%
Tier 1 capital (to average assets)	468,311	11.49%	440,909	10.96%

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

	September 30,	December 31,
(Dollars in Thousands, Except Per Share Amounts)	2012	2011
Average goodwill	$141,357	$141,357
Average core deposit intangible (CDI)	8,826	10,655
Average deferred tax on CDI	(2,200)	(2,458)
Intangible adjustment	$147,983	$149,554
Average stockholders' equity (GAAP capital)	$530,165	$478,440
Average cumulative preferred stock	(125)	(125)
Average non-cumulative preferred stock issued under the Small Business Lending Fund Program	(90,783)	(74,181)
Intangible adjustment	(147,983)	(149,554)
Average tangible capital	$291,274	$254,580
Average assets	$4,230,009	$4,143,850
Intangible adjustment	(147,983)	(149,554)
Average tangible assets	$4,082,026	$3,994,296
Net income available to common stockholders	$31,408	$9,013
CDI amortization, net of tax	809	2,112
Tangible net income available to common stockholders	$32,217	$11,125

Per Share Data:
Diluted net income available to common stockholders	$1.09	$0.34
Diluted tangible net income available to common stockholders	$1.12	$0.42

Ratios:
Return on average GAAP capital (ROE)	7.90%	1.88%
Return on average tangible capital	14.75%	4.37%
Return on average assets (ROA)	0.99%	0.22%
Return on average tangible assets	1.05%	0.28%

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

Non-performing loan balances will change as a result of routine problem loan recognition and resolution through collections, sales or charge offs. The performance of any loan can be affected by external factors such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.

Non-accrual loans decreased by $12,593,000 during the nine months ended September 30, 2012, from $69,592,000 at December 31, 2011 to the September 30, 2012, balance of $56,999,000. In addition, other real estate owned declined $2,509,000 during the same period.  For other real estate owned, current appraisals are obtained to determine value as management continues to aggressively market these real estate assets. Accruing loans delinquent 90 or more days were $1,974,000 at September 30, 2012, up from $580,000 at December 31, 2011.

	September 30,	December 31,
(Dollars in Thousands)	2012	2011
Non-Performing Assets:
Non-accrual loans	$56,999	$69,592
Renegotiated loans	6,871	14,308
Non-performing loans (NPL)	63,870	83,900
Other real estate owned	13,780	16,289
Non-performing assets (NPA)	77,650	100,189
90+ days delinquent and still accruing	1,974	580
NPAs & 90+ days delinquent	$79,624	$100,769
Impaired Loans	$79,965	$79,775

Commercial Impaired loans include all non-accrual loans, loans accounted for under SOP-03-3 and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2012, commercial impaired loans totaled $79,965,000, a decrease of $1,276,000 from the June 30, 2012, balance of $81,241,000, and up slightly from the December 31, 2011 balance of $79,775,000 despite the addition of the purchased loans discussed in NOTE 2. PURCHASE AND ASSUMPTION included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. At September 30, 2012, an allowance for losses was not deemed necessary for commercial impaired loans totaling $60,470,000 as there was no identified loss on these credits. An allowance of $6,251,000 was recorded for the remaining balance of these impaired loans totaling $19,495,000 and is included in the corporation’s allowance for loan losses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES continued

The composition of non-performing assets plus 90-days delinquent is reflected in the following table.

	September 30,	December 31,
(Dollars in Thousands)	2012	2011
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$13,731	$13,725
Agricultural production financing and other loans to farmers	300
Real estate loans:
Construction	12,377	17,784
Commercial and farm land	31,564	46,985
Residential	18,731	18,398
Home Equity	2,460	3,142
Individual's loans for household and other personal expenditures	119	162
Other loans	342	573
Non performing assets plus 90+ days delinquent	$79,624	$100,769

At September 30, 2012, the allowance for loan losses was $69,493,000, a decrease of $650,000 from June 30, 2012. As a percent of loans, the allowance was 2.43 percent at September 30, 2012, 2.49 percent at June 30, 2012, 2.50 percent at March 31, 2012 and 2.60 percent at December 31, 2011. The provision for loan losses for the three months ended September 30, 2012 was $4,609,000, a decrease of $947,000 from $5,556,000 for the same period in 2011. The continued improvement in credit quality, primarily the declines in loans graded substandard, doubtful and loss, contributed to the decrease in provision expense.  Specific reserves, on impaired loans increased $175,000 from $6,076,000 at June 30, 2012, to $6,251,000 at September 30, 2012.

Net charge offs for the three months ended September 30, 2012, were $5,259,000, a decrease of $4,356,000 from the same period in 2011.  Of this amount, a single charge off, totaling 9.8 percent of net charge offs, was greater than $500,000.   The distribution of the net charge offs for the three and nine months ended September 30, 2012 and September 30, 2011 is reflected in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2012	2011	2012	2011
Net Charge Offs (Recoveries):
Commercial and industrial loans	$923	$3,238	$5,266	$(1,682)
Agricultural production financing and other loans to farmers	(3)	(68)	(23)	(224)
Real estate loans:
Construction	433	640	105	5,830
Commercial and farm land	2,408	3,985	6,550	17,658
Residential	1,571	1,720	2,781	4,710
Individual's loans for household and other personal expenditures	(51)	103	259	398
Lease financing receivables, net of unearned income		(1)	(1)	(4)
Other Loans	(22)	(2)	497	(8)
Total Net Charge Offs	$5,259	$9,615	$15,434	$26,678

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At September 30, 2012, total borrowings from the FHLB were $145,467,000.  The Bank has pledged certain mortgage loans and investments to the FHLB.  The total available remaining borrowing capacity from the FHLB at September 30, 2012, was $168,223,000.

On March 30, 2012, the Bank completed repayment of $79,000,000 of Senior Notes (the “Notes”) that had matured.  The Notes, which were originally issued by the Bank on March 31, 2009, were guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”).

On August 22, 2012, the Corporation exercised its option to redeem the $4,124,000 subordinated debenture associated with the CNBC Statutory Trust I.  The redemption price premium was 104.59.  The debenture had carried a fixed interest rate of 10.2 percent.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $551,619,000 at September 30, 2012, an increase of $33,128,000, or 6.4 percent, from December 31, 2011.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity.  Securities classified as held to maturity that are maturing in one year or less, totaled $2,425,000 at September 30, 2012.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.   A breach of any of these covenants could result in a default under the Loan Agreement.   As of September 30, 2012, the Corporation was in compliance with these financial covenants.

As of December 31, 2011, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.75 percent.  The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5.0 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3 percent per annum to the Term Loan.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant. Bank of America chose to apply the default rate through March 31, 2012, but not to accelerate the Term Loan based on the Corporation’s failure to meet these financial covenants.  As of March 31, 2012, the Corporation was no longer in default due to breach of a financial covenant; therefore, the default rate of 3 percent per annum was no longer applied to the Term Loan.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY continued

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at September 30, 2012, are as follows:

September 30,
(Dollars in Thousands)	2012
Amounts of commitments:
Loan commitments to extend credit	$883,783
Standby and commercial letters of credit	22,006
$905,789

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at September 30, 2012, are as follows:

(Dollars in Thousands)	Remaining 2012	2013	2014	2015	2016	2017	2018 and after	Total
Operating leases	$630	$2,239	$1,980	$1,790	$1,424	$849	$1,428	$10,340
Federal funds purchased	57,024							57,024
Securities sold under repurchase agreements	143,454		10,000					153,454
Federal Home Loan Bank advances	51,124	1,621	26,506	30,993	29,025	2,734	3,464	145,467
Subordinated debentures and term loans	467			55,000			56,702	112,169
Total	$252,699	$3,860	$38,486	$87,783	$30,449	$3,583	$61,594	$478,454

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK continued

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of  September 30, 2012, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At September 30, 2012
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal funds	200	0
One-year CMT	200	(8)
Three-year CMT	200	(1)
Five-year CMT	200	(2)
CD's	200	(27)
FHLB advances	200	(2)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2012. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At September 30, 2012
		RISING	FALLING
Driver Rates	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$144,718	$149,758	$143,203
Variance from base		$5,040	$(1,515)
Percent of change from base		3.48%	-1.05%

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2012, and December 31, 2011. Earning assets increased by $99,099,000 in the nine months ended September 30, 2012.  Interest-bearing time deposits decreased $17,527,000.  Investments decreased by approximately $17,684,000, while loans and loans held for sale increased by $132,756,000.   The four largest loan classes that increased from December 31, 2011 were commercial and industrial, commercial and farm land, construction and home equity.

Effective February 10, 2012, the Bank assumed substantially all the deposits and certain other liabilities and acquired certain assets of SCB Bank, from the FDIC as the receiver of SCB Bank.  The two most significant earning assets acquired were loans of $93,800,000 and securities of approximately $18,900,000.  Details of this transaction are included in NOTE 2.  PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

	September 30,	December 31,
(Dollars in Thousands)	2012	2011
Interest-bearing time deposits	$35,324	$52,851
Investment securities available for sale	551,619	518,491
Investment securities held to maturity	377,097	427,909
Mortgage loans held for sale	27,711	17,864
Loans	2,836,324	2,713,415
Federal Reserve and Federal Home Loan Bank stock	32,824	31,270
Total	$3,860,899	$3,761,800

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          a. None

          b. None

          c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended September 30, 2012, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July, 2012	460	$12.79	0	0
August, 2012			0	0
September, 2012			0	0

The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  MINE SAFETY DISCLOSURES

         Not Applicable

ITEM 5.  OTHER INFORMATION

         a. None

         b. None

ITEM 6.  EXHIBITS

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

First Merchants Corporation
(Registrant)

Date: November 9, 2012	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	by /s/ Mark K. Hardwick
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