Form 10-K
period 2012-12-31
FIRST MERCHANTS CORP
filed 2013-03-15
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]
Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]
Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer[X] Non-accelerated filer [  ] Small Reporting Company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]
The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $356,895,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012).

As of February 28, 2013 there were 28,695,887 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 9, 2013

FIRST MERCHANTS CORPORATION

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Share Data)	2012	2011	2010	2009		2008
Operations (1) (2)
Net Interest Income Fully Taxable Equivalent (FTE) Basis	$158,081	$149,114	$149,434	$159,068		$133,083
Less Tax Equivalent Adjustment	5,745	5,759	5,865	5,722		3,699
Net Interest Income	152,336	143,355	143,569	153,346		129,384
Provision for Loan Losses	18,534	22,630	46,483	122,176		28,238
Net Interest Income After Provision for Loan Losses	133,802	120,725	97,086	31,170		101,146
Total Other Income	64,302	49,120	48,544	51,201		36,367
Total Other Expenses	137,115	135,938	142,311	151,558		108,792
Income (Loss) Before Income Tax Expense (Benefit)	60,989	33,907	3,319	(69,187)		28,721
Income Tax Expense (Benefit)	15,867	8,655	(3,590)	(28,424)		8,083
Net Income (Loss)	45,122	25,252	6,909	(40,763)		20,638
Gain on Exchange of Preferred Stock to Trust Preferred Debt			11,353
Loss on CPP Unamortized Discount		(1,401)	(1,301)
Loss on Extinguishment of Trust Preferred Securities		(10,857)
Preferred Stock Dividends and Discount Accretion	(4,539)	(3,981)	(5,239)	(4,979)
Net Income (Loss) Available to Common Stockholders	$40,583	$9,013	$11,722	$(45,742)		$20,638

Per Share Data
Basic Net Income (Loss) Available to Common Stockholders	$1.42	$0.34	$0.48	$(2.17)		$1.14
Diluted Net Income (Loss) Available to Common Stockholders	1.41	0.34	0.48	(2.17)		1.14
Cash Dividends Paid - Common	0.10	0.04	0.04	0.47		0.92
December 31 Book Value - Common	16.08	14.83	15.11	16.55		18.69
December 31 Tangible Book Value - Common	10.95	9.64	9.21	9.25		10.93
December 31 Market Value (Bid Price) - Common	14.84	8.47	8.86	5.94		22.21

Average Balances (1) (2)
Total Assets	$4,245,996	$4,143,850	$4,271,715	$4,674,590		$3,811,166
Total Loans (3)	2,819,816	2,748,684	3,050,850	3,546,316		3,002,628
Total Deposits	3,263,020	3,175,762	3,337,747	3,603,509		2,902,902
Securities Sold Under Repurchase Agreements (long-term portion)	10,000	12,773	24,250	24,250		34,250
Total Federal Home Loan Bank Advances	113,730	110,729	107,753	243,105		237,791
Total Subordinated Debentures, Revolving Credit Lines and Term Loans	109,339	133,673	126,650	110,826		107,752
Total Stockholders' Equity	535,497	478,440	470,379	477,148		349,594

Year-End Balances (1) (2)
Total Assets	$4,304,821	$4,173,076	$4,170,848	$4,480,952		$4,784,155
Total Loans (3)	2,924,509	2,731,279	2,857,152	3,277,824		3,726,247
Total Deposits	3,346,383	3,134,655	3,268,880	3,536,536		3,718,811
Securities Sold Under Repurchase Agreements (long-term portion)	10,000	10,000	24,250	24,250		34,250
Total Federal Home Loan Bank Advances	94,238	138,095	82,684	129,749		360,217
Total Subordinated Debentures, Revolving Credit Lines and Term Loans	112,161	194,974	226,440	194,790		135,826
Total Stockholders' Equity	552,236	514,467	454,408	463,785		395,903

Financial Ratios (1) (2)
Return on Average Assets	0.96%	0.22%	0.27%	(0.98)%		0.54%
Return on Average Stockholders' Equity	7.58	1.88	2.49	(9.59)		5.90
Average Earning Assets to Total Assets	90.28	90.35	90.42	94.74		72.39
Allowance for Loan Losses as % of Total Loans	2.37	2.60	2.90	2.81		1.33
Dividend Payout Ratio	7.09	11.76	8.33	n/m	(4)	80.70
Average Stockholders' Equity to Average Assets	12.61	11.55	11.01	10.21		9.17
Tax Equivalent Yield on Earning Assets	4.74	4.99	5.32	5.56		6.44
Cost of Supporting Liabilities	0.62	1.01	1.45	1.82		2.60
Net Interest Margin on Earning Assets	4.12	3.98	3.87	3.74		3.84

______________________

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

(2) Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SCB Bank (the “Acquisition”), pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits (the “Agreement”), entered into by the Bank, the FDIC as receiver of SCB Bank and the FDIC. Under the terms of the Agreement, the Bank acquired $147,700,000 in assets, including approximately $11,900,000 of cash and cash equivalents, $18,900,000 of marketable securities, $1,800,000 in Federal Home Loan Bank stock, $113,000,000 in loans and $2,100,000 of premises and other assets. The asset balances are book balances and do not reflect the fair value discount of $29,000,000 from book value. The Bank assumed approximately $135,700,000 of liabilities, including approximately $125,900,000 in customer deposits, $9,600,000 of other borrowed money and $402,000 in other liabilities. The bid accepted by the FDIC included no deposit premium.

(3) Includes loans held for sale.

(4) Not meaningful.

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.  The Bank includes seventy-six banking locations in twenty-four Indiana and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2012, the Corporation had consolidated assets of $4.3 billion, consolidated deposits of $3.3 billion and stockholders’ equity of $552 million.  As of December 31, 2012, the Corporation and its subsidiaries had 1,149 full-time equivalent employees.

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

Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SCB Bank (the “Acquisition”), pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits (the “Agreement”), entered into by the Bank, the FDIC as receiver of SCB Bank and the FDIC. Under the terms of the Agreement, the Bank acquired $147,700,000 in assets, including approximately $11,900,000 of cash and cash equivalents, $18,900,000 of marketable securities, $1,800,000 in Federal Home Loan Bank stock, $113,000,000 in loans and $2,100,000 of premises and other assets. The asset balances are book balances and do not reflect the fair value discount of $29,000,000 from book value. The Bank assumed approximately $135,700,000 of liabilities, including approximately $125,900,000 in customer deposits, $9,600,000 of other borrowed money and $402,000 in other liabilities. The bid accepted by the FDIC included no deposit premium.

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

The following are the Corporation’s regulatory capital ratios as of December 31, 2012:

	Corporation	Regulatory Minimum Requirement
Tier 1 risk-based capital ratio	14.15%	4.00%
Total risk-based capital ratio	16.34%	8.00%

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

PART I: ITEM 1. BUSINESS

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

The Bank exceeded the minimum risk-based capital guidelines of the OCC as of December 31, 2012.

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

As of December 31, 2012, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the OCC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

On November 9, 2010, the FDIC implemented section 343 of the Dodd-Frank Act providing unlimited insurance coverage on noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions.   As of January 1, 2013, noninterest-bearing transaction deposit accounts are no longer insured separately from other accounts at the same FDIC-insured institution. Instead, noninterest-bearing transaction accounts will be added to other accounts, and the aggregate balance insured up to at least the Standard Maximum Deposit Insurance Amount of $250,000, at each institution.

Temporary Liquidity Guarantee Program

Following a systemic risk determination, on October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP included the Transaction Account Guarantee Program ("TAGP"), which provided unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Prior to December 31, 2009, institutions participating in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. After December 31, 2009, those institutions that have not opted out of the TAGP extension will be charged an assessment rate ranging from 15 to 25 basis points, depending on the institution’s risk category.  This program was extended to December 31, 2010 and the Bank continued its participation until the program expired on December 31, 2010, when the Dodd-Frank Wall Street Reform and Consumer Protection Act became effective which, in part, permanently raised the previous SMDIA to $250,000.

The TLGP also included the Debt Guarantee Program (“DGP”), under which the FDIC guaranteed certain senior unsecured debt of FDIC-insured institutions and their holding companies. The guarantee was effective through the earlier of the maturity date or June 30, 2012. Depending on the term of the debt maturity, the nonrefundable DGP fee ranged from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and the DGP were in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. On March 17, 2009, the FDIC extended the DGP to June 30, 2009 from the original expiration date of April 30, 2009. In addition, beginning in the second quarter of 2009, the FDIC determined to impose a surcharge on debt issued under the DGP with a maturity of one-year or more.

PART I: ITEM 1. BUSINESS

On March 31, 2009, the Bank completed the issuance and sale of an aggregate of $79,000,000 of 2.625 percent Senior Notes (the "Notes") due March 30, 2012 through a pooled offering under the DGP.  Including the FDIC fee, underwriting, legal and accounting expenses the effective rate was 3.812 percent. The Notes were issued by the Bank and were not obligations of, or guaranteed by, the Corporation.  In connection with the terms of the TLGP, the Bank entered into a Master Agreement with the FDIC on January 16, 2009. The Master Agreement contained, among other things, certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the FDIC’s TLGP. On March 30, 2012, the Bank completed repayment of these Notes.

DIVIDEND LIMITATIONS

National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2012, the Corporation’s affiliates (including the Bank and other affiliates) had a total of $70,704,000 retained net profits available for 2013 dividends to the Corporation without prior regulatory approval.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2012			2011			2010
Assets:
Federal Funds Sold				$3,270	$3	0.1%	$21,524	$26	0.1%
Interest-bearing Deposits	$57,842	$100	0.2%	69,030	282	0.4	106,820	381	0.4
Federal Reserve and Federal Home Loan Bank Stock	32,819	1,408	4.3	32,396	1,319	4.1	36,338	1,252	3.4
Securities: (1)
Taxable	670,973	17,027	2.5	648,167	19,230	3.0	399,721	12,957	3.2
Tax-Exempt (2)	251,724	15,675	6.2	242,480	15,642	6.5	247,240	15,965	6.5
Total Securities	922,697	32,702	3.5	890,647	34,872	3.9	646,961	28,922	4.5
Mortgage Loans Held for Sale	20,648	1,024	5.0	9,322	554	5.9	11,878	684	5.8
Loans: (3)
Commercial	2,166,238	114,078	5.3	2,102,933	114,079	5.4	2,288,883	130,276	5.7
Real Estate Mortgage	293,384	13,848	4.7	306,567	15,810	5.2	350,646	19,473	5.6
Installment	324,553	17,795	5.5	320,570	19,273	6.0	380,293	23,637	6.2
Tax-Exempt (2)	14,993	739	4.9	9,292	812	8.7	19,150	792	4.1
Total Loans	2,819,816	147,484	5.2	2,748,684	150,528	5.5	3,050,850	174,862	5.7
Total Earning Assets	3,833,174	181,694	4.7%	3,744,027	187,004	5.0%	3,862,493	205,443	5.3%
Net Unrealized Gain on Securities Available for Sale	16,116			9,225			14,245
Allowance for Loan Losses	(71,038)			(78,500)			(87,058)
Cash and Due from Banks	66,109			62,659			56,635
Premises and Equipment	51,692			51,895			53,870
Other Assets	349,943			354,544			371,530
Total Assets	$4,245,996			$4,143,850			$4,271,715
Liabilities:
Interest-bearing Deposits:
NOW Accounts	$814,831	$1,007	0.1%	$774,593	$1,453	0.2%	$755,793	$3,300	0.4%
Money Market Deposit Accounts	501,537	1,370	0.3	469,621	1,557	0.3	467,313	2,520	0.5
Savings Deposits	327,644	528	0.2	297,073	668	0.2	285,760	812	0.3
Certificates and Other Time Deposits	935,713	11,895	1.3	1,032,781	18,603	1.8	1,295,367	33,244	2.6
Total Interest-bearing Deposits	2,579,725	14,800	0.6	2,574,068	22,281	0.9	2,804,233	39,876	1.4
Borrowings	411,915	8,813	2.1	455,135	15,609	3.4	427,242	16,133	3.8
Total Interest-bearing Liabilities	2,991,640	23,613	0.8	3,029,203	37,890	1.3	3,231,475	56,009	1.7
Noninterest-bearing Deposits	683,295			601,694			533,514
Other Liabilities	35,564			34,513			36,347
Total Liabilities	3,710,499			3,665,410			3,801,336
Stockholders' Equity	535,497			478,440			470,379
Total Liabilities and Stockholders' Equity	$4,245,996	23,613	0.6	$4,143,850	37,890	1.0	$4,271,715	56,009	1.5
Net Interest Income		$158,081			$149,114			$149,434
Net Interest Margin			4.1%			4.0%			3.9%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2012, 2011 and 2010. These totals equal $5,745, $5,759 and $5,865, respectively.

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

	2012 Compared to 2011 Increase (Decrease) Due To			2011 Compared to 2010 Increase (Decrease) Due To			2010 Compared to 2009 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Federal Funds Sold	$(3)		$(3)	$(18)	$(5)	$(23)	$(73)	$(19)	$(92)
Interest-bearing Deposits	(40)	(142)	(182)	(149)	50	(99)	119	(104)	15
Federal Reserve and Federal Home Loan Bank Stock	17	72	89	(145)	212	67	32	(159)	(127)
Securities	1,222	(3,392)	(2,170)	9,877	(3,927)	5,950	6,686	(4,849)	1,837
Mortgage Loans Held for Sale	575	(105)	470	(151)	21	(130)	(136)	(34)	(170)
Loans	3,226	(6,740)	(3,514)	(16,643)	(7,561)	(24,204)	(28,329)	(3,852)	(32,181)
Totals	4,997	(10,307)	(5,310)	(7,229)	(11,210)	(18,439)	(21,701)	(9,017)	(30,718)
Interest Expense:
NOW Accounts	72	(518)	(446)	80	(1,927)	(1,847)	274	(580)	(306)
Money Market Deposit Accounts	101	(288)	(187)	12	(975)	(963)	275	(1,305)	(1,030)
Savings Deposits	64	(204)	(140)	31	(175)	(144)	(60)	(347)	(407)
Certificates and Other Time Deposits	(1,624)	(5,084)	(6,708)	(5,926)	(8,715)	(14,641)	(10,619)	(6,153)	(16,772)
Borrowings	(1,370)	(5,426)	(6,796)	1,013	(1,537)	(524)	(5,050)	2,481	(2,569)
Totals	(2,757)	(11,520)	(14,277)	(4,790)	(13,329)	(18,119)	(15,180)	(5,904)	(21,084)
Change in Net Interest Income (Fully Taxable Equivalent Basis)	$7,754	$1,213	8,967	$(2,439)	$2,119	(320)	$(6,521)	$(3,113)	(9,634)
Tax Equivalent Adjustment Using Marginal Rate of 35% for 2012, 2011, and 2010			14			106			(143)
Change in Net Interest Income			$8,981			$(214)			$(9,777)

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

When OTTI occurs, the amount of OTTI recognized in the income statement depends on whether the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss. If the intent is to sell or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date. If the intent is not to sell the security and it is not more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis less any recognized credit loss, the OTTI has been separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors has been recognized in other comprehensive income, net of applicable income taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment as of December 31, 2012.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $6.1 million and a fair value of $194,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

PART I: ITEM 1. BUSINESS

During 2012, management reviewed the trust preferred pool securities for OTTI related to credit losses using a cash flow analysis of the present value of cash flows expected to be collected.  These cash flow analyses included forecasted loss rates applied at an individual security level based upon the characteristics of that individual security.  Of the six partially impaired securities, remaining book values represent between 33 percent and 83 percent of par value.  Discount rates used in the cash flow analyses on these variable rate securities were those margins in effect at the inception of the security added to the appropriate three-month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. These spreads ranged from .85 percent to 1.57 percent spread over three-month LIBOR.

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

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
U.S. Government-sponsored agency securities	$4,475	$165		$4,640
State and municipal	148,187	10,025	$18	158,194
U.S. Government-sponsored mortgage-backed securities	337,631	10,994	46	348,579
Corporate obligations	6,105		5,881	224
Equity securities	1,706			1,706
Total available for sale	498,104	21,184	5,945	513,343
Held to maturity at December 31, 2012
State and municipal	117,227	5,489	1	122,715
U.S. Government-sponsored mortgage-backed securities	243,793	11,681	15	255,459
Total held to maturity	361,020	17,170	16	378,174
Total Investment Securities	$859,124	$38,354	$5,961	$891,517

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
U.S. Government-sponsored agency securities	$99	$18		$117
State and municipal	136,857	10,496		147,353
U.S. Government-sponsored mortgage-backed securities	358,928	10,086	$16	368,998
Corporate obligations	5,765		5,572	193
Equity securities	1,830			1,830
Total available for sale	503,479	20,600	5,588	518,491
Held to maturity at December 31, 2011
State and municipal	120,171	3,785		123,956
U.S. Government-sponsored mortgage-backed securities	307,738	10,775		318,513
Total held to maturity	427,909	14,560		442,469
Total Investment Securities	$931,388	$35,160	$5,588	$960,960

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
U.S. Government-sponsored agency securities	$600	$16		$616
State and municipal	233,622	7,108	$740	239,990
U.S. Government-sponsored mortgage-backed securities	293,311	4,293	2,287	295,317
Corporate obligations	5,856		5,674	182
Equity securities	3,265			3,265
Total available for sale	536,654	11,417	8,701	539,370
Held to maturity at December 31, 2010
State and municipal	10,070	389	5	10,454
U.S. Government-sponsored mortgage-backed securities	277,357	2,064	3,605	275,816
Total held to maturity	287,427	2,453	3,610	286,270
Total Investment Securities	$824,081	$13,870	$12,311	$825,640

PART I: ITEM 1. BUSINESS

The cost and yields for Federal Reserve and Federal Home Loan Bank stock are included in the table below.

	2012		2011		2010
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Reserve and Federal Home Loan Bank Stock at December 31:
Federal Reserve Bank Stock	$13,261	6.0%	$13,238	6.0%	$13,522	6.0%
Federal Home Loan Bank Stock	19,524	2.0%	18,032	2.0%	20,362	1.6%
Total	$32,785	3.6%	$31,270	4.0%	$33,884	3.3%

Federal Reserve and Federal Home Loan Bank stock have been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continues to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2012, 2011 or 2010 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2012 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2012
U.S. Government-sponsored agency securities			$116	4.9%
State and municipal	$4,415	7.8%	15,322	5.7%	$57,442	5.5%
Equity securities
Corporate obligations			30	0.0%
U.S. Government-sponsored mortgage-backed securities
	$4,415	7.8%	$15,468	5.6%	$57,442	5.5%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$4,524	3.5%			$4,640	3.5%
State and municipal	81,015	6.0%			158,194	5.8%
Equity securities	194	3.7%			224	3.7%
Corporate obligations			$1,706	6.5%	1,706	6.5%
U.S. Government-sponsored mortgage-backed securities			348,579	2.7%	348,579	2.7%
	$85,733	5.6%	$350,285	2.7%	$513,343	3.7%

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2012
State and municipal	$2,590	2.2%	$2,554	3.3%	$57,811	6.2%
U.S. Government-sponsored mortgage-backed securities
	$2,590	2.2%	$2,554	3.3%	$57,811	6.2%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
State and municipal	$54,272	6.4%			$117,227	6.1%
U.S. Government-sponsored mortgage-backed securities			$243,793	3.1%	243,793	3.1%
	$54,272	6.4%	$243,793	3.1%	$361,020	4.1%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 35 percent tax rate.

PART I: ITEM 1. BUSINESS

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment Securities at December 31, 2012:
State and municipal	$4,524	$(19)			$4,524	$(19)
U.S. Government-sponsored mortgage-backed securities	11,685	(49)	$635	$(12)	12,320	(61)
Corporate obligations			194	(5,881)	194	(5,881)
Total Temporarily Impaired Investment Securities	$16,209	$(68)	$829	$(5,893)	$17,038	$(5,961)

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in Thousands)	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment Securities at December 31, 2011:
U.S. Government-sponsored mortgage-backed securities	$6,176	$(16)			$6,176	$(16)
Corporate obligations			$163	$(5,572)	163	(5,572)
Total Temporarily Impaired Investment Securities	$6,176	$(16)	$163	$(5,572)	$6,339	$(5,588)

LOAN PORTFOLIO

The following table shows the composition of the Corporation’s loan portfolio for the years indicated:

	2012		2011		2010		2009		2008
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and Industrial Loans	$622,579	21.5%	$532,523	19.6%	$530,322	18.7%	$675,860	20.7%	$904,646	24.3%
Agricultural Production Financing and Other Loans to Farmers	112,527	3.9	104,526	3.9	95,516	3.4	121,031	3.7	135,099	3.6
Real Estate Loans:
Construction	98,639	3.4	81,780	3.0	106,615	3.8	158,725	4.9	252,487	6.8
Commercial and Farm Land	1,266,682	43.6	1,194,230	44.0	1,229,037	43.3	1,276,164	39.0	1,230,442	33.1
Residential	473,537	16.3	481,493	17.7	522,051	18.4	621,442	19.0	806,765	21.7
Home Equity	203,406	7.0	191,631	7.1	201,969	7.1	220,142	6.7	149,480	4.0
Individuals' Loans for Household and Other Personal Expenditures	75,748	2.6	84,172	3.1	115,295	4.1	154,132	4.7	201,632	5.4
Lease Financing Receivables, Net of Unearned Income	2,590	0.1	3,555	0.1	5,157	0.2	7,135	0.2	8,996	0.2
Other Loans	46,501	1.6	39,505	1.5	29,721	1.0	35,157	1.1	32,405	0.9
Loans	2,902,209	100.0%	2,713,415	100.0%	2,835,683	100.0%	3,269,788	100.0%	3,721,952	100.0%
Allowance for Loan Losses	(69,366)		(70,898)		(82,977)		(92,131)		(49,543)
Net Loans	$2,832,843		$2,642,517		$2,752,706		$3,177,657		$3,672,409

Residential Real Estate Loans Held for Sale at December 31, 2012, 2011, 2010, 2009 and 2008 were $22,300,000, $17,864,000, $21,469,000, $8,036,000 and $4,295,000, respectively.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial, commercial real estate and residential real estate loans. Commercial and industrial loans made up 21.5 percent and 19.6 percent of total loans at December 31, 2012, and 2011. Commercial real estate loans made up 43.6 percent and 44 percent of total loans and residential real estate loans, including home equity, made up 23.3 percent and 24.8 percent of total loans at December 31, 2012, and 2011, respectively. The Bank generates loans from customers primarily in central Indiana, and Butler and Franklin counties in Ohio.  The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

PART I: ITEM 1. BUSINESS

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, home equity, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2012. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and Industrial Loans	$403,463	$143,323	$75,793	$622,579
Agricultural Production Financing and Other Loans to Farmers	98,833	11,703	1,991	112,527
Real Estate - Construction	52,768	43,086	2,785	98,639
Real Estate - Commercial and Farm Land	512,532	536,197	217,953	1,266,682
Other Loans	27,343	16,263	2,895	46,501
Total	$1,094,939	$750,572	$301,417	$2,146,928

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans Maturing After One Year with:
Fixed Rate	$504,583	$285,584
Variable Rate	245,989	15,833
Total	$750,572	$301,417

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and impaired loans for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Non-Performing Assets:
Non-accrual loans	$53,399	$69,592	$90,591	$118,409	$87,546
Renegotiated loans	12,681	14,308	7,139	8,833	130
Non-performing loans (NPL)	66,080	83,900	97,730	127,242	87,676
Other real estate owned	13,263	16,289	20,927	14,879	18,458
Non-performing assets (NPA)	79,343	100,189	118,657	142,121	106,134
90+ days delinquent and still accruing	2,037	580	1,330	3,967	5,982
NPAs & 90+ days delinquent	$81,380	$100,769	$119,987	$146,088	$112,116
Impaired Loans	$79,179	$79,775	$116,204	$178,754	$206,126

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Renegotiated loans are loans for which concessions are granted to the borrower due to deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans. These concessions may include interest rate reductions, principal forgiveness, extensions of maturity date or other actions intended to minimize losses.  Certain loans restructured may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A non-accrual loan that is restructured may remain non-accrual for a period of approximately six months until the borrower can demonstrate their ability to meet the restructured terms. A borrower's performance prior to the restructuring, as well as after, will be considered in assessing whether the borrower can meet the new terms resulting in the loan being returned to accruing status in a shorter or longer period of time than the standard six months. If the borrower’s performance under the modified terms is not reasonably assured, the loan will remain non-accrual.

Interest income of $2,369,000 for the year ended December 31, 2012, was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $8,365,000 would have been recognized under their original loan terms.

PART I: ITEM 1. BUSINESS

In years prior to 2009, the Corporation globally included all classified loans, including substandard, doubtful and loss credits in impaired loans. At December 31, 2009, management refined the definition of impaired loans to be more specific and include all non-accrual loans and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more. Furthermore, at December 31, 2012, the Corporation included loans accounted for under SOP 03-3 in the impaired loan total. A loan is deemed impaired under ASC310 when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  At December 31, 2012, commercial impaired loans totaled $79,179,000.  A specific allowance for losses was not deemed necessary for a subset of the impaired loans totaling $67,333,000, but a specific allowance of $4,243,000 was recorded for the remaining balance of $11,846,000 and is included in the Corporation’s allowance for loan losses at December 31, 2012.  The average balance of the total aforementioned impaired loans for 2012 was $88,614,000.

Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of,  asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

In addition to the impaired loans discussed above, management has also identified loans totaling $143,991,000 as of December 31, 2012 that are deemed to be criticized, but not impaired.  These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A criticized loan is a loan in which there are concerns as to the borrower’s ability to comply with present repayment terms, whether or not those concerns rise to the level of serious doubt.

See additional information regarding loan credit quality in Note 5. LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated:

(Dollars in Thousands)	2012	2011	2010	2009	2008
Allowance for Loans Losses:
Balance at January 1	$70,898	$82,977	$92,131	$49,543	$28,228
Charge Offs:
Commercial (1)	8,311	9,818	22,832	42,147	7,475
Commercial Real Estate (2)	12,322	29,807	32,823	34,775	6,580
Consumer	1,130	1,441	2,426	3,770	3,018
Residential	5,475	7,407	9,437	8,491	5,536
Finance Leases	34		54	411	17
Total Charge Offs	27,272	48,473	67,572	89,594	22,626
Recoveries:
Commercial (3)	1,744	8,828	6,750	5,248	1,354
Commercial Real Estate (4)	3,652	2,811	1,420	993	3,435
Consumer	695	942	938	1,015	1,002
Residential	1,113	1,176	2,827	701	1,233
Finance Leases	2	7		9
Total Recoveries	7,206	13,764	11,935	7,966	7,024
Net Charge Offs	20,066	34,709	55,637	81,628	15,602
Provisions for Loan Losses	18,534	22,630	46,483	122,176	28,238
Adjustment Related to Acquisition				2,040
Allowance Acquired in Acquisition					8,679
Balance at December 31	$69,366	$70,898	$82,977	$92,131	$49,543
Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	0.71%	1.26%	1.82%	2.30%	0.52%

The $2,040,000 adjustment related to acquisition in 2009 in the table above was an adjustment to the carrying amount of Goodwill resulting from the continued evaluation of the credit quality of Lincoln Bank’s acquired loan portfolio in accordance with ASC 805, Business Combinations.  In the first quarter 2009, immediately following the acquisition of Lincoln, further analysis of the loan portfolio identified certain loans that were determined to have a lower fair value than was originally identified.

See the information regarding the analysis of loan loss experience in the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

_______________________________

(1) Category includes the charge offs for commercial and industrial, agricultural production financing and other loans to farmers and other non-consumer loans.

(2) Category includes the charge offs for construction, commercial and farm land.

(3) Category includes the recoveries for commercial and industrial, agricultural production financing and other loans to farmers and other non-consumer loans.

(4) Category includes the recoveries for construction, commercial and farm land.

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of December 31, 2012, 2011, 2010, 2009 and 2008.

	2012		2011		2010		2009		2008
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$25,913	26.9%	$17,731	24.9%	$32,508	23.1%	$48,771	25.5%	$16,368	28.8%
Commercial Real Estate	26,703	47.1	37,919	47.1	36,341	47.1	30,188	43.9	14,408	39.8
Consumer	2,593	2.6	2,902	3.1	3,622	4.1	2,242	4.7	6,608	5.5
Residential	14,157	23.3	12,343	24.8	10,408	25.5	10,751	25.7	12,122	25.7
Finance Leases		0.1	3	0.1	98	0.2	179	0.2	37	0.2
Totals	$69,366	100.0%	$70,898	100.0%	$82,977	100.0%	$92,131	100.0%	$49,543	100.0%
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  As of December 31, 2012, the only concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System (“NAICS code”)), in excess of 10 percent of total loans were Lessors of Nonresidential Buildings at 14.0 percent and Lessors of Residential Buildings and Dwellings at 12.1 percent.

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

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 2012, 2011 and 2010 are presented within the "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" table on page 12 of this Annual Report on Form 10-K.

As of December 31, 2012, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of Deposit and Other Time Deposits	$52,045	$41,854	$61,858	$80,713	$236,470
Percent	22%	18%	26%	34%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within the “FIVE – YEAR SUMMARY OF SELECTED FINANCIAL  DATA” on page 3 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2012	2011	2010
Balance at December 31:
Federal Funds Purchased	$18,862
Securities Sold Under Repurchase Agreements (Short-term Portion)	131,828	$146,305	$85,621
Federal Home Loan Bank Advances (Short-term Portion)	1,434	49,785	18,930
Subordinated Debentures and Term Loans	459	78,996
Total Short-term Borrowings	$152,583	$275,086	$104,551

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to short-term borrowings is summarized below:

(Dollars in Thousands)	2012	2011	2010
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal Funds Purchased	0.2%
Securities Sold Under Repurchase Agreements (Short-term Portion)	0.2	0.7%	0.5%
Federal Home Loan Bank Advances (Short-term Portion)	2.0	4.8	4.9
Subordinated Debentures and Term Loans		2.7
Total Short-term Borrowings	0.2%	2.0%	1.3%
Weighted Average Interest Rate During the Year:
Federal Funds Purchased	0.3%	0.4%	0.5%
Securities Sold Under Repurchase Agreements (Short-term Portion)	0.3	0.9	0.7
Federal Home Loan Bank Advances (Short-term Portion)	3.4	4.4	5.4
Subordinated Debentures and Term Loans	2.9	2.8
Total Short-term Borrowings	0.9%	2.3%	2.0%
Highest Amount Outstanding at Any Month End During the Year:
Federal Funds Purchased	$87,571	$27,945	$7,746
Securities Sold Under Repurchase Agreements (Short-term Portion)	150,126	152,315	93,321
Federal Home Loan Bank Advances (Short-term Portion)	52,504	104,029	47,854
Subordinated Debentures and Term Loans	79,467	78,996
Total Short-term Borrowings	$369,668	$363,285	$148,921
Average Amount Outstanding During the Year:
Federal Funds Purchased	$20,072	$6,180	$1,125
Securities Sold Under Repurchase Agreements (Short-term Portion)	134,555	107,641	83,323
Federal Home Loan Bank Advances (Short-term Portion)	20,869	55,678	33,154
Subordinated Debentures and Term Loans	19,337	78,988
Total Short-term Borrowings	$194,833	$248,487	$117,602

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

•	The Corporation faces operational risks because the nature of the financial services business involves a high volume of transactions.

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

At December 31, 2012, the Corporation had goodwill of $141,375,000 recorded on its consolidated balance sheet. Under ASC 340-20, Other Assets and Deferred Costs, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

PART I: ITEM 1A. AND ITEM 1B.

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

The Bank conducts business through numerous facilities owned and leased.  Of the seventy-six banking offices operated by the Bank, fifty-four are owned and twenty-two are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2012 was $52,749,000.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

Michael C. Rechin, 54, President and Chief Executive Officer, Corporation
Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 42, Executive Vice President and Chief Financial Officer, Corporation
Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 47, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 for National City Corp;  Executive Vice President and Chief Credit Officer for National City Bank of Indiana from December 2002 to December 2006.

Robert R. Connors, 63, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since January 2006; Senior Vice President of Operations and Technology of the Corporation from August 2002 to January 2006.

Kimberly J. Ellington, 53, Senior Vice President and Director of Human Resources, Corporation
Senior Vice President and Director of Human Resources of the Corporation since 2004; Vice President and Director of Human Resources of the Corporation from 1999 to 2004.

Jeffrey B. Lorentson, 49, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

John J. Martin, 46, Senior Vice President and Chief Credit Officer, Corporation
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

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the SNL Bank $1B - $5B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

Total Return Performance
150
125
100
75
50
25
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
First Merchants Corporation
Russell 2000
SNL Bank $1B-$5B

		Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
First Merchants Corporation	100.00	106.04	30.07	45.08	43.31	76.47
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.

STOCK INFORMATION

	Price Per Share
	HIGH		LOW		Dividends Declared (1)
Quarter	2012	2011	2012	2011	2012	2011
First Quarter	$12.41	$9.45	$8.48	$7.87	$0.01	$0.01
Second Quarter	12.90	9.70	10.97	7.90	0.03	0.01
Third Quarter	15.78	9.40	12.29	6.70	0.03	0.01
Fourth Quarter	15.40	9.04	12.53	6.63	0.03	0.01

Numbers rounded to nearest cent when applicable.

The table above lists per share prices and dividend payments during 2012 and 2011. Prices are as reported by the National Association of Securities Dealers Automated Quotation – Global Select Market System.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 28, 2013, the number of shares outstanding was 28,695,887.   There were 2,945 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

There were no purchases of the Corporation’s common stock by or on behalf of the Corporation during the quarter ended December 31, 2012.

_______________________________

(1) The “DIVIDEND LIMITATIONS” section of “BUSINESS” included as Item 1 of this Annual Report on Form 10-K, the “CAPITAL” and “LIQUIDITY” sections of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and Note 14. STOCKHOLDERS’ EQUITY  to the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K include discussions regarding dividend restrictions.

PART II: ITEM 5. AND ITEM 6.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Stockholders	906,636	$21.58	692,189	(1)
Equity Compensation Plans Not Approved by Stockholders (2)			398,331
Total	906,636	$21.58	1,090,520	(1)

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

RESULTS OF OPERATIONS – 2012

Net income available to stockholders was $40.6 million, or $1.41 per fully diluted common share, an increase of $31.6 million compared to $9.0 million, or $0.34 per fully diluted common share in 2011.

On February 10, 2012, the Bank assumed substantially all the deposits and certain other liabilities and acquired certain assets of SCB Bank, from the FDIC as the receiver for SCB Bank. This transaction generated a pre-tax gain of $9.1 million, or $0.21 per common share after tax. Details of this transaction are included in NOTE 2. PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

In 2011, an after-tax loss of $12.3 million, or $0.47 per share, was recorded due to the accounting treatment for the extinguishment of trust preferred securities. The extinguishment of the trust preferred securities was done in conjunction with the redemption of 69,600 shares of the Corporation's fixed rate cumulative perpetual preferred stock, under the Capital Purchase Program, for $69.6 million, the issuance of 90,783 shares of the Corporation's senior non-cumulative perpetual preferred stock, through the Small Business Lending Fund, for $90.8 million, and the issuance of 2,822,000 shares of the Corporation's common stock in exchange for gross proceeds of $21.2 million. The details are discussed within Note 14. STOCKHOLDERS’ EQUITY of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

As of December 31, 2012, total assets equaled $4.3 billion, an increase of $131.7 million from December 31, 2011.  Loans and investments, the Corporation’s primary earning assets, totaled $3.8 billion, up slightly from the prior year’s total of $3.7 billion.  While investments decreased $72.0 million, loans and loans held for sale increased $193.2 million.  The Bank acquired $93.8 million in loans as a result of the SCB transaction. Additional details of these changes are included within the “EARNING ASSETS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The Corporation’s allowance for loan losses totaled $69.4 million as of year end 2012. The allowance provides 129.9 percent coverage of all non-accrual loans and 2.37 percent of total loans.  Details of the Allowance for Loan and Lease Losses and non-performing loans are discussed within the “LOAN QUALITY” and “PROVISION/ALLOWANCE FOR LOAN LOSSES” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Taxes, both current and deferred, decreased in 2012 by $5.6 million. This change is primarily driven from decreases in the deferred tax assets associated with the deductibility of the provision for loan losses and pensions and other employee benefits, the utilization of federal tax credit carryforwards, and the increase in the deferred tax liability associated with the gain on the FDIC modified whole bank transaction. Details of the change is discussed within the “INCOME TAX” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Deposits increased $211.7 million from December 31, 2011. As part of the SCB transaction, the Bank assumed deposits of $125.9 million. The Bank also completed repayment of $79.0 million of Senior Notes (the "Notes") that matured on March 30, 2012. The Notes were originally issued by the Bank on March 31, 2009 and were guaranteed by the FDIC under its Temporary Liquidity Guarantee program. Additionally, on August 22, 2012, the Corporation exercised its option to redeem the $4,124,000 subordinated debenture associated with the CNBC Statutory Trust I. The redemption price was 104.59. The debenture had carried a fixed interest rate of 10.2 percent. Additional details of the Corporation's borrowings are discussed in NOTE 10. BORROWINGS of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2012.

(Dollars in Thousands)	2012	2011	2010
Net Interest Income	$152,336	$143,355	$143,569
FTE Adjustment	$5,745	$5,759	$5,865
Net Interest Income on a Fully Taxable Equivalent Basis	$158,081	$149,114	$149,434
Average Earning Assets	$3,833,174	$3,744,027	$3,862,493
Interest Income (FTE) as a Percent of Average Earning Assets	4.74%	4.99%	5.32%
Interest Expense as a Percent of Average Earning Assets	0.62%	1.01%	1.45%
Net Interest Income (FTE) as a Percent of Average Earning Assets	4.12%	3.98%	3.87%

In 2012, asset yields decreased 25 basis points on a fully taxable equivalent basis (FTE) and interest cost decreased 39 basis points, resulting in an 14 basis point increase in the interest margin compared to 2011.  An increase in earning assets, primarily due to a larger loan portfolio as a result of the SCB Bank transaction, as discussed in NOTE 2 Purchase and Assumption, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on form 10-K, resulted in a positive volume variance of $7,754,000 (FTE).  In addition, a low interest rate environment produced a positive rate variance of $1,227,000 (FTE), resulting in a net increase of $8,981,000 in net interest income.

In 2011, asset yields decreased 33 basis points on a fully taxable equivalent basis (FTE) and interest cost decreased 44 basis points, resulting in an 11 basis point increase in the net interest margin compared to 2010. A decrease in earning assets, primarily due to a smaller loan portfolio and a decline in interest-bearing liabilities, produced a negative volume variance of $2,439,000 (FTE). Furthermore, a declining interest rate environment produced a positive rate variance of $2,225,000 (FTE), resulting in a net decrease of $214,000 in net interest income.

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income increased $15,182,000 or 30.9 percent in 2012 compared to 2011.  The largest item contributing to the increase was a gross purchase gain of $9,124,000 recognized from the purchase of certain assets and assumption of certain liabilities of SCB Bank. Details of this transaction are included within Note 2. PURCHASE AND ASSUMPTION of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Additionally, significant increases were realized in gains on the sale of mortgage loans, earnings on cash surrender value of life insurance and interchange from electronic card transactions of $3,210,000, $822,000, and $810,000 respectively.

Non-Interest Expenses

Non-interest expenses increased $1,177,000 or 0.9 percent in 2012 compared to 2011.  Salaries and employee benefits increased by $4,663,000.  Base salaries were down $81,000 while commissions and incentives were up $2,861,000 over prior year.  Employees benefits were $1,752,000 higher in 2012 than 2011 primarily as a result of employee retirement plans and employee health insurance increases of $909,000 and 596,000 respectively. Additionally, other expenses were $2,050,000 higher than 2011 due primarily to expenses associated with the integration of the Shelbyville transaction.

The increases in salary and employee benefits and other expenses was offset by year over year declines in other real estate owned and credit-related expenses of $2,436,000, FDIC expenses of $2,022,000, and amortization of core deposit intangibles of $1,621,000.

Income Tax Expense

Income tax expense in 2012 was $15,867,000 on pre-tax income of $60,989,000, or 26.0 percent.   For the same period in 2011, the income tax expense was $8,655,000 on pre-tax income of $33,907,000.   Additional details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

Net income available to stockholders was $9 million, or $0.34 per fully diluted common share, a decrease of $2.7 million from 2010.  Income before income taxes increased by $30.6 million, primarily due to a decrease in the Provision for Loan Losses of $23.9 million.  Additionally, losses and dividends related to preferred stock transactions totaled $16.2 million in 2011 versus gains and dividends of $4.8 million in 2010. The details are discussed within Note 14. STOCKHOLDERS’ EQUITY of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation’s allowance for loan losses totaled $70.9 million as of year end 2011.  The allowance provides 101.9 percent coverage of all non-accrual loans and 2.6 percent of total loans.  Provision expense for the year declined from $46.5 million in 2010 to $22.6 million in 2011 as net charge offs also declined during the year from $55.6 million in 2010 to $34.7 million in 2011.  Additional details are discussed within the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL

To be categorized as well capitalized, the Bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation’s regulatory capital exceeded the regulatory “well capitalized” standard at December 31, 2012.  See additional information on the Corporation’s and Bank’s capital ratios in Note 15. REGULATORY CAPITAL, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.  The Corporation's Tier I capital to average assets ratio was 11.03 percent and 10.17 percent at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Corporation had a Tier I risk-based capital ratio of 14.15 percent and total risk-based capital ratio of 16.34 percent, compared to 13.92 percent and 16.54 percent, respectively, at December 31, 2011.  Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4 percent and a total risk-based capital ratio of at least 8 percent.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Series B Preferred Stock may be redeemed at any time at the Corporation’s option, at a redemption price of 100 percent of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator. On January 3, 2013, the Corporation redeemed 22,695.94 shares of the Series B Preferred Stock. The details are discussed within Note 23. SUBSEQUENT EVENTS, to the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

On November 23, 2011, the Corporation repurchased the Warrant to purchase 991,453 shares of the Corporation’s common stock at an exercise price of $17.55 per share with an expiration date of February 20, 2019 held by the Treasury.  The Corporation was the successful bidder in a private auction for the Warrant conducted by the Treasury with a winning bid of $367,500.  See Note 14. STOCKHOLDERS’ EQUITY, to the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for additional information.

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

	December 31,	December 31,
(Dollars in Thousands, Except Per Share Amounts)	2012	2011
Average Goodwill	$141,362	$141,357
Average Core Deposit Intangible (CDI)	8,719	10,655
Average Deferred Tax on CDI	(2,192)	(2,458)
Intangible Adjustment	$147,889	$149,554
Average Stockholders' Equity (GAAP capital)	$535,506	$478,440
Average Cumulative Preferred Stock	(125)	(125)
Average Preferred Stock Issued under the Capital Purchase Program		(49,216)
Average Non-Cumulative Preferred Stock Issued under the Small Business Lending Fund	(90,783)	(24,965)
Intangible Adjustment	(147,889)	(149,554)
Average Tangible Capital	$296,709	$254,580
Average Assets	$4,245,863	$4,143,850
Intangible Adjustment	(147,889)	(149,554)
Average Tangible Assets	$4,097,974	$3,994,296
Net Income available to Common Stockholders	$40,583	$9,013
CDI amortization, net of tax	1,081	2,112
Tangible Net Income (Loss) available to Common Stockholders	$41,664	$11,125
Diluted Earnings Per Share	$1.41	$0.34
Diluted Tangible Earnings Per Share	$1.44	$0.42
Return on Average GAAP Capital	7.58%	1.88%
Return on Average Tangible Capital	14.04%	4.37%
Return on Average Assets	0.96%	0.22%
Return on Average Tangible Assets	1.02%	0.28%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY

The Corporation's primary lending focus is small business and middle market commercial, residential real estate, auto and small consumer lending, which results in portfolio diversification.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

At December 31, 2012, non-performing loans totaled $66,080,000, a decrease of $17,820,000 from December 31, 2011. Loans 90 days past due, other than non-accrual and renegotiated loans, increased by $1,457,000 during the same period.  The amount of non-accrual loans totaled $53,999,000 at December 31, 2012.  The quality and amount of non-performing loans may increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge offs.  The performance of any loan can be affected by external factors, such as economic conditions, or internal factors, such as actions of a borrower’s management.  The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 101.9 percent at December 31, 2011, to 129.9 percent at December 31, 2012.  See additional information in the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Impaired loans include all commercial non-accrual loans and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing commercial loans that are contractually past due 90 days or more. Furthermore, at December 31, 2012, the Corporation included loans accounted for under SOP 03-3 in the impaired loan total. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  At December 31, 2012, commercial impaired loans totaled $79,179,000. A specific allowance for losses was not deemed necessary for a subset of impaired loans totaling $67,333,000, but a specific allowance of $4,243,000 was recorded for the remaining balance of $11,846,000 and is included in the Corporation’s allowance for loan losses at December 31, 2012. The average balance of the total aforementioned impaired loans for 2012 was $88,614,000.

In connection with economic developments during the past several years, many financial institutions have experienced deterioration in the performance of their loan portfolios.  The values of real estate collateral supporting many loans declined, one result of which was increased charge offs.  While the Corporation’s non-performing and impaired loan totals have shown improvement, further deterioration of housing and real estate values may result in continued elevated levels of loan delinquencies and credit losses.  Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, its results of operations and its financial condition could be adversely affected in the event the quality of its loan portfolio deteriorates.

In 2012, total net charge offs were $20,066,000, a decrease of $14,643,000 from 2011 and down $35,571,000 from 2010.  The Corporation incurred two commercial loan charge offs over $1 million in 2012 totaling $3,686,000, or 18.4 percent, of total net charge offs for the year.  The largest charge off equaling $1,994,000, was incurred on a commercial and industrial loan.  Five large recoveries totaling $3,146,000 were recognized during the year.  Commercial and farm real estate accounted for $8,399,000, or 41.9 percent of total net charge offs, compared to $20,312,000 and 58.5 percent in 2011.  In 2009, new home construction weakened, home values declined, and construction and land development continued to decline, all of which resulted in a deterioration in values and subsequently charge offs of loans to builders and developers.  While some stabilization was evident in 2010 and 2011, charge offs continued at a historically elevated level as the overall weak economic conditions continued to impact the loan portfolio.

The table below represents loan loss experience for the years indicated.

(Dollars in Thousands)	2012	2011	2010
Allowance for Loan Losses:
Balance at January 1	$70,898	$82,977	$92,131
Charge Offs	27,272	48,473	67,572
Recoveries	7,206	13,764	11,935
Net Charge Offs	20,066	34,709	55,637
Provision for Loan Losses	18,534	22,630	46,483
Balance at December 31	$69,366	$70,898	$82,977
Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	0.71%	1.26%	1.82%
Ratio of Allowance to Non-Accrual Loans	129.90%	101.88%	91.60%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The distribution of the net charge offs for the years indicated is provided in the following table.

(Dollars in Thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Net Charge Offs:
Commercial and industrial loans	$6,133	$1,043	$15,091
Agricultural production financing and other farm loans	(42)	(45)	991
Real estate loans
Construction	271	6,684	4,550
Commercial and farmland	8,399	20,312	26,853
Residential	3,052	3,871	6,098
Home Equity	1,310	2,360	512
Individuals loans for household and other personal expenditures	435	499	1,488
Lease financing receivables, net of unearned income	32	(7)	54
Other Loans	476	(8)
Total Net Charge Offs	$20,066	$34,709	$55,637

Commercial construction and land development loans were $98,639,000 at December 31, 2012, a decrease of $16,859,000 from December 31, 2011. Construction and land development loans represent 3.4 percent of loans.  Management continues to closely monitor this segment of the portfolio, as well as being selective with additional exposure to this industry.

At December 31, 2012, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $81,380,000; a decrease of $19,389,000 from December 31, 2011 as noted in the table below. Renegotiated loans decreased $1,627,000 but the focus on commercial and consumer loan workouts continued during 2012.  Other real estate owned decreased $3,026,000 from December 31, 2011. Current appraisals are obtained to determine value as management continues to aggressively market these real estate assets.

The following table summarizes the non-accrual loans, renegotiated loans, other real estate owned, loans contractually past due 90 days or more other than non-accruing loans, and impaired loans for the Corporation.

	December 31,	December 31,
(Dollars in Thousands)	2012	2011
Non-Performing Assets:
Non-accrual loans	$53,399	$69,592
Renegotiated loans	12,681	14,308
Non-performing loans (NPL)	66,080	83,900
Other real estate owned	13,263	16,289
Non-performing assets (NPA)	79,343	100,189
90+ days delinquent and still accruing	2,037	580
NPAs & 90+ days delinquent	$81,380	$100,769
Impaired Loans (includes substandard, doubtful and loss)	$79,179	$79,775

The composition of the non-performing assets and 90-day delinquent loans is detailed n the following table.

	December 31,	December 31,
(Dollars in Thousands)	2012	2011
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$13,690	$13,725
Agricultural production financing and other loans to farmers
Real estate loans
Construction	12,378	17,784
Commercial and farm land	34,999	46,985
Residential	16,620	18,398
Home Equity	3,198	3,142
Lease Financing	301
Individual's loans for household and other personal expenditures	190	162
Other loans	4	573
Non performing assets plus 90+ days delinquent	$81,380	$100,769

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION/ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.  The provision for loan losses in 2012, 2011 and 2010 were $18,534,000, $22,630,000 and $46,483,000, respectively, showing a significant decline in each year.

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

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at December 31, 2012.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as estimates about the effect of uncertain matters are needed.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

At December 31, 2012, the allowance for loan losses was $69,366,000 a decrease of $1,532,000 from year-end 2011. As a percent of loans, the allowance decreased to 2.4 percent at December 31, 2012 from 2.6 percent at December 31, 2011.  During 2012, the allowance decreased by $3,695,000 in specific reserves against impaired loans and by $2,163,000 in the ASC 450, Contingencies, allocation for loans not deemed impaired.

The allowance as a percent of loans decreased from year end 2011 despite the year over year increase in loans, reflecting the impact of the stabilizing economic environment on the Corporation’s loan portfolio, resulting in fewer charge offs and lower specific reserves.  Loans are generally secured by specific items of collateral, including real property and business assets.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. Updated “as is” or “liquidation value” appraisals are obtained as individual circumstances and or market conditions warrant. Partially charged off loans measured for impairment based on their collateral value are generally not returned to performing status subsequent to receiving updated appraisals or restructure of the loan. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of,  asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

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

The following table summarizes loan loss reserves by loan segment for the periods ended December 31, 2012 and December 31, 2011.

	December 31, 2012
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,628	$2,565		$50		$4,243
Collectively evaluated for impairment	24,285	24,138	$2,593	14,107		65,123
Total Allowance for Loan Losses	$25,913	$26,703	$2,593	$14,157		$69,366

	December 31, 2011
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$4,701	$2,504		$733		$7,938
Collectively evaluated for impairment	13,030	35,415	$2,902	11,610	$3	62,960
Total Allowance for Loan Losses	$17,731	$37,919	$2,902	$12,343	$3	$70,898

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The historical loss allocation for loans not deemed impaired according to ASC 310 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  The historical look back period for non-criticized loans is the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans.  Each of the rolling-four-quarter periods used to obtain the average, includes all charge offs for the previous twelve-month period; therefore, the historical look back period goes back seven quarters. The resulting allocation is more reflective of current conditions.  Criticized loans are grouped based on the risk grade assigned to the loan.  Loans with a special mention grade are assigned a loss factor and loans with a classified grade, but not impaired, are assigned a separate loss factor.  The loss factor computation for this allocation includes a segmented historical loss migration analysis of non-impaired loans, by risk grade, to charge off.  Given the credit improvement in the loan portfolio during 2012 and the resulting decreases in both non-impaired criticized loans and net charge offs, the historical loss component adjusted downward in 2012.

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses.  The environmental component adjusts the historical loss allocations for commercial and consumer loans to reflect relevant current conditions that, in management’s opinion, have an impact on loss recognition.  Environmental factors that management reviews in the analysis include: National and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.  Each environmental factor receives an individual qualitative allocation that, in management’s opinion, reflects losses inherent in the portfolio that are not reflected in the historical loss components of the allowance.  As the economic environment has seen improvement during the period, management believes losses inherent in the portfolio may not be immediately apparent for specific identification thus the environmental allocations increased to ensure the adequacy of the allowance. At December 31, 2012, the allocation related to environmental considerations totaled $42,461,000, an increase of $11,328,000 from December 31, 2011.

The Corporation’s primary market areas for lending are central Indiana and Butler and Franklin counties in Ohio. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. In management’s opinion, the allowance for loan losses at December 31, 2012 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

GOODWILL

During the deteriorating economic conditions in the last few years, the financial markets have continued to reflect lower valuations for the stocks of financial institutions, when compared to historic valuation metrics, largely driven by both the constriction in available credit and the losses suffered.  Additionally, many bank stocks with geographic exposure in certain markets, including Indiana and Ohio, have been depressed.  The Corporation’s stock activity, as well as the price, has been adversely impacted by the economic conditions affecting the banking industry since 2009. Management has concluded that the 2012 trading value of the stock price is not indicative or reflective of fair value (per ASC 820, Fair Value Measurements and Disclosures) as the Corporation’s minimal free float driven by large index fund positions, coupled with meaningful long-term retail holdings, has created unusual volatility in the stock price given modest fundamental changes in demand and appears to be impacting the price as well.

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

The Corporation used an independent, outside firm to help determine the fair value of the Corporation, as of October 1, 2012, for purposes of the first step of the impairment test.  The Discounted Earnings method (an “Income Approach”) as well as the Guideline Publicly Traded Company Method and the Transaction Method (both Market Approaches that apply market multiples to various financial metrics to derive value) were used and weighted to form the conclusion of fair value.  The Discounted Earnings method was given primary weight in the fair value analysis.

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank ("FHLB") advances are utilized as a funding source. At December 31, 2012, total borrowings from the FHLB were $94,238,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2012 was $217,275,000.

On March 30, 2012, the Bank completed repayment of $79,000,000 of Senior Notes (the "Notes") that had matured. The Notes, which were originally issued by the Bank on March 31, 2009, were guaranteed by the FDIC under its Temporary Liquidity Guarantee Program ("TLGP").

On August 22, 2012, the Corporation exercised its option to redeem the $4,124,000 subordinated debenture associated with the CNBC Statutory Trust I. The redemption price premium was 104.59. The debenture carried a fixed interest rate of 10.2 percent.

For further discussion, see Note 10. BORROWINGS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $513,343,000 at December 31, 2012, a decrease of $5,148,000, or 1.0 percent, from December 31, 2011. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $2,590,000 at December 31, 2012. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement. At December 31, 2012, the Corporation was in compliance with these financial covenants.

The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3 percent per annum to the Term Loan.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant.  As of December 31, 2011, the Corporation failed to meet the minimum return on average total assets covenant of at least 0.75 percent. Bank of America chose to apply the default rate through March 31, 2012, but not to accelerate the Term Loan based on the Corporation's failure to meet these financial covenants. As of March 31, 2012, the Corporation was no longer in default due to breach of a financial covenant; therefore, the default rate of 3 percent per annum was no longer applied to the Term Loan.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2012 are as follows:

December 31,
(Dollars in Thousands)	2012
Amounts of Commitments:
Loan Commitments to Extend Credit	$873,455
Standby Letters of Credit	21,734
$895,189

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2012 are as follows:

(Dollars in Thousands)	2013	2014	2015	2016	2017	2018 and after	Total
Operating Leases	$2,284	$2,025	$1,852	$1,441	$865	$1,428	$9,895
Federal Funds Purchased	18,862						18,862
Securities Sold Under Repurchase Agreements	131,828	10,000					141,828
Federal Home Loan Bank Advances	1,619	26,506	30,986	28,933	2,731	3,463	94,238
Subordinated Debentures and Term Loans	459		55,000			56,702	112,161
Total	$155,052	$38,531	$87,838	$30,374	$3,596	$61,593	$376,984

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2012, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2012.

	December 31, 2012
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing Deposits	$38,443				$38,443
Investment Securities	84,259	$67,597	$326,387	$396,120	874,363
Loans	1,737,624	326,405	679,648	111,466	2,855,143
Federal Reserve and Federal Home Loan Bank Stock			32,785		32,785
Total Rate-sensitive Assets	$1,860,326	$394,002	$1,038,820	$507,586	$3,800,734
Rate-Sensitive Liabilities:
Interest-bearing Deposits	$1,379,731	$295,668	$711,507	$157,880	$2,544,786
Federal Funds Purchased	18,862				18,862
Securities Sold Under Repurchase Agreements	131,828		10,000		141,828
Federal Home Loan Bank Advances	2,469	1,323	88,016	2,430	94,238
Subordinated Debentures and Term Loans	111,702			459	112,161
Total Rate-sensitive Liabilities	$1,644,592	$296,991	$809,523	$160,769	$2,911,875
Interest Rate Sensitivity Gap by Period	$215,734	$97,011	$229,297	$346,817
Cumulative Rate Sensitivity Gap	$215,734	$312,745	$542,042	$888,859
Cumulative Rate Sensitivity Gap Ratio
at December 31, 2012	113.1%	116.1%	119.7%	130.5%
at December 31, 2011	98.2%	99.0%	112.0%	124.0%

The Corporation had a cumulative positive gap of $312,745,000 in the one-year horizon at December 31, 2012 or 7.26 percent of total assets.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2012, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2012
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(8)
Three-Year CMT	200	(3)
Five-Year CMT	200	(10)
CD's	200	(25)
FHLB	200	(5)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2012. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2012
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$145,846	$153,621	$144,122
Variance from Base		$7,775	$(1,724)
Percent of Change from Base		5.33%	(1.18)%

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2011
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$142,706	$146,352	$140,332
Variance from Base		$3,646	$(2,374)
Percent of Change from Base		2.55%	(1.66)%

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2012, and December 31, 2011. Earnings assets increased by $108,300,000. Interest-bearing time deposits decreased $14,408,000.  Investments decreased by approximately $72,037,000, while loans and loans held for sale increased by $193,230,000.  The four largest loan segments that experienced increases were commercial and industrial, commercial and farm land, construction and home equity.  Decreases were experienced mainly in individual's loans and residential segments.

Effective February 10, 2012, the Bank assumed substantially all the deposits and certain other liabilities and acquired certain assets of SCB Bank, from the FDIC as the receiver of SCB Bank. The two most significant earning assets acquired were loans of $93,800,000 and investment securities of approximately $18,900,000. Detail of this transaction are included in NOTE 2. PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

	December 31,	December 31,
(Dollars in Thousands)	2012	2011
Interest-bearing Time Deposits	$38,443	$52,851
Investment Securities Available for Sale	513,343	518,491
Investment Securities Held to Maturity	361,020	427,909
Mortgage Loans Held for Sale	22,300	17,864
Loans	2,902,209	2,713,415
Federal Reserve and Federal Home Loan Bank Stock	32,785	31,270
	$3,870,100	$3,761,800

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased, repurchase agreements; FHLB advances; subordinated debentures and term loans) based on year-end levels at December 31, 2012 and 2011.

	December 31,	December 31,
(Dollars in Thousands)	2012	2011
Deposits	$3,346,383	$3,134,655
Federal Funds Purchased	18,862
Securities Sold Under Repurchase Agreements	141,828	156,305
Federal Home Loan Bank Advances	94,238	138,095
Subordinated Debentures and Term Loans	112,161	194,974
	$3,713,472	$3,624,029

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Income tax expense totaled $15,867,000 for 2012 compared to $8,655,000 for 2011.  The Corporation’s federal statutory income tax rate is 35 percent and its state tax rate varies from 0 to 8.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.  The reconciliation of federal statutory to actual tax expense is shown in Note 19, INCOME TAX, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable decreased from $36,424,000 at December 31, 2011 to $30,867,000 at December 31, 2012. In addition, the Corporation’s net deferred tax asset has decreased from $31,858,000 at December 31, 2011 to $26,122,000 at December 31, 2012.  This change is primarily driven from decreases in the deferred tax assets associated with the deductibility of the provision for loan losses and pensions and other employee benefits, the utilization of federal tax credit carryforwards, and the increase in the deferred tax liability associated with the gain on the FDIC modified whole bank transaction.

The Corporation has recorded a valuation allowance of $13,859,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as noted above.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013, expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

BKD, LLP
Indianapolis, Indiana
March 15, 2013

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2012	2011
ASSETS
Cash and cash equivalents	$101,460	$73,312
Interest-bearing time deposits	38,443	52,851
Investment securities available for sale	513,343	518,491
Investment securities held to maturity (fair value of $378,174 and $442,469)	361,020	427,909
Mortgage loans held for sale	22,300	17,864
Loans	2,902,209	2,713,415
Less: Allowance for loan losses	(69,366)	(70,898)
Net loans	2,832,843	2,642,517
Premises and equipment	52,749	51,013
Federal Reserve and Federal Home Loan Bank stock	32,785	31,270
Interest receivable	16,367	17,723
Core deposit intangibles	8,154	9,114
Goodwill	141,375	141,357
Cash surrender value of life insurance	125,397	124,329
Other real estate owned	13,263	16,289
Tax asset, deferred and receivable	30,867	36,424
Other assets	14,455	12,613
TOTAL ASSETS	$4,304,821	$4,173,076
LIABILITIES
Deposits:
Noninterest-bearing	$801,597	$646,508
Interest-bearing	2,544,786	2,488,147
Total Deposits	3,346,383	3,134,655
Borrowings:
Federal funds purchased	18,862
Securities sold under repurchase agreements	141,828	156,305
Federal Home Loan Bank advances	94,238	138,095
Subordinated debentures and term loans	112,161	194,974
Total Borrowings	367,089	489,374
Interest payable	1,841	2,925
Other liabilities	37,272	31,655
Total Liabilities	3,752,585	3,658,609
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized - 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding - 90,782.94 shares	90,783	90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 28,692,616 and 28,559,707 shares	3,587	3,570
Additional paid-in capital	256,843	254,874
Retained earnings	206,397	168,717
Accumulated other comprehensive loss	(5,499)	(3,602)
Total Stockholders' Equity	552,236	514,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,304,821	$4,173,076

  See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	December 31,	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2012	2011	2010
INTEREST INCOME
Loans receivable:
Taxable	$146,745	$149,716	$174,070
Tax-exempt	480	528	515
Investment securities:
Taxable	17,027	19,230	12,957
Tax-exempt	10,189	10,167	10,377
Federal funds sold		3	26
Deposits with financial institutions	100	282	381
Federal Reserve and Federal Home Loan Bank stock	1,408	1,319	1,252
Total Interest Income	175,949	181,245	199,578
INTEREST EXPENSE
Deposits	14,800	22,281	39,876
Federal funds purchased	69	25	5
Securities sold under repurchase agreements	907	1,511	1,712
Federal Home Loan Bank advances	2,624	4,181	5,368
Subordinated debentures, revolving credit lines and term loans	5,213	9,892	9,048
Total Interest Expense	23,613	37,890	56,009
NET INTEREST INCOME	152,336	143,355	143,569
Provision for loan losses	18,534	22,630	46,483
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	133,802	120,725	97,086
OTHER INCOME
Service charges on deposit accounts	11,587	11,972	13,283
Fiduciary activities	7,891	7,650	7,692
Other customer fees	11,233	10,024	8,990
Commission income	6,224	5,660	6,225
Earnings on cash surrender value of life insurance	3,418	2,596	2,098
Net gains and fees on sales of loans	10,628	7,418	6,806
Net realized gains on sales of available for sale securities	2,389	2,439	3,406
Other-than-temporary impairment on available for sale securities		(2,788)	(3,049)
Portion of loss recognized in other comprehensive income before taxes		2,388	1,505
Net impairment losses recognized in earnings		(400)	(1,544)
Gain on FDIC modified whole bank transaction	9,124
Other income	1,808	1,761	1,588
Total Other Income	64,302	49,120	48,544
OTHER EXPENSES
Salaries and employee benefits	79,398	74,735	73,253
Net occupancy	10,186	10,118	9,935
Equipment	7,201	6,794	7,323
Marketing	2,158	2,002	1,970
Outside data processing fees	5,656	5,671	5,093
Printing and office supplies	1,169	1,242	1,259
Core deposit amortization	1,927	3,548	4,721
FDIC assessments	3,509	5,531	8,121
Other real estate owned and credit-related expenses	8,178	10,614	12,436
Other expenses	17,733	15,683	18,200
Total Other Expenses	137,115	135,938	142,311
INCOME BEFORE INCOME TAX	60,989	33,907	3,319
Income tax expense (benefit)	15,867	8,655	(3,590)
NET INCOME	45,122	25,252	6,909
Gain on exchange of preferred stock for trust preferred debt			11,353
Loss on CPP unamortized discount		(1,401)	(1,301)
Loss on extinguishment of trust preferred securities		(10,857)
Preferred stock dividends and discount accretion	(4,539)	(3,981)	(5,239)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$40,583	$9,013	$11,722

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$1.42	$0.34	$0.48
Diluted	$1.41	$0.34	$0.48

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$45,122	$25,252	$6,909
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $654, $10,658, and $106	1,214	19,793	(197)
Unrealized loss on securities transferred to held-to-maturity, net of tax of $2,864		(5,315)
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $56, $86, and $539	(104)	160	(1,001)
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $514, $1,146, and $155	(952)	(2,129)	288
Reclassification adjustment for net gains included in net income net of tax of $759, $714, and $652	(1,413)	(1,326)	(1,210)
Defined Benefit Pension Plans, net of tax of $346, $2,492, and $526
Net Gain (Loss) Arising During Period	(577)	(5,722)	156
Prior Service Cost Arising During Period		26	583
Amortization of Prior Service Cost	(65)	1,068	50
	(1,897)	6,555	(1,331)
Comprehensive income	$43,225	$31,807	$5,578

The following table represents the components of accumulated other comprehensive income (loss):

(Dollars in Thousands)	December 31, 2012	December 31, 2011
Net unrealized gain on securities available for sale	$17,904	$18,244
Net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in income	(3,272)	(3,168)
Net unrealized loss on cash flow hedges	(2,652)	(1,841)
Defined benefit plans	(17,479)	(16,837)
	$(5,499)	$(3,602)

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2009	116,125	$112,498	21,227,741	$2,653	$206,600	$150,860	$(8,826)	$463,785
Comprehensive Income
Net Income						6,909		6,909
Other Comprehensive Income, net of tax							(1,331)	(1,331)
Cash Dividends on Common Stock ($.04 per Share)						(989)		(989)
Cash Dividends on Preferred Stock under Capital Purchase Program						(5,366)		(5,366)
Cumulative Preferred Stock Converted to Trust Preferred Securities	(46,400)	(46,400)						(46,400)
Gain on Exchange of Preferred Stock for Trust Preferred Debt						11,353		11,353
Loss on Capital Purchase Program Unamortized Discount		1,301				(1,301)
Accretion of Discount on Preferred Stock		606				(606)
Private Stock Issuance			4,200,000	525	23,625			24,150
Tax Benefit (Loss) from Stock Options Exercised					(50)			(50)
Share-based Compensation			49,833	6	1,744			1,750
Stock Issued Under Employee Benefit Plans			97,966	12	570			582
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			11,545	2	89			91
Stock Redeemed			(12,834)	(1)	(75)			(76)
Balances, December 31, 2010	69,725	$68,005	25,574,251	$3,197	$232,503	$160,860	$(10,157)	$454,408
Comprehensive Income
Net Income						25,252		25,252
Other Comprehensive Income, net of tax							6,555	6,555
Cash Dividends on Common Stock ($.04 per Share)						(1,067)		(1,067)
Cash Dividends on Preferred Stock under Capital Purchase Program						(3,662)		(3,662)
Accretion of Discount on Preferred Stock		319				(319)
Loss on Capital Purchase Program Unamortized Discount		1,401				(1,401)
Repurchase of Capital Purchase Program Warrants					(368)			(368)
Loss on Extinguishment of Trust Preferred Securities						(10,857)		(10,857)
Equity Adjustment Related to First Merchants Reinsurance Co. LTD						(89)		(89)
Preferred Stock Redeemed under Capital Purchase Program	(69,600)	(69,600)						(69,600)
Preferred Stock issued under the Small Business Lending Fund	90,783	90,783						90,783
Private Stock Issuance			2,822,000	353	20,812			21,165
Share-based Compensation			72,824	9	1,306			1,315
Stock Issued Under Employee Benefit Plans			93,797	12	657			669
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			11,073	1	88			89
Stock Redeemed			(14,238)	(2)	(124)			(126)
Balances, December 31, 2011	90,908	$90,908	28,559,707	$3,570	$254,874	$168,717	$(3,602)	$514,467
Comprehensive Income
Net Income						45,122		45,122
Other Comprehensive Income, net of tax							(1,897)	(1,897)
Cash Dividends on Common Stock ($.10 per Share)						(2,903)		(2,903)
Cash Dividends on Preferred Stock under Small Business Lending Fund						(4,539)		(4,539)
Share-based Compensation			86,325	11	1,481			1,492
Stock Issued Under Employee Benefit Plans			41,867	5	444			449
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			15,709	2	200			202
Stock Options Exercised			10,500	1	77			78
Stock Redeemed			(21,492)	(2)	(233)			(235)
Balances, December 31, 2012	90,908	$90,908	28,692,616	$3,587	$256,843	$206,397	$(5,499)	$552,236

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2012	2011	2010
Cash Flow From Operating Activities:
Net income	$45,122	$25,252	$6,909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,534	22,630	46,483
Depreciation and amortization	4,472	5,158	5,702
Change in deferred taxes	15,890	8,256	(1,810)
Share-based compensation	1,492	1,315	1,750
Tax expense (benefit) from stock options exercised			50
Mortgage loans originated for sale	(393,565)	(297,031)	(254,712)
Proceeds from sales of mortgage loans	389,129	300,636	241,279
Gain on acquisition	(9,124)
Gains on sales of securities available for sale	(2,389)	(2,439)	(3,406)
Recognized loss on other-than-temporary-impairment		400	1,544
Change in interest receivable	1,884	951	2,144
Change in interest payable	(1,451)	(1,337)	(1,449)
Other adjustments	275	21,693	36,567
Net cash provided by operating activities	$70,269	$85,484	$81,051
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$14,408	$12,365	$8,809
Purchases of:
Securities available for sale	(139,555)	(200,688)	(311,465)
Securities held to maturity	(4,262)	(82,700)	(180,311)
Proceeds from sales of securities available for sale	52,350	75,930	117,804
Proceeds from maturities of:
Securities available for sale	112,141	60,459	65,688
Securities held to maturity	68,118	45,595	40,825
Change in Federal Reserve and Federal Home Loan Bank stock	246	2,614	4,692
Purchase of bank owned life insurance		(25,000)
Net change in loans	(123,036)	61,363	345,518
Net cash received from acquisition	29,113
Proceeds from the sale of other real estate owned	4,428	13,612	20,641
Other adjustments	(2,065)	8,287	(2,348)
Net cash provided by (used in) investing activities	$11,886	$(28,163)	$109,853
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$228,725	$68,803	$84,993
Certificates of deposit and other time deposits	(142,906)	(203,028)	(352,649)
Borrowings	138,127	306,535	2,382
Repayment of borrowings	(271,005)	(252,509)	(65,247)
Dividends on common stock	(2,903)	(1,067)	(989)
Dividends on preferred stock	(4,539)	(3,662)	(4,931)
Stock issued in private equity placement		21,165	24,150
Stock issued under employee benefit plans	449	669	582
Stock issued under dividend reinvestment and stock purchase plans	202	89	91
Stock options exercised	78
Cumulative preferred stock issued (SBLF)		90,783
Cumulative preferred stock redeemed (CPP)		(69,600)
Repurchase of stock warrant (CPP)		(368)
Tax (expense) benefit from stock options exercised			(50)
Stock redeemed	(235)	(126)	(76)
Net cash used in financing activities	$(54,007)	(42,316)	$(311,744)
Net Change in Cash and Cash Equivalents	28,148	15,005	(120,840)
Cash and Cash Equivalents, January 1	73,312	58,307	179,147
Cash and Cash Equivalents, December 31	$101,460	$73,312	$58,307
Additional cash flows information:
Interest paid	$24,697	$39,227	$57,458
Income tax paid (refunded)	11,738	(2,977)	(17,674)
Exchange of preferred stock for trust preferred debt			46,400
Loans transferred to other real estate owned	4,441	14,188	32,950
Non-cash investing activities using trade date accounting	1,518
Liabilities assumed, net of cash	166,112

  See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation (the “Corporation”), and its principal wholly owned subsidiaries, First Merchants Bank, N.A. (the “Bank”), and First Merchants Insurance Services, Inc. operating as First Merchants Insurance Group (“FMIG”), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.

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

AVAILABLE FOR SALE SECURITIES are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices when available. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy.  If quoted prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipals, corporate obligations and equity securities.

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

MORTGAGE LOANS HELD FOR SALE are carried at the principal amount outstanding. The carrying amount approximates fair value due to the short duration between origination and the date of sale.

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

LOANS ACQUIRED IN BUSINESS COMBINATIONS with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (FASB ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition date. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying FASB ASC 310-30, loans acquired in business combinations are aggregated into pools of loans with common risk characteristics for the initial fair value measurement.

The expected cash flows of the acquired loans in excess of the fair values recorded is referred to as the accretable yield and is recognized in interest income over the remaining estimated lives of the loans. The Corporation will continually evaluate the fair value of the loans including cash flows expected to be collected.

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

PENSION benefits are provided to the Corporation’s employees. Its accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the balance sheet. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in Note 18. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation has historically elected to test for goodwill impairment as of September 30 of each year.  Based on the economic environment, earnings and stock price, in 2012 and 2011, the Corporation used a third party to evaluate goodwill for impairment as of October 1, 2012 and 2011, respectively. The methodology and results of the test are further discussed in the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.  An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The tests for impairment fair values are based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could have a significant impact on the carrying values of goodwill or intangibles and could result in impairment losses being recorded in future periods.

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

OTHER REAL ESTATE OWNED consists of assets acquired through, or in lieu of, loan foreclosure and are held for sale. They are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation are included in net income or expense from foreclosed assets.

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

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2008.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

PURCHASE AND ASSUMPTION

Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SCB Bank (the “Acquisition”), pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits (the “Agreement”), entered into by the Bank, the FDIC as receiver of SCB Bank and the FDIC.

Under the terms of the Agreement, the Bank acquired $147.7 million in assets, including approximately $11.9 million of cash and cash equivalents, $18.9 million of marketable securities, $1.8 million in Federal Home Loan Bank stock, $113.0 million in loans and $2.1 million of premises and other assets. The Bank assumed approximately $135.7 million of liabilities, including approximately $125.9 million in customer deposits, $9.6 million of other borrowed money and $402,000 in other liabilities. These balances are book balances and do not reflect the fair value adjustments which are shown in the following table. The acquisition did not include any loss sharing agreement with the FDIC.

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

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was acquired loans. The Bank acquired the $113.0 million loan portfolio at a fair value discount of $19.2 million. The performing portion of the portfolio,$86.3 million, had an estimated fair value of $76.5 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20. Discounts or premiums on term loans are accounted for under an effective yield method. Prepayments on term loans would be accounted for in the effective yield calculation. Discounts or premiums on lines of credit are treated in a straight line method over the term of the lines of credit.

Certain loans for which specific credit-related deterioration has occurred since origination are recorded at fair value which is derived from calculating the present value of the amounts expected to be collected. Income recognition on these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Some of the acquired loans deemed impaired and considered collateral dependent, with the timing of a sale of loan collateral indeterminate, remain on non-accrual status and have little or no accretable yield.

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

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at December 31, 2012. The amounts are as follows:

December 31,
2012
Commercial and industrial loans	$8,542
Agricultural production financing and other farm loans	1,127
Real estate loans
Construction	58
Commercial and farmland	24,259
Residential	12,118
Home Equity	18,805
Individuals' loans for household and other personal expenditures	691
Total	$65,600

Accretable yield, or income expected to be collected, is as follows:

Twelve Months Ended December 31, 2012
Beginning balance, February 10, 2012	$9,774
Accretions	(4,632)
Ending Balance, December 31, 2012	$5,142

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2012, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

Effective October 3, 2008, the FDIC’s insurance limits temporarily increased to $250,000. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law, which, in part, permanently raised the standard maximum deposit insurance amount to $250,000.  At December 31, 2012, the Corporation’s interest-bearing cash accounts held at other institutions exceeded federally insured limits by approximately $33,228,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

On November 9, 2010, the FDIC implemented section 343 of the Dodd-Frank Act providing unlimited insurance coverage on noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The Corporation’s noninterest-bearing transaction deposits at other institutions of approximately $6,909,000 were fully insured at December 31, 2012. As of January 1, 2013, noninterest-bearing transaction deposit accounts are no longer insured separately from other accounts at the same FDIC-insured institution. Instead, noninterest-bearing transaction accounts will be added to any of the Corporations's other accounts, and the aggregate balance insured up to at least the Standard Maximum Deposit Insurance Amount of $250,000, at each institution.

Additionally, the Corporation had approximately $3,508,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2012, was $24,181,000.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
U.S. Government-sponsored agency securities	$4,475	$165		$4,640
State and municipal	148,187	10,025	$18	158,194
U.S. Government-sponsored mortgage-backed securities	337,631	10,994	46	348,579
Corporate obligations	6,105		5,881	224
Equity securities	1,706			1,706
Total available for sale	498,104	21,184	5,945	513,343
Held to maturity at December 31, 2012
State and municipal	117,227	5,489	1	122,715
U.S. Government-sponsored mortgage-backed securities	243,793	11,681	15	255,459
Total held to maturity	361,020	17,170	16	378,174
Total Investment Securities	$859,124	$38,354	$5,961	$891,517

Available for sale at December 31, 2011
U.S. Government-sponsored agency securities	$99	$18		$117
State and municipal	136,857	10,496		147,353
U.S. Government-sponsored mortgage-backed securities	358,928	10,086	$16	368,998
Corporate obligations	5,765		5,572	193
Equity securities	1,830			1,830
Total available for sale	503,479	20,600	5,588	518,491
Held to maturity at December 31, 2011
State and municipal	120,171	3,785		123,956
U.S. Government-sponsored mortgage-backed securities	307,738	10,775		318,513
Total held to maturity	427,909	14,560		442,469
Total Investment Securities	$931,388	$35,160	$5,588	$960,960

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The historical cost of these investments totaled $22,999,000 and $11,925,000 at December 31, 2012 and 2011, respectively.  Total fair value of these investments was $17,038,000  and $6,339,000, which is approximately 1.9  and  0.7 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2012 and 2011, respectively.

Except as discussed below, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2012.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $6.1 million and a fair value of $194,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not, the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2012. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $46,000 on four securities and $15,000 on one security in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

State and Political Subdivisions

The unrealized losses on the Corporation's investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2012. As noted in the table above, the state and political subdivision securities portfolio contains unrealized losses of $18,000 on eight securities and $1,000 on four securities in the available for sale and held to maturity portfolios respectively.

Corporate Obligations

The Corporation’s unrealized losses on trust preferred securities total $5.9 million on a book value of $6.1 million. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities. The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed. The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at December 31, 2012. The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.

Certain Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors.  The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in	Accumulated Credit Losses in
	2012	2011
Credit losses on debt securities held:
Balance, January 1	$11,355	$10,955
Additions related to other-than-temporary losses not previously recognized		400
Balance, December 31	$11,355	$11,355

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2012
State and municipal	$4,524	$19			$4,524	$19
U.S. Government-sponsored mortgage-backed securities	12,320	61			12,320	61
Corporate obligations			$194	$5,881	194	5,881
Total Temporarily Impaired Investment Securities	$16,844	$80	$194	$5,881	$17,038	$5,961

Temporarily Impaired Investment
Securities at December 31, 2011
U.S. Government-sponsored mortgage-backed securities	$6,176	$16			$6,176	$16
Corporate obligations			$163	$5,572	163	5,572
Total Temporarily Impaired Investment Securities	$6,176	$16	$163	$5,572	$6,339	$5,588

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2012
Due in one year or less	$4,366	$4,415	$2,590	$2,594
Due after one through five years	14,764	15,468	2,554	2,575
Due after five through ten years	54,148	57,442	57,811	60,163
Due after ten years	85,489	85,733	54,272	57,383
	$158,767	$163,058	$117,227	$122,715
U.S. Government-sponsored mortgage-backed securities	337,631	348,579	243,793	255,459
Equity securities	1,706	1,706
Total Investment Securities	$498,104	$513,343	$361,020	$378,174

Securities with a carrying value of approximately $335,775,000, $299,478,000 and $271,091,000  were pledged at December 31, 2012, 2011 and 2010, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Gross gains of $2,389,000, $2,439,000 and $3,636,000 in 2012, 2011 and 2010, respectively, and gross losses of $0, $0 and $230,000 in 2012, 2011 and 2010, respectively, were realized on sales of available for sale securities.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE

The Corporation's primary lending focus is small business and middle market commercial, residential real estate, auto and small consumer lending, which results in portfolio diversification. The following tables show the composition in the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale at December 31, 2012, and December 31, 2011, were $22,300,000 and $17,864,000, respectively.

Effective February 10, 2012, the Bank assumed $113.0 million in loans as part of the Purchase and Assumption Agreement discussed in NOTE 2. PURCHASE AND ASSUMPTION included in the Notes to Consolidated Condensed Financial Statements of this Form 10-K. This loan portfolio was acquired at a fair value discount of $19.2 million.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31, 2012	December 31, 2011
Loans:
Commercial and industrial loans	$622,579	$532,523
Agricultural production financing and other farm loans	112,527	104,526
Real estate loans:
Construction	98,639	81,780
Commercial and farmland	1,266,682	1,194,230
Residential	473,537	481,493
Home Equity	203,406	191,631
Individual's loans for household and other personal expenditures	75,748	84,172
Lease financing receivables, net of unearned income	2,590	3,555
Other loans	46,501	39,505
Loans	2,902,209	2,713,415
Allowance for loan losses	(69,366)	(70,898)
Net Loans	$2,832,843	$2,642,517

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. The allowance is increased by the provision for loan losses and decreased by charge offs less recoveries. All charge offs are approved by the Bank’s senior loan officers or loan committees, depending on the amount of the charge off. The Bank charges off a loan when a determination is made that all or a portion of the loan is uncollectible. The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.

The amount provided for loan losses in a given period may be greater than or less than net loan losses experienced during the period, and is based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision amount in a given period is based on management’s ongoing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and independent loan reviews.  The evaluation takes into consideration identified credit problems, the possibility of losses inherent in the loan portfolio that are not specifically identified and management’s judgment as to the impact of current economic conditions on the portfolio.

Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2012.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses. The environmental component adjusts the historical loss allocations for commercial and consumer loans to reflect relevant current conditions that, in management's opinion, have an impact on loss recognition. Environmental factors that management reviews in the analysis include: national and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.

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

The following table summarizes changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Twelve Months Ended December 31, 2012
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Provision for losses	14,749	(2,546)	126	6,176	29	18,534
Recoveries on loans	1,744	3,652	695	1,113	2	7,206
Loans charged off	(8,311)	(12,322)	(1,130)	(5,475)	(34)	(27,272)
Balances, December 31, 2012	$25,913	$26,703	$2,593	$14,157		$69,366

	Twelve Months Ended December 31, 2011
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$32,508	$36,341	$3,622	$10,408	$98	$82,977
Provision for losses	(13,787)	28,574	(221)	8,166	(102)	22,630
Recoveries on loans	8,828	2,811	942	1,176	7	13,764
Loans charged off	(9,818)	(29,807)	(1,441)	(7,407)		(48,473)
Balances, December 31, 2011	$17,731	$37,919	$2,902	$12,343	$3	$70,898

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Twelve Months Ended December 31, 2010
	Commercial	Real Estate Commercial	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$48,770	$30,189	$2,242	$10,751	$179	$92,131
Provision for losses	(180)	37,555	2,868	6,267	(27)	46,483
Recoveries on loans	6,750	1,420	938	2,827		11,935
Loans charged off	(22,832)	(32,823)	(2,426)	(9,437)	(54)	(67,572)
Balances, December 31, 2010	$32,508	$36,341	$3,622	$10,408	$98	$82,977

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment for the years indicated:

	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,628	$2,565		$50		$4,243
Collectively evaluated for impairment	24,285	24,138	$2,593	14,107		65,123
Loans Acquired with Deteriorated Credit Quality
Total Allowance for Loan Losses	$25,913	$26,703	$2,593	$14,157		$69,366
Loan Balances:
Individually evaluated for impairment	$14,190	$45,394		$8,515		$68,099
Collectively evaluated for impairment	765,707	1,309,912	$75,748	667,401	$2,590	2,821,358
Loans Acquired with Deteriorated Credit Quality	1,710	10,015		1,027		12,752
Loans	$781,607	$1,365,321	$75,748	$676,943	$2,590	$2,902,209

	December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$4,701	$2,504		$733		$7,938
Collectively evaluated for impairment	13,030	35,415	$2,902	11,610	$3	62,960
Total Allowance for Loan Losses	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Loan Balances:
Individually evaluated for impairment	$18,793	$51,980		$12,546		$83,319
Collectively evaluated for impairment	657,761	1,224,030	$84,172	660,578	$3,555	2,630,096
Loans	$676,554	$1,276,010	$84,172	$673,124	$3,555	$2,713,415

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31, 2012	December 31, 2011
Commercial and Industrial	$12,195	$12,246
Real Estate Loans:
Construction	4,814	8,990
Commercial and farmland	22,612	31,093
Residential	11,476	14,805
Home Equity	1,997	1,896
Individuals loans for household and other personal expenditures		1
Lease financing receivables, net of unearned income	301
Other Loans	4	561
Total	$53,399	$69,592

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

Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of,  asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

The following tables show the composition of only the Corporation’s commercial impaired loans by loan class for the years indicated:

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$28,532	$11,730		$15,089	$124
Real Estate Loans:
Construction	9,787	5,164		6,471	66
Commercial and farmland	58,173	43,204		46,788	1,211
Residential	8,820	6,215		7,129	83
Home equity	4,199	1,006		1,022	13
Other loans	83	14		18	1
Total	$109,594	$67,333		$76,517	$1,498
Impaired loans with related allowance:
Commercial and industrial	$4,415	$4,155	$1,628	$4,225	$33
Real Estate Loans:
Construction	1,202	1,058	105	1,175
Commercial and farmland	5,579	5,182	2,460	5,239	95
Residential	1,722	1,451	50	1,458	75
Total	$12,918	$11,846	$4,243	$12,097	$203
Total Impaired Loans	$122,512	$79,179	$4,243	$88,614	$1,701

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$23,364	$10,116		$13,399	$615
Real Estate Loans:
Construction	14,301	7,701		8,836
Commercial and farmland	49,242	34,571		39,032	591
Residential	7,491	6,185		6,539	20
Home equity	4,425	1,241		1,500	15
Other loans	99	21		24
Total	$98,922	$59,835		$69,330	$1,241
Impaired loans with related allowance:
Commercial and industrial	$8,691	$8,104	$4,142	$8,196	$174
Real Estate Loans:
Construction	961	961	321	961
Commercial and farmland	12,115	8,748	2,183	10,028	140
Residential	1,888	1,575	391	1,687	7
Other loans	579	552	559	590
Total	$24,234	$19,940	$7,596	$21,462	$321
Total Impaired Loans	$123,156	$79,775	$7,596	$90,792	$1,562

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

As part of the ongoing monitoring of the credit quality of the Corporation's loan portfolio, management tracks certain credit quality indicators including trends related to: (i) the level of criticized commercial loans, (ii) net charge offs, (iii) non-performing loans and (iv) the general national and local economic conditions.

The Corporation utilizes a risk grading of pass, special mention, substandard, doubtful and loss to assess the overall credit quality of large commercial loans. All large commercial credit grades are reviewed at a minimum of once a year for pass grade loans. Loans with grades below pass are reviewed more frequently depending on the grade. A description of the general characteristics of these grades is as follows:

•	Pass - Loans that are considered to be of acceptable credit quality.

•
Special Mention - Loans which possess some credit deficiency or potential weakness, which deserves close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Corporation's credit position at some future date. Special mention assets are not adversely classified and do not expose the Corporation to sufficient risk to warrant adverse classification. The key distinctions of this category's classification are that it is indicative of an unwarranted level of risk; and weaknesses are considered “potential”, not “defined”, impairments to the primary source of repayment. Examples include businesses that may be suffering from inadequate management, loss of key personnel or significant customer or litigation.

•
Substandard - A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Other characteristics may include:

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

•
Doubtful - Loans that have all of the weaknesses of those classified as Substandard. However, based on currently existing facts, conditions and values, these weaknesses make full collection of principal highly questionable and improbable. Other credit characteristics may include the primary source of repayment is gone or there is considerable doubt as to the quality of the secondary sources of repayment. The possibility of loss is high, but because of certain important pending factors that may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

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

	December 31, 2012
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and Industrial	$559,852	$23,678	$34,460	$4,589				$622,579
Agriculture production financing and other farm loans	112,209	224	94					112,527
Real Estate Loans:
Construction	85,728	1,384	11,356				171	98,639
Commercial and farmland	1,148,561	38,199	79,078	553			291	1,266,682
Residential	145,402	5,437	13,880	922		301,614	6,282	473,537
Home Equity	9,092	893	1,657			189,721	2,043	203,406
Individuals loans for household and other personal expenditures						75,748		75,748
Lease financing receivables, net of unearned income						2,289	301	2,590
Other Loans	46,473		28					46,501
Loans	$2,107,317	$69,815	$140,553	$6,064		$569,372	$9,088	$2,902,209

	December 31, 2011
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and Industrial	$478,885	$22,405	$28,025	$3,208				$532,523
Agriculture production financing and other farm loans	101,289	1,582	1,655					104,526
Real Estate Loans:
Construction	47,611	3,672	22,376			$7,762	$359	81,780
Commercial and farmland	1,033,397	54,697	103,330	1,724		1,035	47	1,194,230
Residential	139,237	9,175	16,699	500		308,306	7,576	481,493
Home Equity	15,912	499	3,317			170,776	1,127	191,631
Individuals loans for household and other personal expenditures						84,121	51	84,172
Lease financing receivables, net of unearned income						3,555		3,555
Other Loans	38,917	15	21	552				39,505
Loans	$1,855,248	$92,045	$175,423	$5,984		$575,555	$9,160	$2,713,415

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial	$607,442	$2,628	$144	$170	$12,195	$15,137	$622,579
Agriculture production financing and other farm loans	112,527						112,527
Real Estate Loans:
Construction	93,426	399			4,814	5,213	98,639
Commercial and farmland	1,238,907	3,276	1,822	65	22,612	27,775	1,266,682
Residential	453,743	5,734	1,338	1,246	11,476	19,794	473,537
Home equity	199,063	1,467	323	556	1,997	4,343	203,406
Individuals loans for household and other personal expenditures	74,919	799	30			829	75,748
Lease financing receivables, net of unearned income	2,289				301	301	2,590
Other loans	46,497				4	4	46,501
Loans	$2,828,813	$14,303	$3,657	$2,037	$53,399	$73,396	$2,902,209

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial	$518,764	$1,332	$135	$46	$12,246	$13,759	$532,523
Agriculture production financing and other farm loans	104,464	62				62	104,526
Real Estate Loans:
Construction	69,305	328	3,126	31	8,990	12,475	81,780
Commercial and farmland	1,140,897	16,457	5,783		31,093	53,333	1,194,230
Residential	458,925	5,485	2,087	191	14,805	22,568	481,493
Home equity	187,788	1,096	590	261	1,896	3,843	191,631
Individuals loans for household and other personal expenditures	82,837	1,075	208	51	1	1,335	84,172
Lease financing receivables, net of unearned income	3,555						3,555
Other loans	38,944				561	561	39,505
Loans	$2,605,479	$25,835	$11,929	$580	$69,592	$107,936	$2,713,415

See the information regarding the analysis of loan loss experience in the “LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Due to challenging economic conditions, borrowers of all types have experienced declines in income and cash flow. As a result, borrowers are occasionally seeking to reduce contractual cash outlays including debt payments. Concurrently, in an effort to preserve and protect its earning assets, specifically troubled loans, the Corporation is working to maintain its relationship with certain customers who are experiencing financial difficulty by contractually modifying the borrower's debt agreement with the Corporation. In certain loan restructuring situations, the Corporation may grant a concession to a debtor experiencing financial difficulty, resulting in a trouble debt restructuring. A concession is deemed to be granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest accrued at the original contract rate. If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of the collateral is considered in determining whether the principal will be paid.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize troubled debt restructurings that occurred during the periods ended December 31, 2012 and December 31, 2011:

	December 31, 2012
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and Industrial	$1,562	$1,547	9
Real Estate Loans:
Construction	794	653	2
Commercial and farmland	10,366	10,154	14
Residential	2,302	2,172	20
Individuals loans for household and other personal expenditures	170	197	5
Total	$15,194	$14,723	50

	December 31, 2011
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and Industrial	$4,023	$4,033	17
Real Estate Loans:
Construction	791	726	5
Commercial and farmland	17,297	15,260	19
Residential	6,892	7,076	52
Individuals loans for household and other personal expenditures	90	94	9
Other Loans	12	12	1
Total	$29,105	$27,201	103

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the years indicated:

	December 31, 2012
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and Industrial	$259		$1,029	$1,288
Real Estate Loans:
Construction			625	625
Commercial and farmland	6,668	$903	381	7,952
Residential	525	380	995	1,900
Individuals loans for household and other personal expenditures		7	183	190
Total	$7,452	$1,290	$3,213	$11,955

	December 31, 2011
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and Industrial	$3,816		$118	$3,934
Real Estate Loans:
Construction	581	$125	17	723
Commercial and farmland	10,338	954	2,810	14,102
Residential	5,610	99	1,022	6,731
Home Equity	55		34	89
Other Loans	12			12
Total	$20,412	$1,178	$4,001	$25,591

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Loans secured by commercial and farm real estate made up 69 percent of the post-modification balances of the troubled debt restructured loans during the twelve months ending December 31, 2012.  The second largest class of troubled debt restructurings during 2012 was residential real estate loans, accounting for 15 percent of the total post modification balances.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2012 and December 31, 2011, that subsequently defaulted during those periods:

	Twelve Months Ended December 31, 2012
	Number of Loans	Recorded Balance
Commercial and Industrial	1	$23
Real Estate Loans:
Commercial and farmland	2	212
Residential	4	385
Total	7	$620

	Twelve Months Ended December 31, 2011
	Number of Loans	Recorded Balance
Commercial and Industrial	3	$471
Real Estate Loans:
Commercial and farmland	3	1,951
Residential	7	557
Individuals loans for household and other personal expenditures	1	5
Total	14	$2,984

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge off process, or may be addressed through a specific reserve. Consumer troubled debt restructurings are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt restructurings are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for impairment under ASC 310. Any resulting specific reserves are included in the allowance for loan losses. Commercial 30 - 89 day delinquent troubled debt restructurings are included in the calculation of the delinquency trend environmental allowance allocation. All commercial non-impaired loans, including non-accrual and 90+ day delinquents, are included in the ASC 450 loss migration analysis.

NOTE 6

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2012 and 2011:

	2012	2011
Cost at December 31:
Land	$14,692	$14,296
Buildings and Leasehold Improvements	62,606	62,317
Equipment	42,564	39,789
Total Cost	119,862	116,402
Accumulated Depreciation and Amortization	(67,113)	(65,389)
Net	$52,749	$51,013

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2012, 2011 and 2010 was $2,812,000, $2,636,000 and $2,801,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2012, expiring at various dates through the year 2027 are as follows for the years ending December 31:

Future Minimum Rental Commitments
2013	$2,284
2014	2,025
2015	1,852
2016	1,441
2017	865
After 2017	1,428
Total Future Minimum Obligations	$9,895

NOTE 7

GOODWILL

The carrying amount of goodwill at December 31, 2012 and 2011 was $141,375,000 and $141,357,000, respectively. No impairment loss was recorded in 2012 or 2011. The Corporation tested goodwill for impairment during 2011 and 2012. In both valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

In July 2012, FMIG acquired a book of business that resulted in goodwill acquired of $18,000. This transaction was deemed to be an immaterial transaction.

NOTE 8

CORE DEPOSIT AND OTHER INTANGIBLES

Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, as discussed in NOTE 2 Purchase and Assumption, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on form 10-K This purchase resulted in a core deposit intangible of approximately $484,000. In July 2012, FMIG purchased a book of business which resulted in an other intangible of approximately $483,000.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2012	2011
Gross carrying amount	$45,422	$45,422
Core deposit intangible and other intangibles acquired	967
Accumulated amortization	(38,235)	(36,308)
Core Deposit and Other Intangibles	$8,154	$9,114

Amortization expense for the years ended December 31, 2012, 2011 and 2010, was $1,927,000, $3,548,000 and $4,721,000, respectively. Estimated amortization expense for each of the following five years is:

Amortization Expense
2013	$1,536
2014	1,531
2015	1,530
2016	1,490
2017	1,429
After 2017	638
Total Future Minimum Obligations	$8,154

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2012	December 31, 2011
Demand Deposits	$1,646,756	$1,438,513
Savings Deposits	831,952	757,166
Certificates and Other Time Deposits of $100,000 or more	236,470	264,787
Other Certificates and Time Deposits	502,927	551,247
Brokered Deposits	128,278	122,942
Total Deposits	$3,346,383	$3,134,655

At December 31, 2012, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2013	$539,426
2014	163,982
2015	54,995
2016	61,048
2017	28,138
After 2017	20,086
$867,675

NOTE 10

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Federal Funds Purchased	$18,862
Securities Sold Under Repurchase Agreements	141,828	$156,305
Federal Home Loan Bank Advances	94,238	138,095
Subordinated Debentures and Term Loans	112,161	194,974
Total Borrowings	$367,089	$489,374

Securities sold under repurchase agreements consist of obligations of the Bank to other parties. The obligations are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2012 and 2011 totaled $160,127,000 and $162,315,000, respectively, and the average of such agreements totaled $144,555,000 and $120,415,000 during 2012 and 2011, respectively.

Included in the outstanding balance of Federal Home Loan Bank Advances are $0 and $48,000,000 of putable advances as of December 31, 2012 and 2011 respectively. Maturities of securities sold under repurchase agreements; Federal Home Loan Bank Advances, subordinated debentures and term loans as of December 31, 2012, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2013	$131,828	$1,619	$459
2014	10,000	26,506
2015		30,986	55,000
2016		28,933
2017		2,731
After 2017		3,463	56,702
	$141,828	$94,238	$112,161

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multifamily loans in an amount equal to at least 155 percent of these advances depending on the type of collateral pledged. Advances, with interest rates from 0.86 to 6.81 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2012, was $217,275,000.

Subordinated Debentures and Term Loans. As of December 31, 2012, subordinated debentures and term loans totaled $112,161,000.

•
First Merchants Capital Trust II. The subordinated debenture, entered into on July 2, 2007, for $56,702,000 will mature on September 15, 2037. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

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

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement. As of December 31, 2012, the Corporation was in compliance with these financial covenants.

The Loan Agreement provides that upon an event of default as the result of the Corporation’s failure to comply with a financial covenant, Bank of America may (a) declare the $5 million outstanding principal amount of the Term Loan immediately due and payable, (b) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral if payment of the Term Loan is not made in full, and (c) add a default rate of 3 percent per annum to the Term Loan.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Loan Agreement does not provide Bank of America with any right of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Corporation’s breach of a financial covenant.  Bank of America chose to apply the default rate through March 31, 2012 but not to accelerate the Term Loan based on the Corporation’s failure to meet these financial covenants. As of March 31, 2012, the Corporation was no longer in default due to breach of a financial covenant; therefore, the default rate of 3 percent per annum was no longer applied to the Term Loan.

•
CNBC Statutory Trust I. As part of the March 1, 2003, acquisition of CNBC Bancorp, the Corporation assumed $4,124,000 of a junior subordinated debenture entered into on February 22, 2001. On August 22, 2012, the Corporation exercised its option to redeem the $4,124,000 subordinated debt. The redemption price premium was 104.59. The debenture carried a fixed interest rate of 10.2.

•
Temporary Liquidity Guarantee Program. On March 31, 2009, the Bank, entered into $79,000,000 of 2.625 percent Senior Notes (the “Notes”) due on March 30, 2012 through a pooled offering. On March 30, 2012, the Bank completed repayment of these Notes, which were guaranteed by the FDIC under its Temporary Liquidity Guarantee Program ("TLGP").

Subordinated Debentures and Term Loans. As of December 31, 2011, subordinated debentures and term loans totaled $194,974,000.

•
First Merchants Capital Trust III. The Corporation entered into a junior subordinated debenture on June 30, 2010 for $47,835,000, subsequent to an Exchange Agreement with the United States Department of the Treasury (the "Treasury") whereby the Treasury exchanged 46,400 shares of the Corporation's Preferred Stock for 46,400 shares of trust preferred securities, issued by First Merchants Capital Trust III. The Trust used 46,400 shares of tendered preferred stock and $1.4 million in proceeds from the sale of Common Securities to the Corporation to purchase the debentures. On September 22, 2011, the Corporation redeemed the Capital Securities and Debentures pursuant to a Repurchase Letter agreement with the Treasury. For more information related to this debt repayment, see Note 14. Stockholders' Equity in the Notes to Consolidated Condensed Financial Statements of the 2011 Annual Report on Form 10-K.

•
First Merchants Capital Trust II. The subordinated debenture, entered into on July 2, 2007, for $56,702,000 will mature on September 15, 2037. The Corporation may redeem the debenture no earlier than September 15, 2012, subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest is fixed at 6.495 percent for the period from the date of issuance through September 15, 2012, and thereafter, at an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II

•
CNBC Statutory Trust I. As part of the March 1, 2003 acquisition of CNBC Bancorp, the Corporation assumed $4,124,000 of a junior subordinated debenture entered into on February 22, 2001. The subordinated debenture of $4,124,000 will mature on February 22, 2031. Interest is fixed at 10.2 percent and payable on February 22 and August 22 of each year. The Corporation may redeem the debenture, in whole or in part, at its option commencing February 22, 2011, at a redemption price of 105.1 percent of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value with prior approval of the Board of Governors of the Federal Reserve System. The Corporation holds all of the outstanding common securities of CNBC Statutory Trust I.

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

NOTE 11

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2012 and December 31, 2011.

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$197	Other Assets	$424	Other Liabilities	$3,332	Other Liabilities	$2,305
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$6,103	Other Assets	$5,241	Other Liabilities	$6,434	Other Liabilities	$5,492

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.  As of December 31, 2012 and 2011, the Corporation had two interest rate swaps with a notional amount of $26 million and one interest rate cap with a notional amount of $13 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the forecasted variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012 and 2011, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $765,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2012, the notional amount of customer-facing swaps was approximately $160,776,000.  This amount is offset with third party counterparties, as described above.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2012	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2011
Interest Rate Contracts	Other income	$(79)	$(94)

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion) For the Year Ended
	2012	2011		2012	2011
Interest Rate Products	$(1,466)	$(3,274)	Interest Expense	$(217)

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As of December 31, 2012, the termination value of derivatives in a net liability position related to these agreements was $9,970,000. As of December 31, 2012, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9,477,000. If the Corporation had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at their termination value.

NOTE 12

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

RECURRING MEASUREMENTS

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Corporate Obligations

The pooled trust preferred securities in the portfolio fall within the scope of ASC 325-10 (formerly EITF 99-20) and include $6.1 million amortized cost, with a fair value of $194,000. These securities were rated A or better at inception, but at December 31, 2012, Moody’s ratings on these securities range from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the process details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. In 2012, securities for which OTTI has been previously taken, had an increase in unrealized losses of $104,000, net of tax, of which all was recorded in other comprehensive income.

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in Note 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The fair value of the interest rate swap and cap instruments were transferred from Level 3 to Level 2 as of March 31, 2012 due to the availability of additional valuation information. These instruments are valued using widely accepted valuation techniques including discounted cash flow analysis using observable inputs such as contractual terms and LIBOR-based rate curves.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored agency securities	$4,640		$4,640
State and municipal	158,194		140,094	$18,100
U.S. Government-sponsored mortgage-backed securities	348,579		348,579
Corporate obligations	224			224
Equity securities	1,706		1,702	4
Interest rate swap asset	6,103		6,103
Interest rate cap	197		197
Interest rate swap liability	9,766		9,766

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored agency securities	$117		$117
State and municipal	147,353		126,712	$20,641
U.S. Government-sponsored mortgage-backed securities	368,998		368,998
Corporate obligations	193			193
Equity securities	1,830		1,826	4
Interest rate swap asset	5,241			5,241
Interest rate cap	424			424
Interest rate swap liability	7,797			7,797

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for year ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Beginning Balance	$20,838	$5,241	$424	$7,797
Total realized and unrealized gains and losses
Included in net income		(860)		(863)
Included in other comprehensive income	(1,141)	481	(15)
Purchases, issuances, and settlements
Transfers in/(out) of Level 3		(4,862)	(409)	(6,934)
Principal payments	(1,369)
Ending balance	$18,328

	Year Ended December 31, 2011
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Beginning Balance	$186	$4,002	$1,109	$3,876
Total realized and unrealized gains and losses
Included in net income	(400)	3,827		3,921
Included in other comprehensive income	2,029	(2,588)	(685)
Purchases, issuances, and settlements
Transfers in/(out) of Level 3	18,711
Principal payments	312
Ending balance	$20,838	$5,241	$424	$7,797

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2012 or December 31, 2011.

TRANSFERS BETWEEN LEVELS

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Reason for Transfer
Transfers to/(from) Level:
The interest rate swap and cap instruments were transferred from Level 3 to Level 2 as of March 31, 2012 due to the availability of additional valuation information. These instruments are valued using widely accepted valuation techniques including discounted cash flow analysis using observable inputs such as contractual terms and LIBOR-based rate curves.

Interest rate swap asset		$4,862	$(4,862)
Interest rate cap		409	(409)
Interest rate swap liability		6,934	(6,934)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2012 and 2011.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$17,703			$17,703
Other real estate owned	$7,684			$7,684

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$22,885			$22,885
Other real estate owned	$7,882			$7,882

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2012, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Other Real Estate Owned

The fair value for impaired loans and other real estate owned is measured based on the value of the collateral securing those loans or real estate and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of,  asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2012

	Fair Value	Valuation Technique	Unobservable Inputs	Range
State and municipal securities	$18,100	Discounted cash flow	Maturity Call Date Blend of US Muni BQ curve Discount rate	1 month to 11 years A- to BBB- 1% - 4%

Corporate obligations/Equity securities	$228	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$17,703	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50%

Other real estate owned	$7,684	Appraisals	Discount to reflect current market conditions	0% - 20%

The following is a discussion of the sensitivity of significant unobservable inputs on recurring fair value measurments, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

State and Municipal Securities

The significant unobservable inputs used in the fair value measurement of the Corporation's state and municipal securities are premiums for unrated securities and marketability discounts. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, changes in either of those inputs will not affect the other input.

Corporate Obligations/Equity Securities

The significant unobservable inputs used in the fair value measurement of the Corporation's corporate obligations and equity securities are premiums for unrated securities and marketability discounts. Significant increases or decreased in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally changes in either of those inputs will not affect the other input.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012, and December 31, 2011.

	2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$101,460	$101,460
Interest-bearing time deposits	38,443	38,443
Investment securities available for sale	513,343		$495,015	$18,328
Investment securities held to maturity	361,020		366,590	11,584
Mortgage loans held for sale	22,300		22,300
Loans	2,832,843			2,852,614
FRB and FHLB stock	32,785		32,785
Interest rate swap asset	6,300		6,300
Interest receivable	16,367		16,367
Liabilities at December 31:
Deposits	$3,346,383	$2,478,706	$865,793
Borrowings:
Federal funds purchased	18,862		18,862
Securities sold under repurchase agreements	141,828		142,318
FHLB Advances	94,238		97,357
Subordinated debentures and term loans	112,161		62,133
Interest rate swap liability	9,766		9,766
Interest payable	1,841		1,841

	2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$73,312	$73,312
Interest-bearing time deposits	52,851	52,851
Investment securities available for sale	518,491		$497,653	$20,838
Investment securities held to maturity	427,909		428,737	13,732
Mortgage loans held for sale	17,864		17,864
Loans	2,642,517			2,658,227
FRB and FHLB stock	31,270		31,270
Interest rate swap asset	5,665			5,665
Interest receivable	17,723		17,723
Liabilities at December 31:
Deposits	$3,134,655	$2,195,679	$944,078
Borrowings:
Securities sold under repurchase agreements	156,305		157,342
FHLB Advances	138,095		141,693
Subordinated debentures and term loans	194,974		142,632
Interest rate swap liability	7,797			7,797
Interest payable	2,925		2,925

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

Mortgage loans held for sale:  The carrying amount approximates fair value due to the short duration between origination and date of sale.

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2012	2011
Amounts of commitments:
Loan commitments to extend credit	$873,455	$619,901
Standby letters of credit	$21,734	$28,665

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 14

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year.  National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years.  The amount at December 31, 2012, available for 2013 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $70,704,000.

Total stockholders' equity for all subsidiaries at December 31, 2012, was $632,269,000 of which $561,565,000 was restricted from dividend distribution to the Corporation.

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

Preferred Stock

On June 30, 2010 the Corporation entered into an Exchange Agreement with the Treasury whereby the Treasury exchanged 46,400 shares of the Series A Preferred Stock for 46,400 shares of trust preferred securities, having a liquidation amount of $1,000 per share (the “Capital Securities”) issued by the Corporation’s wholly-owned subsidiary trust, First Merchants Capital Trust III, a Delaware Statutory Trust (the “Trust”).  The Trust simultaneously issued 1,435 shares of the Trust’s common securities (the “Common Securities”) to the Corporation for the purchase price of $1.4 million which constituted all of the issued and outstanding common securities of the Trust. The Trust used the tendered Series A Preferred Stock and the proceeds from the sale of the Common Securities to purchase $47.8 million in aggregate principal amount of Fixed Rate Perpetual Junior Subordinated Debentures, Series A issued by the Corporation (the “Debentures”).  The Capital Securities and the Debentures bore interest, payable quarterly, at a rate of five percent until February 20, 2014 when the rate increases to nine percent.  The Capital Securities and Debentures were redeemable by the Corporation upon proper notice and regulatory approval (a) at any time, so long as the Capital Securities were held by the Treasury and (b) at any time after June 30, 2015, if the Capital Securities were held by a person or entity other than the Treasury.  The Series A Preferred Stock, purchased from the Treasury were cancelled.  Following the exchange, the Treasury continued to hold 69,600 shares of Series A Preferred Stock along with the Warrant to initially purchase up to 991,453 shares of the Corporation’s common stock.  This particular exchange resulted in a gain on retirement of Preferred Stock and favorably impacting retained earnings by $10.1 million (net of deferred taxes), which was also considered as part of earnings available to common stockholders in the earnings per common share (“EPS”) computations.

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

NOTE 15

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

At December 31, 2012, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, a bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively.  It should be noted that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

Actual and required capital amounts and ratios are listed below.

	2012				2011
			Required For				Required For
	Actual		Adequate Capital		Actual		Adequate Capital
December 31,	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
First Merchants Corporation	$526,792	16.34%	$257,927	8.00%	$487,393	16.54%	$235,781	8.00%
First Merchants Bank	515,337	16.01	257,446	8.00	477,805	16.26	235,089	8.00
Tier I Capital (to Risk-weighted Assets)
First Merchants Corporation	$456,132	14.15%	$128,964	4.00%	$410,132	13.92%	$117,890	4.00%
First Merchants Bank	474,782	14.75	128,723	4.00	440,909	15.00	117,545	4.00
Tier I Capital (to Average Assets)
First Merchants Corporation	$456,132	11.03%	$165,460	4.00%	$410,132	10.17%	$161,350	4.00%
First Merchants Bank	474,782	11.50	165,124	4.00	440,909	10.96	160,848	4.00

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, and the unpaid balances totaled $167,879,000, $136,867,000 and $163,139,000 at December 31, 2012, 2011 and 2010, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 17

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from three months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on which plan under which the shares were granted. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of December 31, 2012, all outstanding DSUs have been converted to RSA’s due to director retirements.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the year ended December 31, 2012, 2011, and 2010 were $1,492,000, $1,315,000, and $1,750,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The estimated fair value of the stock options granted during 2012, 2011, and 2010 was calculated using a Black-Scholes option pricing model.  The following summarizes the assumptions used in the Black-Scholes model:

	2012		2011		2010
Risk-free interest rate	1.36%		2.74%		2.38%
Expected price volatility	46.22%		45.43%		43.54%
Dividend yield	3.29%		3.65%		4.02%
Forfeiture rate	4.77%		5.00%		5.00%
Weighted-average expected life, until exercise	7.20	years	6.91	years	6.68	years

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

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the year ended December 31, 2012, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010
Stock and ESPP Options
Pre-tax compensation expense	$284	$237	$632
Income tax benefit	(23)	(21)	(71)
Stock and ESPP option expense, net of income taxes	$261	$216	$561
Restricted Stock Awards
Pre-tax compensation expense	$1,208	$1,078	$1,118
Income tax benefit	(428)	(371)	(391)
Restricted stock awards expense, net of income taxes	$780	$707	$727
Total Share-Based Compensation:
Pre-tax compensation expense	$1,492	$1,315	$1,750
Income tax benefit	(451)	(392)	(462)
Total share-based compensation expense, net of income taxes	$1,041	$923	$1,288

As of December 31, 2012, unrecognized compensation expense related to stock options and RSAs totaling $78,000 and $1,799,000, respectively, is expected to be recognized over weighted-average periods of 0.73 and 1.32 years, respectively.

Stock option activity under the Corporation's stock option plans, as of December 31, 2012, and changes during the year ended December 31, 2012, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,035,871	$22.57
Granted	46,801	$11.69
Exercised	(10,500)	$7.39
Cancelled	(165,536)	$25.87
Outstanding December 31, 2012	906,636	$21.58	4.08	1,046,301
Vested and Expected to Vest at December 31, 2012	906,636	$21.58	4.08	1,046,301
Exercisable at December 31, 2012	838,586	$22.61	3.63	721,758

The weighted-average grant date fair value was $3.97, $3.09 and $2.01 for stock options granted during the years ended December 31, 2012, 2011 and 2010, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2012 was $60,000. There were no stock options exercised during the years ended 2011 and 2010. Cash receipts of stock options exercised during 2012 were $78,000.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2012	338,087	$8.65
Granted	160,089	$11.86
Forfeited	(86,326)	$11.41
Vested	(10,475)	$9.36
Unvested RSAs at December 31, 2012	401,375	$9.29

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2012, quarterly offering period of approximately $33,000. The ESPP options vested during the three months ending December 31, 2012, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2012.

NOTE 18

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans cover approximately 29 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage.

The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheet at December 31, using measurement dates of December 31, 2012 and December 31, 2011.

	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$68,769	$61,422
Service Cost	161	252
Interest Cost	2,990	3,208
Actuarial Loss (Gain)	3,168	7,346
Benefits paid	(5,922)	(3,459)
Benefit obligation at end of year	69,166	68,769
Change in plan assets
Fair value of plan assets at beginning of year	62,078	63,275
Actual return on plan assets	6,141	1,726
Employer contributions	568	536
Benefits Paid	(5,922)	(3,459)
End of Year	62,865	62,078
Funded Status at End of Year	$(6,301)	$(6,691)
Assets and Liabilities Recognized in the Balance Sheets:
Deferred Tax Asset	$9,200	$10,928
Liabilities	$6,301	$6,691
Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic Benefit Cost Consist of:
Accumulated Loss	$(17,085)	$(16,310)
Prior Service Credit	(41)	(56)
	$(17,126)	$(16,366)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The accumulated benefit obligation for all defined benefit plans was $69,139,000 and $68,729,000 at December 31, 2012 and 2011, respectively.

Information for for pension plans with an accumulated benefit obligation in excess of plan assets is included in the table below.

	December 31, 2012	December 31, 2011
Projected Benefit Obligation	$69,166	$68,769
Accumulated Benefit Obligation	$69,139	$68,729
Fair Value of Plan Assets	$62,865	$62,078

The following table shows the components of net periodic pension costs:

	December 31, 2012	December 31, 2011
Service Cost	$161	$252
Interest Cost	2,990	3,208
Expected Return on Plan Assets	(4,216)	(4,313)
Amortization of Prior Service Costs	25	25
Amortization of Net Loss	2,207	1,129
Net Periodic Pension Cost	$1,167	$301

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31, 2012	December 31, 2011
Net Periodic Pension Cost	$1,167	$301
Net gain (loss)	1,242	9,933
Actuarial gain (loss)	(2,207)	(1,129)
Amortization of prior service (cost) credit	(25)	(25)
Total Recognized in Other Comprehensive Income	(990)	8,779
Total Recognized in NPPC and OCI	$177	$9,080

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

	December 31, 2012	December 31, 2011
Amortization of Net Loss	$(2,158)	$(2,319)
Amortization of Prior Service Cost	(25)	(25)
Total	$(2,183)	$(2,344)

Significant assumptions include:

	December 31, 2012	December 31, 2011
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.00%	4.50%
Rate of Compensation Increase for accruing active participants	3.00%	4.00%
Weighted-average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.50%	5.40%
Expected Return on Plan Assets	7.00%	7.00%
Rate of Compensation Increase for accruing active participants	4.00%	4.00%

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2012 and December 31, 2011, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

At December 31, 2012, the maturities of the plans’ debt securities ranged from 31 days to 9.08 years, with a weighted average maturity of 4.97 years. At December 31, 2011, the maturities of the plans’ debt securities ranged from 45 days to 10.83 years, with a weighted average maturity of 5.38 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2012. The minimum contribution required in 2013 will likely be zero but the Corporation may decide to make a discretionary contribution during the year.

2013	$3,984
2014	4,110
2015	4,236
2016	4,219
2017	4,201
After 2017	21,414
$42,164

Plan assets are re-balanced quarterly. At December 31, 2012 and 2011, plan assets by category are as follows:

	December 31, 2012		December 31, 2011
	Actual	Target	Actual	Target
Cash and cash equivalents	1.3%	3.0%	3.2%	3.0%
Equity securities	53.7	51.0	49.7	51.0
Debt securities	43.0	44.0	45.5	44.0
Alternative investments	2.0	2.0	1.6	2.0
	100.0%	100.0%	100.0%	100.0%

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

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. The amount of a participant’s retirement contribution varies from 2 to 7 percent of salary based upon years of service. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $2,914,000 for 2012, $2,824,000 for 2011 and $2,728,000 for 2010.

The Corporation maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage. The accrued benefits payable under the plans totaled $4,035,000 and $4,116,000 at December 31, 2012 and 2011, respectively. Post retirement plan expense totaled $477,000, $528,000 and $574,000 for the years ending December 31, 2012, 2011 and 2010, respectively.

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

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $45,296,000 and include cash and cash equivalents, common and preferred stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $17,569,000 and include governmental agencies, taxable municipals, common collective trust investments (which are classified below as Party-in-Interest investments -- common bond fund and common equity fund) and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2012.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$795	$795
Corporate Bonds and Notes	6,157	6,157
Government Agency and Municipal Bonds and Notes	8,642		$8,642
Certificates of Deposit	357		357
Preferred Stock	52	52
Party-in-Interest Investments
Common Stock	898	898
Common Bond Fund	4,075		4,075
Common Equity Fund	4,495		4,495
Mutual Funds
Taxable Bond	7,409	7,409
Large Cap Equity	16,166	16,166
Mid Cap Equity	6,772	6,772
Small Cap Equity	2,640	2,640
International Equity	3,178	3,178
Specialty Alternative Equity	1,229	1,229

NOTE 19

INCOME TAX

The reconciliation between the statutory and actual income tax expense (benefit) is summarized in the following table for the years indicated:

	2012	2011	2010
Income Tax Expense (Benefit) for the Year Ended December 31:
Currently Payable:
Federal	$(23)	$399	$(1,780)
State
Deferred:
Federal	15,890	8,256	(1,810)
State
Total Income Tax Expense (Benefit)	$15,867	$8,655	$(3,590)
Reconciliation of Federal Statutory to Actual Tax Expense (Benefit):
Federal Statutory Income Tax at 35%	$21,347	$11,867	$1,162
Tax-exempt Interest Income	(3,716)	(3,714)	(3,733)
Non-deductible Interest Expense		649	421
Stock Compensation	76	69	150
Earnings on Life Insurance	(1,187)	(899)	(725)
Tax Credits	(73)	(99)	(116)
Other	(580)	782	(749)
Actual Tax Expense (Benefit)	$15,867	$8,655	$(3,590)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Tax expense applicable to security gains and losses, including unrealized losses relating to other-than-temporary impairment charges, for the years ended December 31, 2012, 2011 and 2010, was $836,000, $714,000 and $652,000, respectively.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With a few exceptions, the Corporation is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009.

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2012	2011
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$28,788	$29,690
Differences in Accounting for Loan Fees	941	805
Differences in Accounting for Loans and Securities	477
Deferred Compensation	7,181	7,612
Difference in Accounting for Pensions and Other Employee Benefits	1,953	3,750
Federal & State Income Tax Loss Carryforward and Credits	9,356	12,416
Other	9,356	8,796
Total Assets	58,052	63,069
Liabilities:
Differences in Depreciation Methods	6,050	5,859
Differences in Accounting for Loans and Securities		42
State Income Tax	354	354
Net Unrealized Gain on Securities Available for Sale	7,879	8,118
Gain on FDIC Modified Whole Bank Transaction	2,737
Other	1,051	1,137
Total Liabilities	18,071	15,510
Net Deferred Tax Asset Before Valuation Allowance	39,981	47,559
Valuation allowance:
Beginning Balance	(15,701)	(13,258)
Decrease/(Increase) During the Year	1,842	(2,443)
Ending Balance	(13,859)	(15,701)
Net Deferred Tax Asset	$26,122	$31,858

The decrease in the Corporation’s net deferred tax asset was primarily driven by significant decreases in the timing differences associated with the deductibility of the provision for loan losses, pensions and other employee benefits, the utilization of federal tax credit carryforwards, and the increase in the deferred tax liability associated with the gain on the FDIC modified whole bank transaction.

The Corporation has recorded a valuation allowance of $13,859,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as discussed in the “INCOME TAXES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as item 7 of this Annual Report on Form 10-K.

As of December 31, 2012, the Corporation had approximately $110,065,000 of state tax loss carryforward available to offset future franchise tax.  This state loss carryforward has a full valuation allowance.

NOTE 20

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table reconciles basic and diluted net income per share for the years indicated:

	2012			2011			2010
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount	Net Income (Loss)	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$45,122			$25,252			$6,909
Gain on exchange of preferred stock for trust preferred securities							11,353
Loss on CPP unamortized discount				(1,401)			(1,301)
Loss on extinguishment of trust preferred securities				(10,857)
Preferred stock dividends	(4,539)			(3,981)			(5,239)
Net income available to common stockholders	40,583	28,632,915	$1.42	9,013	26,550,043	$0.34	11,722	24,519,033	$0.48
Effect of dilutive stock options and warrants		213,769			143,805			123,392
Diluted net income per share:
Net income available to common stockholders	$40,583	28,846,684	$1.41	$9,013	26,693,848	$0.34	$11,722	24,642,425	$0.48

Options to purchase 820,706, 1,029,577, and 1,052,994 shares of common stock with weighted average exercise prices of $21.58, $22.57, and $23.01 at December 31, 2012, 2011 and 2010 respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

NOTE 21

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2012 and 2011:

	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$43,469	$44,169	$45,347	$42,964	$46,366	$45,721	$45,085	$44,073
Interest expense	7,353	6,116	5,445	4,699	10,889	9,874	9,234	7,893
Net interest income	36,116	38,053	39,902	38,265	35,477	35,847	35,851	36,180
Provision for loan losses	4,875	4,545	4,609	4,505	5,594	5,625	5,556	5,855
Net interest income after provision for loan losses	31,241	33,508	35,293	33,760	29,883	30,222	30,295	30,325
Non-interest income	22,658	13,165	14,273	14,206	11,858	11,061	13,230	12,971
Non-interest expense	34,028	34,180	34,404	34,503	33,881	34,399	34,222	33,436
Income before income tax expense	19,871	12,493	15,162	13,463	7,860	6,884	9,303	9,860
Income tax expense	5,500	3,288	3,926	3,153	2,399	1,396	2,561	2,299
Net income	14,371	9,205	11,236	10,310	5,461	5,488	6,742	7,561
Loss on CPP unamortized discount							(1,401)
Loss on extinguishment of trust preferred securities							(10,857)
Preferred stock dividends	(1,135)	(1,135)	(1,134)	(1,135)	(988)	(990)	(868)	(1,135)
Net income available to common stockholders	$13,236	$8,070	$10,102	$9,175	$4,473	$4,498	$(6,384)	$6,426

Basic EPS	$0.46	$0.29	$0.35	$0.32	$0.17	$0.18	$(0.25)	$0.24
Diluted EPS	$0.46	$0.28	$0.35	$0.32	$0.17	$0.18	$(0.25)	$0.24
Average Shares Outstanding:
Basic	28,582,616	28,624,609	28,649,996	28,673,802	25,605,571	25,656,826	26,367,067	28,540,469
Diluted	28,754,713	28,815,019	28,888,076	28,930,392	25,763,378	25,782,799	26,367,067	28,699,505

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 22

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Cash	$35,160	$20,654
Investment in Subsidiaries	633,971	611,809
Goodwill	448	448
Other Assets	6,638	8,540
Total Assets	$676,217	$641,451
Liabilities
Borrowings	$111,702	$115,826
Other Liabilities	12,279	11,158
Total Liabilities	123,981	126,984
Stockholders' Equity	552,236	514,467
Total Liabilities and Stockholders' Equity	$676,217	$641,451

Condensed Statements of Income and Comprehensive Income

	December 31, 2012	December 31, 2011	December 31, 2010
Income
Dividends from Subsidiaries	$30,096	$4,677	$3,256
Administrative Services Fees from Subsidiaries			28,489
Other Income	85	(11)	190
Total Income	30,181	4,666	31,935
Expenses
Interest Expense	4,655	7,661	6,816
Salaries and Employee Benefits	3,194	2,688	25,884
Net Occupancy and Equipment Expenses	312	31	6,213
Telephone Expenses	30	21	918
Postage and Courier Expenses	1	2	1,786
Other Expenses	1,502	1,501	5,382
Total Expenses	9,694	11,904	46,999
Income (Loss) Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	20,487	(7,238)	(15,064)
Income Tax Benefit	3,316	3,256	5,970
Income (Loss) Before Equity in Undistributed Income of Subsidiaries	23,803	(3,982)	(9,094)
Equity in Undistributed (Distributions in Excess of) Income of Subsidiaries	21,319	29,234	16,003
Net Income	45,122	25,252	6,909
Gain on Exchange of Preferred Stock			11,353
Loss on CPP Unamortized Discount		(1,401)	(1,301)
Loss on Extinguishment of Trust Preferred Securities		(10,857)
Preferred Stock Dividends and Discount Accretion	(4,539)	(3,981)	(5,239)
Net Income Available to Common Stockholders	$40,583	$9,013	$11,722

Net Income	$45,122	$25,252	$6,909
Other Comprehensive Income	(1,897)	6,555	(1,331)
Comprehensive Income	$43,225	$31,807	$5,578

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net Income	$45,122	$25,252	$6,909
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Share-based Compensation	632	524	1,750
Tax Benefit from Share Based Compensation			50
Distributions in Excess of (Equity in Undistributed) Income of Subsidiaries	(21,319)	(29,234)	(16,003)
Net Change in:
Other Assets	1,902	5,747	3,309
Other Liabilities	1,122	1,091	(744)
Investment in Subsidiaries - Operating Activities	(1,755)	(6,593)	(20)
Net Cash Provided (Used) by Operating Activities	$25,704	$(3,213)	$(4,749)
Investing Activities - Investment in Subsidiaries	(126)	704	(12,500)
Net Cash Provided (Used) in Investing Activities	$(126)	$704	$(12,500)
Financing Activities:
Cash Dividends	$(7,442)	$(4,729)	$(5,920)
Repayment of Borrowings	(4,124)	(46,400)
Preferred stock redemption under Capital Purchase Program		(69,600)
Preferred stock issued under Small Business Lending Fund		90,783
Repurchase of Common Stock Warrants under Capital Purchase Program		(368)
Common Stock Issued		21,165	24,150
Stock Issued Under Employee Benefit Plans	449	669	582
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan	202	89	91
Stock Options Exercised	78
Tax Benefit from Share Based Compensation			(50)
Stock Redeemed	(235)	(126)	(76)
Other		298	198
Net Cash Provided (Used) by Financing Activities	$(11,072)	$(8,219)	$18,975
Net Change in Cash	14,506	(10,728)	1,726
Cash, Beginning of the Year	20,654	31,382	29,656
Cash, End of Year	$35,160	$20,654	$31,382
NOTE 23

SUBSEQUENT EVENTS

On January 3, 2013, the Corporation redeemed 22,695.94 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) held by the U.S. Department of the Treasury (the “Treasury”) at an aggregate redemption price of $22,695,940, plus accrued but unpaid dividends. The Series B Preferred Stock was issued to the Treasury on September 22, 2011 as part of the Corporation's participation in the Small Business Lending Fund Program. Following the redemption, the Treasury holds 68,087 shares of Series B Preferred Stock representing a remaining liquidation amount of approximately $68 million.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 24

ACCOUNTING MATTERS

FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S.
Generally Accepted Accounting Principles (U.S. GAAP).

The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income-but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under
U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

For public companies, the amendments are effective for reporting periods beginning after December 15, 2012 and the Corporation is evaluating the effect of this ASU on the financial statements taken as a whole.

FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Update clarifies the scope of transactions that are subject to the disclosures about offsetting.

The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement.

Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement.

The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard's broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. The Corporation is evaluating the effect of this ASU on the financial statements taken as a whole.

FASB ASU 2012-04, Technical Corrections and Improvements. In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this ASU make technical corrections, clarifications and limited-scope improvements to various Topics throughout the Codification.

This ASU is effective for public entities for fiscal periods beginning after December 15, 2012 and the Corporation is evaluating the effect of this ASU on the financial statements taken as a whole.

FASB ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities. The eligibility criteria for offsetting are different in international financial reporting standards (IFRS) and U.S. generally accepted accounting principles (GAAP).  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet).  Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting, which were narrower than the current conditions in U.S. GAAP.  Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models.  Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures-Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7).  This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

The Corporation is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Corporation is evaluating the effect of this ASU on the financial statements taken as a whole.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments included in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The application of fair value measurements are not changed as a result of this amendment. Some of the amendments provide clarification of existing fair value measurements requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in this ASU are effective for annual periods beginning after December 31, 2012 and the Corporation is evaluating the effect of this ASU on the financial statements taken as a whole.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2012, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2012 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2012, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's (Corporation) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated March 15, 2013, expressed an unqualified opinion thereon.

BKD, LLP

Indianapolis, Indiana
March 15, 2013

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s Proxy Statement dated March 29, 2013 furnished to its stockholders in connection with an annual meeting to be held May 9, 2013 (the “2013 Proxy Statement”), under the captions "BOARD OF DIRECTORS”; “CORPORATE GOVERNANCE”; "BOARD COMMITTEES - AUDIT COMMITTEE"; and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, “Supplemental Information  - Executive Officers of the Registrant” of this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Corporate Controller, Corporate Treasurer and Director of Financial Planning. It is part of the Corporation’s Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation’s website, which can be accessed at www.firstmerchants.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation’s 2013 Proxy Statement, under the captions, "BOARD COMMITTEES - COMPENSATION AND HUMAN RESOURCES COMMITTEE - Compensation and Human Resources Committee Interlocks and Insider Participation and Compensation and Human Resources Committee Report"; "BOARD COMMITTEES - RISK AND CREDIT POLICY COMMITTEE"; "COMPENSATION OF EXECUTIVE OFFICERS"; and "COMPENSATION OF DIRECTORS" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s 2013 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s 2013 Proxy Statement, under the captions, "CORPORATE GOVERNANCE - BOARD INDEPENDENCE"; and "TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation’s 2013 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2012 and 2011
Consolidated statements of income, years ended December 31, 2012, 2011 and 2010
Consolidated statements of comprehensive income, years ended December 31, 2012, 2011 and 2010
Consolidated statements of stockholders' equity, years ended December 31, 2012, 2011 and 2010
Consolidated statements of cash flows, years ended December 31, 2012, 2011 and 2010
Notes to consolidated financial statements

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

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.5	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 19, 2013 (1) (2)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to registrant's Form 10-Q filed on August 11, 2008) (1)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.4	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.5	First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.6	First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.7	First Merchants Corporation Change of Control Agreement, as amended, with Jami L. Bradshaw dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.8	First Merchants Corporation Change of Control Agreement, as amended, with Robert R. Connors dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.9	First Merchants Corporation Change of Control Agreement, as amended, with Kimberly J. Ellington dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.10	First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
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

10.18
First Merchants Corporation Securities Purchase Agreement with the U.S. Department of Treasury, with respect to the Series B Preferred Stock dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.19
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Designated Preferred Stock dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.20
First Merchants Corporation Repurchase Letter with the U.S. Department of Treasury, with respect to the Capital Securities dated September 22, 2011 (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011)

10.21	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (1)
10.22
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
(3) Furnished herewith.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2013.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 15th day of March, 2013.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive Officer	President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher	/s/ Michael C. Rechin
Michael R. Becher, Director	Michael C. Rechin, Director

/s/ Roderick English	/s/ Charles E. Schalliol
Roderick English, Director	Charles E. Schalliol, Director

/s/ Dr. Jo Ann M. Gora	/s/ Patrick A. Sherman
Dr. Jo Ann M. Gora, Director	Patrick A. Sherman, Director

/s/ William L. Hoy	/s/ Terry L. Walker
William L. Hoy, Director	Terry L. Walker, Director

/s/ Gary J. Lehman	/s/ Jean L. Wojtowicz
Gary J. Lehman, Director	Jean L. Wojtowicz, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

By:	Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact March 15, 2013