Form 10-Q
period 2013-03-31
FIRST MERCHANTS CORP
filed 2013-05-10
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

As of April 30, 2013, there were 28,781,559 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$51,592	$101,460
Interest-bearing time deposits	60,407	38,443
Investment securities available for sale	532,867	513,343
Investment securities held to maturity (fair value of $351,439 and $378,174)	336,696	361,020
Mortgage loans held for sale	26,555	22,300
Loans, net of allowance for loan losses of $68,537 and $69,366	2,811,005	2,832,843
Premises and equipment	53,762	52,749
Federal Reserve and Federal Home Loan Bank stock	32,777	32,785
Interest receivable	15,346	16,367
Core deposit intangibles	7,767	8,154
Goodwill	141,375	141,375
Cash surrender value of life insurance	126,098	125,397
Other real estate owned	13,130	13,263
Tax asset, deferred and receivable	27,597	30,867
Other assets	15,856	14,455
TOTAL ASSETS	$4,252,830	$4,304,821
LIABILITIES
Deposits:
Noninterest-bearing	$763,965	$801,597
Interest-bearing	2,546,843	2,544,786
Total Deposits	3,310,808	3,346,383
Borrowings:
Federal funds purchased		18,862
Securities sold under repurchase agreements	161,813	141,828
Federal Home Loan Bank advances	93,169	94,238
Subordinated debentures and term loans	111,778	112,161
Total Borrowings	366,760	367,089
Interest payable	1,348	1,841
Other liabilities	35,356	37,272
Total Liabilities	3,714,272	3,752,585
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized - 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding - 68,087 and 90,782.94 shares	68,087	90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 28,780,609 and 28,692,616 shares	3,598	3,587
Additional paid-in capital	256,966	256,843
Retained earnings	216,530	206,397
Accumulated other comprehensive loss	(6,748)	(5,499)
Total Stockholders' Equity	538,558	552,236
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,252,830	$4,304,821

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Loans receivable:
Taxable	$37,159	$35,848
Tax exempt	117	117
Investment securities:
Taxable	3,618	4,574
Tax exempt	2,454	2,562
Deposits with financial institutions	19	25
Federal Reserve and Federal Home Loan Bank stock	371	343
Total Interest Income	43,738	43,469
INTEREST EXPENSE
Deposits	2,891	4,110
Federal funds purchased	11	12
Securities sold under repurchase agreements	194	295
Federal Home Loan Bank advances	459	994
Subordinated debentures and term loans	725	1,942
Total Interest Expense	4,280	7,353
NET INTEREST INCOME	39,458	36,116
Provision for loan losses	2,102	4,875
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,356	31,241
OTHER INCOME
Service charges on deposit accounts	2,729	2,819
Fiduciary activities	2,107	1,983
Other customer fees	2,780	2,586
Commission income	2,172	1,667
Earnings on cash surrender value of life insurance	700	1,378
Net gains and fees on sales of loans	2,378	1,952
Net realized gains on sales of available for sale securities	248	789
Gain on FDIC modified whole bank transaction		9,124
Other income	763	360
Total Other Income	13,877	22,658
OTHER EXPENSES
Salaries and employee benefits	20,791	19,354
Net occupancy	2,602	2,651
Equipment	1,774	1,805
Marketing	467	442
Outside data processing fees	1,480	1,376
Printing and office supplies	331	267
Core deposit amortization	387	469
FDIC assessments	744	1,117
Other real estate owned and credit-related expenses	1,866	2,186
Other expenses	4,258	4,361
Total Other Expenses	34,700	34,028
INCOME BEFORE INCOME TAX	16,533	19,871
Income tax expense	4,668	5,500
NET INCOME	11,865	14,371
Preferred stock dividends and discount accretion	(857)	(1,135)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,008	$13,236
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.38	$0.46
Diluted Net Income Available to Common Stockholders	$0.38	$0.46
Cash Dividends Paid	$0.03	$0.01
Average Diluted Shares Outstanding (in thousands)	28,971	28,755

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$11,865	$14,371
Other comprehensive income net of tax:
Unrealized holding loss on securities available for sale arising during the period, net of income tax of $1,139 and $11	(2,115)	(20)
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $39 and $7	72	(14)
Unrealized gain on cash flow hedges arising during the period, net of income tax of $104 and $163	193	303
Amortization of items previously recorded in accumulated other comprehensive income, net of income tax of $345 and $282	640	521
Reclassification adjustment for gains included in net income net of income tax expense of $21 and $276	(39)	(513)
	(1,249)	277
Comprehensive income	$10,616	$14,648

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2012	90,908	$90,908	28,692,616	$3,587	$256,843	$206,397	$(5,499)	$552,236
Comprehensive Income
Net Income						11,865		11,865
Other Comprehensive Income, net of tax							(1,249)	(1,249)
Cash Dividends on Common Stock ($.03 per Share)						(875)		(875)
Cash Dividends on Preferred Stock under Small Business Lending Fund						(857)		(857)
Preferred Stock redeemed under Small Business Lending Fund	(22,696)	(22,696)						(22,696)
Share-based Compensation			101,681	13	361			374
Stock Issued Under Employee Benefit Plans			11,997	1	154			155
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			4,052	1	62			63
Stock options exercised			2,250		16			16
Stock Redeemed			(31,987)	(4)	(470)			(474)
Balances, March 31, 2013	68,212	$68,212	28,780,609	$3,598	$256,966	$216,530	$(6,748)	$538,558

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,
	2013	2012
Cash Flow From Operating Activities:
Net income	$11,865	$14,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,102	4,875
Depreciation and amortization	1,069	1,149
Change in deferred taxes	5,574	4,682
Share-based compensation	374	326
Mortgage loans originated for sale	(92,411)	(91,199)
Proceeds from sales of mortgage loans	88,156	86,925
Gain on acquisition		(9,124)
Gains on sales of securities available for sale	(248)	(789)
Change in interest receivable	1,021	1,521
Change in interest payable	(493)	(1,198)
Other adjustments	(5,168)	(1,023)
Net cash provided by operating activities	$11,841	$10,516
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$(21,964)	$18,561
Purchases of:
Securities available for sale	(73,470)	(52,706)
Securities held to maturity		(566)
Proceeds from sales of securities available for sale	21,721	21,928
Proceeds from maturities of:
Securities available for sale	31,542	22,653
Securities held to maturity	23,628	14,949
Change in Federal Reserve and Federal Home Loan Bank stock	8	5
Net change in loans	16,561	6,390
Net cash received from acquisition		29,113
Proceeds from the sale of other real estate owned	2,536	1,983
Other adjustments	(2,082)	(719)
Net cash provided (used) by investing activities	$(1,520)	$61,591
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$3,062	$22,890
Certificates of deposit and other time deposits	(38,637)	(3,876)
Borrowings	19,985	10,936
Repayment of borrowings	(19,931)	(112,878)
Cash dividends on common stock	(875)	(289)
Cash dividends on preferred stock	(857)	(1,135)
Stock issued under employee benefit plans	155	119
Stock issued under dividend reinvestment and stock purchase plans	63	29
Stock options exercised	16
Stock redeemed	(474)	(224)
Cumulative preferred stock redeemed (SBLF)	(22,696)
Net cash used in financing activities	$(60,189)	$(84,428)
Net Change in Cash and Cash Equivalents	(49,868)	(12,321)
Cash and Cash Equivalents, January 1	101,460	73,312
Cash and Cash Equivalents, March 31	$51,592	$60,991
Additional cash flow information:
Interest paid	$4,773	$8,184
Income tax paid (refunded)	$104	$1,000
Loans transferred to other real estate owned	$3,175	$2,425
Non-cash investing activities using trade date accounting	$4,489	$2,390
Liabilities assumed, net of cash		$166,112

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2012, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the year.

NOTE 2

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was acquired loans. The Bank acquired the $113.0 million loan portfolio at a fair value discount of $19.2 million. The performing portion of the portfolio, $86.3 million, had an estimated fair value of $76.5 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20. Discounts or premiums on term loans are accounted for under an effective yield method. Prepayments on term loans are accounted for in the effective yield calculation. Discounts or premiums on lines of credit are treated in a straight line method over the term of the lines of credit.

Certain loans for which specific credit-related deterioration has occurred since origination are recorded at fair value which is derived from calculating the present value of the amounts expected to be collected. Income recognition on these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Some of the acquired loans deemed impaired and considered collateral dependent, with the timing of a sale of loan collateral indeterminate, remain on non-accrual status and have little to no accretable yield.

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

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2013
U.S. Government-sponsored agency securities	$4,228	$159		$4,387
State and municipal	151,379	8,615	$122	159,872
U.S. Government-sponsored mortgage-backed securities	357,307	9,444	216	366,535
Corporate obligations	6,173		5,806	367
Equity securities	1,706			1,706
Total available for sale	520,793	18,218	6,144	532,867
Held to maturity at March 31, 2013
State and municipal	112,390	4,120	1	116,509
U.S. Government-sponsored mortgage-backed securities	224,306	10,687	63	234,930
Total held to maturity	336,696	14,807	64	351,439
Total Investment Securities	$857,489	$33,025	$6,208	$884,306

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
U.S. Government-sponsored agency securities	$4,475	$165		$4,640
State and municipal	148,187	10,025	$18	158,194
U.S. Government-sponsored mortgage-backed securities	337,631	10,994	46	348,579
Corporate obligations	6,105		5,881	224
Equity securities	1,706			1,706
Total available for sale	498,104	21,184	5,945	513,343
Held to maturity at December 31, 2012
State and municipal	117,227	5,489	1	122,715
U.S. Government-sponsored mortgage-backed securities	243,793	11,681	15	255,459
Total held to maturity	361,020	17,170	16	378,174
Total Investment Securities	$859,124	$38,354	$5,961	$891,517

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The amortized cost and fair value of available for sale securities and held to maturity securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2013:
Due in one year or less	$2,811	$2,866	$1,755	$1,759
Due after one through five years	15,341	16,043	4,929	5,295
Due after five through ten years	55,107	58,080	55,406	57,228
Due after ten years	88,521	87,637	50,300	52,227
	$161,780	$164,626	$112,390	$116,509
U.S. Government-sponsored mortgage-backed securities	357,307	366,535	224,306	234,930
Equity securities	1,706	1,706
Total Investment Securities	$520,793	$532,867	$336,696	$351,439

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $330,238,000 at March 31, 2013, and $335,775,000 at December 31, 2012.

The book value of securities sold under agreements to repurchase amounted to $148,023,000 at March 31, 2013, and $128,094,000 at December 31, 2012.

Gross gains and losses on the sales and redemptions of available for sale securities, and other-than-temporary impairment (“OTTI”) losses recognized for the three months ended March 31, 2013 and 2012 are shown below.

	Three Months Ended March 31,
	2013	2012
Sales and Redemptions of Available for Sale Securities:
Gross gains	$248	$789
Gross losses	—	—
Other-than-temporary impairment losses	—	—

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013, and December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at March 31, 2013
State and municipal	$10,702	$123			$10,702	$123
U.S. Government-sponsored mortgage-backed securities	27,183	279			27,183	279
Corporate obligations			$336	$5,806	336	5,806
Total Temporarily Impaired Investment Securities	$37,885	$402	$336	$5,806	$38,221	$6,208

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2012
State and municipal	$4,524	$19			$4,524	$19
U.S. Government-sponsored mortgage-backed securities	12,320	61			12,320	61
Corporate obligations			$194	$5,881	194	5,881
Total Temporarily Impaired Investment Securities	$16,844	$80	$194	$5,881	$17,038	$5,961

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	March 31, 2013	December 31, 2012
Investments reported at less than historical cost:
Historical cost	$44,428	$22,999
Fair value	$38,221	$17,038
Percent of the Corporation's available for sale and held to maturity portfolio	4.4%	1.9%

The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment ("OTTI") as of March 31, 2013. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $6.1 million and a fair value of $336,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

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

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates. The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2013.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2013.

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations were due to the decline in value related to the pooled trust preferred securities, and is attributable to temporary illiquidity and the financial crisis affecting these markets, coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities.  The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed.  The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at March 31, 2013.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2013	Accumulated Credit Losses in 2012
Credit losses on debt securities held:
Balance, January 1	$11,355	$11,355
Additions related to other-than-temporary losses not previously recognized
Balance, March 31	$11,355	$11,355

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, residential real estate, auto and small consumer lending, which results in portfolio diversification.  The following tables show the composition in the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale at March 31, 2013, and December 31, 2012, were $26,555,000 and $22,300,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2013	December 31, 2012
Loans:
Commercial and industrial loans	$637,952	$622,579
Agricultural production financing and other loans to farmers	104,284	112,527
Real estate loans:
Construction	75,877	98,639
Commercial and farmland	1,280,611	1,266,682
Residential	467,629	473,537
Home Equity	201,767	203,406
Individuals' loans for household and other personal expenditures	73,314	75,748
Lease financing receivables, net of unearned income	2,013	2,590
Other loans	36,095	46,501
Loans	2,879,542	2,902,209
Allowance for loan losses	(68,537)	(69,366)
Net Loans	$2,811,005	$2,832,843

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

Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at March 31, 2013.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize changes in the allowance for loan losses by loan segment for the three months ended March 31, 2013, and March 31, 2012:

	Three Months Ended March 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$25,913	$26,703	$2,593	$14,157		$69,366
Provision for losses	358	(755)	73	2,406	$20	2,102
Recoveries on loans	1,873	1,376	209	288		3,746
Loans charged off	(2,773)	(2,346)	(186)	(1,372)		(6,677)
Balances, March 31, 2013	$25,371	$24,978	$2,689	$15,479	$20	$68,537

	Three Months Ended March 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Provision for losses	577	1,778	16	2,508	(4)	4,875
Recoveries on loans	148	228	208	313	1	898
Loans charged off	(2,882)	(2,018)	(321)	(1,081)		(6,302)
Balances, March 31, 2012	$15,574	$37,907	$2,805	$14,083	$—	$70,369

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment at the periods indicated:

	March 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$838	$2,373		$297		$3,508
Collectively evaluated for impairment	24,533	22,508	$2,689	15,165	$20	64,915
Loans Acquired with Deteriorated Credit Quality		$97		$17		114
Total Allowance for Loan Losses	$25,371	$24,978	$2,689	$15,479	$20	$68,537
Loan Balances:
Individually evaluated for impairment	$11,057	$39,154		$7,776		$57,987
Collectively evaluated for impairment	766,238	1,307,663	$73,314	660,897	$2,013	2,810,125
Loans Acquired with Deteriorated Credit Quality	1,037	9,669		724		11,430
Loans	$778,332	$1,356,486	$73,314	$669,397	$2,013	$2,879,542

	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,628	$2,565		$50		$4,243
Collectively evaluated for impairment	24,285	24,138	$2,593	14,107		65,123
Total Allowance for Loan Losses	$25,913	$26,703	$2,593	$14,157		$69,366
Loan Balances:
Individually evaluated for impairment	$14,190	$45,394		$8,515		$68,099
Collectively evaluated for impairment	765,707	1,309,912	$75,748	667,401	$2,590	2,821,358
Loans Acquired with Deteriorated Credit Quality	1,710	10,015		1,027		12,752
Loans	$781,607	$1,365,321	$75,748	$676,943	$2,590	$2,902,209

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes the Corporation’s non-accrual loans by loan class at the periods indicated:

	March 31, 2013	December 31, 2012
Commercial and industrial	$9,462	$12,195
Agriculture Production financing and other loans to farmers	86
Real Estate Loans:
Construction	3,786	4,814
Commercial and farmland	19,303	22,612
Residential	11,856	11,476
Home Equity	2,268	1,997
Lease financing receivables, net of unearned income		301
Other Loans		4
Total	$46,761	$53,399

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310-30 and renegotiated loans, as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.

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

The following tables show the composition of the Corporation’s commercial impaired loans by loan class for the periods indicated:

	March 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial	$20,987	$7,628
Agriculture production financing and other loans to farmers	86	86
Real Estate Loans:
Construction	6,008	3,928
Commercial and farmland	52,030	37,803
Residential	7,039	4,650
Home equity	4,083	896
Other loans	57	9
Total	$90,290	$55,000
Impaired loans with related allowance:
Commercial and industrial	$5,751	$4,370	$838
Real Estate Loans:
Construction	1,025	911	85
Commercial and farmland	5,875	5,406	2,385
Residential	2,725	2,390	314
Total	$15,376	$13,077	$3,622
Total Impaired Loans	$105,666	$68,077	$3,622

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial	$28,532	$11,730
Real Estate Loans:
Construction	9,787	5,164
Commercial and farmland	58,173	43,204
Residential	8,820	6,215
Home equity	4,199	1,006
Other loans	83	14
Total	$109,594	$67,333
Impaired loans with related allowance:
Commercial and industrial	$4,415	$4,155	$1,628
Real Estate Loans:
Construction	1,202	1,058	105
Commercial and farmland	5,579	5,182	2,460
Residential	1,722	1,451	50
Total	$12,918	$11,846	$4,243
Total Impaired Loans	$122,512	$79,179	$4,243

	Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$8,043	$44
Agriculture production financing and other loans to farmers	86
Real Estate Loans:
Construction	3,936	19
Commercial and farmland	39,228	382
Residential	4,737	22
Home equity	923	3
Other loans	10
Total	$56,963	$470
Impaired loans with related allowance:
Commercial and industrial	$5,124	$3
Real Estate Loans:
Construction	915
Commercial and farmland	5,428
Residential	2,390
Total	$13,857	$3
Total Impaired Loans	$70,820	$473

	Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$13,785	$37
Real Estate Loans:
Construction	8,994	14
Commercial and farmland	50,333	289
Residential	6,562	28
Home equity	305	3
Other loans	20
Total	$79,999	$371
Impaired loans with related allowance:
Commercial and industrial	$7,188	$11
Real Estate Loans:
Construction	2,360
Commercial and farmland	5,821	36
Residential	1,312
Home equity	215
Total	$16,896	$47
Total Impaired Loans	$96,895	$418

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize the credit quality of the Corporation’s loan portfolio, by loan class at the periods indicated.  Consumer non-performing loans include accruing consumer loans 90 plus days delinquent and consumer non-accrual loans.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified date.

	March 31, 2013
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial	$588,140	$17,592	$30,027	$2,193				$637,952
Agriculture production financing and other loans to farmers	103,894	217	173					104,284
Real Estate Loans:
Construction	64,904	1,372	9,091				510	75,877
Commercial and farmland	1,157,933	48,235	73,845	350			248	1,280,611
Residential	145,949	3,480	14,579	144		296,613	6,864	467,629
Home equity	10,334	638	1,240			187,877	1,678	201,767
Individuals' loans for household and other personal expenditures						73,303	11	73,314
Lease financing receivables, net of unearned income	1,866		147					2,013
Other loans	36,079	16						36,095
Loans	$2,109,099	$71,550	$129,102	$2,687		$557,793	$9,311	$2,879,542

	December 31, 2012
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial	$559,852	$23,678	$34,460	$4,589				$622,579
Agriculture production financing and other loans to farmers	112,209	224	94					112,527
Real Estate Loans:
Construction	85,728	1,384	11,356				171	98,639
Commercial and farmland	1,148,561	38,199	79,078	553			291	1,266,682
Residential	145,402	5,437	13,880	922		301,614	6,282	473,537
Home equity	9,092	893	1,657			189,721	2,043	203,406
Individuals' loans for household and other personal expenditures						75,748		75,748
Lease financing receivables, net of unearned income						2,289	301	2,590
Other loans	46,473		28					46,501
Loans	$2,107,317	$69,815	$140,553	$6,064		$569,372	$9,088	$2,902,209

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class at March 31, 2013, and December 31, 2012:

	March 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial	$625,645	$2,058	$596	$191	$9,462	$12,307	$637,952
Agriculture production financing and other loans to farmers	104,198				86	86	104,284
Real Estate Loans:
Construction	71,682	373	36		3,786	4,195	75,877
Commercial and farmland	1,258,913	1,332	1,063		19,303	21,698	1,280,611
Residential	448,486	5,460	1,194	633	11,856	19,143	467,629
Home equity	197,003	2,054	335	107	2,268	4,764	201,767
Individuals' loans for household and other personal expenditures	72,771	441	91	11		543	73,314
Lease financing receivables, net of unearned income	1,886	110		17		127	2,013
Other loans	36,095						36,095
Loans	$2,816,679	$11,828	$3,315	$959	$46,761	$62,863	$2,879,542

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial	$607,442	$2,628	$144	$170	$12,195	$15,137	$622,579
Agriculture production financing and other loans to farmers	112,527						112,527
Real Estate Loans:
Construction	93,426	399			4,814	5,213	98,639
Commercial and farmland	1,238,907	3,276	1,822	65	22,612	27,775	1,266,682
Residential	453,743	5,734	1,338	1,246	11,476	19,794	473,537
Home equity	199,063	1,467	323	556	1,997	4,343	203,406
Individuals' loans for household and other personal expenditures	74,919	799	30			829	75,748
Lease financing receivables, net of unearned income	2,289				301	301	2,590
Other loans	46,497				4	4	46,501
Loans	$2,828,813	$14,303	$3,657	$2,037	$53,399	$73,396	$2,902,209

See the information regarding the analysis of loan loss experience in the "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

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

The following tables summarize troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended March 31, 2013
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial	$96	$96	3
Real Estate Loans:
Commercial and farmland	511	431	2
Residential	37	38	1
Total	$644	$565	6

	Three Months Ended March 31, 2012
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial	$238	$238	2
Real Estate Loans:
Commercial and farmland	1,774	1,635	2
Residential	224	224	4
Total	$2,236	$2,097	8

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended March 31, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial	$31		$69	$100
Real Estate Loans:
Commercial and farmland			415	415
Residential			37	37
Total	$31		$521	$552

	Three Months Ended March 31, 2012
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial	$238	$22		$238
Real Estate Loans:
Commercial and farmland	1,635			1,635
Residential	199		$25	224
Total	$2,072	$22	$25	$2,097

Commercial and Industrial Loans account for 50 percent of the troubled debt restructured loans made in the three months ended March 31, 2013.  Five troubled debt restructured loans made during the three months ended March 31, 2013 are in non accrual status.

The following tables summarize troubled debt restructures that occurred during the twelve months ended March 31, 2013, and March 31, 2012, that subsequently defaulted during the period indicated:

	Three Months Ended March 31, 2013
	Number of Loans	Recorded Balance
Commercial and Industrial	1	$5
Real Estate Loans:
Commercial and farmland	1	230
Residential	1	47
Total	3	$282

	Three Months Ended March 31, 2012
	Number of Loans	Recorded Balance
Real Estate Loans:
Commercial and farmland	1	$717
Residential	3	217
Total	4	$934

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The Bank acquired loans in a purchase during the year ended December 31, 2012. At acquisition, the purchased loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition, which incorporated the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The following table includes the carrying amount of these loans, which are included in the balance sheet amounts of loans receivable at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Commercial and industrial loans	$6,337	$8,542
Agricultural production financing and other loans to farmers	245	1,127
Real estate loans:
Construction	28	58
Commercial and farmland	22,534	24,259
Residential	11,269	12,118
Home Equity	18,016	18,805
Individuals' loans for household and other personal expenditures	570	691
Total	$58,999	$65,600

Accretable yield, or income expected to be collected, is as follows:

Three Months Ended March 31, 2013
Beginning balance, Dec 31, 2012	$5,142
Accretions	(771)
Ending balance, March 31, 2013	$4,371

Three Months Ended March 31, 2012
Beginning balance, February 10, 2012	$9,774
Accretions
Ending balance, March 31, 2012	$9,774

NOTE 6

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of March 31, 2013 and 2012, the Corporation had two interest rate swaps with a notional amount of $26.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013, and 2012, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $767,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2013, the notional amount of customer-facing swaps was approximately $159,817,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2013, and December 31, 2012.

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$233	Other Assets	$197	Other Liabilities	$2,888	Other Liabilities	$3,332
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$5,155	Other Assets	$6,103	Other Liabilities	$5,419	Other Liabilities	$6,434

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three months ended March 31, 2013, and 2012.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Interest rate contracts	Other income	$66	$3

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months ended			Three Months ended
	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Interest Rate Products	$297	$467	Interest Expense	$188

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

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

As of March 31, 2013, the termination value of derivatives in a net liability position related to these agreements was $8,510,000. As of March 31, 2013, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $7,638,000. If the Corporation had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value.

NOTE 7

DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013, and December 31, 2012.

		Fair Value Measurements Using:
March 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$4,387		$4,387
State and municipal	159,872		142,565	$17,307
U.S. Government-sponsored mortgage-backed securities	366,535		366,535
Corporate obligations	367			367
Equity securities	1,706		1,702	4
Interest rate swap asset	5,155		5,155
Interest rate cap	233		233
Interest rate swap liability	8,307		8,307

		Fair Value Measurements Using:
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$4,640		$4,640
State and municipal	158,194		140,094	$18,100
U.S. Government-sponsored mortgage-backed securities	348,579		348,579
Corporate obligations	224			224
Equity securities	1,706		1,702	4
Interest rate swap asset	6,103		6,103
Interest rate cap	197		197
Interest rate swap liability	9,766		9,766

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three months ended March 31, 2013.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Pooled Trust Preferred Securities

Pooled trust preferred securities are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at March 31, 2013, Moody’s ratings on these securities ranged from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI evaluation process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the evaluation process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the March 31, 2013 quarterly evaluation process, the conclusion was no OTTI for the three months ending March 31, 2013.

Interest Rate Derivative Agreements

See information regarding the Corporation's interest rate derivative products in NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

The fair value of the interest rate swap and cap instruments were transferred from Level 3 to Level 2 as of March 31, 2012 due to the availability of additional valuation information. These instruments were valued using widely accepted valuation techniques including discounted cash flow analysis using observable inputs such as contractual terms and LIBOR-based rate curves.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2013, and 2012.

	Three Months Ended March 31, 2013
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$18,328
Total realized and unrealized gains and losses:
Included in net income (loss)
Included in other comprehensive income	(176)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments/additions	(474)
Ending balance at March 31, 2013	$17,678

	Three Months Ended March 31, 2012
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$20,838	$5,241	$424	$(7,797)
Total realized and unrealized gains and losses:
Included in net income (loss)		(860)		863
Included in other comprehensive income	(523)	481	(15)
Purchases, issuances and settlements
Transfers in/(out) of Level 3		(4,862)	(409)	6,934
Principal payments	(437)
Ending balance at March 31, 2012	$19,878

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2013 or December 31, 2012.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Transfers Between Levels

Transfer between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Three Months Ended March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers to/(from) Level:
Interest rate swap asset		$4,862	$(4,862)
The interest rate swap and cap instruments were transferred from Level 3 to Level 2 as of March 31, 2012 due to the availability of additional valuation information. These instruments are valued using widely accepted valuation techniques including discounted cash flow analysis using observable inputs such as contractual terms and LIBOR-based rate curves.

Interest rate cap		409	(409)
Interest rate swap liability		6,934	(6,934)
		$12,205	$(12,205)

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013, and December 31, 2012.

		Fair Value Measurements Using
March 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$11,096			$11,096
Other real estate owned	$4,411			$4,411

		Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$17,703			$17,703
Other real estate owned	$7,684			$7,684

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2013, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2013.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
State and municipal securities	$17,307	Discounted cash flow	Maturity/Call date	1 month to 11 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 4%
Corporate obligations/Equity securities	$371	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps
Impaired loans (collateral dependent)	$11,096	Collateral based	Discount to reflect current market	0% - 50%
		measurements	conditions and ultimate collectability
Other real estate owned	$4,411	Appraisals	Discount to reflect current market	0% - 20%
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
Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013, and December 31, 2012.

		March 31, 2013
		(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$51,592	$51,592
Interest-bearing time deposits	60,407	60,407
Investment securities available for sale	532,867		$515,189	$17,678
Investment securities held to maturity	336,696		344,948	6,491
Mortgage loans held for sale	26,555		26,555
Loans	2,811,005			2,824,164
Federal Reserve Bank and Federal Home Loan Bank stock	32,777		32,777
Interest rate swap asset	5,388		5,388
Interest receivable	15,346		15,346
Liabilities:
Deposits	$3,310,808	$2,481,769	$825,841
Borrowings:
Federal funds purchased
Securities sold under repurchase agreements	161,813		162,234
Federal Home Loan Bank advances	93,169		96,211
Subordinated debentures and term loans	111,778		62,596
Interest rate swap liability	8,307		8,307
Interest payable	1,348		1,348

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

		December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$101,460	$101,460
Interest-bearing time deposits	38,443	38,443
Investment securities available for sale	513,343		$495,015	$18,328
Investment securities held to maturity	361,020		366,590	11,584
Mortgage loans held for sale	22,300		22,300
Loans	2,832,843			2,852,614
Federal Reserve Bank and Federal Home Loan Bank stock	32,785		32,785
Interest rate swap asset	6,300		6,300
Interest receivable	16,367		16,367
Liabilities:
Deposits	$3,346,383	$2,478,706	$865,793
Borrowings:
Federal funds purchased	18,862		18,862
Securities sold under repurchase agreements	141,828		142,318
Federal Home Loan Bank advances	94,238		97,357
Subordinated debentures and term loans	112,161		62,133
Interest rate swap liability	9,766		9,766
Interest payable	1,841		1,841

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

Derivative instruments:  The fair value of the interest rate swaps reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.  Interest rate caps are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rate of the caps.  The projected cash receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Interest Receivable and Interest Payable:  The fair value of interest receivables/payable approximates the carrying amount.

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

Federal funds purchased:  The fair value of Federal Funds purchased approximates the carrying amount.

Borrowings:  The fair value of borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 8

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2013 and 2012:

	Accumulated Other Comprehensive Income
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2012	$17,904	$(3,272)	$(2,652)	$(17,479)	$(5,499)
Other comprehensive income before reclassifications	(2,115)	72	193		(1,850)
Amounts reclassified from accumulated other comprehensive income	(161)		122	640	601
Period change	(2,276)	72	315	640	(1,249)
Balance at March 31, 2013	$15,628	$(3,200)	$(2,337)	$(16,839)	$(6,748)

Balance at December 31, 2011	$18,244	$(3,168)	$(1,841)	$(16,837)	$(3,602)
Other comprehensive income before reclassifications	(20)	(14)	304		270
Amounts reclassified from accumulated other comprehensive income	(513)			520	7
Period change	(533)	(14)	304	520	277
Balance at March 31, 2012	$17,711	$(3,182)	$(1,537)	$(16,317)	$(3,325)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2013 and 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2013	2012	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$248	$789	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(87)	(276)	Income tax expense
	$161	$513

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(188)		Interest expense - subordinated debentures and term loans
Related income tax benefit	66		Income tax expense
	$(122)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(985)	$(802)	Other expenses - salaries and employee benefits
Related income tax benefit	345	282	Income tax expense
	$(640)	$(520)

Total reclassifications for the period, net of tax	$(601)	$(7)

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 3. INVESTMENT SECURITIES.

(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a 10-year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation continue to vest after retirement. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2013, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2013 and 2012 were $374,000 and $326,000 respectively. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

The estimated fair value of the stock options granted during 2013 and in prior years was calculated using a Black Scholes option pricing model.  The following summarizes the assumptions used in the 2013 Black Scholes model:

Risk-free interest rate	1.25%
Expected price volatility	45.68%
Dividend yield	2.96%
Forfeiture rate	4.73%
Weighted-average expected life, until exercise	7.3 years

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately five percent for the three months ended March 31, 2013, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended March 31,
	2013	2012
Stock and ESPP Options
Pre-tax compensation expense	$38	$46
Income tax benefit	(2)
Stock and ESPP option expense, net of income taxes	$36	$46
Restricted Stock Awards
Pre-tax compensation expense	$336	$280
Income tax benefit	(117)	(106)
Restricted stock awards expense, net of income taxes	$219	$174
Total Share-Based Compensation:
Pre-tax compensation expense	$374	$326
Income tax benefit	(119)	(106)
Total share-based compensation expense, net of income taxes	$255	$220

As of March 31, 2013, unrecognized compensation expense related to stock options and RSAs totaling $94,000 and $3,071,000, respectively, is expected to be recognized over weighted-average periods of 1.14 and 1.86 years, respectively.

Stock option activity under the Corporation's stock option plans as of March 31, 2013 and changes during the three months ended March 31, 2013, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	906,636	$21.58
Granted	9,000	$15.32
Exercised	(2,250)	$6.99
Canceled	(8,471)	$24.69
Outstanding March 31, 2013	904,915	$21.60	3.87	1,140,887
Vested and Expected to Vest at March 31, 2013	904,915	$21.60	3.87	1,140,887
Exercisable at March 31, 2013	867,615	$22.00	3.64	1,023,790

The weighted-average grant date fair value was $5.32 and $3.86 for stock options granted during the three months ended March 31, 2013 and 2012, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2013.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the first three months of 2013 was $18,000. Cash receipts of stock options exercised during this same period were $16,000. There were no stock options exercised during the first three months of 2013.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2013	401,375	$9.29
Granted	109,118	$14.74
Vested	(100,123)	$5.95
Forfeited	(200)	$11.38
Unvested RSAs at March 31, 2013	410,170	$11.55

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2013 quarterly offering period of approximately $17,000. The ESPP options vested during the three months ending March 31, 2013, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2013.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

Income Tax

	Three Months Ended March 31,
	2013	2012
Income Tax Expense :
Currently Payable:
Federal	$(906)	$818
State
Deferred:
Federal	5,574	4,682
State
Total Income Tax Expense	$4,668	$5,500
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$5,787	$6,955
Tax-exempt interest income	(897)	(931)
Stock compensation	11	16
Earnings on life insurance	(245)	(483)
Tax credits	(18)	(18)
Other	30	(39)
Actual Tax Expense	$4,668	$5,500

NOTE 11

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

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$11,865			$14,371
Less: Preferred Stock dividends and discount accretion	(857)			(1,135)
Net income available to common stockholders	11,008	28,716,987	$0.38	13,236	28,582,616	$0.46
Effect of dilutive stock options and warrants		254,251			172,097
Diluted net income per share:
Net income available to common stockholders	$11,008	28,971,238	$0.38	$13,236	28,754,713	$0.46

Stock options to purchase 698,718 and 967,987 shares for the three months ended March 31, 2013, and 2012, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 12

IMPACT OF ACCOUNTING CHANGES

ASU 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments were applied retrospectively for all comparative periods presented. The amendments did not have a material impact on the Corporation's Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

ASU 2013-01- Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments did not have a material impact on the Corporation's Condensed Consolidated Financial Statements.
ASU 2013-02- Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The disclosures required by the amendment were applied retrospectively for all comparative periods presented (See NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME).

NOTE 13

CONTINGENT LIABILITIES

On April 16, 2013, First Merchants was named in a class action lawsuit in Delaware County Circuit Court challenging First Merchant's checking account practices associated with the assessment of overdraft fees. The plaintiff seeks damages and other relief, including restitution and injunctive relief. First Merchants believes it has meritorious defenses to the claims brought by the plaintiff. At this phase of the litigation, it is not possible for management of First Merchants to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss. No class has yet been certified and discovery is still ongoing.

PART I: FINANCIAL INFORMATION
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

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2013, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, National Association.  The Bank includes seventy-six banking locations in twenty-four Indiana and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $11.0 million, or $0.38 per fully diluted common share for the quarter ended March 31, 2013. Net income available to common stockholders for the quarter ended March 31, 2012 was $13.2 million, or $0.46 per fully diluted common share. On February 10, 2012, the Bank assumed substantially all the deposits and certain other liabilities and acquired certain assets of SCB Bank, from the FDIC as the receiver of SCB Bank. This transaction generated a pre-tax gain of $9.1 million, or $0.21 per common share after tax. Details of this transaction are included in NOTE 2. PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

As of March 31, 2013, total assets equaled $4.3 billion, a decrease of $52.0 million from December 31, 2012.  Total loans of $2.9 billion decreased slightly from December 31, 2012 by $18.4 million. Additional details of the changes in the Corporation's loans and other earning assets are discussed within the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The Corporation’s allowance for loan losses totaled $68.5 million as of March 31, 2013.  The allowance provides 146.6 percent coverage of all non-accrual loans and 2.36 percent of total loans.  Provision expense totaled $2.1 million for first quarter of 2013, compared to $4.9 million in the first quarter of 2012.  Net charge-offs totaled $2.9 million for the first quarter of 2013, down from $5.4 million for the first quarter of 2012.  Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Taxes, both current and deferred, decreased in the first quarter of 2013 by $3.3 million, mainly due to the receipt of a $3.6 million tax refund associated with amendment of prior year tax returns.

Total Deposits of $3.3 billion decreased slightly from December 31, 2012 by $35.6 million, or 1.1%. Non-maturity deposits remained steady at $2.5 billion, while maturity deposits declined slightly as the Bank focuses on low cost deposits and pricing discipline.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Net interest income totaled $39.5 million for the quarter, as net interest margin remained strong during the quarter totaling 4.25 percent as yields on earning assets totaled 4.70 percent and the cost of supporting liabilities totaled .45 percent. Additional details of the Corporation's net interest income are discussed within the "NET INTEREST INCOME" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis (“FTE”), which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35 percent in effect for all periods.  Net interest margin increased 29 basis points from 3.96 percent in the first quarter of 2012 to 4.25 percent in the first quarter of 2013, while earning assets increased by $54.3 million.

The increased net interest income during the three months ended March 31, 2013 compared with the same period in 2012 was driven by three primary factors.  The first factor is a result of the February 10, 2012 assumption of substantially all the deposits, certain other liabilities and acquisition of certain assets of SCB Bank. Due to this transaction, the Bank had a higher level of earning assets and interest income resulting from the assumption of SCB loans and related fair value accretion recognized in interest income.  Additional details can be found in NOTE 2.  PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.  The second factor contributing to the improvement in the net interest margin, expressed as a percentage of earning assets, was a $2.5 million interest income recovery on a previously charged-off loan. Lastly, the improvement in net interest income was also a result of the Corporation’s ability to lower its cost of funds and in particular its cost of deposits, due to the growth of the Corporation’s non-interest bearing demand deposits and interest-bearing non-maturity deposits.

During the three months ended March 31, 2013, asset yields decreased 4 basis points FTE and interest costs decreased 33 basis points, resulting in a 29 basis point FTE increase in net interest income as compared to the same period in 2012.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2013, and 2012.

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
Annualized net interest income	$157,830	$144,465
Annualized FTE adjustment	$5,537	$5,771
Annualized net interest income on a fully taxable equivalent basis	$163,367	$150,236
Average earning assets	$3,843,741	$3,789,437
Interest income (FTE) as a percent of average earning assets	4.70%	4.74%
Interest expense as a percent of average earning assets	0.45%	0.78%
Net interest income (FTE) as a percent of average earning assets	4.25%	3.96%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  Annualized amounts are computed utilizing a 30/360 day basis.

NON-INTEREST INCOME

Non-interest income decreased $8.8 million or 38.8 percent in the first quarter of 2013, compared to the first quarter of 2012.  During the first quarter of 2012, a gross purchase gain of $9.1 million was recognized from the purchase of certain assets and assumption of certain liabilities of SCB Bank in Shelby County Indiana.  See NOTE 2. PURCHASE AND ASSUMPTION in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for additional discussion of this transaction.

Additionally, earnings on cash surrender value of life insurance decreased by $678,000 compared to the first quarter of 2012. This decrease was primarily driven by a death benefit of $576,000 received from Bank Owned Life Insurance during the first quarter of 2012. Finally, $541,000 less gains on the sale of investment securities was realized in the first quarter of 2013 than in the first quarter of 2012.

Offsetting these declines were increased insurance commissions and gains on the sale of mortgage loans of $505,000 and $426,000, respectively, from the same period of 2012.

NON-INTEREST EXPENSE

Non-interest expenses increased $672,000 or 2.0 percent in the first quarter of 2013, compared to the first quarter of 2012.  Salaries and employee benefits increased $1.4 million or 7.4 percent over the same quarter last year.  Base salaries were up $237,000 or 1.9 percent, while commissions and incentives increased $605,000 over the same quarter last year.  Retirement plan and employee insurance expenses increased $179,000 and $165,000, respectively, when compared to the first quarter of 2012.

The increases mentioned above were partially offset by declines in FDIC assessment expense of $373,000 and other real estate owned and credit related expenses of $320,000, from the first quarter of 2012 to the first quarter of 2013.

INCOME TAX EXPENSE

The income tax expense for the three months ended March 31, 2013, was $4,668,000 on pre-tax net income of $16,533,000.  For the same period in 2012, the income tax expense was $5,500,000 on pre-tax net income of $19,871,000. Additional details are discussed within the “RESULTS OF OPERATIONS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 7.88 percent at March 31, 2013, and 7.55 percent at December 31, 2012.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At March 31, 2013, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2013, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	March 31, 2013		December 31, 2012
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$511,597	15.91%	$526,792	16.34%
Tier 1 capital (to risk-weighted assets)	451,059	14.03%	456,132	14.15%
Tier 1 capital (to average assets)	451,059	11.00%	456,132	11.03%
First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$521,316	16.22%	$515,337	16.01%
Tier 1 capital (to risk-weighted assets)	480,825	14.96%	474,782	14.75%
Tier 1 capital (to average assets)	480,825	11.75%	474,782	11.50%

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

On January 3, 2013, the Corporation redeemed 22,695.94 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") held by the U.S. Department of the Treasury (the "Treasury") at an aggregate redemption price of $22,695,940, plus accrued but unpaid dividends. The Series B Preferred Stock was issued to the Treasury in September of 2011 as part of the Corporation's participation in the Small Business Lending Fund Program. Following the redemption, the Treasury holds 68,087 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $68 million.

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is also meaningful when considering performance measures of the Corporation. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Amounts)	2013	2012
Average goodwill	$141,374	$141,357
Average core deposit intangible (CDI)	7,966	8,871
Average deferred tax on CDI	(2,242)	(2,200)
Intangible adjustment	$147,098	$148,028
Average stockholders' equity (GAAP capital)	$533,797	$517,774
Average cumulative preferred stock	(125)	(125)
Average non-cumulative preferred stock issued under the Small Business Lending Fund Program	(68,591)	(90,782)
Intangible adjustment	(147,098)	(148,028)
Average tangible capital	$317,983	$278,839
Average assets	$4,248,955	$4,202,955
Intangible adjustment	(147,098)	(148,028)
Average tangible assets	$4,101,857	$4,054,927
Net income available to common stockholders	$11,008	$13,236
CDI amortization, net of tax	207	266
Tangible net income available to common stockholders	$11,215	$13,502
Per Share Data:
Diluted net income available to common stockholders	$0.38	$0.46
Diluted tangible net income available to common stockholders	$0.39	$0.47
Ratios:
Return on average GAAP capital (ROE)	8.25%	10.23%
Return on average tangible capital	14.11%	19.37%
Return on average assets (ROA)	1.04%	1.26%
Return on average tangible assets	1.09%	1.33%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

PART I: FINANCIAL INFORMATION
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

Non-accrual loans decreased by $6,638,000 during the three months ended March 31, 2013, from $53,399,000 at December 31, 2012 to the March 31, 2013, balance of $46,761,000. In addition, other real estate owned declined $133,000 during the same period.  For other real estate owned, current appraisals are obtained to determine value as management continues to aggressively market these real estate assets. Accruing loans delinquent 90 or more days were $959,000 at March 31, 2013, down from $2,037,000 at December 31, 2012.

Commercial Impaired loans include all non-accrual loans, loans accounted for under SOP-03-3 and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2013, commercial impaired loans totaled $68,077,000, a decrease of $11,102,000 from the December 31, 2012, balance of $79,179,000, and down from the September 30, 2012 balance of $79,965,000. At March 31, 2013, an allowance for losses was not deemed necessary for commercial impaired loans totaling $55,000,000 as there was no identified loss on these credits. An allowance of $3,622,000 was recorded for the remaining balance of these impaired loans totaling $13,077,000 and is included in the corporation’s allowance for loan losses.

(Dollars in Thousands)	March 31, 2013	December 31, 2012
Non-Performing Assets:
Non-accrual loans	$46,761	$53,399
Renegotiated loans	5,445	12,681
Non-performing loans (NPL)	52,206	66,080
Other real estate owned	13,130	13,263
Non-performing assets (NPA)	65,336	79,343
90+ days delinquent and still accruing	959	2,037
Non-performing assets plus 90+ days delinquent	66,295	81,380
Impaired Loans	$68,077	$79,179

The composition of non-performing assets plus 90-days delinquent is reflected in the following table.

(Dollars in Thousands)	March 31, 2013	December 31, 2012
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$9,713	$13,690
Agricultural production financing and other loans to farmers	86
Real estate loans:
Construction	10,738	12,378
Commercial and farmland	29,752	34,999
Residential	13,446	16,620
Home Equity	2,452	3,198
Individuals' loans for household and other personal expenditures	91	190
Lease financing receivables, net of unearned income	17	301
Other loans		4
Non-performing assets plus 90+ days delinquent	$66,295	$81,380

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2013, the allowance for loan losses was $68,537,000, a decrease of $829,000 from December 31, 2012. As a percent of loans, the allowance was 2.36 percent at March 31, 2013, 2.37 percent at December 31, 2012, 2.43 percent at September 30, 2012 and 2.49 percent at June 30, 2012. The provision for loan losses for the three months ended March 31, 2013 was $2,102,000, a decrease of $2,773,000 from $4,875,000 for the same period in 2012. The continued improvement in credit quality, primarily the declines in loans graded substandard, doubtful and loss, contributed to the decrease in provision expense.  Specific reserves, on impaired loans decreased $621,000 from $4,243,000 at December 31, 2012, to $3,622,000 at March 31, 2013.

Net charge offs for the three months ended March 31, 2013, were $2,931,000, a decrease of $2,473,000 from the same period in 2012.  Of this amount, two charge offs, totaling 70.9 percent of net charge offs, was greater than $500,000. The distribution of the net charge offs for the three months ended March 31, 2013 and March 31, 2012 is reflected in the following table:

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
Net Charge Offs (Recoveries):
Commercial and industrial loans	$930	$2,206
Agricultural production financing and other loans to farmers	(18)	(14)
Real estate loans:
Construction	(258)	143
Commercial and farmland	1,228	1,647
Residential	746	768
Home Equity	338
Individuals' loans for household and other personal expenditures	(23)	113
Lease financing receivables, net of unearned income		(1)
Other Loans	(12)	542
Total Net Charge Offs	$2,931	$5,404

The declines in the value of commercial and residential real estate in our market over the last several years has had a negative impact on the underlying collateral value in our commercial, residential, land development and construction loans. Management continually evaluates commercial borrowers by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At March 31, 2013, total borrowings from the FHLB were $93,169,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2013, was $206,263,000.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $532,867,000 at March 31, 2013, an increase of $19,524,000, or 3.8 percent, from December 31, 2012.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity.  Securities classified as held to maturity that are maturing in one year or less, totaled $1,755,000 at March 31, 2013.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement.  As of March 31, 2013, the Corporation was in compliance with these financial covenants.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at March 31, 2013, are as follows:

(Dollars in Thousands)	March 31, 2013
Amounts of commitments:
Loan commitments to extend credit	$898,083
Standby and commercial letters of credit	18,339
$916,422

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at March 31, 2013, are as follows:

(Dollars in Thousands)	Remaining 2013	2014	2015	2016	2017	2018	2019 and after	Total
Operating leases	$1,726	$2,257	$2,086	$1,666	$1,023	$324	$1,041	$10,123
Securities sold under repurchase agreements	151,813	10,000						161,813
Federal Home Loan Bank advances	559	26,506	30,979	28,933	2,729	3,360	103	93,169
Subordinated debentures and term loans	76		55,000				56,702	111,778
Total	$154,174	$38,763	$88,065	$30,599	$3,752	$3,684	$57,846	$376,883

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of  March 31, 2013, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	March 31, 2013
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(6)
Three-year CMT	200	(3)
Five-year CMT	200	(15)
CD's	200	(24)
FHLB advances	200	(8)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2013. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		March 31, 2013
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$144,546	$152,514	$142,738
Variance from base		$7,968	$(1,808)
Percent of change from base		5.51%	(1.25)%

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

	December 31, 2012
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(8)
Three-year CMT	200	(3)
Five-year CMT	200	(10)
CD's	200	(25)
FHLB advances	200	(5)

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2013, and December 31, 2012. Earning assets decreased by $1,256,000 in the three months ended March 31, 2013.  Interest-bearing time deposits increased $21,964,000, while investments decreased by approximately $4,800,000. Loans and loans held for sale decreased by $18,412,000. The three loan classes that experienced the largest decreases from December 31, 2012 were construction, other loans and agricultural production financing and other loans to farmers.

(Dollars in Thousands)	March 31, 2013	December 31, 2012
Interest-bearing time deposits	$60,407	$38,443
Investment securities available for sale	532,867	513,343
Investment securities held to maturity	336,696	361,020
Mortgage loans held for sale	26,555	22,300
Loans	2,879,542	2,902,209
Federal Reserve and Federal Home Loan Bank stock	32,777	32,785
Total	$3,868,844	$3,870,100

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Corporation, and that address is (http://www.sec.gov).

PART I: FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is included as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “LIQUIDITY” and “INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK”.

PART I: FINANCIAL INFORMATION
ITEM 4. CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 1.  LEGAL PROCEEDINGS

On April 16, 2013, First Merchants was named in a class action lawsuit in Delaware County Circuit Court challenging First Merchant's checking account practices associated with the assessment of overdraft fees. The plaintiff seeks damages and other relief, including restitution and injunctive relief. First Merchants believes it has meritorious defenses to the claims brought by the plaintiff. At this phase of the litigation, it is not possible for management of First Merchants to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss. No class has yet been certified and discovery is still ongoing.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s December 31, 2012, Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the quarter ended March 31, 2013, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January, 2013			—	—
February, 2013	31,805	$14.81	—	—
March, 2013	182	$14.83	—	—

The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

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

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Merchants Corporation
(Registrant)

Date: May 10, 2013	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

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