Form 10-Q
period 2013-06-30
FIRST MERCHANTS CORP
filed 2013-08-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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

As of July 31, 2013, there were 28,807,341 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$69,404	$101,460
Interest-bearing time deposits	59,898	38,443
Investment securities available for sale	584,593	513,343
Investment securities held to maturity (fair value of $331,765 and $378,174)	324,399	361,020
Mortgage loans held for sale	14,531	22,300
Loans, net of allowance for loan losses of $68,202 and $69,366	2,851,878	2,832,843
Premises and equipment	54,165	52,749
Federal Reserve and Federal Home Loan Bank stock	32,790	32,785
Interest receivable	15,186	16,367
Core deposit intangibles	7,384	8,154
Goodwill	141,375	141,375
Cash surrender value of life insurance	126,710	125,397
Other real estate owned	11,765	13,263
Tax asset, deferred and receivable	30,959	30,867
Other assets	13,227	14,455
TOTAL ASSETS	$4,338,264	$4,304,821
LIABILITIES
Deposits:
Noninterest-bearing	$741,095	$801,597
Interest-bearing	2,591,698	2,544,786
Total Deposits	3,332,793	3,346,383
Borrowings:
Federal funds purchased	57,085	18,862
Securities sold under repurchase agreements	161,779	141,828
Federal Home Loan Bank advances	92,743	94,238
Subordinated debentures and term loans	111,778	112,161
Total Borrowings	423,385	367,089
Interest payable	1,150	1,841
Other liabilities	41,643	37,272
Total Liabilities	3,798,971	3,752,585
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized - 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding - 68,087 and 90,782.94 shares	68,087	90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 28,801,848 and 28,692,616 shares	3,600	3,587
Additional paid-in capital	257,626	256,843
Retained earnings	225,034	206,397
Accumulated other comprehensive loss	(15,179)	(5,499)
Total Stockholders' Equity	539,293	552,236
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,338,264	$4,304,821

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans receivable:
Taxable	$34,018	$36,652	$71,177	$72,500
Tax exempt	113	123	230	240
Investment securities:
Taxable	3,577	4,468	7,195	9,042
Tax exempt	2,515	2,551	4,969	5,113
Deposits with financial institutions	62	28	81	53
Federal Reserve and Federal Home Loan Bank stock	368	347	739	690
Total Interest Income	40,653	44,169	84,391	87,638
INTEREST EXPENSE
Deposits	2,599	3,939	5,490	8,049
Federal funds purchased	1	12	12	24
Securities sold under repurchase agreements	208	197	402	492
Federal Home Loan Bank advances	462	637	921	1,631
Subordinated debentures and term loans	733	1,331	1,458	3,273
Total Interest Expense	4,003	6,116	8,283	13,469
NET INTEREST INCOME	36,650	38,053	76,108	74,169
Provision for loan losses	1,997	4,545	4,099	9,420
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,653	33,508	72,009	64,749
OTHER INCOME
Service charges on deposit accounts	2,912	2,893	5,641	5,712
Fiduciary activities	2,264	1,938	4,371	3,921
Other customer fees	2,816	3,150	5,596	5,736
Commission income	1,748	1,485	3,920	3,152
Earnings on cash surrender value of life insurance	610	662	1,310	2,040
Net gains and fees on sales of loans	2,457	2,314	4,835	4,266
Net realized gains on sales of available for sale securities	239	502	487	1,291
Gain on FDIC modified whole bank transaction				9,124
Other income	1,013	221	1,776	581
Total Other Income	14,059	13,165	27,936	35,823
OTHER EXPENSES
Salaries and employee benefits	20,536	19,641	41,327	38,995
Net occupancy	2,267	2,473	4,869	5,124
Equipment	1,742	1,656	3,516	3,461
Marketing	535	564	1,002	1,006
Outside data processing fees	1,391	1,506	2,871	2,882
Printing and office supplies	311	294	642	561
Core deposit amortization	383	480	770	949
FDIC assessments	674	862	1,418	1,979
Other real estate owned and credit-related expenses	1,479	2,122	3,345	4,308
Other expenses	4,424	4,582	8,682	8,943
Total Other Expenses	33,742	34,180	68,442	68,208
INCOME BEFORE INCOME TAX	14,970	12,493	31,503	32,364
Income tax expense	4,155	3,288	8,823	8,788
NET INCOME	10,815	9,205	22,680	23,576
Preferred stock dividends	(852)	(1,135)	(1,709)	(2,270)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,963	$8,070	$20,971	$21,306
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.35	$0.28	$0.73	$0.74
Diluted Net Income Available to Common Stockholders	$0.34	$0.28	$0.72	$0.74
Cash Dividends Paid	$0.05	$0.03	$0.08	$0.04
Average Diluted Shares Outstanding (in thousands)	29,024	28,815	28,997	28,782

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$10,815	$9,205	$22,680	$23,576
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of income tax of $5,201, $664, $6,340, and $653	(9,659)	1,232	(11,773)	1,212
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $113, $24, $151, and $31	209	(44)	281	(58)
Unrealized gain (loss) on cash flow hedges arising during the period, net of income tax of $525, $568, $629, and $404	976	(1,053)	1,169	(749)
Amortization of items previously recorded in accumulated other comprehensive income, net of income tax of $39, $113, $384, and $394	73	209	713	729
Reclassification adjustment for gains included in net income net of income tax expense of $17, $176, $37, and $452	(30)	(326)	(70)	(839)
	(8,431)	18	(9,680)	295
Comprehensive income	$2,384	$9,223	$13,000	$23,871

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2012	90,908	$90,908	28,692,616	$3,587	$256,843	$206,397	$(5,499)	$552,236
Comprehensive Income
Net Income						22,680		22,680
Other Comprehensive Income, net of tax							(9,680)	(9,680)
Cash Dividends on Common Stock ($.08 per Share)						(2,334)		(2,334)
Cash Dividends on Preferred Stock under Small Business Lending Fund						(1,709)		(1,709)
Preferred Stock redeemed under Small Business Lending Fund	(22,696)	(22,696)						(22,696)
Share-based Compensation			105,857	13	797			810
Stock Issued Under Employee Benefit Plans			20,412	3	267			270
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			9,314	1	150			151
Stock options exercised			6,000	1	43			44
Stock Redeemed			(32,351)	(5)	(474)			(479)
Balances, June 30, 2013	68,212	$68,212	28,801,848	$3,600	$257,626	$225,034	$(15,179)	$539,293

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,
	2013	2012
Cash Flow From Operating Activities:
Net income	$22,680	$23,576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,099	9,420
Depreciation and amortization	2,162	2,348
Change in deferred taxes	8,083	7,452
Share-based compensation	810	686
Mortgage loans originated for sale	(184,270)	(177,645)
Proceeds from sales of mortgage loans	192,039	180,231
Gain on acquisition		(9,124)
Gains on sales of securities available for sale	(487)	(1,291)
Change in interest receivable	1,181	1,745
Change in interest payable	(691)	(1,124)
Other adjustments	(1,807)	1,297
Net cash provided by operating activities	$43,799	$37,571
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$(21,455)	$11,091
Purchases of:
Securities available for sale	(161,027)	(82,459)
Securities held to maturity	(7,772)	(566)
Proceeds from sales of securities available for sale	25,222	26,351
Proceeds from maturities of:
Securities available for sale	56,417	47,379
Securities held to maturity	42,336	30,131
Change in Federal Reserve and Federal Home Loan Bank stock	(5)	(2)
Net change in loans	(27,059)	(4,579)
Net cash received from acquisition		29,113
Proceeds from the sale of other real estate owned	4,730	3,437
Other adjustments	(3,578)	(1,216)
Net cash provided (used) by investing activities	$(92,191)	$58,680
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$86,485	$93,510
Certificates of deposit and other time deposits	(100,075)	(65,176)
Proceeds from borrowings	77,070	31,755
Repayment of borrowings	(20,391)	(157,811)
Cash dividends on common stock	(2,334)	(1,160)
Cash dividends on preferred stock	(1,709)	(2,270)
Stock issued under employee benefit plans	270	225
Stock issued under dividend reinvestment and stock purchase plans	151	87
Stock options exercised	44
Stock redeemed	(479)	(230)
Cumulative preferred stock redeemed (SBLF)	(22,696)
Net cash provided (used) by financing activities	$16,336	$(101,070)
Net Change in Cash and Cash Equivalents	(32,056)	(4,819)
Cash and Cash Equivalents, January 1	101,460	73,312
Cash and Cash Equivalents, June 30	$69,404	$68,493
Additional cash flow information:
Interest paid	$8,974	$14,226
Income tax paid (refunded)	$1,378	$3,988
Loans transferred to other real estate owned	$3,925	$3,199
Non-cash investing activities using trade date accounting	$9,854	$757
Liabilities assumed, net of cash		$166,112

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2012, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the year.

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

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2013
U.S. Government-sponsored agency securities	$4,022	$40		$4,062
State and municipal	184,912	5,351	$3,169	187,094
U.S. Government-sponsored mortgage-backed securities	390,114	5,357	4,488	390,983
Corporate obligations	6,267		5,519	748
Equity securities	1,706			1,706
Total available for sale	587,021	10,748	13,176	584,593
Held to maturity at June 30, 2013
State and municipal	115,943	552	11	116,484
U.S. Government-sponsored mortgage-backed securities	208,456	7,046	221	215,281
Total held to maturity	324,399	7,598	232	331,765
Total Investment Securities	$911,420	$18,346	$13,408	$916,358

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
U.S. Government-sponsored agency securities	$4,475	$165		$4,640
State and municipal	148,187	10,025	$18	158,194
U.S. Government-sponsored mortgage-backed securities	337,631	10,994	46	348,579
Corporate obligations	6,105		5,881	224
Equity securities	1,706			1,706
Total available for sale	498,104	21,184	5,945	513,343
Held to maturity at December 31, 2012
State and municipal	117,227	5,489	1	122,715
U.S. Government-sponsored mortgage-backed securities	243,793	11,681	15	255,459
Total held to maturity	361,020	17,170	16	378,174
Total Investment Securities	$859,124	$38,354	$5,961	$891,517

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The amortized cost and fair value of available for sale securities and held to maturity securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2013:
Due in one year or less	$6,554	$6,735	$1,755	$1,757
Due after one through five years	13,272	13,763	9,429	9,692
Due after five through ten years	56,466	57,995	58,321	58,326
Due after ten years	118,909	113,411	46,438	46,709
	$195,201	$191,904	$115,943	$116,484
U.S. Government-sponsored mortgage-backed securities	390,114	390,983	208,456	215,281
Equity securities	1,706	1,706
Total Investment Securities	$587,021	$584,593	$324,399	$331,765

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $317,638,000 at June 30, 2013, and $335,775,000 at December 31, 2012.

The book value of securities sold under agreements to repurchase amounted to $150,396,000 at June 30, 2013, and $128,094,000 at December 31, 2012.

Gross gains and losses on the sales and redemptions of available for sale securities, and other-than-temporary impairment (“OTTI”) losses recognized for the three and six months ended June 30, 2013 and 2012 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales and Redemptions of Available for Sale Securities:
Gross gains	$239	$502	$487	$1,291
Gross losses	—	—	—	—
Other-than-temporary impairment losses	—	—	—	$—

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013, and December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at June 30, 2013
State and municipal	$66,388	$3,180			$66,388	$3,180
U.S. Government-sponsored mortgage-backed securities	183,941	4,709			183,941	4,709
Corporate obligations			$717	$5,519	717	5,519
Total Temporarily Impaired Investment Securities	$250,329	$7,889	$717	$5,519	$251,046	$13,408

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2012
State and municipal	$4,524	$19			$4,524	$19
U.S. Government-sponsored mortgage-backed securities	12,320	61			12,320	61
Corporate obligations			$194	$5,881	194	5,881
Total Temporarily Impaired Investment Securities	$16,844	$80	$194	$5,881	$17,038	$5,961

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	June 30, 2013	December 31, 2012
Investments reported at less than historical cost:
Historical cost	$264,454	$22,999
Fair value	$251,046	$17,038
Percent of the Corporation's available for sale and held to maturity portfolio	27.6%	1.9%

The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment ("OTTI") as of June 30, 2013. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $6.3 million and a fair value of $717,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

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

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates. The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2013.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2013.

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations were due to the decline in value related to the pooled trust preferred securities, and is attributable to temporary illiquidity and the financial crisis affecting these markets, coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities.  The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed.  The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at June 30, 2013.

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

	Accumulated Credit Losses in 2013	Accumulated Credit Losses in 2012
Credit losses on debt securities held:
Balance, January 1	$11,355	$11,355
Additions related to other-than-temporary losses not previously recognized
Balance, June 30	$11,355	$11,355

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, residential real estate, auto and small consumer lending, which results in portfolio diversification.  The following tables show the composition in the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale as of June 30, 2013, and December 31, 2012, were $14,531,000 and $22,300,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2013	December 31, 2012
Commercial and industrial loans	$657,764	$622,579
Agricultural production financing and other loans to farmers	105,175	112,527
Real estate loans:
Construction	101,909	98,639
Commercial and farmland	1,272,761	1,266,682
Residential	460,108	473,537
Home Equity	203,788	203,406
Individuals' loans for household and other personal expenditures	79,258	75,748
Lease financing receivables, net of unearned income	1,828	2,590
Other loans	37,489	46,501
Loans	2,920,080	2,902,209
Allowance for loan losses	(68,202)	(69,366)
Net Loans	$2,851,878	$2,832,843

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

Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio as of June 30, 2013.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2013, and June 30, 2012:

	Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$25,371	$24,978	$2,689	$15,479	$20	$68,537
Provision for losses	1,917	(673)	225	497	31	1,997
Recoveries on loans	683	1,389	107	347		2,526
Loans charged off	(1,408)	(2,089)	(136)	(1,210)	(15)	(4,858)
Balances, June 30, 2013	$26,563	$23,605	$2,885	$15,113	$36	$68,202

	Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$25,913	$26,703	$2,593	$14,157		$69,366
Provision for losses	2,275	(1,428)	298	2,903	$51	4,099
Recoveries on loans	2,556	2,765	316	635		6,272
Loans charged off	(4,181)	(4,435)	(322)	(2,582)	(15)	(11,535)
Balances, June 30, 2013	$26,563	$23,605	$2,885	$15,113	$36	$68,202

	Three Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$15,574	$37,907	$2,805	$14,083		$70,369
Provision for losses	4,325	(750)	(177)	1,147		4,545
Recoveries on loans	519	1,636	168	481		2,804
Loans charged off	(2,627)	(3,660)	(365)	(923)		(7,575)
Balances, June 30, 2012	$17,791	$35,133	$2,431	$14,788		$70,143

	Six Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Provision for losses	4,902	1,028	(161)	3,655	(4)	9,420
Recoveries on loans	667	1,864	376	794	1	3,702
Loans charged off	(5,509)	(5,678)	(686)	(2,004)		(13,877)
Balances, June 30, 2012	$17,791	$35,133	$2,431	$14,788		$70,143

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment as of the periods indicated:

	June 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,353	$2,754		$5		$4,112
Collectively evaluated for impairment	24,941	20,708	$2,885	15,084	$36	63,654
Loans Acquired with Deteriorated Credit Quality	269	143		24		436
Total Allowance for Loan Losses	$26,563	$23,605	$2,885	$15,113	$36	$68,202
Loan Balances:
Individually evaluated for impairment	$10,114	$36,690		$6,269		$53,073
Collectively evaluated for impairment	789,354	1,328,427	$79,258	656,900	$1,828	2,855,767
Loans Acquired with Deteriorated Credit Quality	960	9,553		727		11,240
Loans	$800,428	$1,374,670	$79,258	$663,896	$1,828	$2,920,080

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	June 30, 2013	December 31, 2012
Commercial and industrial loans	$8,543	$12,195
Agriculture Production financing and other loans to farmers	33
Real Estate Loans:
Construction	2,492	4,814
Commercial and farmland	15,352	22,612
Residential	11,148	11,476
Home Equity	1,234	1,997
Lease financing receivables, net of unearned income		301
Other Loans	169	4
Total	$38,971	$53,399

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the composition of the Corporation’s commercial impaired loans by loan class for the periods indicated:

	June 30, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$17,836	$5,556
Agriculture production financing and other loans to farmers	34	33
Real Estate Loans:
Construction	4,540	3,053
Commercial and farmland	44,620	32,658
Residential	8,228	5,968
Home equity	3,412	226
Other loans	140	30
Total	$78,810	$47,524
Impaired loans with related allowance:
Commercial and industrial loans	$7,193	$5,306	$1,476
Real Estate Loans:
Construction	961	599	74
Commercial and farmland	10,249	9,177	2,823
Residential	465	235	29
Other loans	321	148	146
Total	$19,189	$15,465	$4,548
Total Impaired Loans	$97,999	$62,989	$4,548

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$28,532	$11,730
Real Estate Loans:
Construction	9,787	5,164
Commercial and farmland	58,173	43,204
Residential	8,820	6,215
Home equity	4,199	1,006
Other loans	83	14
Total	$109,594	$67,333
Impaired loans with related allowance:
Commercial and industrial loans	$4,415	$4,155	$1,628
Real Estate Loans:
Construction	1,202	1,058	105
Commercial and farmland	5,579	5,182	2,460
Residential	1,722	1,451	50
Total	$12,918	$11,846	$4,243
Total Impaired Loans	$122,512	$79,179	$4,243

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$5,864	$35	$6,138	$69
Agriculture production financing and other loans to farmers	33		33
Real Estate Loans:
Construction	3,060	19	3,070	38
Commercial and farmland	32,932	382	33,192	760
Residential	6,067	18	6,372	37
Home equity	226		245
Other loans	31		32
Total	$48,213	$454	$49,082	$904
Impaired loans with related allowance:
Commercial and industrial	$5,669	$3	$6,138	$5
Real Estate Loans:
Construction	599		599
Commercial and farmland	9,227		9,323
Residential	238		240
Other loans	$152		$156
Total	$15,885	$3	$16,456	$5
Total Impaired Loans	$64,098	$457	$65,538	$909

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$11,411	$39	$12,418	$64
Real Estate Loans:
Construction	8,040	16	8,581	29
Commercial and farmland	41,084	315	42,615	575
Residential	5,815	15	6,072	26
Home equity	570	3	585	6
Individuals' loans for household and other personal expenditures	139		139
Other loans	18		19
Total	$67,077	$388	$70,429	$700
Impaired loans with related allowance:
Commercial and industrial loans	$6,111	$11	$6,136	$21
Real Estate Loans:
Construction	1,931		1,936
Commercial and farmland	8,369	45	8,505	89
Residential	2,012	19	1,993	38
Total	$18,423	$75	$18,570	$148
Total Impaired Loans	$85,500	$463	$88,999	$848

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize the credit quality of the Corporation’s loan portfolio, by loan class as of the periods indicated.  Consumer non-performing loans include accruing consumer loans 90 plus days delinquent and consumer non-accrual loans.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified date.

	June 30, 2013
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$606,312	$24,198	$25,352	$1,902				$657,764
Agriculture production financing and other loans to farmers	104,928	214	33					105,175
Real Estate Loans:
Construction	87,384	7,880	6,253				$392	101,909
Commercial and farmland	1,164,325	44,639	63,212	350			235	1,272,761
Residential	140,813	1,468	14,258	140		$296,399	7,030	460,108
Home equity	10,034	663	866			191,023	1,202	203,788
Individuals' loans for household and other personal expenditures						79,258		79,258
Lease financing receivables, net of unearned income	1,695		133					1,828
Other loans	37,311	9	169					37,489
Loans	$2,152,802	$79,071	$110,276	$2,392		$566,680	$8,859	$2,920,080

	December 31, 2012
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$559,852	$23,678	$34,460	$4,589				$622,579
Agriculture production financing and other loans to farmers	112,209	224	94					112,527
Real Estate Loans:
Construction	85,728	1,384	11,356				$171	98,639
Commercial and farmland	1,148,561	38,199	79,078	553			291	1,266,682
Residential	145,402	5,437	13,880	922		$301,614	6,282	473,537
Home equity	9,092	893	1,657			189,721	2,043	203,406
Individuals' loans for household and other personal expenditures						75,748		75,748
Lease financing receivables, net of unearned income						2,289	301	2,590
Other loans	46,473		28					46,501
Loans	$2,107,317	$69,815	$140,553	$6,064		$569,372	$9,088	$2,902,209

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class as of June 30, 2013, and December 31, 2012:

	June 30, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$648,160	$720	$341		$8,543	$9,604	$657,764
Agriculture production financing and other loans to farmers	105,142				33	33	105,175
Real Estate Loans:
Construction	99,398	19			2,492	2,511	101,909
Commercial and farmland	1,252,554	4,424	431		15,352	20,207	1,272,761
Residential	442,918	3,828	1,335	$879	11,148	17,190	460,108
Home equity	201,041	755	565	193	1,234	2,747	203,788
Individuals' loans for household and other personal expenditures	78,652	532	74			606	79,258
Lease financing receivables, net of unearned income	1,828						1,828
Other loans	37,320				169	169	37,489
Loans	$2,867,013	$10,278	$2,746	$1,072	$38,971	$53,067	$2,920,080

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$607,442	$2,628	$144	$170	$12,195	$15,137	$622,579
Agriculture production financing and other loans to farmers	112,527						112,527
Real Estate Loans:
Construction	93,426	399			4,814	5,213	98,639
Commercial and farmland	1,238,907	3,276	1,822	65	22,612	27,775	1,266,682
Residential	453,743	5,734	1,338	1,246	11,476	19,794	473,537
Home equity	199,063	1,467	323	556	1,997	4,343	203,406
Individuals' loans for household and other personal expenditures	74,919	799	30			829	75,748
Lease financing receivables, net of unearned income	2,289				301	301	2,590
Other loans	46,497				4	4	46,501
Loans	$2,828,813	$14,303	$3,657	$2,037	$53,399	$73,396	$2,902,209

See the information regarding the analysis of loan loss experience in the "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

On occasion, borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays including debt payments. Concurrently, in an effort to preserve and protect earning assets, specifically troubled loans, the Corporation works to maintain its relationship with certain customers who are experiencing financial difficulty by contractually modifying the borrower's debt agreement with the Corporation. In certain loan restructuring situations, the Corporation may grant a concession to a debtor experiencing financial difficulty, resulting in a trouble debt restructuring. A concession is deemed to be granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest accrued at the original contract rate. If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of the collateral is considered in determining whether the principal will be paid.
The following tables summarize troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$36	$36	1	$133	$133	4
Real Estate Loans:
Commercial and farmland	4,474	3,550	2	4,985	3,981	4
Residential	432	420	5	467	457	6
Individuals' loans for household and other personal expenditures	44	45	2	44	45	2
Total	$4,986	$4,051	10	$5,629	$4,616	16

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$166	$166	2	$405	$405	4
Real Estate Loans:
Construction	491	350	1	491	350	1
Commercial and farmland	730	735	4	2,508	2,369	6
Residential	1,733	1,598	11	1,957	1,822	15
Total	$3,120	$2,849	18	$5,361	$4,946	26

Residential real estate loans account for 50 percent and 38 percent of the troubled debt restructured loans made in the three and six months ended June 30, 2013, respectively.  Nine and eleven troubled debt restructured loans made during the three and six months ended June 30, 2013, respectively, are in accrual status.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended June 30, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$36			$36
Real Estate Loans:
Commercial and farmland			$3,549	3,549
Residential		$100	319	419
Individuals' loans for household and other personal expenditures			45	45
Total	$36	$100	$3,913	$4,049

	Six Months Ended June 30, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$60		$66	$126
Real Estate Loans:
Commercial and farmland			3,935	3,935
Residential		$100	355	455
Individuals' loans for household and other personal expenditures			45	45
Total	$60	$100	$4,401	$4,561

	Three Months Ended June 30, 2012
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$31	$31
Real Estate Loans:
Construction			346	346
Commercial and farmland	$82		599	681
Residential	531	$258	720	1,509
Total	$613	$258	$1,696	$2,567

	Six Months Ended June 30, 2012
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$238		$31	$269
Real Estate Loans:
Construction			346	346
Commercial and farmland	1,717		599	2,316
Residential	531	$258	944	1,733
Total	$2,486	$258	$1,920	$4,664

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize troubled debt restructures that occurred during the twelve months ended June 30, 2013, and June 30, 2012, that subsequently defaulted during the period indicated:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and Industrial loans	1	$3	1	$3
Real Estate Loans:
Commercial and farmland			1	223
Total	1	$3	2	$226

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and Industrial loans			1	$46
Real Estate Loans:
Commercial and farmland	2	$445	3	1,203
Residential	5	2,283	5	2,283
Total	7	$2,728	9	$3,532

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

NOTE 5

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The Bank acquired loans in a purchase during the year ended December 31, 2012. The following table includes the carrying amount of these loans, which are included in the balance sheet amounts of loans receivable at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Commercial and industrial loans	$5,408	$8,542
Agricultural production financing and other loans to farmers	872	1,127
Real estate loans:
Construction		58
Commercial and farmland	21,129	24,259
Residential	10,415	12,118
Home Equity	17,509	18,805
Individuals' loans for household and other personal expenditures	464	691
Other Loans	169
Total	$55,966	$65,600

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning balance	$4,371	$5,142
Accretion	(412)	(1,183)
Ending balance, June 30, 2013	$3,959	$3,959

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Beginning balance, February 10, 2012	$9,774	$9,774
Accretion	(726)	(726)
Ending balance, June 30, 2012	$9,048	$9,048

At acquisition, certain purchased loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of June 30, 2013 and 2012, the Corporation had two interest rate swaps with a notional amount of $26.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2013, and 2012, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $772,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2013, the notional amount of customer-facing swaps was approximately $158,410,000.  This amount is offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2013, and December 31, 2012.

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$440	Other Assets	$197	Other Liabilities	$1,409	Other Liabilities	$3,332
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,186	Other Assets	$6,103	Other Liabilities	$3,252	Other Liabilities	$6,434

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for three and six months ended June 30, 2013, and 2012.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Interest rate contracts	Other income	$200	$266

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest rate contracts	Other income	$(58)	$(55)

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months ended		Six Months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Rate Products	$1,501	$(1,621)	$1,798	$(1,153)

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months ended		Six Months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Expense	$(192)		$(380)

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

As of June 30, 2013, the termination value of derivatives in a net liability position related to these agreements was $4,554,000. As of June 30, 2013, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $4,051,000. If the Corporation had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at their termination value.

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013, and December 31, 2012.

		Fair Value Measurements Using:
June 30, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$4,062		$4,062
State and municipal	187,094		169,931	$17,163
U.S. Government-sponsored mortgage-backed securities	390,983		390,983
Corporate obligations	748			748
Equity securities	1,706		1,702	4
Interest rate swap asset	3,186		3,186
Interest rate cap	440		440
Interest rate swap liability	4,661		4,661

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

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of June 30, 2013.

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

Pooled Trust Preferred Securities

Pooled trust preferred securities are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at June 30, 2013, Moody’s ratings on these securities ranged from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI evaluation process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the evaluation process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the June 30, 2013 quarterly evaluation process, the conclusion was no OTTI for the three months ending June 30, 2013.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for three and six months ended June 30, 2013, and 2012.

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	17,678				18,328
Total realized and unrealized gains and losses:
Included in net income (loss)
Included in other comprehensive income	140				(35)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments/additions	97				(378)
Ending balance at June 30, 2013	17,915				17,915

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$19,878				$20,838	$5,241	$424	$(7,797)
Total realized and unrealized gains and losses:
Included in net income (loss)						(860)		863
Included in other comprehensive income	(238)				(761)	481	(15)
Purchases, issuances and settlements
Transfers in/(out) of Level 3						(4,862)	(409)	6,934
Principal payments	100				(337)
Ending balance at June 30, 2012	$19,740	—	—	—	$19,740	$—	$—	$—

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2013 or December 31, 2012.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Transfers Between Levels

Transfer between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Six Months Ended June 30, 2012
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

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013, and December 31, 2012.

		Fair Value Measurements Using
June 30, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$14,230			$14,230
Other real estate owned	$7,949			$7,949

		Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$17,703			$17,703
Other real estate owned	$7,684			$7,684

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

Other Real Estate Owned

The fair value for impaired loans and other real estate owned is measured based on the value of the collateral securing those loans or real estate and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of,  asset appraisals, accounts receivable aging reports, inventory listings and/or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2013.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
State and municipal securities	$17,163	Discounted cash flow	Maturity/Call date	1 month to 11 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 4%
Corporate obligations/Equity securities	$752	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps
Impaired loans (collateral dependent)	$14,230	Collateral based	Discount to reflect current market	0% - 50%
		measurements	conditions and ultimate collectability
Other real estate owned	$7,949	Appraisals	Discount to reflect current market	0% - 20%
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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013, and December 31, 2012.

		June 30, 2013
		(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$69,404	$69,404
Interest-bearing time deposits	59,898	59,898
Investment securities available for sale	584,593		$566,678	$17,915
Investment securities held to maturity	324,399		320,861	10,904
Mortgage loans held for sale	14,531		14,531
Loans	2,851,878			2,826,038
Federal Reserve Bank and Federal Home Loan Bank stock	32,790		32,790
Interest rate swap and cap asset	3,626		3,626
Interest receivable	15,186		15,186
Liabilities:
Deposits	$3,332,793	$2,565,193	$760,068
Borrowings:
Federal funds purchased	57,085		57,085
Securities sold under repurchase agreements	161,779		162,120
Federal Home Loan Bank advances	92,743		95,080
Subordinated debentures and term loans	111,778		63,563
Interest rate swap liability	4,661		4,661
Interest payable	1,150		1,150

		December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$101,460	$101,460
Interest-bearing time deposits	38,443	38,443
Investment securities available for sale	513,343		$495,015	$18,328
Investment securities held to maturity	361,020		366,590	11,584
Mortgage loans held for sale	22,300		22,300
Loans	2,832,843			2,852,614
Federal Reserve Bank and Federal Home Loan Bank stock	32,785		32,785
Interest rate swap and cap asset	6,300		6,300
Interest receivable	16,367		16,367
Liabilities:
Deposits	$3,346,383	$2,478,706	$865,793
Borrowings:
Federal funds purchased	18,862		18,862
Securities sold under repurchase agreements	141,828		142,318
Federal Home Loan Bank advances	94,238		97,357
Subordinated debentures and term loans	112,161		62,133
Interest rate swap liability	9,766		9,766
Interest payable	1,841		1,841

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

NOTE 8

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2013 and 2012:

	Accumulated Other Comprehensive Income
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2012	$17,904	$(3,272)	$(2,652)	$(17,479)	$(5,499)
Other comprehensive income before reclassifications	(11,773)	281	1,169		(10,323)
Amounts reclassified from accumulated other comprehensive income	(317)		247	713	643
Period change	(12,090)	281	1,416	713	(9,680)
Balance at June 30, 2013	$5,814	$(2,991)	$(1,236)	$(16,766)	$(15,179)

Balance at December 31, 2011	$18,244	$(3,168)	$(1,841)	$(16,837)	$(3,602)
Other comprehensive income before reclassifications	1,212	(58)	(749)		405
Amounts reclassified from accumulated other comprehensive income	(839)			729	(110)
Period change	373	(58)	(749)	729	295
Balance at June 30, 2012	$18,617	$(3,226)	$(2,590)	$(16,108)	$(3,307)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2013 and 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2013	2012	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$239	$502	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(84)	(176)	Income tax expense
	$155	$326

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(192)		Interest expense - subordinated debentures and term loans
Related income tax benefit	67		Income tax expense
	$(125)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(112)	$(322)	Other expenses - salaries and employee benefits
Related income tax benefit	39	113	Income tax expense
	$(73)	$(209)

Total reclassifications for the period, net of tax	$(43)	$117

	Amount Reclassified from Accumulated Other Comprehensive Income For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2013	2012	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$487	$1,291	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(170)	(452)	Income tax expense
	$317	$839

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(380)		Interest expense - subordinated debentures and term loans
Related income tax benefit	133		Income tax expense
	$(247)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(1,097)	$(1,123)	Other expenses - salaries and employee benefits
Related income tax benefit	384	394	Income tax expense
	$(713)	$(729)

Total reclassifications for the period, net of tax	$(643)	110

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a 10-year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation continue to vest after retirement. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of June 30, 2013, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2013 was $436,000 and $810,000, respectively compared to $360,000 and $686,000 for the three and six months ended June 30, 2012. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

The estimated fair value of the stock options granted during 2013 and in prior year was calculated using a Black Scholes option pricing model.  The following summarizes the assumptions used in the 2013 Black Scholes model:

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately five percent for the six months ended June 30, 2013, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock and ESPP Options
Pre-tax compensation expense	$50	$80	$88	$126
Income tax expense (benefit)	20	(2)	18	(2)
Stock and ESPP option expense, net of income taxes	$70	$78	$106	$124
Restricted Stock Awards
Pre-tax compensation expense	$386	$280	$722	$560
Income tax benefit	(135)	(112)	(252)	(218)
Restricted stock awards expense, net of income taxes	$251	$168	$470	$342
Total Share-Based Compensation
Pre-tax compensation expense	$436	$360	$810	$686
Income tax benefit	(115)	(114)	(234)	(220)
Total share-based compensation expense, net of income taxes	$321	$246	$576	$466

As of June 30, 2013, unrecognized compensation expense related to stock options and RSAs totaling $75,000 and $2,847,000, respectively, is expected to be recognized over weighted-average periods of 0.89 and 1.65 years, respectively.

Stock option activity under the Corporation's stock option plans as of June 30, 2013 and changes during the six months ended June 30, 2013, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	906,636	$21.58
Granted	9,000	$15.32
Exercised	(6,000)	$7.37
Canceled	(8,471)	$24.69
Outstanding June 30, 2013	901,165	$21.66	4.03	1,471,401
Vested and Expected to Vest at June 30, 2013	901,165	$21.66	3.6	1,471,401
Exercisable at June 30, 2013	863,865	$22.06	3.79	1,291,640

The weighted-average grant date fair value was $5.32 and $3.86 for stock options granted during the six months ended June 30, 2013 and 2012, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2013.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2013 was $52,000. Cash receipts of stock options exercised during this same period were $44,000. There were no stock options exercised during the six months ended June 30, 2012.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2013	401,375	$9.29
Granted	114,561	$15.39
Vested	(105,866)	$6.07
Forfeited	(450)	$12.41
Unvested RSAs at June 30, 2013	409,620	$11.82

The grant date fair value of ESPP options was estimated at the beginning of the April 1, 2013 quarterly offering period of approximately $30,000. The ESPP options vested during the three months ending June 30, 2013, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2013.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income Tax Expense :
Currently Payable:
Federal	$1,646	$518	$740	$1,336
State
Deferred:
Federal	2,509	2,770	8,083	7,452
State
Total Income Tax Expense	$4,155	$3,288	$8,823	$8,788
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$5,239	$4,372	$11,026	$11,327
Tax-exempt interest income	(921)	(930)	(1,818)	(1,861)
Stock compensation	15	26	26	42
Earnings on life insurance	(214)	(231)	(459)	(714)
Tax credits	(18)	(18)	(36)	(36)
Other	54	69	84	30
Actual Tax Expense	$4,155	$3,288	$8,823	$8,788

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

The following table reconciles basic and diluted net income per share for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013			2012
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$10,815			$9,205
Less: Preferred Stock dividends and discount accretion	(852)			(1,135)
Net income available to common stockholders	9,963	28,783,407	$0.35	8,070	28,624,609	$0.28
Effect of dilutive stock options and warrants		240,106			190,410
Diluted net income per share:
Net income available to common stockholders	$9,963	29,023,513	$0.34	$8,070	28,815,019	$0.28

The following table reconciles basic and diluted net income per share for the six months ended June 30, 2013 and 2012 .

	Six Months Ended June 30,
	2013			2012
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$22,680			$23,576
Less: Preferred Stock dividends and discount accretion	(1,709)			(2,270)
Net income available to common stockholders	20,971	28,750,197	$0.73	21,306	28,603,612	$0.74
Effect of dilutive stock options and warrants		246,577			178,430
Diluted net income per share:
Net income available to common stockholders	$20,971	28,996,774	$0.72	$21,306	28,782,042	$0.74

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Stock options to purchase 695,868 and 890,642 shares for the three months ended June 30, 2013, and 2012, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Stock options to purchase 693,930 and 881,661 shares for the six months ended June 30, 2013, and 2012, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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
ASU 2013-02- Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The disclosures required by the amendment were applied retrospectively for all comparative periods presented. See NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Accounting Standards Update No. 2013-04 - Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D - Liabilities (Topic 405) which has been deleted. The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-07 - Presentation of Financial Statements (Topic 205). On April 22, 2013, FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 - Presentation of Financial Statements (Topic 205), which has been deleted. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE 13

BUSINESS COMBINATIONS

On May 13, 2013, First Merchants Corporation ("First Merchants") and CFS Bancorp, Inc. ("Citizens") entered into an Agreement of Reorganization and Merger (the "Merger Agreement"), pursuant to which, Citizens will, subject to the terms and conditions of the Merger Agreement, merge with and into First Merchants (the "Merger"), whereupon the separate corporate existence of Citizens will cease and First Merchants will survive. Immediately following the Merger, Citizens Financial Bank, a federal savings bank and wholly-owned subsidiary of Citizens, will be merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of First Merchants, with First Merchants Bank, National Association as the surviving bank.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Based on the closing price of First Merchants' common stock on May 10, 2013 of $16.14 per share, the transaction value is estimated at approximately $115 million. The transaction is expected to be a tax-free stock exchange for those Citizens shareholders receiving First Merchants' common stock pursuant to the Merger. Subject to Citizens' and First Merchants' common shareholders' approval of the Merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger in the fourth quarter of 2013.
The Boards of Directors of both First Merchants and Citizens have approved the Merger Agreement. The members of the Board of Directors of Citizens have entered into a Voting Agreement pursuant to which they have agreed to vote their shares of Citizens common stock in favor of the Merger.

Subject to the terms and conditions of the Merger Agreement, upon the completion of the Merger, each share of outstanding Citizens common stock, $0.01 par value per share, will be converted into 0.65 shares (the "Exchange Ratio") of First Merchants common stock, $0.125 stated value per share. The Exchange Ratio is subject to adjustments for stock splits, stock dividends, recapitalization, or similar transactions, or as otherwise described in the Merger Agreement. Immediately prior to the Merger, each outstanding share of Citizens restricted stock will automatically vest and, upon the Merger, will also be converted into First Merchants common stock pursuant to the Exchange Ratio. First Merchants will pay cash in lieu of any fractional shares of First Merchants common stock resulting from exchange of shares of Citizens common stock or restricted stock, all at a price and as adjusted pursuant to the Merger Agreement. Immediately prior to the Merger, Citizens stock options will fully vest, and, upon the Merger, all Citizens stock options will automatically convert into stock options to purchase First Merchants common stock on the same terms and conditions as were applicable under the terms of the Citizens option plan under which such Citizens options were granted and the applicable award agreements thereunder. In such a case, the number of shares of First Merchants common stock subject to such converted option will equal the product of (i) the number of shares of Citizens' common stock purchasable upon exercise of the original Citizens option and (ii) the Exchange Ratio, and rounded down to the next whole share. The price per share to exercise such converted option will equal (i) the exercise price per share of Citizens common stock under the original Citizens option divided by (ii) the Exchange Ratio, and rounded up to the nearest cent.

NOTE 14

CONTINGENT LIABILITIES

On April 16, 2013, First Merchants was named in a class action lawsuit in Delaware County Circuit Court challenging First Merchant's checking account practices associated with the assessment of overdraft fees. The plaintiff seeks damages and other relief, including restitution and injunctive relief. First Merchants believes it has meritorious defenses to the claims brought by the plaintiff. First Merchants removed the case from state court to federal district court. First Merchants also recently filed a motion to stay the federal action pending arbitration. No discovery has been conducted and no class has been certified. Accordingly, at this phase of the litigation, it is not possible for management of First Merchants to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

On July 30, 2013, a purported shareholder of CFS Bancorp, Inc. filed a putative class action lawsuit captioned Jay Orlando v. CFS Bancorp, Inc., et al., No. 2:13-CV-00261 in U.S. District Court in the Northern District of Indiana against CFS Bancorp, Inc., its board of directors and First Merchants. The complaint generally alleges various claims of federal securities law violations and that the directors of CFS Bancorp, Inc. breached their fiduciary duties by providing materially inadequate disclosures and material disclosure omissions with respect to the proposed merger of CFS Bancorp, Inc. into First Merchants. The plaintiff seeks (1) class certification, (2) to enjoin the merger or, in the event the merger is completed before entry of a final judgment, to rescind the merger or be awarded an unspecified amount of rescissory damages, (3) compensatory damages in an unspecified amount, and (4) costs and expenses, including attorneys' fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on First Merchants. The defendants believe the claims against them are without merit and intend to contest the matter vigorously.

NOTE 15

SUBSEQUENT EVENTS

On 7/2/2013, the Corporation redeemed 34,044 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") held by the U.S. Department of the Treasury (the "Treasury") at an aggregate redemption price of $34,044,000, plus accrued but unpaid dividends. The Series B Preferred Stock was issued to the Treasury in September of 2011 as part of the Corporation's participation in the Small Business Lending Fund Program. Following this redemption, the Treasury holds 34,043 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $34 million.

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

We believe there have been no significant changes during the six months ended June 30, 2013, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $10.0 million, or $0.34 per fully diluted common share for the quarter ended June 30, 2013, an increase of $1.9 million, compared to net income available to common stockholders of $8.1 million, or $0.28 per common share for quarter ended June 30, 2012.

Net income available to common stockholders for the six months ended June 30, 2013 was $21.0 million, or $0.72 per fully diluted common share, compared to net income available to common stockholders of $21.3 million, or $0.74 per fully diluted common share for the six months ended June 30, 2012. On February 10, 2012, the Bank assumed substantially all the deposits and certain other liabilities and acquired certain assets of SCB Bank, from the FDIC as the receiver of SCB Bank. This transaction generated a pre-tax gain of $9.1 million, or $0.21 per common share after tax. Details of this transaction are included in NOTE 2. PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

As of June 30, 2013, total assets equaled $4.3 billion, an increase of $33.4 million from December 31, 2012.  Total loans of $2.9 billion increased $10.1 million and investment securities increased $34.6 million from December 31, 2012. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The Corporation’s allowance for loan losses totaled $68.2 million as of June 30, 2013.  The allowance provides 175.0 percent coverage of all non-accrual loans and 2.32 percent of total loans.  Provision expense totaled $2.0 million for second quarter of 2013, compared to $4.5 million in the second quarter of 2012.  Net charge-offs totaled $2.3 million for the second quarter of 2013, down from $4.8 million for the second quarter of 2012.  Provision expense totaled $4.1 million for six months ended June 30, 2013, compared to $9.4 million in six months ended June 30, 2012. Net charge-offs totaled $5.3 million for six months ended June 30, 2013, compared to $10.2 million for six months ended June 30, 2012. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Total Deposits of $3.3 billion decreased slightly from December 31, 2012 by $13.6 million, or less than 1.0 percent. Non-maturity deposits and maturity deposits both remained steady at $2.6 billion and $768,000, respectively.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Net interest income totaled $36.7 million for the quarter, as net interest margin during the quarter totaled 3.88 percent as yields on earning assets totaled 4.29 percent and the cost of supporting liabilities totaled 0.41 percent. Net interest income totaled $76.1 million for six months ended June 30, 2013, as net interest margin during the six months ended June 30, 2013 totaled 4.06 percent as yields on earning assets totaled 4.49 percent and the cost of supporting liabilities totaled 0.43 percent. Additional details of the Corporation's net interest income are discussed within the "NET INTEREST INCOME" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis (“FTE”), which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35 percent in effect for all periods.  Net interest margin decreased 23 basis points from 4.11 percent in the second quarter of 2012 to 3.88 percent in the second quarter of 2013, while earning assets increased by $84.6 million. During the six months ended June 30, 2013, asset yields decreased 26 basis points FTE and interest costs decreased 28 basis points, resulting in a 2 basis points FTE increase in net interest income as compared to the same period in 2012.

The increased net interest income during the six months ended June 30, 2013 compared with the same period in 2012 was driven by three primary factors.  The first factor is a result of the February 10, 2012 assumption of substantially all the deposits, certain other liabilities and acquisition of certain assets of SCB Bank. Due to this transaction, the Bank had a higher level of earning assets and interest income resulting from the assumption of SCB loans and related fair value accretion recognized in interest income.  Additional details can be found in NOTE 2.  PURCHASE AND ASSUMPTION and NOTE 5. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.  The second factor contributing to the improvement in the net interest margin, expressed as a percentage of earning assets, was a $2.5 million interest income recovery on a previously charged-off loan. Lastly, the improvement in net interest income was also a result of the Corporation’s ability to lower its cost of funds and in particular its cost of deposits, due to the growth of the Corporation’s non-interest bearing demand deposits and interest-bearing non-maturity deposits.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2013, and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
Annualized net interest income	$146,602	$152,210	$152,216	$148,337
Annualized FTE adjustment	$5,660	$5,758	$5,599	$5,765
Annualized net interest income on a fully taxable equivalent basis	$152,262	$157,968	$157,815	$154,102
Average earning assets	$3,922,303	$3,837,738	$3,883,239	$3,813,587
Interest income (FTE) as a percent of average earning assets	4.29%	4.75%	4.49%	4.75%
Interest expense as a percent of average earning assets	0.41%	0.64%	0.43%	0.71%
Net interest income (FTE) as a percent of average earning assets	3.88%	4.11%	4.06%	4.04%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  Annualized amounts are computed utilizing a 30/360 day basis.

NON-INTEREST INCOME

Non-interest income increased $894,000 or 6.8 percent in the second quarter of 2013, compared to the second quarter of 2012.  The largest increases realized during the second quarter of 2013 when compared to the same quarter of 2012 were gains on sale of other real estate owned, fiduciary activities, loan level hedge activity, and insurance commissions totaling $427,000, $326,000, $317,000 and $263,000 respectively. The largest decreases realized during the second quarter of 2013 when compared to the same quarter of 2012 were electronic card fees and security transactions gains of $345,000 and $263,000 respectively.

During the first six months of 2013, non-interest income decreased $7.9 million or 22.0 percent over the same period in 2012. The largest item contributing to the decrease was a gross purchase gain of $9.1 million recognized from the purchase of certain assets and assumption of certain liabilities of SCB Bank in Shelby County Indiana. See NOTE 2. PURCHASE AND ASSUMPTION in the Notes to Consolidated Condensed Financial Statements included of this Form 10-Q for additional discussion of this transaction.

Additionally, earnings on cash surrender value of life insurance decreased by $730,000 compared to the first six months of 2012. This decrease was primarily driven by a death benefit of $576,000 received from Bank Owned Life Insurance during 2012. Finally, $804,000 less gains on the sale of investment securities was realized in the first six months of 2013 than in the first six months of 2012.

Offsetting these declines were increased insurance commissions, gains on the sale of mortgage loans, and fiduciary activities of $768,000, $569,000 and $450,000, respectively, from the same period of 2012.

NON-INTEREST EXPENSE

Non-interest expenses decreased $438,000 or 1.3 percent in the second quarter of 2013, compared to the second quarter of 2012.  Salaries and employee benefits increased $895,000 or 4.6 percent over the same quarter last year.  Base salaries were up $674,000 while commissions and incentives increased $443,000 over the same quarter last year.  These increases were partially offset by temporary employee and employee insurance expenses decreasing by $239,000 and $202,000, respectively, when compared to the second quarter of 2012.
Additionally, declines in other real estate owned and credit related expenses, net occupancy expenses, and FDIC assessment expense of $643,000, $206,000 and $188,000, respectively, were realized from the second quarter of 2012 to the second quarter of 2013.

During the first six months of 2013, non-interest expense increased $234,000 or 0.3 percent when compared to the first six months of 2012. Salaries and employee benefits increased by $2.3 million over the same period in 2012. Base salaries were up $911,000 while commissions and incentives increased $1.0 million and retirement plan expenses increased $236,000 over the same period in 2012. The increase in salaries and employee benefits was offset by declines in other real estate owned and credit related expenses of $963,000, FDIC assessment expense of $561,000 and net occupancy expenses of $255,000, from the first six months of 2012 to the first six months of 2013.

INCOME TAX EXPENSE

The income tax expense for the six months ended June 30, 2013, was $8,823,000 on pre-tax net income of $31,503,000.  For the same period in 2012, the income tax expense was $8,788,000 on pre-tax net income of $32,364,000. Additional details are discussed within the “RESULTS OF OPERATIONS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 7.74% percent at June 30, 2013, and 7.55% percent at December 31, 2012.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At June 30, 2013, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

As of June 30, 2013, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	June 30, 2013		December 31, 2012
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$522,573	15.69%	$526,792	16.34%
Tier 1 capital (to risk-weighted assets)	460,603	13.83%	456,132	14.15%
Tier 1 capital (to average assets)	460,603	11.02%	456,132	11.03%
First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$535,214	16.16%	$515,337	16.01%
Tier 1 capital (to risk-weighted assets)	493,501	14.90%	474,782	14.75%
Tier 1 capital (to average assets)	493,501	11.87%	474,782	11.50%

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

On January 3, 2013, the Corporation redeemed 22,695.94 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") held by the U.S. Department of the Treasury (the "Treasury") at an aggregate redemption price of $22,695,940, plus accrued but unpaid dividends. The Series B Preferred Stock was issued to the Treasury in September of 2011 as part of the Corporation's participation in the Small Business Lending Fund Program. Following this redemption, the Treasury held 68,087 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $68 million.

On July 2, 2013, the Corporation redeemed an additional 34,044 shares of the Series B Preferred Stock at an aggregate redemption price of $34,044,000, plus accrued but unpaid dividends. Following this redemption, the Treasury holds 34,043 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $34 million.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is also meaningful when considering performance measures of the Corporation. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Amounts)	2013	2012	2013	2012
Average goodwill	$141,374	$141,357	$141,374	$141,357
Average core deposit intangible (CDI)	7,580	8,883	7,772	8,877
Average deferred tax on CDI	(2,263)	(2,223)	(2,253)	(2,212)
Intangible adjustment	$146,691	$148,017	$146,893	$148,022
Average stockholders' equity (GAAP capital)	$542,921	$531,612	$538,384	$524,693
Average cumulative preferred stock	(125)	(125)	(125)	(125)
Average non-cumulative preferred stock issued under the Small Business Lending Fund Program	(68,087)	(90,783)	(68,338)	(90,783)
Intangible adjustment	(146,691)	(148,017)	(146,893)	(148,022)
Average tangible capital	$328,018	$292,687	$323,028	$285,763
Average assets	$4,329,579	$4,249,909	$4,289,490	$4,226,432
Intangible adjustment	(146,691)	(148,017)	(146,893)	(148,022)
Average tangible assets	$4,182,888	$4,101,892	$4,142,597	$4,078,410
Net income available to common stockholders	$9,963	$8,070	$20,971	$21,306
CDI amortization, net of tax	205	271	413	537
Tangible net income available to common stockholders	$10,168	$8,341	$21,384	$21,843
Per Share Data:
Diluted net income available to common stockholders	$0.34	$0.28	$0.72	$0.74
Diluted tangible net income available to common stockholders	$0.35	$0.29	$0.74	$0.76
Ratios:
Return on average GAAP capital (ROE)	7.34%	6.07%	7.79%	8.12%
Return on average tangible capital	12.40%	11.40%	13.24%	15.29%
Return on average assets (ROA)	0.92%	0.76%	0.98%	1.01%
Return on average tangible assets	0.97%	0.81%	1.03%	1.07%

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

Non-accrual loans decreased by $14,428,000 during the six months ended June 30, 2013, from $53,399,000 at December 31, 2012 to the June 30, 2013, balance of $38,971,000. In addition, other real estate owned declined $1,498,000 during the same period.  For other real estate owned, current appraisals are obtained to determine value as management continues to aggressively market these real estate assets. Accruing loans delinquent 90 or more days at June 30, 2013 decreased $965,000, or 47.4 percent from December 31, 2012, and was comprised of loans secured by residential real estate.

Commercial impaired loans include all non-accrual loans, loans accounted for under SOP-03-3 and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2013, commercial impaired loans totaled $62,989,000, a decrease of $5,088,000 from the March 31, 2013, balance of $68,077,000, and were down 20.4 percent from December 31, 2012. At June 30, 2013, an allowance for losses was not deemed necessary for commercial impaired loans totaling $47,524,000 as there was no identified loss on these credits. An allowance of $4,548,000 was recorded for the remaining balance of these impaired loans totaling $15,465,000 and is included in the corporation’s allowance for loan losses.

The following table details the Corporation's non-performing assets plus loans 90-days or more delinquent, and notes total commercial impaired loans for the periods indicated.

(Dollars in Thousands)	June 30, 2013	December 31, 2012
Non-Performing Assets:
Non-accrual loans	$38,971	$53,399
Renegotiated loans	4,407	12,681
Non-performing loans (NPL)	43,378	66,080
Other real estate owned	11,765	13,263
Non-performing assets (NPA)	55,143	79,343
90+ days delinquent and still accruing	1,072	2,037
Non-performing assets plus 90+ days delinquent	56,215	81,380
Impaired Loans	$62,989	$79,179

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	June 30, 2013	December 31, 2012
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$8,614	$13,690
Agricultural production financing and other loans to farmers	33
Real estate loans:
Construction	8,188	12,378
Commercial and farmland	23,610	34,999
Residential	14,019	16,620
Home Equity	1,537	3,198
Individuals' loans for household and other personal expenditures	45	190
Lease financing receivables, net of unearned income		301
Other loans	169	4
Non-performing assets plus 90+ days delinquent	$56,215	$81,380

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2013, the allowance for loan losses was $68,202,000, a decrease of $1,164,000 from December 31, 2012. As a percent of loans, the allowance was 2.32 percent at June 30, 2013, 2.36 percent at March 31, 2013, 2.37 percent at December 31, 2012 and 2.43 percent at September 30, 2012. The provision for loan losses for the six months ended June 30, 2013 was $4,099,000, a decrease of $5,321,000 from $9,420,000 for the same period in 2012. The continued improvement in credit quality, primarily the declines in loans graded substandard, doubtful and loss, contributed to the decrease in provision expense.  Specific reserves, on impaired loans increased $305,000 from $4,243,000 at December 31, 2012, to $4,548,000 at June 30, 2013.

Net charge offs for the six months ended June 30, 2013, were $5,263,000, a decrease of $4,912,000 from the same period in 2012.  Of this amount, four charge offs, totaling 73.0 percent of net charge offs, were greater than $500,000. The distribution of the net charge offs for the three and six months ended June 30, 2013 and June 30, 2012 is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
Net Charge Offs (Recoveries):
Commercial and industrial loans	$755	$2,137	$1,685	$4,343
Agricultural production financing and other loans to farmers	(4)	(6)	(22)	(20)
Real estate loans:
Construction	115	(471)	(143)	(328)
Commercial and farmland	585	2,495	1,813	4,142
Residential		266	746	691
Home Equity	863	176	1,201	519
Individuals' loans for household and other personal expenditures	29	197	6	310
Lease financing receivables, net of unearned income	15		15	(1)
Other Loans	(26)	(23)	(38)	519
Total Net Charge Offs	$2,332	$4,771	$5,263	$10,175

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At June 30, 2013, total borrowings from the FHLB were $92,743,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2013, was $205,692,000.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $584,593,000 at June 30, 2013, an increase of $71,250,000, or 13.9 percent, from December 31, 2012.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity.  Securities classified as held to maturity that are maturing in one year or less, totaled $1,755,000 at June 30, 2013.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation currently has a $55.0 million credit facility with Bank of America, N.A., comprised of (a) a term loan in the principal amount of $5.0 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50.0 million (the “Subordinated Debt”).  Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015.  The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank. The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement.  As of June 30, 2013, the Corporation was in compliance with these financial covenants.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at June 30, 2013, are as follows:

(Dollars in Thousands)	June 30, 2013
Amounts of commitments:
Loan commitments to extend credit	$885,133
Standby and commercial letters of credit	14,854
$899,987

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at June 30, 2013, are as follows:

(Dollars in Thousands)	Remaining 2013	2014	2015	2016	2017	2018	2019 and after	Total
Operating leases	$1,149	$2,260	$2,088	$1,668	$1,025	$326	$1,049	$9,565
Federal funds purchased	57,085							57,085
Securities sold under repurchase agreements	151,779	10,000						161,779
Federal Home Loan Bank advances	211	26,437	30,972	28,933	2,726	3,360	104	92,743
Subordinated debentures and term loans	76		55,000				56,702	111,778
Total	$210,300	$38,697	$88,060	$30,601	$3,751	$3,686	$57,855	$432,950

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of  June 30, 2013, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	June 30, 2013
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(7)
Three-year CMT	200	(33)
Five-year CMT	200	(79)
CD's	200	(21)
FHLB advances	200	(52)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2013. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2013
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$148,528	$154,101	$144,845
Variance from base		$5,573	$(3,683)
Percent of change from base		3.75%	(2.48)%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2013, and December 31, 2012. Earning assets increased by $66,191,000 in the six months ended June 30, 2013.  Interest-bearing time deposits increased $21,455,000, while investments increased by approximately $34,629,000. Loans and loans held for sale increased by $10,102,000. The three loan classes that experienced the largest increases from December 31, 2012 were commercial and industrial loans, commercial and farmland, and individuals' loans for household and other personal expenditures.

(Dollars in Thousands)	June 30, 2013	December 31, 2012
Interest-bearing time deposits	$59,898	$38,443
Investment securities available for sale	584,593	513,343
Investment securities held to maturity	324,399	361,020
Mortgage loans held for sale	14,531	22,300
Loans	2,920,080	2,902,209
Federal Reserve and Federal Home Loan Bank stock	32,790	32,785
Total	$3,936,291	$3,870,100

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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 1.  LEGAL PROCEEDINGS

On April 16, 2013, First Merchants was named in a class action lawsuit in Delaware County Circuit Court challenging First Merchant's checking account practices associated with the assessment of overdraft fees. The plaintiff seeks damages and other relief, including restitution and injunctive relief. First Merchants believes it has meritorious defenses to the claims brought by the plaintiff. First Merchants removed the case from state court to federal district court. First Merchants also recently filed a motion to stay the federal action pending arbitration. No discovery has been conducted and no class has been certified. Accordingly, at this phase of the litigation, it is not possible for management of First Merchants to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

On July 30, 2013, a purported shareholder of CFS Bancorp, Inc. filed a putative class action lawsuit captioned Jay Orlando v. CFS Bancorp, Inc., et al., No. 2:13-CV-00261 in U.S. District Court in the Northern District of Indiana against CFS Bancorp, Inc., its board of directors and First Merchants. The complaint generally alleges various claims of federal securities law violations and that the directors of CFS Bancorp, Inc. breached their fiduciary duties by providing materially inadequate disclosures and material disclosure omissions with respect to the proposed merger of CFS Bancorp, Inc. into First Merchants. The plaintiff seeks (1) class certification, (2) to enjoin the merger or, in the event the merger is completed before entry of a final judgment, to rescind the merger or be awarded an unspecified amount of rescissory damages, (3) compensatory damages in an unspecified amount, and (4) costs and expenses, including attorneys' fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on First Merchants. The defendants believe the claims against them are without merit and intend to contest the matter vigorously.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s December 31, 2012, Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during three months ended June 30, 2013, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2013	364	$14.53
May, 2013
June, 2013

The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

2.1
Agreement of Reorganization and Merger between First Merchants Corporation and CFS Bancorp, Inc. dated May 13, 2013 (Incorporated by reference to Registrant's Form 8-K filed May 13, 2013). Upon request, the Registrant agrees to furnish supplementally to the Commission a copy of the Disclosure Letters referenced in the Agreement of Reorganization and Merger.

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

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.5	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1	Voting Agreement dated May 13, 2013 by and among First Merchants Corporation and certain shareholders of CFS Bancorp, Inc. (Incorporated by reference to Registrant's Form 8-K filed May 13, 2013).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)

(1) Filed herewith.
(2) Furnished herewith.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Merchants Corporation
(Registrant)

Date: August 9, 2013	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No:	Description of Exhibits:

2.1
Agreement of Reorganization and Merger between First Merchants Corporation and CFS Bancorp, Inc. dated May 13, 2013 (Incorporated by reference to Registrant's Form 8-K filed May 13, 2013). Upon request, the Registrant agrees to furnish supplementally to the Commission a copy of the Disclosure Letters referenced in the Agreement of Reorganization and Merger.

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

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007)
4.5	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009)
10.1	Voting Agreement dated May 13, 2013 by and among First Merchants Corporation and certain shareholders of CFS Bancorp, Inc. (Incorporated by reference to Registrant's Form 8-K filed May 13, 2013).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)

(1) Filed herewith.
(2) Furnished herewith.