Form 10-K/A
period 2012-12-31
FIRST MERCHANTS CORP
filed 2013-10-01
CIK 712534

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

EXPLANATORY NOTE

First Merchants Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 for the sole purpose of satisfying the requirements of Rule 15d-21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the First Merchants Corporation Employee Stock Purchase Plan (2009). This Amendment also serves to update the exhibit description and index in connection therewith.

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
10.22
Purchase and Assumption Agreement - Modified Whole Bank; All Deposits, among Federal Deposit Insurance Corporation, receiver of SCB Bank, Shelbyville, Indiana, the Federal Deposit Insurance Corporation and First Merchants Bank, dated as of February 10, 2012 (Incorporated by reference to registrant’s Form 8-K filed on February 13, 2012)

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
(3) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of October, 2013.

FIRST MERCHANTS CORPORATION

By: /s/ Michael C. Rechin
Michael C. Rechin, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 1st day of October, 2013.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive	President and Chief
Officer (Principal	Financial Officer
Executive Officer)	(Principal Financial
and Accounting Officer)

/s/ Michael R. Becher*	/s/ Michael C. Rechin
Michael R. Becher, Director	Michael C. Rechin, Director

/s/ Roderick English*	/s/ Charles E. Schalliol*
Roderick English, Director	Charles E. Schalliol, Director

/s/ Dr. Jo Ann M. Gora*	/s/ Patrick A. Sherman*
Dr. Jo Ann M. Gora, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	/s/ Terry L. Walker
William L. Hoy, Director	Terry L. Walker, Director

/s/ Gary J. Lehman *	/s/ Jean L. Wojtowicz*
Gary, J. Lehman, Director	Jean L. Wojtowicz, Director

* By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney was filed with the Securities and Exchange Commission as an exhibit to the initial Annual Report on Form 10-K, filed March 15, 2013.

By: /s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact
October 1, 2013

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

INDEX TO EXHIBITS

(a) 3.    Exhibits continued:

Exhibit No: Description of Exhibits:

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
10.22
Purchase and Assumption Agreement - Modified Whole Bank; All Deposits, among Federal Deposit Insurance Corporation, receiver of SCB Bank, Shelbyville, Indiana, the Federal Deposit Insurance Corporation and First Merchants Bank, dated as of February 10, 2012 (Incorporated by reference to registrant’s Form 8-K filed on February 13, 2012)

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