Form 10-Q
period 2013-09-30
FIRST MERCHANTS CORP
filed 2013-11-08
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

As of October 31, 2013, there were 28,825,706 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$92,341	$101,460
Interest-bearing time deposits	18,875	38,443
Investment securities available for sale	606,341	513,343
Investment securities held to maturity (fair value of $314,383 and $378,174)	307,794	361,020
Mortgage loans held for sale	5,312	22,300
Loans, net of allowance for loan losses of $66,224 and $69,366	2,859,233	2,832,843
Premises and equipment	54,386	52,749
Federal Reserve and Federal Home Loan Bank stock	32,790	32,785
Interest receivable	16,171	16,367
Core deposit intangibles	7,001	8,154
Goodwill	141,375	141,375
Cash surrender value of life insurance	127,322	125,397
Other real estate owned	12,052	13,263
Tax asset, deferred and receivable	31,385	30,867
Other assets	13,533	14,455
TOTAL ASSETS	$4,325,911	$4,304,821
LIABILITIES
Deposits:
Noninterest-bearing	$790,174	$801,597
Interest-bearing	2,465,672	2,544,786
Total Deposits	3,255,846	3,346,383
Borrowings:
Federal funds purchased	115,938	18,862
Securities sold under repurchase agreements	123,935	141,828
Federal Home Loan Bank advances	172,292	94,238
Subordinated debentures and term loans	111,849	112,161
Total Borrowings	524,014	367,089
Interest payable	1,155	1,841
Other liabilities	31,427	37,272
Total Liabilities	3,812,442	3,752,585
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized - 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding - 34,043 and 90,782.94 shares	34,043	90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 28,825,465 and 28,692,616 shares	3,603	3,587
Additional paid-in capital	258,350	256,843
Retained earnings	233,546	206,397
Accumulated other comprehensive loss	(16,198)	(5,499)
Total Stockholders' Equity	513,469	552,236
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,325,911	$4,304,821

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans receivable:
Taxable	$33,548	$38,160	$104,725	$110,660
Tax exempt	85	118	315	358
Investment securities:
Taxable	3,876	4,176	11,071	13,218
Tax exempt	2,840	2,532	7,809	7,645
Deposits with financial institutions	18	16	99	69
Federal Reserve and Federal Home Loan Bank stock	369	345	1,108	1,035
Total Interest Income	40,736	45,347	125,127	132,985
INTEREST EXPENSE
Deposits	2,213	3,517	7,703	11,566
Federal funds purchased	72	38	84	62
Securities sold under repurchase agreements	192	211	594	703
Federal Home Loan Bank advances	506	492	1,427	2,123
Subordinated debentures and term loans	731	1,187	2,189	4,460
Total Interest Expense	3,714	5,445	11,997	18,914
NET INTEREST INCOME	37,022	39,902	113,130	114,071
Provision for loan losses	1,533	4,609	5,632	14,029
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,489	35,293	107,498	100,042
OTHER INCOME
Service charges on deposit accounts	3,120	2,913	8,761	8,625
Fiduciary activities	1,986	1,986	6,357	5,907
Other customer fees	2,899	2,740	8,495	8,476
Commission income	1,636	1,618	5,556	4,770
Earnings on cash surrender value of life insurance	611	685	1,921	2,725
Net gains and fees on sales of loans	1,673	2,849	6,508	7,115
Net realized gains on sales of available for sale securities		843	487	2,134
Gain on FDIC modified whole bank transaction				9,124
Other income	(125)	639	1,651	1,220
Total Other Income	11,800	14,273	39,736	50,096
OTHER EXPENSES
Salaries and employee benefits	20,616	20,083	61,943	59,078
Net occupancy	2,430	2,568	7,299	7,692
Equipment	1,852	1,798	5,368	5,259
Marketing	559	536	1,561	1,542
Outside data processing fees	1,515	1,413	4,386	4,295
Printing and office supplies	320	287	962	848
Core deposit amortization	383	489	1,153	1,438
FDIC assessments	677	792	2,095	2,771
Other real estate owned and credit-related expenses	1,648	2,104	4,993	6,412
Other expenses	4,219	4,334	12,901	13,277
Total Other Expenses	34,219	34,404	102,661	102,612
INCOME BEFORE INCOME TAX	13,070	15,162	44,573	47,526
Income tax expense	2,667	3,926	11,490	12,714
NET INCOME	10,403	11,236	33,083	34,812
Preferred stock dividends	(430)	(1,134)	(2,139)	(3,404)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,973	$10,102	$30,944	$31,408
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.35	$0.35	$1.08	$1.09
Diluted Net Income Available to Common Stockholders	$0.35	$0.35	$1.07	$1.09
Cash Dividends Paid	$0.05	$0.03	$0.13	$0.07
Average Diluted Shares Outstanding (in thousands)	29,081	28,888	29,026	28,819

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$10,403	$11,236	$33,083	$34,812
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of income tax of $470, $1,018, $6,810, and $1,670	(873)	1,891	(12,646)	3,102
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $103, $12, $48, and $43	(192)	(22)	89	(80)
Unrealized gain (loss) on cash flow hedges arising during the period, net of income tax of $86, $131, $543, and $535	(162)	(244)	1,007	(994)
Amortization of items previously recorded in accumulated other comprehensive income, net of income tax of $39, $113, $423, and $506	73	210	786	940
Reclassification adjustment for gains included in net income net of income tax expense of $72, $294, $35, and $747	135	(549)	65	(1,387)
	(1,019)	1,286	(10,699)	1,581
Comprehensive income	$9,384	$12,522	$22,384	$36,393

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2012	90,908	$90,908	28,692,616	$3,587	$256,843	$206,397	$(5,499)	$552,236
Comprehensive Income
Net Income						33,083		33,083
Other Comprehensive Loss, net of tax							(10,699)	(10,699)
Cash Dividends on Common Stock ($.13 per Share)						(3,795)		(3,795)
Cash Dividends on Preferred Stock under Small Business Lending Fund						(2,139)		(2,139)
Preferred Stock Redeemed under Small Business Lending Fund	(56,740)	(56,740)						(56,740)
Share-based Compensation			111,761	14	1,271			1,285
Stock Issued under Employee Benefit Plans			28,158	4	385			389
Stock Issued under Dividend Reinvestment and Stock Purchase Plan			14,213	2	234			236
Stock Options Exercised			11,250	1	96			97
Stock Redeemed			(32,533)	(5)	(479)			(484)
Balances, September 30, 2013	34,168	$34,168	28,825,465	$3,603	$258,350	$233,546	$(16,198)	$513,469

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
	2013	2012
Cash Flow From Operating Activities:
Net income	$33,083	$34,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,632	14,029
Depreciation and amortization	3,932	3,432
Change in deferred taxes	12,647	11,239
Share-based compensation	1,285	1,101
Mortgage loans originated for sale	(242,014)	(314,240)
Proceeds from sales of mortgage loans	259,002	304,393
Gain on acquisition		(9,124)
Gains on sales of securities available for sale	(487)	(2,134)
Change in interest receivable	196	732
Change in interest payable	(686)	(1,701)
Other adjustments	(6,329)	4,650
Net cash provided by operating activities	$66,261	$47,189
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$19,568	$17,527
Purchases of:
Securities available for sale	(216,731)	(129,297)
Securities held to maturity	(9,026)	(566)
Proceeds from sales of securities available for sale	25,222	43,147
Proceeds from maturities of:
Securities available for sale	79,209	77,898
Securities held to maturity	59,642	49,073
Change in Federal Reserve and Federal Home Loan Bank stock	(5)	207
Net change in loans	(37,528)	(52,442)
Net cash received from acquisition		29,113
Proceeds from the sale of other real estate owned	5,574	4,295
Other adjustments	(5,569)	351
Net cash provided (used) by investing activities	$(79,644)	$39,306
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$69,475	$42,994
Certificates of deposit and other time deposits	(160,012)	(108,807)
Proceeds from borrowings	215,923	138,127
Repayment of borrowings	(58,686)	(169,988)
Cash dividends on common stock	(3,795)	(2,031)
Cash dividends on preferred stock	(2,139)	(3,404)
Stock issued under employee benefit plans	389	354
Stock issued under dividend reinvestment and stock purchase plans	236	143
Stock options exercised	97	67
Stock redeemed	(484)	(235)
Preferred stock redeemed (SBLF)	(56,740)
Net cash provided (used) by financing activities	$4,264	$(102,780)
Net Change in Cash and Cash Equivalents	(9,119)	(16,285)
Cash and Cash Equivalents, January 1	101,460	73,312
Cash and Cash Equivalents, September 30	$92,341	$57,027
Additional cash flow information:
Interest paid	$12,683	$20,248
Income tax paid	$5,378	$5,988
Loans transferred to other real estate owned	$5,045	$4,364
Fixed assets transferred to other real estate owned	$461
Non-cash investing activities using trade date accounting	$713	$3,043
Liabilities assumed, net of cash		$166,112

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2012, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the year.

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
(Unaudited)

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

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2013
U.S. Government-sponsored agency securities	$3,791	$18	$9	$3,800
State and municipal	200,662	4,983	3,463	202,182
U.S. Government-sponsored mortgage-backed securities	397,687	6,136	5,654	398,169
Corporate obligations	6,335		5,851	484
Equity securities	1,706			1,706
Total available for sale	610,181	11,137	14,977	606,341
Held to maturity at September 30, 2013
State and municipal	115,796	498	6	116,288
U.S. Government-sponsored mortgage-backed securities	191,998	6,600	503	198,095
Total held to maturity	307,794	7,098	509	314,383
Total Investment Securities	$917,975	$18,235	$15,486	$920,724

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
U.S. Government-sponsored agency securities	$4,475	$165		$4,640
State and municipal	148,187	10,025	$18	158,194
U.S. Government-sponsored mortgage-backed securities	337,631	10,994	46	348,579
Corporate obligations	6,105		5,881	224
Equity securities	1,706			1,706
Total available for sale	498,104	21,184	5,945	513,343
Held to maturity at December 31, 2012
State and municipal	117,227	5,489	1	122,715
U.S. Government-sponsored mortgage-backed securities	243,793	11,681	15	255,459
Total held to maturity	361,020	17,170	16	378,174
Total Investment Securities	$859,124	$38,354	$5,961	$891,517

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of available for sale securities and held to maturity securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2013:
Due in one year or less	$8,404	$8,591	$1,060	$1,061
Due after one through five years	11,972	12,481	13,116	13,324
Due after five through ten years	57,708	59,110	59,473	59,634
Due after ten years	132,704	126,284	42,147	42,269
	$210,788	$206,466	$115,796	$116,288
U.S. Government-sponsored mortgage-backed securities	397,687	398,169	191,998	198,095
Equity securities	1,706	1,706
Total Investment Securities	$610,181	$606,341	$307,794	$314,383

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $375,411,000 at September 30, 2013, and $335,775,000 at December 31, 2012.

The book value of securities sold under agreements to repurchase amounted to $111,138,000 at September 30, 2013, and $128,094,000 at December 31, 2012.

Gross gains and losses on the sales and redemptions of available for sale securities, and other-than-temporary impairment (“OTTI”) losses recognized for the three and nine months ended September 30, 2013 and 2012 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales and Redemptions of Available for Sale Securities:
Gross gains	$—	$843	$487	$2,134
Gross losses	—	—	—	—
Other-than-temporary impairment losses	—	—	—	$—

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013, and December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at September 30, 2013
U.S. Government-sponsored agency securities	$1,439	$9			$1,439	$9
State and municipal	76,681	3,467	$239	$2	76,920	3,469
U.S. Government-sponsored mortgage-backed securities	204,743	6,157			204,743	6,157
Corporate obligations			453	5,851	453	5,851
Total Temporarily Impaired Investment Securities	$282,863	$9,633	$692	$5,853	$283,555	$15,486

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2012
State and municipal	$4,524	$19			$4,524	$19
U.S. Government-sponsored mortgage-backed securities	12,320	61			12,320	61
Corporate obligations			$194	$5,881	194	5,881
Total Temporarily Impaired Investment Securities	$16,844	$80	$194	$5,881	$17,038	$5,961

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	September 30, 2013	December 31, 2012
Investments reported at less than historical cost:
Historical cost	$299,041	$22,999
Fair value	$283,555	$17,038
Percent of the Corporation's available for sale and held to maturity portfolio	31.0%	1.9%

The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment ("OTTI") as of September 30, 2013. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $6.3 million and a fair value of $453,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody’s to determine their fair value.

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

Management believes the declines in fair value for these securities are temporary.  Should any additional impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the OTTI is identified.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates. The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2013.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2013.

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations were due to the decline in value related to the pooled trust preferred securities, and is attributable to temporary illiquidity and the financial crisis affecting these markets, coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities.  The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed.  The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at September 30, 2013.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2013	Accumulated Credit Losses in 2012
Credit losses on debt securities held:
Balance, January 1	$11,355	$11,355
Additions related to other-than-temporary losses not previously recognized
Balance, September 30	$11,355	$11,355

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, residential real estate, auto and small consumer lending, which results in portfolio diversification.  The following tables show the composition in the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale as of September 30, 2013, and December 31, 2012, were $5,312,000 and $22,300,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2013	December 31, 2012
Commercial and industrial loans	$652,356	$622,579
Agricultural production financing and other loans to farmers	98,489	112,527
Real estate loans:
Construction	149,875	98,639
Commercial and farmland	1,264,180	1,266,682
Residential	452,277	473,537
Home Equity	206,816	203,406
Individuals' loans for household and other personal expenditures	70,380	75,748
Lease financing receivables, net of unearned income	1,815	2,590
Other loans	29,269	46,501
Loans	2,925,457	2,902,209
Allowance for loan losses	(66,224)	(69,366)
Net Loans	$2,859,233	$2,832,843

The Corporation maintains an allowance for loan losses to cover probable credit losses identified in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge offs less recoveries. The provision for loan losses is a charge against earnings. All charge offs are approved by the Bank’s senior loan officers or loan committees, depending on the amount of the charge off. The Bank charges off a loan when a determination is made that all or a portion of the loan is not collectible.

The amount provided for loan losses in a given period may be greater than or less than the net loan losses experienced during the period, and is based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision amount in a given period is based on management’s ongoing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and an independent loan review process.  The allowance evaluation takes into consideration identified credit problems, the possibility of losses inherent in the loan portfolio that are not specifically identified and management’s judgment as to the impact of current economic conditions on the portfolio.

Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio as of September 30, 2013.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate and directionally consistent.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2013, and September 30, 2012:

	Three Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, July 1	$26,563	$23,605	$2,885	$15,113	$36	$68,202
Provision for losses	(346)	1,560	(31)	333	17	1,533
Recoveries on loans	1,494	258	110	311	3	2,176
Loans charged off	(1,680)	(2,795)	(161)	(1,051)		(5,687)
Balances, September 30, 2013	$26,031	$22,628	$2,803	$14,706	$56	$66,224

	Nine Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$25,913	$26,703	$2,593	$14,157		$69,366
Provision for losses	1,929	132	267	3,236	$68	5,632
Recoveries on loans	4,050	3,023	426	946	3	8,448
Loans charged off	(5,861)	(7,230)	(483)	(3,633)	(15)	(17,222)
Balances, September 30, 2013	$26,031	$22,628	$2,803	$14,706	$56	$66,224

	Three Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, July 1	$17,791	$35,133	$2,431	$14,788		$70,143
Provision for losses	5,431	(879)	147	(90)		4,609
Recoveries on loans	526	1,598	219	174		2,517
Loans charged off	(1,424)	(4,439)	(168)	(1,745)		(7,776)
Balances, September 30, 2012	$22,324	$31,413	$2,629	$13,127		$69,493

	Nine Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Provision for losses	10,333	149	(14)	3,565	(4)	14,029
Recoveries on loans	1,193	3,462	595	968	1	6,219
Loans charged off	(6,933)	(10,117)	(854)	(3,749)		(21,653)
Balances, September 30, 2012	$22,324	$31,413	$2,629	$13,127		$69,493

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment as of the periods indicated:

	September 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$285	$757		$6		$1,048
Collectively evaluated for impairment	25,630	21,560	$2,803	14,700	$56	64,749
Loans Acquired with Deteriorated Credit Quality	116	311				427
Total Allowance for Loan Losses	$26,031	$22,628	$2,803	$14,706	$56	$66,224
Loan Balances:
Individually evaluated for impairment	$7,946	$33,912		$2,839		$44,697
Collectively evaluated for impairment	771,299	1,370,737	$70,380	655,842	$1,815	2,870,073
Loans Acquired with Deteriorated Credit Quality	869	9,406		412		10,687
Loans	$780,114	$1,414,055	$70,380	$659,093	$1,815	$2,925,457

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	September 30, 2013	December 31, 2012
Commercial and industrial loans	$6,467	$12,195
Agriculture Production financing and other loans to farmers	31
Real Estate Loans:
Construction	2,643	4,814
Commercial and farmland	16,187	22,612
Residential	8,375	11,476
Home Equity	1,093	1,997
Individuals' loans for household and other personal expenditures	32
Lease financing receivables, net of unearned income		301
Other Loans	164	4
Total	$34,992	$53,399

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s commercial impaired loans by loan class for the periods indicated:

	September 30, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$21,683	$7,758
Agriculture production financing and other loans to farmers	33	31
Real Estate Loans:
Construction	6,161	3,789
Commercial and farmland	46,834	33,085
Residential	4,671	2,569
Home equity	3,386	199
Other loans	457	172
Total	$83,225	$47,603
Impaired loans with related allowance:
Commercial and industrial loans	$1,119	$853	$401
Real Estate Loans:
Construction
Commercial and farmland	6,520	5,700	1,068
Residential	74	71	6
Other loans
Total	$7,713	$6,624	$1,475
Total Impaired Loans	$90,938	$54,227	$1,475

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$28,532	$11,730
Real Estate Loans:
Construction	9,787	5,164
Commercial and farmland	58,173	43,204
Residential	8,820	6,215
Home equity	4,199	1,006
Other loans	83	14
Total	$109,594	$67,333
Impaired loans with related allowance:
Commercial and industrial loans	$4,415	$4,155	$1,628
Real Estate Loans:
Construction	1,202	1,058	105
Commercial and farmland	5,579	5,182	2,460
Residential	1,722	1,451	50
Total	$12,918	$11,846	$4,243
Total Impaired Loans	$122,512	$79,179	$4,243

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$8,352	$110	$9,553	$184
Agriculture production financing and other loans to farmers	32		33
Real Estate Loans:
Construction	4,115	29	4,262	85
Commercial and farmland	34,298	620	35,198	1,642
Residential	2,687	82	3,028	114
Home equity	217		236
Other loans	174		184	1
Total	$49,875	$841	$52,494	$2,026
Impaired loans with related allowance:
Commercial and industrial	$865		$889	$7
Real Estate Loans:
Construction
Commercial and farmland	5,742	$5	5,844	5
Residential	74		78
Other loans
Total	$6,681	$5	$6,811	$12
Total Impaired Loans	$56,556	$846	$59,305	$2,038

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$9,994	$26	$11,615	$68
Agriculture production financing and other loans to farmers	300		300
Real Estate Loans:
Construction	6,658	17	7,665	47
Commercial and farmland	31,081	250	33,459	706
Residential	6,936	20	7,342	54
Home equity	713	3	727	10
Other loans	17		18	1
Total	$55,699	$316	$61,126	$886
Impaired loans with related allowance:
Commercial and industrial loans	$5,244	$11	$5,307	$32
Real Estate Loans:
Construction	510		541
Commercial and farmland	12,326	32	12,371	95
Residential	1,485	19	1,485	56
Total	$19,565	$62	$19,704	$183
Total Impaired Loans	$75,264	$378	$80,830	$1,069

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

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
(Unaudited)

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

	September 30, 2013
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$603,166	$18,481	$29,155	$1,554				$652,356
Agriculture production financing and other loans to farmers	98,458		31					98,489
Real Estate Loans:
Construction	142,169	2,752	4,491				$463	149,875
Commercial and farmland	1,163,570	41,954	58,309	112			235	1,264,180
Residential	139,481	1,504	10,803	140		$293,329	7,020	452,277
Home equity	6,633	105	1,126			197,776	1,176	206,816
Individuals' loans for household and other personal expenditures						70,285	95	70,380
Lease financing receivables, net of unearned income	1,688		127					1,815
Other loans	29,063	2	204					29,269
Loans	$2,184,228	$64,798	$104,246	$1,806		$561,390	$8,989	$2,925,457

	December 31, 2012
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$559,852	$23,678	$34,460	$4,589				$622,579
Agriculture production financing and other loans to farmers	112,209	224	94					112,527
Real Estate Loans:
Construction	85,728	1,384	11,356				$171	98,639
Commercial and farmland	1,148,561	38,199	79,078	553			291	1,266,682
Residential	145,402	5,437	13,880	922		$301,614	6,282	473,537
Home equity	9,092	893	1,657			189,721	2,043	203,406
Individuals' loans for household and other personal expenditures						75,748		75,748
Lease financing receivables, net of unearned income						2,289	301	2,590
Other loans	46,473		28					46,501
Loans	$2,107,317	$69,815	$140,553	$6,064		$569,372	$9,088	$2,902,209

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class as of September 30, 2013, and December 31, 2012:

	September 30, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$645,044	$845			$6,467	$7,312	$652,356
Agriculture production financing and other loans to farmers	98,458				31	31	98,489
Real Estate Loans:
Construction	147,157			$75	2,643	2,718	149,875
Commercial and farmland	1,246,319	843	$831		16,187	17,861	1,264,180
Residential	439,860	2,627	998	417	8,375	12,417	452,277
Home equity	204,028	1,153	260	282	1,093	2,788	206,816
Individuals' loans for household and other personal expenditures	69,819	378	88	63	32	561	70,380
Lease financing receivables, net of unearned income	1,815						1,815
Other loans	29,105				164	164	29,269
Loans	$2,881,605	$5,846	$2,177	$837	$34,992	$43,852	$2,925,457

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

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
The following tables summarize troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$162	$183	1	$294	$315	5
Real Estate Loans:
Commercial and farmland	1,464	1,469	6	6,449	5,450	10
Residential	190	191	2	658	649	8
Individuals' loans for household and other personal expenditures				44	45	2
Total	$1,816	$1,843	9	$7,445	$6,459	25

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$875	$1,048	3	$1,155	$1,327	6
Real Estate Loans:
Construction	303	303	1	794	653	2
Commercial and farmland	875	875	2	2,967	2,828	7
Residential	239	241	4	2,196	2,063	19
Individuals' loans for household and other personal expenditures	90	117	4	90	117	4
Total	$2,382	$2,584	14	$7,202	$6,988	38

Commercial and Farmland real estate loans account for 67 percent and 40 percent of the troubled debt restructured loans made in the three and nine months ended September 30, 2013, respectively.  Five and twelve troubled debt restructured loans made during the three and nine months ended September 30, 2013, respectively, are in accrual status.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended September 30, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$175			$175
Real Estate Loans:
Commercial and farmland	1,399			1,399
Residential	158	$34		192
Total	$1,732	$34		$1,766

	Nine Months Ended September 30, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$228		$63	$291
Real Estate Loans:
Commercial and farmland	1,399		1,950	3,349
Residential	158	$94	353	605
Individuals' loans for household and other personal expenditures			26	26
Total	$1,785	$94	$2,392	$4,271

	Three Months Ended September 30, 2012
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$1,048	$1,048
Real Estate Loans:
Construction			299	299
Commercial and farmland		$680	195	875
Residential			167	167
Individuals loans for household and other personal expenditures		7	109	116
Total		$687	$1,818	$2,505

	Nine Months Ended September 30, 2012
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$230		$1,072	$1,302
Real Estate Loans:
Construction			639	639
Commercial and farmland	1,693	$680	385	2,758
Residential	528	252	1,100	1,880
Individuals' loans for household and other personal expenditures		7	109	116
Total	$2,451	$939	$3,305	$6,695

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructures that occurred during the twelve months ended September 30, 2013, and September 30, 2012, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and Industrial loans	1	$18	1	$18
Real Estate Loans:
Commercial and farmland			1	223
Residential	2	166	2	166
Total	3	$184	4	$407

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and Industrial loans	3	$1,415	3	$1,415
Real Estate Loans:
Commercial and farmland	1	23	1	23
Residential	7	371	11	2,494
Total	11	$1,809	15	$3,932

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

NOTE 5

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The Bank acquired loans in a purchase during the year ended December 31, 2012. The following table includes the carrying amount of these loans, which are included in the balance sheet amounts of loans receivable at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Commercial and industrial loans	$6,265	$8,542
Agricultural production financing and other loans to farmers	1,382	1,127
Real estate loans:
Construction	8	58
Commercial and farmland	18,553	24,259
Residential	9,614	12,118
Home Equity	16,529	18,805
Individuals' loans for household and other personal expenditures	336	691
Other Loans	164
Total	$52,851	$65,600

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning balance	$3,959	$5,142
Accretion	(413)	(1,596)
Ending balance, September 30, 2013	$3,546	$3,546

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Beginning balance	$9,048	$9,774
Accretion	(2,612)	(3,338)
Ending balance, September 30, 2012	$6,436	$6,436

At acquisition, certain purchased loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Certain loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan to value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition, which incorporated the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of September 30, 2013 and 2012, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2013, and 2012, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,355,000 from accumulated other comprehensive income to interest expense.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2013, the notional amount of customer-facing swaps was approximately $146,980,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2013, and December 31, 2012.

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$421	Other Assets	$197	Other Liabilities	$1,441	Other Liabilities	$3,332
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,054	Other Assets	$6,103	Other Liabilities	$3,136	Other Liabilities	$6,434

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for three and nine months ended September 30, 2013, and 2012.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest rate contracts	Other income	$(16)	$249

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest rate contracts	Other income	$(70)	$(125)

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months ended		Nine Months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest Rate Products	$(248)	$(376)	$1,550	$(1,529)

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months ended		Nine Months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest Expense	$(207)		$(587)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

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

As of September 30, 2013, the termination value of derivatives in a net liability position related to these agreements was $4,365,000. As of September 30, 2013, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $4,271,000. If the Corporation had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at their termination value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013, and December 31, 2012.

		Fair Value Measurements Using:
September 30, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$3,800		$3,800
State and municipal	202,182		181,672	$20,510
U.S. Government-sponsored mortgage-backed securities	398,169		398,169
Corporate obligations	484			484
Equity securities	1,706		1,702	4
Interest rate swap asset	3,054		3,054
Interest rate cap	421		421
Interest rate swap liability	4,577		4,577

		Fair Value Measurements Using:
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$4,640		$4,640
State and municipal	158,194		140,094	$18,100
U.S. Government-sponsored mortgage-backed securities	348,579		348,579
Corporate obligations	224			224
Equity securities	1,706		1,702	4
Interest rate swap asset	6,103		6,103
Interest rate cap	197		197
Interest rate swap liability	9,766		9,766

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of September 30, 2013.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Pooled Trust Preferred Securities

Pooled trust preferred securities are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at September 30, 2013, Moody’s ratings on these securities ranged from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI evaluation process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the evaluation process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the September 30, 2013 quarterly evaluation process, the conclusion was no OTTI for the three months ending September 30, 2013. No OTTI was recognized for nine months ended September 30, 2013 and 2012.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for three and nine months ended September 30, 2013, and 2012.

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$17,915				$18,328
Total realized and unrealized gains and losses:
Included in net income (loss)
Included in other comprehensive income	(486)				(521)
Purchases, issuances and settlements
Transfers in/(out) of Level 3	3,905				3,905
Principal payments/additions	(336)				(714)
Ending balance at September 30, 2013	$20,998				$20,998

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Balance at beginning of the period	$19,740				$20,838	$5,241	$424	$(7,797)
Total realized and unrealized gains and losses:
Included in net income (loss)						(860)		863
Included in other comprehensive income	(183)				(944)	481	(15)
Purchases, issuances and settlements
Transfers in/(out) of Level 3						(4,862)	(409)	6,934
Principal payments	(1,132)				(1,469)
Ending balance at September 30, 2012	$18,425				$18,425	$—	$—	$—

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2013 or December 31, 2012.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

Transfer between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Three and Nine Months Ended September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers to/(from) Level:
Available for sale securities		$(3,905)	$3,905	Selected state and municipal securities were transferred from Level 2 to Level 3 due to limited availability of similar securities in active markets.
		$(3,905)	$3,905

	Nine Months Ended September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers to/(from) Level:
Interest rate swap asset		$4,862	$(4,862)
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

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013, and December 31, 2012.

		Fair Value Measurements Using
September 30, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$8,874			$8,874
Other real estate owned	$8,220			$8,220

		Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$17,703			$17,703
Other real estate owned	$7,684			$7,684

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
(Unaudited)

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2013.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
State and municipal securities	$20,510	Discounted cash flow	Maturity/Call date	1 month to 10 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 5%

Corporate obligations/Equity securities	$488	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$8,874	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50%

Other real estate owned	$8,220	Appraisals	Discount to reflect current market conditions	0% - 20%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013, and December 31, 2012.

		September 30, 2013
		(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$92,341	$92,341
Interest-bearing time deposits	18,875	18,875
Investment securities available for sale	606,341		$585,343	$20,998
Investment securities held to maturity	307,794		303,371	11,012
Mortgage loans held for sale	5,312		5,312
Loans	2,859,233			2,822,465
Federal Reserve Bank and Federal Home Loan Bank stock	32,790		32,790
Interest rate swap and cap asset	3,475		3,475
Interest receivable	16,171		16,171
Liabilities:
Deposits	$3,255,846	$2,548,183	$700,168
Borrowings:
Federal funds purchased	115,938		115,938
Securities sold under repurchase agreements	123,935		124,195
Federal Home Loan Bank advances	172,292		173,449
Subordinated debentures and term loans	111,849		63,391
Interest rate swap liability	4,577		4,577
Interest payable	1,155		1,155

		December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$101,460	$101,460
Interest-bearing time deposits	38,443	38,443
Investment securities available for sale	513,343		$495,015	$18,328
Investment securities held to maturity	361,020		366,590	11,584
Mortgage loans held for sale	22,300		22,300
Loans	2,832,843			2,852,614
Federal Reserve Bank and Federal Home Loan Bank stock	32,785		32,785
Interest rate swap and cap asset	6,300		6,300
Interest receivable	16,367		16,367
Liabilities:
Deposits	$3,346,383	$2,478,706	$865,793
Borrowings:
Federal funds purchased	18,862		18,862
Securities sold under repurchase agreements	141,828		142,318
Federal Home Loan Bank advances	94,238		97,357
Subordinated debentures and term loans	112,161		62,133
Interest rate swap liability	9,766		9,766
Interest payable	1,841		1,841

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following methods were used to estimate the fair value of all other financial instruments recognized in the Consolidated Condensed Balance Sheets at amounts other than fair value.

Cash and due from banks:  The fair value of cash and cash equivalents approximates carrying value.

Interest-bearing time deposits:  The fair value of interest-bearing time deposits approximates carrying value.

Investment securities:  Fair value is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of certain Level III securities is estimated using discounted cash flow analysis, using interest rates currently being offered on investments with similar maturities and investment quality.

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

NOTE 8

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2013 and 2012:

	Accumulated Other Comprehensive Income
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2012	$17,904	$(3,272)	$(2,652)	$(17,479)	$(5,499)
Other comprehensive income before reclassifications	(12,646)	89	1,007		(11,550)
Amounts reclassified from accumulated other comprehensive income	(317)		382	786	851
Period change	(12,963)	89	1,389	786	(10,699)
Balance at September 30, 2013	$4,941	$(3,183)	$(1,263)	$(16,693)	$(16,198)

Balance at December 31, 2011	$18,244	$(3,168)	$(1,841)	$(16,837)	$(3,602)
Other comprehensive income before reclassifications	3,102	(80)	(994)		2,028
Amounts reclassified from accumulated other comprehensive income	(1,387)			940	(447)
Period change	1,715	(80)	(994)	940	1,581
Balance at September 30, 2012	$19,959	$(3,248)	$(2,835)	$(15,897)	$(2,021)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2013 and 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2013	2012	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income		$843	Other income - net realized gains on sales of available for sale securities
Related income tax expense		(294)	Income tax expense
		$549

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(207)		Interest expense - subordinated debentures and term loans
Related income tax benefit	72		Income tax expense
	$(135)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(112)	$(323)	Other expenses - salaries and employee benefits
Related income tax benefit	39	113	Income tax expense
	$(73)	$(210)

Total reclassifications for the period, net of tax	$(208)	$339

	Amount Reclassified from Accumulated Other Comprehensive Income For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2013	2012	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$487	$2,134	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(170)	(747)	Income tax expense
	$317	$1,387

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(587)		Interest expense - subordinated debentures and term loans
Related income tax benefit	205		Income tax expense
	$(382)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(1,209)	$(1,446)	Other expenses - salaries and employee benefits
Related income tax benefit	423	506	Income tax expense
	$(786)	$(940)

Total reclassifications for the period, net of tax	$(851)	447

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation continue to vest after retirement. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of September 30, 2013, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2013 was $475,000 and $1,285,000, respectively compared to $415,000 and $1,101,000 for the three and nine months ended September 30, 2012. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately five percent for the nine months ended September 30, 2013, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock and ESPP Options
Pre-tax compensation expense	$89	$71	$177	$197
Income tax expense (benefit)	(17)	(11)	1	(13)
Stock and ESPP option expense, net of income taxes	$72	$60	$178	$184
Restricted Stock Awards
Pre-tax compensation expense	$386	$344	$1,108	$904
Income tax benefit	(135)	(104)	(387)	(322)
Restricted stock awards expense, net of income taxes	$251	$240	$721	$582
Total Share-Based Compensation
Pre-tax compensation expense	$475	$415	$1,285	$1,101
Income tax benefit	(152)	(115)	(386)	(335)
Total share-based compensation expense, net of income taxes	$323	$300	$899	$766

As of September 30, 2013, unrecognized compensation expense related to stock options and RSAs totaling $96,000 and $2,523,000, respectively, is expected to be recognized over weighted-average periods of .54 and 1.44 years, respectively.

Stock option activity under the Corporation's stock option plans as of September 30, 2013 and changes during the nine months ended September 30, 2013, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	906,636	$21.58
Granted	22,500	$16.50
Exercised	(11,250)	$7.90
Canceled	(104,012)	$23.52
Outstanding September 30, 2013	813,874	$21.46	3.86	1,464,190
Vested and Expected to Vest at September 30, 2013	813,874	$21.46	3.9	1,464,190
Exercisable at September 30, 2013	763,074	$21.98	3.52	1,277,175

The weighted-average grant date fair value was $5.73 and $3.97 for stock options granted during the nine months ended September 30, 2013 and 2012, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2013.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $106,000 and $46,000, respectively. Cash receipts of stock options exercised during this same period were $97,000 and $67,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2013	401,375	$9.29
Granted	118,954	$15.47
Vested	(111,770)	$6.15
Forfeited	(1,700)	$11.95
Unvested RSAs at September 30, 2013	406,859	$11.94

The grant date fair value of ESPP options was estimated at the beginning of the April 1, 2013 quarterly offering period of approximately $29,000. The ESPP options vested during the three months ending September 30, 2013, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2013.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

Income Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income Tax Expense :
Currently Payable:
Federal	$(1,897)	$139	$(1,157)	$1,475
State
Deferred:
Federal	4,564	3,787	12,647	11,239
State
Total Income Tax Expense	$2,667	$3,926	$11,490	$12,714
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$4,575	$5,307	$15,601	$16,634
Tax-exempt interest income	(1,024)	(927)	(2,842)	(2,788)
Stock compensation	14	14	40	56
Earnings on life insurance	(213)	(240)	(672)	(954)
Tax credits	(375)	(19)	(411)	(55)
Other	(310)	(209)	(226)	(179)
Actual Tax Expense	$2,667	$3,926	$11,490	$12,714

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

The following table reconciles basic and diluted net income per share for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$10,403			$11,236
Less: Preferred Stock dividends and discount accretion	(430)			(1,134)
Net income available to common stockholders	9,973	28,806,809	$0.35	10,102	28,649,996	$0.35
Effect of dilutive stock options and warrants		274,663			238,080
Diluted net income per share:
Net income available to common stockholders	$9,973	29,081,472	$0.35	$10,102	28,888,076	$0.35

The following table reconciles basic and diluted net income per share for the nine months ended September 30, 2013 and 2012 .

	Nine Months Ended September 30,
	2013			2012
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$33,083			$34,812
Less: Preferred Stock dividends and discount accretion	(2,139)			(3,404)
Net income available to common stockholders	30,944	28,769,206	$1.08	31,408	28,619,186	$1.09
Effect of dilutive stock options and warrants		257,260			200,097
Diluted net income per share:
Net income available to common stockholders	$30,944	29,026,466	$1.07	$31,408	28,819,283	$1.09

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock options to purchase 615,151 and 770,001 shares for the three months ended September 30, 2013, and 2012, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price. Stock options to purchase 667,382 and 846,499 shares for the nine months ended September 30, 2013, and 2012, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

Based on the closing price of First Merchants' common stock on October 31, 2013 of $18.80 per share, the transaction value is estimated at approximately $134 million. The transaction is expected to be a tax-free stock exchange for those Citizens shareholders receiving First Merchants' common stock pursuant to the Merger. Subject to customary closing conditions, the parties anticipate completing the Merger in mid-November 2013. The Boards of Directors and shareholders of both First Merchants and Citizens have approved the Merger Agreement.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

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

NOTE 14

CONTINGENT LIABILITIES

On April 16, 2013, First Merchants was named in a class action lawsuit in Delaware County Circuit Court challenging First Merchant's checking account practices associated with the assessment of overdraft fees. The plaintiff sought damages and other relief, including restitution and injunctive relief. First Merchants removed the case from state court to federal district court. First Merchants then filed a motion to stay the federal action pending arbitration. The motion was recently granted by the court and the action was stayed. To the extent the plaintiff desires to further pursue the matter, the plaintiff must do so through a separate arbitration proceeding. If arbitration is pursued, First Merchants believes it has meritorious defenses to the claims brought by the plaintiff.

On July 30, 2013, a purported shareholder of CFS Bancorp, Inc. filed a putative class action lawsuit captioned Jay Orlando v. CFS Bancorp, Inc., et al., No. 2:13-CV-00261 in U.S. District Court in the Northern District of Indiana against CFS Bancorp, Inc., its board of directors and First Merchants. The complaint generally alleged various claims of federal securities law violations and that the directors of CFS Bancorp, Inc. breached their fiduciary duties by providing materially inadequate disclosures and material disclosure omissions with respect to the proposed merger of CFS Bancorp, Inc. into First Merchants. The plaintiff seeks (1) class certification, (2) to enjoin the merger or, in the event the merger is completed before entry of a final judgment, to rescind the merger or be awarded an unspecified amount of rescissory damages, (3) compensatory damages in an unspecified amount, and (4) costs and expenses, including attorneys' fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on First Merchants. The defendants believe the claims against them are without merit and intend to contest the matter vigorously. On October 15, 2013, the plaintiff dismissed First Merchants as a defendant in the action without prejudice.

NOTE 15

SUBSEQUENT EVENTS

On November 1, 2013, the Corporation privately placed $65 million of 6.75 percent fixed-to-floating rate subordinated notes due in 2028 and $5 million of 5 percent fixed-to-floating rate senior unsecured notes due in 2028 through U.S. Bancorp Investments, Inc. The funds were used to refinance the Corporation's $55.0 million credit facility with Bank of America, N.A., which consisted of a $50.0 million subordinated debenture and a $5.0 million term loan, both of which were scheduled to mature in February 2015.

The Corporation intends to apply the remaining funds from the placement to the redemption of the remaining 34,043 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") held by the U.S. Department of the Treasury (the "Treasury") at an aggregate redemption price of $34,043,000, plus accrued but unpaid dividends. The Series B Preferred Stock was issued to the Treasury in September of 2011 as part of the Corporation's participation in the Small Business Lending Fund Program.

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

We believe there have been no significant changes during the nine months ended September 30, 2013, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, National Association.  The Bank includes seventy-five banking locations in twenty-four Indiana and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

The Board of Directors and shareholders of the Corporation and CFS Bancorp, Inc. have agreed to merge CFS Bancorp, Inc. with and into the Corporation. See NOTE 13. BUSINESS COMBINATIONS in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q for additional discussion of this transaction.

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $10.0 million, or $0.35 per fully diluted common share for the quarter ended September 30, 2013, a slight decrease of $129,000, compared to net income available to common stockholders of $10.1 million, or $0.35 per common share for quarter ended September 30, 2012.

Net income available to common stockholders for the nine months ended September 30, 2013 was $30.9 million, or $1.07 per fully diluted common share, compared to net income available to common stockholders of $31.4 million, or $1.09 per fully diluted common share for the nine months ended September 30, 2012. On February 10, 2012, the Bank assumed substantially all the deposits and certain other liabilities and acquired certain assets of SCB Bank, from the FDIC as the receiver of SCB Bank. This transaction generated a pre-tax gain of $9.1 million, or $0.21 per common share after tax. Details of this transaction are included in NOTE 2. PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

As of September 30, 2013, total assets equaled $4.3 billion, an increase of $21.1 million from December 31, 2012.  Total loans of $2.9 billion increased $6.3 million and investment securities increased $39.8 million from December 31, 2012. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The Corporation’s allowance for loan losses totaled $66.2 million as of September 30, 2013.  The allowance provides 189.3 percent coverage of all non-accrual loans and 2.26 percent of total loans.  Provision expense totaled $1.5 million for third quarter of 2013, compared to $4.6 million in the third quarter of 2012.  Net charge-offs totaled $3.5 million for the third quarter of 2013, down from $5.3 million for the third quarter of 2012.  Provision expense totaled $5.6 million for nine months ended September 30, 2013, compared to $14.0 million in nine months ended September 30, 2012. Net charge-offs totaled $8.8 million for nine months ended September 30, 2013, compared to $15.4 million for nine months ended September 30, 2012. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Total Deposits of $3.3 billion decreased from December 31, 2012 by $90.5 million. The largest declines were in maturity deposits, which declined $160.0 million. These declines were offset by an increase in non-maturity deposits of $69.5 million compared to December 31, 2012. Total Borrowings increased $156.9 million from December 31, 2012 as Federal Funds Purchased and Federal Home Loan Bank advances increased $97.1 million and $78.1 million, respectively, to offset the decline in total deposits and fund the increase in investment securities.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Net interest income totaled $37.0 million for the quarter, as net interest margin during the quarter totaled 3.97 percent as yields on earning assets totaled 4.35 percent and the cost of supporting liabilities totaled 0.38 percent. Net interest income totaled $113.1 million for nine months ended September 30, 2013, as net interest margin during the nine months ended September 30, 2013 totaled 4.03 percent as yields on earning assets totaled 4.44 percent and the cost of supporting liabilities totaled 0.41 percent. Additional details of the Corporation's net interest income are discussed within the "NET INTEREST INCOME" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis (“FTE”), which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35 percent in effect for all periods.  Net interest margin decreased 35 basis points from 4.32 percent in the third quarter of 2012 to 3.97 percent in the third quarter of 2013, while earning assets increased by $59.5 million.

During the nine months ended September 30, 2013, net interest income decreased 10 basis points compared to the same period in 2012. The yield on interest earning assets decreased 35 basis points, while the cost of interest bearing liabilities decreased 25 basis points during the nine months ended September 30, 2013. The decrease in the net interest margin compared to prior periods, for both the three and nine months ended September 30, 2013, is primarily due to the yield on average earning assets decreasing faster than the cost of interest-bearing liabilities.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three and nine months ended September 30, 2013, and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
Annualized net interest income	$148,088	$159,611	$150,840	$152,095
Annualized FTE adjustment	$6,298	$5,707	$5,832	$5,746
Annualized net interest income on a fully taxable equivalent basis	$154,386	$165,318	$156,672	$157,841
Average earning assets	$3,888,646	$3,829,127	$3,885,061	$3,818,805
Interest income (FTE) as a percent of average earning assets	4.35%	4.89%	4.44%	4.79%
Interest expense as a percent of average earning assets	0.38%	0.57%	0.41%	0.66%
Net interest income (FTE) as a percent of average earning assets	3.97%	4.32%	4.03%	4.13%

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  Annualized amounts are computed utilizing a 30/360 day basis.

NON-INTEREST INCOME

Non-interest income decreased $2.5 million or 17.3 percent in the third quarter of 2013, compared to the third quarter of 2012.  The largest increases realized during the third quarter of 2013 when compared to the same quarter of 2012 were gains on sale of other real estate owned and service charges on deposit accounts totaling $237,000 and $207,000, respectively. The largest decreases realized during the third quarter of 2013 when compared to the same quarter of 2012 were gains on the sale of mortgage loans, security transactions gains, loan level hedge income, and tax credit fund income of $1.2 million, $843,000, $589,000 and $554,000, respectively.

During the first nine months of 2013, non-interest income decreased $10.4 million or 20.7 percent from the same period in 2012. The largest item contributing to the decrease was a gross purchase gain of $9.1 million recognized from the purchase of certain assets and assumption of certain liabilities of SCB Bank in Shelby County Indiana. See NOTE 2. PURCHASE AND ASSUMPTION in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q for additional discussion of this transaction.

Additionally, earnings on cash surrender value of life insurance decreased by $804,000 compared to the first nine months of 2012. This decrease was primarily driven by a death benefit of $576,000 received from Bank Owned Life Insurance during 2012. Finally, gains on the sale of investment securities and gains on the sale of mortgage loans declined by $1.6 million and $607,000, respectively, in the first nine months of 2013 when compared to the first nine months of 2012.

Offsetting these declines were increased insurance commissions and fiduciary activities of $786,000 and $450,000, respectively, from the same period of 2012.

NON-INTEREST EXPENSE

Non-interest expenses decreased $185,000 or 0.5 percent in the third quarter of 2013, compared to the third quarter of 2012.  Salaries and employee benefits increased $533,000 or 2.7 percent over the same quarter last year.  This was primarily driven by employee benefits increasing $441,000 over the same quarter last year.  This increase was offset by declines in other real estate owned and credit related expenses and outside services of $456,000 and $334,000, respectively, from the third quarter of 2012 to the third quarter of 2013.

During the first nine months of 2013, non-interest expense increased $49,000 or 0.1 percent when compared to the first nine months of 2012. Salaries and employee benefits increased by $2.9 million over the same period in 2012. Base salaries were up $2.0 million while commissions and incentives increased $139,000. Additionally, retirement plan expenses, employee insurance, and payroll taxes increased $314,000, $249,000 and $221,000, respectively, over the same period in 2012. The increase in salaries and employee benefits was offset by declines in other real estate owned and credit related expenses of $1.4 million, FDIC assessment expense of $676,000 and net occupancy expenses of $393,000, from the first nine months of 2012 to the first nine months of 2013.

INCOME TAX EXPENSE

The income tax expense for the nine months ended September 30, 2013, was $11,490,000 on pre-tax net income of $44,573,000.  For the same period in 2012, the income tax expense was $12,714,000 on pre-tax net income of $47,526,000. Additional details are discussed within the “RESULTS OF OPERATIONS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 7.97% percent at September 30, 2013, and 7.55% percent at December 31, 2012.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At September 30, 2013, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

As of September 30, 2013, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	September 30, 2013		December 31, 2012
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$498,122	14.96%	$526,792	16.34%
Tier 1 capital (to risk-weighted assets)	436,186	13.10%	456,132	14.15%
Tier 1 capital (to average assets)	436,186	10.54%	456,132	11.03%
First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$522,463	15.70%	$515,337	16.01%
Tier 1 capital (to risk-weighted assets)	480,590	14.44%	474,782	14.75%
Tier 1 capital (to average assets)	480,590	11.62%	474,782	11.50%

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

On July 2, 2013, the Corporation redeemed an additional 34,044 shares of the Series B Preferred Stock at an aggregate redemption price of $34,044,000, plus accrued but unpaid dividends. Following this redemption, the Treasury holds 34,043 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $34 million. See NOTE 15. SUBSEQUENT EVENTS in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q for discussion regarding the Corporation's intent to redeem the remaining shares.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is also meaningful when considering performance measures of the Corporation. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Amounts)	2013	2012	2013	2012
Average goodwill	$141,374	$141,358	$141,374	$141,357
Average core deposit intangible (CDI)	7,197	8,725	7,579	8,826
Average deferred tax on CDI	(2,286)	(2,177)	(2,264)	(2,200)
Intangible adjustment	$146,285	$147,906	$146,689	$147,983
Average stockholders' equity (GAAP capital)	$508,034	$540,988	$528,156	$530,153
Average cumulative preferred stock	(125)	(125)	(125)	(125)
Average non-cumulative preferred stock issued under the Small Business Lending Fund Program	(34,413)	(90,783)	(56,905)	(90,783)
Intangible adjustment	(146,285)	(147,906)	(146,689)	(147,983)
Average tangible capital	$327,211	$302,174	$324,437	$291,262
Average assets	$4,286,982	$4,237,590	$4,288,645	$4,230,186
Intangible adjustment	(146,285)	(147,906)	(146,689)	(147,983)
Average tangible assets	$4,140,697	$4,089,684	$4,141,956	$4,082,203
Net income available to common stockholders	$9,973	$10,102	$30,944	$31,408
CDI amortization, net of tax	205	272	617	809
Tangible net income available to common stockholders	$10,178	$10,374	$31,561	$32,217
Per Share Data:
Diluted net income available to common stockholders	$0.35	$0.35	$1.07	$1.09
Diluted tangible net income available to common stockholders	$0.35	$0.36	$1.09	$1.12
Ratios:
Return on average GAAP capital (ROE)	7.85%	7.47%	7.81%	7.90%
Return on average tangible capital	12.44%	13.73%	12.97%	14.75%
Return on average assets (ROA)	0.93%	0.95%	0.96%	0.99%
Return on average tangible assets	0.98%	1.01%	1.02%	1.05%

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

Non-accrual loans decreased by $18,407,000 during the nine months ended September 30, 2013, from $53,399,000 at December 31, 2012 to the September 30, 2013, balance of $34,992,000. In addition, other real estate owned declined $1,211,000 during the same period.  For other real estate owned, current appraisals are obtained to determine value as management continues to aggressively market these real estate assets. Accruing loans delinquent 90 or more days at September 30, 2013 decreased $1,200,000, or 58.9 percent from December 31, 2012, and was comprised of loans secured by residential real estate.

Commercial impaired loans include all non-accrual loans, loans accounted for under SOP-03-3 and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2013, commercial impaired loans totaled $54,227,000, a decrease of $8,762,000 from the June 30, 2013, balance of $62,989,000, and were down 31.5 percent from December 31, 2012. At September 30, 2013, an allowance for losses was not deemed necessary for commercial impaired loans totaling $47,604,000 as there was no identified loss on these credits. An allowance of $1,475,000 was recorded for the remaining balance of these impaired loans totaling $6,623,000 and is included in the corporation’s allowance for loan losses.

The following table details the Corporation's non-performing assets plus loans 90-days or more delinquent, and notes total commercial impaired loans for the periods indicated.

(Dollars in Thousands)	September 30, 2013	December 31, 2012
Non-Performing Assets:
Non-accrual loans	$34,992	$53,399
Renegotiated loans	3,269	12,681
Non-performing loans (NPL)	38,261	66,080
Other real estate owned	12,052	13,263
Non-performing assets (NPA)	50,313	79,343
90+ days delinquent and still accruing	837	2,037
Non-performing assets plus 90+ days delinquent	51,150	81,380
Impaired Loans	$54,227	$79,179

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	September 30, 2013	December 31, 2012
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$6,772	$13,690
Agricultural production financing and other loans to farmers	31
Real estate loans:
Construction	8,626	12,378
Commercial and farmland	21,963	34,999
Residential	11,955	16,620
Home Equity	1,509	3,198
Individuals' loans for household and other personal expenditures	130	190
Lease financing receivables, net of unearned income		301
Other loans	164	4
Non-performing assets plus 90+ days delinquent	$51,150	$81,380

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2013, the allowance for loan losses was $66,224,000, a decrease of $3,142,000 from December 31, 2012. As a percent of loans, the allowance was 2.26 percent at September 30, 2013, 2.32 percent at June 30, 2013, 2.36 percent at March 31, 2013 and 2.37 percent at December 31, 2012. The provision for loan losses for the nine months ended September 30, 2013 was $5,632,000, a decrease of $8,397,000 from $14,029,000 for the same period in 2012. The continued improvement in credit quality, primarily the declines in loans graded substandard, doubtful and loss, contributed to the decrease in provision expense.  Specific reserves, on impaired loans decreased $2,768,000 from $4,243,000 at December 31, 2012, to $1,475,000 at September 30, 2013.

Net charge offs for the nine months ended September 30, 2013, were $8,774,000, a decrease of $6,660,000 from the same period in 2012.  Of this amount, seven charge offs, totaling 84.0 percent of net charge offs, were greater than $500,000. The distribution of the net charge offs for the three and nine months ended September 30, 2013 and September 30, 2012 is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
Net Charge Offs (Recoveries):
Commercial and industrial loans	$494	$923	$2,179	$5,266
Agricultural production financing and other loans to farmers	(284)	(3)	(306)	(23)
Real estate loans:
Construction	242	433	99	105
Commercial and farmland	2,295	2,408	4,108	6,550
Residential	576	1,204	1,322	1,895
Home Equity	164	367	1,365	886
Individuals' loans for household and other personal expenditures	51	(51)	57	259
Lease financing receivables, net of unearned income	(3)		12	(1)
Other Loans	(24)	(22)	(62)	497
Total Net Charge Offs	$3,511	$5,259	$8,774	$15,434

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

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At September 30, 2013, total borrowings from the FHLB were $172,292,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2013, was $188,870,000.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $606,341,000 at September 30, 2013, an increase of $92,998,000, or 18.1 percent, from December 31, 2012.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity.  Securities classified as held to maturity that are maturing in one year or less, totaled $1,060,000 at September 30, 2013.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation currently has a $55 million credit facility with Bank of America, N.A., comprised of (a) a term loan in the principal amount of $5 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50.0 million (the “Subordinated Debt”).  Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt each mature on February 15, 2015.  The Term Loan is secured by a pledge of all of the issued and outstanding shares of the Bank. The Loan Agreement contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the Loan Agreement.  As of September 30, 2013, the Corporation was in compliance with these financial covenants.

On November 1, 2013, the Corporation refinanced the $50.0 million Subordinated Debt and $5.0 million Term Loan with Bank of America, N.A. with a $65 million subordinated notes and a $5 million senior unsecured notes through U.S Bancorp Investments, Inc. See Note 15. SUBSEQUENT EVENTS in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q for additional discussion of this transaction.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at September 30, 2013, are as follows:

(Dollars in Thousands)	September 30, 2013
Amounts of commitments:
Loan commitments to extend credit	$1,062,826
Standby and commercial letters of credit	22,245
$1,085,071

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at September 30, 2013, are as follows:

(Dollars in Thousands)	Remaining 2013	2014	2015	2016	2017	2018	2019 and after	Total
Operating leases	$587	$2,260	$2,086	$1,666	$1,024	$335	$1,046	$9,004
Federal funds purchased	115,938							115,938
Securities sold under repurchase agreements	113,935	10,000						123,935
Federal Home Loan Bank advances	50,043	26,437	30,893	28,933	2,630	13,252	20,104	172,292
Subordinated debentures and term loans	147		55,000				56,702	111,849
Total	$280,650	$38,697	$87,979	$30,599	$3,654	$13,587	$77,852	$533,018

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of  September 30, 2013, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	September 30, 2013
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(2)
Three-year CMT	200	(40)
Five-year CMT	200	(92)
CD's	200	(22)
FHLB advances	200	(49)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2013. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2013
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$146,246	$150,903	$143,111
Variance from base		$4,657	$(3,135)
Percent of change from base		3.18%	(2.14)%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2013, and December 31, 2012. Earning assets increased by $26,469,000 in the nine months ended September 30, 2013.  Interest-bearing time deposits decreased $19,568,000, while investments increased by approximately $39,772,000. Loans and loans held for sale increased by $6,260,000. Two loan classes experiencing the largest increases from December 31, 2012, were construction and commercial and industrial loans. These increases were offset primarily by decreases in three loan classes, which were real estate residential, other loans and agriculture production financing and other loans to farmers.

(Dollars in Thousands)	September 30, 2013	December 31, 2012
Interest-bearing time deposits	$18,875	$38,443
Investment securities available for sale	606,341	513,343
Investment securities held to maturity	307,794	361,020
Mortgage loans held for sale	5,312	22,300
Loans	2,925,457	2,902,209
Federal Reserve and Federal Home Loan Bank stock	32,790	32,785
Total	$3,896,569	$3,870,100

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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 1.  LEGAL PROCEEDINGS

On April 16, 2013, First Merchants was named in a class action lawsuit in Delaware County Circuit Court challenging First Merchant's checking account practices associated with the assessment of overdraft fees. The plaintiff sought damages and other relief, including restitution and injunctive relief. First Merchants removed the case from state court to federal district court. First Merchants then filed a motion to stay the federal action pending arbitration. The motion was recently granted by the court and the action was stayed. To the extent the plaintiff desires to further pursue the matter, the plaintiff must do so through a separate arbitration proceeding. If arbitration is pursued, First Merchants believes it has meritorious defenses to the claims brought by the plaintiff. This proceeding was reported in First Merchants' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

On July 30, 2013, a purported shareholder of CFS Bancorp, Inc. filed a putative class action lawsuit captioned Jay Orlando v. CFS Bancorp, Inc., et al., No. 2:13-CV-00261 in U.S. District Court in the Northern District of Indiana against CFS Bancorp, Inc., its board of directors and First Merchants. The complaint generally alleged various claims of federal securities law violations and that the directors of CFS Bancorp, Inc. breached their fiduciary duties by providing materially inadequate disclosures and material disclosure omissions with respect to the proposed merger of CFS Bancorp, Inc. into First Merchants. The plaintiff seeks (1) class certification, (2) to enjoin the merger or, in the event the merger is completed before entry of a final judgment, to rescind the merger or be awarded an unspecified amount of rescissory damages, (3) compensatory damages in an unspecified amount, and (4) costs and expenses, including attorneys' fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on First Merchants. The defendants believe the claims against them are without merit and intend to contest the matter vigorously. This proceeding was reported in First Merchants' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. On October 15, 2013, the plaintiff dismissed First Merchants as a defendant in the action without prejudice.
ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s December 31, 2012, Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during three months ended September 30, 2013, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July, 2013
August, 2013	182	$18.15
September, 2013

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

First Merchants Corporation
(Registrant)

Date: November 8, 2013	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	by /s/ Mark K. Hardwick
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