Form 10-K
period 2013-12-31
FIRST MERCHANTS CORP
filed 2014-03-14
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]
Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]
Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer[X] Non-accelerated filer [  ] Small Reporting Company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]
The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $493,952,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013).

As of February 28, 2014 there were 35,973,832 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 12, 2014

FIRST MERCHANTS CORPORATION

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Share Data)	2013	2012	2011	2010	2009
Operations (1) (2)
Net Interest Income Fully Taxable Equivalent (FTE) Basis	$160,308	$158,081	$149,114	$149,434	$159,068
Less Tax Equivalent Adjustment	6,043	5,745	5,759	5,865	5,722
Net Interest Income	154,265	152,336	143,355	143,569	153,346
Provision for Loan Losses	6,648	18,534	22,630	46,483	122,176
Net Interest Income After Provision for Loan Losses	147,617	133,802	120,725	97,086	31,170
Total Other Income	54,809	64,302	49,120	48,544	51,201
Total Other Expenses	143,219	137,115	135,938	142,311	151,558
Income (Loss) Before Income Tax Expense (Benefit)	59,207	60,989	33,907	3,319	(69,187)
Income Tax Expense (Benefit)	14,677	15,867	8,655	(3,590)	(28,424)
Net Income (Loss)	44,530	45,122	25,252	6,909	(40,763)
Gain on Exchange of Preferred Stock to Trust Preferred Debt				11,353
Loss on CPP Unamortized Discount			(1,401)	(1,301)
Loss on Extinguishment of Trust Preferred Securities			(10,857)
Preferred Stock Dividends and Discount Accretion	(2,380)	(4,539)	(3,981)	(5,239)	(4,979)
Net Income (Loss) Available to Common Stockholders	$42,150	$40,583	$9,013	$11,722	$(45,742)

Per Share Data
Basic Net Income (Loss) Available to Common Stockholders	$1.42	$1.42	$0.34	$0.48	$(2.17)
Diluted Net Income (Loss) Available to Common Stockholders	1.41	1.41	0.34	0.48	(2.17)
Cash Dividends Paid - Common	0.18	0.10	0.04	0.04	0.47
December 31 Book Value - Common	17.67	16.08	14.83	15.11	16.55
December 31 Tangible Book Value - Common	12.17	10.95	9.64	9.21	9.25
December 31 Market Value (Bid Price) - Common	22.72	14.84	8.47	8.86	5.94

Average Balances (1) (2)
Total Assets	$4,455,411	$4,245,996	$4,143,850	$4,271,715	$4,674,590
Total Loans (3)	3,008,555	2,819,816	2,748,684	3,050,850	3,546,316
Total Deposits	3,465,640	3,263,020	3,175,762	3,337,747	3,603,509
Securities Sold Under Repurchase Agreements (long-term portion)	5,000	10,000	12,773	24,250	24,250
Total Federal Home Loan Bank Advances	119,246	113,730	110,729	107,753	243,105
Total Subordinated Debentures and Term Loans	114,394	109,339	133,673	126,650	110,826
Total Stockholders' Equity	540,255	535,497	478,440	470,379	477,148

Year-End Balances (1) (2)
Total Assets	$5,437,262	$4,304,821	$4,173,076	$4,170,848	$4,480,952
Total Loans (3)	3,637,740	2,924,509	2,731,279	2,857,152	3,277,824
Total Deposits	4,231,468	3,346,383	3,134,655	3,268,880	3,536,536
Securities Sold Under Repurchase Agreements (long-term portion)		10,000	10,000	24,250	24,250
Total Federal Home Loan Bank Advances	122,140	94,238	138,095	82,684	129,749
Total Subordinated Debentures and Term Loans	126,807	112,161	194,974	226,440	194,790
Total Stockholders' Equity	634,923	552,236	514,467	454,408	463,785

Financial Ratios (1) (2)
Return on Average Assets	0.95%	0.96%	0.22%	0.27%	(0.98)%
Return on Average Stockholders' Equity	7.80	7.58	1.88	2.49	(9.59)
Average Earning Assets to Total Assets	90.17	90.28	90.35	90.42	94.74
Allowance for Loan Losses as % of Total Loans	1.87	2.37	2.60	2.90	2.81
Dividend Payout Ratio	12.77	7.09	11.76	8.33	n/m [4]
Average Stockholders' Equity to Average Assets	12.13	12.61	11.55	11.01	10.21
Tax Equivalent Yield on Earning Assets	4.40	4.74	4.99	5.32	5.56
Cost of Supporting Liabilities	0.41	0.62	1.01	1.45	1.82
Net Interest Margin on Earning Assets	3.99	4.12	3.98	3.87	3.74

______________________

(1) Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SCB Bank (the “Acquisition”), pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits (the “Agreement”), entered into by the Bank, the FDIC as receiver of SCB Bank and the FDIC. Under the terms of the Agreement, the Bank acquired $147,700,000 in assets, including approximately $11,900,000 of cash and cash equivalents, $18,900,000 of marketable securities, $1,800,000 in Federal Home Loan Bank stock, $113,000,000 in loans and $2,100,000 of premises and other assets. The asset balances are book balances and do not reflect the fair value discount of $29,000,000 from book value. The Bank assumed approximately $135,700,000 of liabilities, including approximately $125,900,000 in customer deposits, $9,600,000 of other borrowings and $402,000 in other liabilities. The bid accepted by the FDIC included no deposit premium.

(2) Effective November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had banking centers in northwestern Indiana and northeastern Illinois. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million. Under the terms of the Agreement, the Corporation acquired $1,106,177,000 in assets, including approximately $10,992,000 of cash and cash equivalents, $213,379,000 of interest-bearing deposits, $30,302,000 of marketable securities, $6,188,000 in Federal Home Loan Bank stock, $639,782,000 in loans, $15,033,000 of premises and equipment, $36,555,000 of cash surrender value of life insurance, $20,704,000 in other real estate owned and $133,242,000 of other assets. The asset balances are book balances and do not reflect the fair value discount of $28,831,000 from book value. The Corporation assumed approximately $988,617,000 of liabilities, including approximately $954,568,000 in customer deposits, $24,830,000 of other borrowings and $9,219,000 in other liabilities. Approximately $7,313,000 of the purchase price was allocated to a core deposit intangible and $47,573,000 to goodwill.

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, N.A.  The Bank includes ninety-five banking locations in twenty-six Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2013, the Corporation had consolidated assets of $5.4 billion, consolidated deposits of $4.2 billion and stockholders’ equity of $635 million.  As of December 31, 2013, the Corporation and its subsidiaries had 1,449 full-time equivalent employees.

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

Effective November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had banking centers in northwestern Indiana and northeastern Illinois. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of the Corporation's common stock for each share of CFS Bancorp common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million. Under the terms of the Agreement, the Corporation acquired $1,106,177,000 in assets, including approximately $10,992,000 of cash and cash equivalents, $213,379,000 of interest-bearing deposits, $30,302,000 of marketable securities, $6,188,000 in Federal Home Loan Bank stock, $639,782,000 in loans, $15,033,000 of premises and equipment, $36,555,000 of cash surrender value of life insurance, $20,704,000 in other real estate owned and $133,242,000 of other assets. The asset balances are book balances and do not reflect the fair value discount of $28,831,000 from book value. The Corporation assumed approximately $988,617,000 of liabilities, including approximately $954,568,000 in customer deposits, $24,830,000 of other borrowings and $9,129,000 in other liabilities. Approximately $7,313,000 of the purchase price was allocated to a core deposit intangible and $47,573,000 to goodwill.

Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SCB Bank (the “Acquisition”), pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits (the “Agreement”), entered into by the Bank, the FDIC as receiver of SCB Bank and the FDIC. Under the terms of the Agreement, the Bank acquired $147,700,000 in assets, including approximately $11,900,000 of cash and cash equivalents, $18,900,000 of marketable securities, $1,800,000 in Federal Home Loan Bank stock, $113,000,000 in loans and $2,100,000 of premises and other assets. The asset balances are book balances and do not reflect the fair value discount of $29,000,000 from book value. The Bank assumed approximately $135,700,000 of liabilities, including approximately $125,900,000 in customer deposits, $9,600,000 of other borrowings and $402,000 in other liabilities. The bid accepted by the FDIC included no deposit premium.

PART I: ITEM 1. BUSINESS

COMPETITION

The Bank is located in Indiana, Ohio and Illinois counties where other financial services companies provide similar banking services. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the Bank competes vigorously with other banks, thrift institutions, credit unions and finance companies located within their service areas.

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

The following are the Corporation’s regulatory capital ratios as of December 31, 2013:

	Corporation	Regulatory Minimum Requirement
Tier 1 risk-based capital ratio	11.71%	4.00%
Total risk-based capital ratio	14.54%	8.00%

PART I: ITEM 1. BUSINESS

In July 2013, the United States banking regulators adopted new capital rules which modified the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions. These rules are commonly known as "Basel III". These new rules will be phased in for the Corporation and the Bank beginning on January 1, 2015. The following is a summary of the major changes related to risk based capital:

•
higher minimum capital requirements, including a new "common equity tier 1 capital" ratio of 4.5 percent, a tier 1 capital ratio of 6 percent, a total capital ratio of 8 percent and a minimum leverage ratio of 4 percent;

•	stricter eligibility for regulatory capital instruments:

•
restrictions on the payment of capital distributions (including dividends) and certain discretionary bonus payments to executive officers if certain thresholds are not met under a new "capital conservation buffer" as defined in the rules;

•	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach;

•
stricter limitations on the extent to which certain mortgage servicing assets, deferred tax assets and investments in unconsolidated financial institutions may be included in common equity tier 1 capital;

•	increased risk weights for past due loans, certain commercial real estate loans and certain equity exposures.

The implementation of the new Basel III standards is not expected to have a material impact on the Corporation or the Bank.

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

In addition, the OCC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). Currently, these guidelines provide for a minimum Tier 1 leverage ratio of 3 percent for banks that meet specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3 percent plus an additional 1 to 2 percent. The Bank exceeded the minimum risk-based capital guidelines of the OCC as of December 31, 2013. The capital standards applicable to the Bank will begin to change on January 1, 2015 in accordance with the Basel III rules discussed above. The implementation of the new Basel III standards is not expected to have a material impact on the Corporation or the Bank.

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

As of December 31, 2013, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the OCC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

PART I: ITEM 1. BUSINESS

Volcker Rule

In December 2013, United States banking regulators adopted final rules implementing the Volcker Rule under the Dodd-Frank Act. The Volcker Rule places certain limitations on the trading activity of insured depository institutions and their affiliates subject to certain exceptions. The restricted trading activity includes purchasing or selling certain types of securities or instruments in order to benefit from short-term price movements or to realize short-term profits. Exceptions to the Volcker Rule include trading in certain U.S. Government or other municipal securities and trading conducted in certain capacities as a broker or other agent, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities. The Volcker Rule also prohibits banking institutions from having an ownership interest in a hedge fund or private equity fund. The implementation of the new Volcker Rule is not expected to have a material impact on the Corporation or the Bank.

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES

Small Business Lending Program

In 2010, Congress established the Small Business Lending Fund (“SBLF”) under the Small Business Jobs Act of 2010 encouraging lending to small business by providing capital to qualified community banks with assets of less than $10 billion. On September 22, 2011, the Corporation became a participant in SBLF by entering into a Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Department of Treasury ("Treasury"), pursuant to which the Corporation issued 90,782.94 shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $90,782,940.

The Series B Preferred Stock was entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate was based on the level of the Bank's lending to small businesses. The Series B Preferred Stock was non-voting, except in limited circumstances, and was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On January 3, 2013, the Corporation redeemed 22,695.94 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $22,695,940 plus accrued but unpaid dividends. On July 2, 2013, the Corporation redeemed an additional 34,044 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $34,044,000 plus accrued but unpaid dividends. On November 22, 2013, the Corporation redeemed the final 34,043 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $34,043,000 plus accrued but unpaid dividends. This redemption resulted in all of the outstanding shares of Series B Preferred Stock having been redeemed and the Corporation ending its participation in the SBLF program.

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

DIVIDEND LIMITATIONS

National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2013, the Corporation’s affiliates (including the Bank and other affiliates) had a total of $40,982,000 retained net profits available for 2014 dividends to the Corporation without prior regulatory approval.

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

PART I: ITEM 1. BUSINESS

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2013			2012			2011
Assets:
Federal Funds Sold							$3,270	$3	0.1%
Interest-bearing Deposits	$74,964	$158	0.2%	$57,842	$100	0.2%	69,030	282	0.4
Federal Reserve and Federal Home Loan Bank Stock	33,620	1,488	4.4	32,819	1,408	4.3	32,396	1,319	4.1
Securities: (1)
Taxable	617,524	15,214	2.5	670,973	17,027	2.5	648,167	19,230	3.0
Tax-Exempt (2)	282,584	16,660	5.9	251,724	15,675	6.2	242,480	15,642	6.5
Total Securities	900,108	31,874	3.5	922,697	32,702	3.5	890,647	34,872	3.9
Mortgage Loans Held for Sale	16,137	770	4.8	20,648	1,024	5.0	9,322	554	5.9
Loans: (3)
Commercial	2,391,221	113,613	4.8	2,166,238	114,078	5.3	2,102,933	114,079	5.4
Real Estate Mortgage	277,520	12,375	4.5	293,384	13,848	4.7	306,567	15,810	5.2
Installment	308,233	15,994	5.2	324,553	17,795	5.5	320,570	19,273	6.0
Tax-Exempt (2)	15,444	605	3.9	14,993	739	4.9	9,292	812	8.7
Total Loans	3,008,555	143,357	4.8	2,819,816	147,484	5.2	2,748,684	150,528	5.5
Total Earning Assets	4,017,247	176,877	4.4%	3,833,174	181,694	4.7%	3,744,027	187,004	5.0%
Net Unrealized Gain on Securities Available for Sale	4,521			16,116			9,225
Allowance for Loan Losses	(68,806)			(71,038)			(78,500)
Cash and Due from Banks	73,161			66,109			62,659
Premises and Equipment	57,228			51,692			51,895
Other Assets	372,060			349,943			354,544
Total Assets	$4,455,411			$4,245,996			$4,143,850
Liabilities:
Interest-bearing Deposits:
NOW Accounts	$880,323	$941	0.1%	$814,831	$1,007	0.1%	$774,593	$1,453	0.2%
Money Market Deposit Accounts	603,012	1,287	0.2	501,537	1,370	0.3	469,621	1,557	0.3
Savings Deposits	377,106	421	0.1	327,644	528	0.2	297,073	668	0.2
Certificates and Other Time Deposits	807,764	7,404	0.9	935,713	11,895	1.3	1,032,781	18,603	1.8
Total Interest-bearing Deposits	2,668,205	10,053	0.4	2,579,725	14,800	0.6	2,574,068	22,281	0.9
Borrowings	400,580	6,516	1.6	411,915	8,813	2.1	455,135	15,609	3.4
Total Interest-bearing Liabilities	3,068,785	16,569	0.5	2,991,640	23,613	0.8	3,029,203	37,890	1.3
Noninterest-bearing Deposits	797,435			683,295			601,694
Other Liabilities	48,936			35,564			34,513
Total Liabilities	3,915,156			3,710,499			3,665,410
Stockholders' Equity	540,255			535,497			478,440
Total Liabilities and Stockholders' Equity	$4,455,411	16,569	0.4	$4,245,996	23,613	0.6	$4,143,850	37,890	1.0
Net Interest Income		$160,308			$158,081			$149,114
Net Interest Margin			4.0%			4.1%			4.0%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2013, 2012 and 2011. These totals equal $6,043, $5,745 and $5,759, respectively.

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

	2013 Compared to 2012 Increase (Decrease) Due To			2012 Compared to 2011 Increase (Decrease) Due To			2011 Compared to 2010 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Federal Funds Sold				$(3)		$(3)	$(18)	$(5)	$(23)
Interest-bearing Deposits	$33	$25	$58	(40)	$(142)	(182)	(149)	50	(99)
Federal Reserve and Federal Home Loan Bank Stock	35	45	80	17	72	89	(145)	212	67
Securities	(800)	(28)	(828)	1,222	(3,392)	(2,170)	9,877	(3,927)	5,950
Mortgage Loans Held for Sale	(216)	(38)	(254)	575	(105)	470	(151)	21	(130)
Loans	9,718	(13,591)	(3,873)	3,226	(6,740)	(3,514)	(16,643)	(7,561)	(24,204)
Totals	8,770	(13,587)	(4,817)	4,997	(10,307)	(5,310)	(7,229)	(11,210)	(18,439)
Interest Expense:
NOW Accounts	77	(143)	(66)	72	(518)	(446)	80	(1,927)	(1,847)
Money Market Deposit Accounts	248	(331)	(83)	101	(288)	(187)	12	(975)	(963)
Savings Deposits	72	(179)	(107)	64	(204)	(140)	31	(175)	(144)
Certificates and Other Time Deposits	(1,477)	(3,014)	(4,491)	(1,624)	(5,084)	(6,708)	(5,926)	(8,715)	(14,641)
Borrowings	(237)	(2,060)	(2,297)	(1,370)	(5,426)	(6,796)	1,013	(1,537)	(524)
Totals	(1,317)	(5,727)	(7,044)	(2,757)	(11,520)	(14,277)	(4,790)	(13,329)	(18,119)
Change in Net Interest Income (Fully Taxable Equivalent Basis)	$10,087	$(7,860)	2,227	$7,754	$1,213	8,967	$(2,439)	$2,119	(320)
Tax Equivalent Adjustment Using Marginal Rate of 35% for 2013, 2012, and 2011			(298)			14			106
Change in Net Interest Income			$1,929			$8,981			$(214)

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

When OTTI occurs, the amount of OTTI recognized in the income statement depends on whether the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss. If the intent is to sell or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date. If the intent is not to sell the security and it is not more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis less any recognized credit loss, the OTTI has been separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors has been recognized in other comprehensive income, net of applicable income taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment as of December 31, 2013.

PART I: ITEM 1. BUSINESS

During 2013, management reviewed the trust preferred pool securities for OTTI related to credit losses using a cash flow analysis of the present value of cash flows expected to be collected.  These cash flow analysis included forecasted loss rates applied at an individual security level based upon the characteristics of that individual security.  Of the six partially impaired securities, remaining book values represent between 34 percent and 89 percent of par value.  Discount rates used in the cash flow analysis on these variable rate securities were those margins in effect at the inception of the security added to the appropriate three-month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. These spreads ranged from .85 percent to 1.57 percent spread over three-month LIBOR. On all but one small pool investment, the Corporation utilized Standard and Poor's to determine their fair value.

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

See additional information regarding the analysis of the investment portfolio in Note 5. INVESTMENT SECURITIES, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
U.S. Treasury	$15,914	$80	$21	$15,973
U.S. Government-sponsored agency securities	3,550	12	17	3,545
State and municipal	231,005	3,878	3,896	230,987
U.S. Government-sponsored mortgage-backed securities	279,299	3,926	1,973	281,252
Corporate obligations	6,374		3,636	2,738
Equity securities	1,706			1,706
Total available for sale	537,848	7,896	9,543	536,201
Held to maturity at December 31, 2013
State and municipal	145,941	62	91	145,912
U.S. Government-sponsored mortgage-backed securities	413,437	5,220	3,722	414,935
Total held to maturity	559,378	5,282	3,813	560,847
Total Investment Securities	$1,097,226	$13,178	$13,356	$1,097,048

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
U.S. Government-sponsored agency securities	$4,475	$165		$4,640
State and municipal	148,187	10,025	$18	158,194
U.S. Government-sponsored mortgage-backed securities	337,631	10,994	46	348,579
Corporate obligations	6,105		5,881	224
Equity securities	1,706			1,706
Total available for sale	498,104	21,184	5,945	513,343
Held to maturity at December 31, 2012
State and municipal	117,227	5,489	1	122,715
U.S. Government-sponsored mortgage-backed securities	243,793	11,681	15	255,459
Total held to maturity	361,020	17,170	16	378,174
Total Investment Securities	$859,124	$38,354	$5,961	$891,517

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
U.S. Government-sponsored agency securities	$99	$18		$117
State and municipal	136,857	10,496		147,353
U.S. Government-sponsored mortgage-backed securities	358,928	10,086	$16	368,998
Corporate obligations	5,765		5,572	193
Equity securities	1,830			1,830
Total available for sale	503,479	20,600	5,588	518,491
Held to maturity at December 31, 2011
State and municipal	120,171	3,785		123,956
U.S. Government-sponsored mortgage-backed securities	307,738	10,775		318,513
Total held to maturity	427,909	14,560		442,469
Total Investment Securities	$931,388	$35,160	$5,588	$960,960

PART I: ITEM 1. BUSINESS

The cost and yields for Federal Reserve and Federal Home Loan Bank stock are included in the table below.

	2013		2012		2011
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Reserve and Federal Home Loan Bank Stock at December 31:
Federal Reserve Bank Stock	$13,287	6.0%	$13,261	6.0%	$13,238	6.0%
Federal Home Loan Bank Stock	25,703	2.0%	19,524	2.0%	18,032	2.0%
Total	$38,990	3.4%	$32,785	3.6%	$31,270	4.0%

Federal Reserve and Federal Home Loan Bank stock have been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continues to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2013, 2012 or 2011 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2013 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2013
U.S. Treasury			$15,973	0.9%
U.S. Government-sponsored agency securities			112	4.9%
State and municipal	$9,912	6.6%	11,490	5.4%	$50,739	5.4%
Equity securities
Corporate obligations			31	0.0%
U.S. Government-sponsored mortgage-backed securities
	$9,912	6.6%	$27,606	2.7%	$50,739	5.4%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury					$15,973	0.9%
U.S. Government-sponsored agency securities	$3,433	3.7%			3,545	3.7%
State and municipal	158,846	5.5%			230,987	5.5%
Equity securities			$1,706	1.9%	1,706	1.9%
Corporate obligations	2,707	1.5%			2,738	1.5%
U.S. Government-sponsored mortgage-backed securities			281,252	3.0%	281,252	3.0%
	$164,986	5.3%	$282,958	3.0%	$536,201	4.0%

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2013
State and municipal	$4,446	1.2%	$17,129	3.7%	$77,012	6.1%
U.S. Government-sponsored mortgage-backed securities
	$4,446	1.2%	$17,129	3.7%	$77,012	6.1%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
State and municipal	$47,354	6.1%			$145,941	5.6%
U.S. Government-sponsored mortgage-backed securities			$413,437	2.9%	413,437	2.9%
	$47,354	6.1%	$413,437	2.9%	$559,378	3.6%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 35 percent tax rate.

PART I: ITEM 1. BUSINESS

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2013
U.S. Treasury	$4,875	$21			$4,875	$21
U.S. Government-sponsored Agency securities	3,433	17			3,433	17
State and municipal	129,109	3,931	$767	$56	129,876	3,987
U.S. Government-sponsored mortgage-backed securities	330,914	5,163	5,323	532	336,237	5,695
Corporate obligations			2,711	3,636	2,711	3,636
Total Temporarily Impaired Investment Securities	$468,331	$9,132	$8,801	$4,224	$477,132	$13,356

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2012
State and municipal	$4,524	$19			$4,524	$19
U.S. Government-sponsored mortgage-backed securities	12,320	61			12,320	61
Corporate obligations			$194	$5,881	194	5,881
Total Temporarily Impaired Investment Securities	$16,844	$80	$194	$5,881	$17,038	$5,961

LOAN PORTFOLIO

The following table shows the composition of the Corporation’s loan portfolio for the years indicated:

	2013		2012		2011		2010		2009
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and Industrial Loans	$761,705	21.0%	$622,579	21.5%	$532,523	19.6%	$530,322	18.7%	$675,860	20.7%
Agricultural Production Financing and Other Loans to Farmers	114,348	3.1	112,527	3.9	104,526	3.9	95,516	3.4	121,031	3.7
Real Estate Loans:
Construction	177,082	4.9	98,639	3.4	81,780	3.0	106,615	3.8	158,725	4.9
Commercial and Farm Land	1,611,809	44.4	1,266,682	43.6	1,194,230	44.0	1,229,037	43.3	1,276,164	39.0
Residential	616,385	17.0	473,537	16.3	481,493	17.7	522,051	18.4	621,442	19.0
Home Equity	255,223	7.0	203,406	7.0	191,631	7.1	201,969	7.1	220,142	6.7
Individuals' Loans for Household and Other Personal Expenditures	69,783	1.9	75,748	2.6	84,172	3.1	115,295	4.1	154,132	4.7
Lease Financing Receivables, Net of Unearned Income	1,545		2,590	0.1	3,555	0.1	5,157	0.2	7,135	0.2
Other Loans	24,529	0.7	46,501	1.6	39,505	1.5	29,721	1.0	35,157	1.1
Loans	3,632,409	100.0%	2,902,209	100.0%	2,713,415	100.0%	2,835,683	100.0%	3,269,788	100.0%
Allowance for Loan Losses	(67,870)		(69,366)		(70,898)		(82,977)		(92,131)
Net Loans	$3,564,539		$2,832,843		$2,642,517		$2,752,706		$3,177,657

Residential Real Estate Loans Held for Sale at December 31, 2013, 2012, 2011, 2010 and 2009 were $5,331,000, $22,300,000, $17,864,000, $21,469,000 and $8,036,000, respectively.

On November 12, 2013, the Corporation acquired all of the assets of CFS Bancorp, Inc. as discussed in NOTE 3. BUSINESS COMBINATIONS included in the Notes to Consolidated Condensed Financial Statements of this Form 10-K. The acquired assets included $639.6 million in loans which were acquired at a fair value discount of $36.5 million. Loans evidencing deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the above table.

PART I: ITEM 1. BUSINESS

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial, commercial real estate and residential real estate loans. Commercial and industrial loans made up 21.0 percent and 21.5 percent of total loans at December 31, 2013, and 2012. Commercial real estate loans made up 44.4 percent and 43.6 percent of total loans and residential real estate loans, including home equity, made up 24.0 percent and 23.3 percent of total loans at December 31, 2013, and 2012, respectively. The Bank generates loans from customers primarily in central and northwest Indiana, northeast Illinois and central Ohio.  The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, home equity, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2013. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and Industrial Loans	$522,497	$153,306	$85,902	$761,705
Agricultural Production Financing and Other Loans to Farmers	99,317	13,145	1,886	114,348
Real Estate - Construction	118,542	53,622	4,918	177,082
Real Estate - Commercial and Farm Land	589,055	708,041	314,713	1,611,809
Other Loans	17,045	6,955	529	24,529
Total	$1,346,456	$935,069	$407,948	$2,689,473

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans Maturing After One Year with:
Fixed Rate	$699,675	$336,604
Variable Rate	235,394	71,344
Total	$935,069	$407,948

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and impaired loans for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Non-Performing Assets:
Non-accrual loans	$56,402	$53,399	$69,592	$90,591	$118,409
Renegotiated loans	3,048	12,681	14,308	7,139	8,833
Non-performing loans (NPL)	59,450	66,080	83,900	97,730	127,242
Other real estate owned	22,246	13,263	16,289	20,927	14,879
Non-performing assets (NPA)	81,696	79,343	100,189	118,657	142,121
90+ days delinquent and still accruing	1,350	2,037	580	1,330	3,967
NPAs & 90+ days delinquent	$83,046	$81,380	$100,769	$119,987	$146,088
Impaired Loans	$119,755	$79,179	$79,775	$116,204	$178,754

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal.

At December 31, 2013, non-accrual loans and other real estate owned of $56,402,000 and $22,246,000 include assets acquired from CFS Bancorp, Inc. of $22,703,000 and $12,889,000, respectively.

PART I: ITEM 1. BUSINESS

Renegotiated loans are loans for which concessions are granted to the borrower due to deterioration in the financial condition of the borrower, resulting in the inability of the borrower to meet the original contractual terms of the loans. These concessions may include interest rate reductions, principal forgiveness, extensions of maturity date or other actions intended to minimize losses.  Certain loans restructured may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A non-accrual loan that is restructured may remain non-accrual for a period of approximately six months until the borrower can demonstrate their ability to meet the restructured terms. A borrower's performance prior to the restructuring, as well as after, will be considered in assessing whether the borrower can meet the new terms resulting in the loan being returned to accruing status in a shorter or longer period of time than the standard six months. If the borrower’s performance under the modified terms is not reasonably assured, the loan will remain non-accrual.

Interest income of $1,286,000 for the year ended December 31, 2013, was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $7,623,000 would have been recognized under their original loan terms.

At December 31, 2013, the commercial impaired loan total of $119,755,000 included $69,448,000 in loans acquired from CFS Bancorp, Inc. Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310-30 and renegotiated loans, as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings. A loan is deemed impaired under ASC310 when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  A specific allowance for losses was not deemed necessary for a subset of the impaired loans totaling $114,253,000, but a specific allowance of $1,583,000 was recorded for the remaining balance of $5,502,000 and is included in the Corporation’s allowance for loan losses at December 31, 2013.  A specific allowance totaling $229,000 was recorded on loans acquired from SCB with deteriorated credit quality in 2012, while no specific allowance was recorded on loans acquired from CFS with deteriorated credit quality in 2013. The average balance of the total aforementioned impaired loans for 2013 was $125,168,000.

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

In addition to the impaired loans discussed above, management also identified loans totaling $132,400,000 as of December 31, 2013 that were deemed to be criticized, but not impaired.  These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A criticized loan is a loan in which there are concerns as to the borrower’s ability to comply with present repayment terms, whether or not those concerns rise to the level of serious doubt.

See additional information regarding loan credit quality in Note 6. LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated:

(Dollars in Thousands)	2013	2012	2011	2010	2009
Allowance for Loans Losses:
Balance at January 1	$69,366	$70,898	$82,977	$92,131	$49,543
Charge Offs:
Commercial (1)	6,117	8,311	9,818	22,832	42,147
Commercial Real Estate (2)	7,493	12,322	29,807	32,823	34,775
Consumer	623	1,130	1,441	2,426	3,770
Residential	3,886	5,475	7,407	9,437	8,491
Finance Leases	15	34		54	411
Total Charge Offs	18,134	27,272	48,473	67,572	89,594
Recoveries:
Commercial (3)	4,586	1,744	8,828	6,750	5,248
Commercial Real Estate (4)	3,552	3,652	2,811	1,420	993
Consumer	556	695	942	938	1,015
Residential	1,292	1,113	1,176	2,827	701
Finance Leases	4	2	7		9
Total Recoveries	9,990	7,206	13,764	11,935	7,966
Net Charge Offs	8,144	20,066	34,709	55,637	81,628
Provisions for Loan Losses	6,648	18,534	22,630	46,483	122,176
Adjustment Related to Acquisition					2,040
Balance at December 31	$67,870	$69,366	$70,898	$82,977	$92,131
Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	0.27%	0.71%	1.26%	1.82%	2.30%

The $2,040,000 adjustment related to acquisition in 2009 in the table above was an adjustment to the carrying amount of Goodwill resulting from the continued evaluation of the credit quality of Lincoln Bank’s acquired loan portfolio in accordance with ASC 805, Business Combinations.  In the first quarter of 2009, immediately following the acquisition of Lincoln, further analysis of the loan portfolio identified certain loans that were determined to have a lower fair value than was originally identified.

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

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of December 31, 2013, 2012, 2011, 2010 and 2009.

	2013		2012		2011		2010		2009
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$27,176	24.8%	$25,913	26.9%	$17,731	24.9%	$32,508	23.1%	$48,771	25.5%
Commercial Real Estate	23,102	49.3	26,703	47.1	37,919	47.1	36,341	47.1	30,188	43.9
Consumer	2,515	1.9	2,593	2.6	2,902	3.1	3,622	4.1	2,242	4.7
Residential	15,077	24.0	14,157	23.3	12,343	24.8	10,408	25.5	10,751	25.7
Finance Leases				0.1	3	0.1	98	0.2	179	0.2
Totals	$67,870	100.0%	$69,366	100.0%	$70,898	100.0%	$82,977	100.0%	$92,131	100.0%
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  As of December 31, 2013, the only concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System (“NAICS code”)), in excess of 10 percent of loans were Lessors of Nonresidential Buildings at 15.4 percent and Lessors of Residential Buildings and Dwellings at 14.0 percent.

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

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 2013, 2012 and 2011 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2013, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of Deposit and Other Time Deposits	$57,358	$41,907	$80,147	$93,248	$272,660
Percent	21%	15%	30%	34%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within the “FIVE – YEAR SUMMARY OF SELECTED FINANCIAL  DATA” on page 3 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2013	2012	2011
Balance at December 31:
Federal Funds Purchased	$125,645	$18,862
Securities Sold Under Repurchase Agreements (Short-term Portion)	148,672	131,828	$146,305
Federal Home Loan Bank Advances (Short-term Portion)	26,272	1,434	49,785
Subordinated Debentures and Term Loans (Short-term Portion)	105	459	78,996
Total Short-term Borrowings	$300,694	$152,583	$275,086

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to short-term borrowings is summarized below:

(Dollars in Thousands)	2013	2012	2011
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal Funds Purchased	0.3%	0.2%
Securities Sold Under Repurchase Agreements (Short-term Portion)	0.5%	0.2%	0.7%
Federal Home Loan Bank Advances (Short-term Portion)	1.1%	2.0%	4.8%
Subordinated Debentures and Term Loans (Short-term Portion)			2.7%
Total Short-term Borrowings	0.5%	0.2%	2.0%
Weighted Average Interest Rate During the Year:
Federal Funds Purchased	0.4%	0.3%	0.4%
Securities Sold Under Repurchase Agreements (Short-term Portion)	0.6%	0.3%	0.9%
Federal Home Loan Bank Advances (Short-term Portion)	0.8%	3.4%	4.4%
Subordinated Debentures and Term Loans (Short-term Portion)		2.9%	2.8%
Total Short-term Borrowings	0.6%	0.9%	2.3%
Highest Amount Outstanding at Any Month End During the Year:
Federal Funds Purchased	$125,645	$87,571	$27,945
Securities Sold Under Repurchase Agreements (Short-term Portion)	151,813	150,126	152,315
Federal Home Loan Bank Advances (Short-term Portion)	76,272	52,504	104,029
Subordinated Debentures and Term Loans (Short-term Portion)	459	79,467	78,996
Total Short-term Borrowings	$354,189	$369,668	$363,285
Average Amount Outstanding During the Year:
Federal Funds Purchased	$26,789	$20,072	$6,180
Securities Sold Under Repurchase Agreements (Short-term Portion)	140,126	134,555	107,641
Federal Home Loan Bank Advances (Short-term Portion)	22,807	20,869	55,678
Subordinated Debentures and Term Loans (Short-term Portion)	187	19,337	78,988
Total Short-term Borrowings	$189,909	$194,833	$248,487

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

The Corporation’s business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. For example, a prolonged economic downturn, continued increase in unemployment, or other events that affect household and/or corporate incomes could result in deterioration of credit quality, an increase in the allowance for loan losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation’s borrowers could negatively affect repayment of those borrowers’ loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation’s liquidity needs.

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

PART I: ITEM 1A. AND ITEM 1B.

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

At December 31, 2013, the Corporation had goodwill of $188,948,000 recorded on its consolidated balance sheet. Under ASC 340-20, Other Assets and Deferred Costs, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

The Bank conducts business through numerous facilities owned and leased.  Of the ninety-five banking offices operated by the Bank, sixty-nine are owned and twenty-six are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2013 was $74,454,000.

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

Michael C. Rechin, 55, President and Chief Executive Officer, Corporation
Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 43, Executive Vice President and Chief Financial Officer, Corporation
Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 48, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 for National City Corp;  Executive Vice President and Chief Credit Officer for National City Bank of Indiana from December 2002 to December 2006.

John J. Martin, 47, Executive Vice President and Chief Credit Officer, Corporation
Executive Vice President and Chief Credit Officer of the Corporation since March 2013; Senior Vice President and Chief Credit Officer of the Corporation from June 2009 to March 2013; First Vice President and Deputy Chief Credit Officer of the Corporation from July 2008 to June 2009; First Vice President and Senior Manager of Lending Process of the Corporation from January 2008 to July 2008; Senior Vice President and Regional Senior Credit Officer of National City Bank from May 2000 to December 2007.

Robert R. Connors, 64, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since January 2006; Senior Vice President of Operations and Technology of the Corporation from August 2002 to January 2006.

Kimberly J. Ellington, 54, Senior Vice President and Director of Human Resources, Corporation
Senior Vice President and Director of Human Resources of the Corporation since 2004; Vice President and Director of Human Resources of the Corporation from 1999 to 2004.

Jeffrey B. Lorentson, 50, Senior Vice President and Chief Risk Officer, Corporation
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

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the SNL Bank $1B - $5B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2008 and tracks it through December 31, 2013.

Total Return Performance
First Merchants Corporation
Russell 2000
SNL Bank $1B-$5B
Index Value
300
250
200
150
100
50
0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

		Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
First Merchants Corporation	100.00	28.35	42.51	40.84	72.12	111.57
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.

STOCK INFORMATION

	Price Per Share
	HIGH		LOW		Dividends Declared (1)
Quarter	2013	2012	2013	2012	2013	2012
First Quarter	$15.97	$12.41	$14.51	$8.48	$0.03	$0.01
Second Quarter	17.48	12.90	14.08	10.97	0.05	0.03
Third Quarter	19.15	15.78	16.67	12.29	0.05	0.03
Fourth Quarter	23.35	15.40	17.34	12.53	0.05	0.03

Numbers rounded to nearest cent when applicable.

The table above lists per share prices and dividend payments during 2013 and 2012. Prices are as reported by the National Association of Securities Dealers Automated Quotation – Global Select Market System.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 28, 2014, the number of shares outstanding was 35,973,832.   There were 4,453 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

There were no purchases of the Corporation’s common stock by or on behalf of the Corporation during the quarter ended December 31, 2013.

_______________________________

(1) The “DIVIDEND LIMITATIONS” section of “BUSINESS” included as Item 1 of this Annual Report on Form 10-K, the “CAPITAL” and “LIQUIDITY” sections of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and Note 16. STOCKHOLDERS’ EQUITY  to the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K include discussions regarding dividend restrictions.

PART II: ITEM 5. AND ITEM 6.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Stockholders	958,786	$21.32	388,075	(1)
Equity Compensation Plans Not Approved by Stockholders (2)			380,887
Total	958,786	$21.32	768,962	(1)

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

RESULTS OF OPERATIONS – 2013

Net income available to stockholders was $42.2 million, or $1.41 per fully diluted common share, an increase of $1.6 million compared to $40.6 million, or $1.41 per fully diluted common share in 2012. Included in the 2013 results were $5.4 million, or $.12 per fully diluted common share, of non-recurring acquisition related expenses. On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction as discussed in NOTE 3. BUSINESS COMBINATIONS, included within the Notes to Consolidated Condensed Financial Statements included as Item 8 of this Annual Report on Form 10-K. By contrast, 2012 results included a $9.1 million, or $0.21 per fully diluted common share after tax gain from the February 10, 2012, acquisition of certain assets and assumption of substantially all the deposits and certain other liabilities of SCB Bank, from the FDIC as the receiver for SCB Bank. Details of this transaction are included in NOTE 2. PURCHASE AND ASSUMPTION, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

As of December 31, 2013, total assets equaled $5.4 billion, an increase of $1.1 billion from December 31, 2012.  Loans and investments, the Corporation’s primary earning assets, totaled $4.7 billion, up $934.4 million from the prior year’s total of $3.8 billion.  Investments increased by $221.2 million primarily due to liquidity provided by the CFS acquisition. Loans and loans held for sale increased $713.2 million.  The Corporation acquired $603.3 million in loans and loans held for sale as a result of the CFS acquisition. Additional details of these changes are included within the “EARNING ASSETS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The Corporation’s allowance for loan losses totaled $67.9 million as of year end 2013. The allowance provides 120.3 percent coverage of all non-accrual loans and 1.87 percent of total loans.  Details of the Allowance for Loan and Lease Losses and non-performing loans are discussed within the “LOAN QUALITY” and “PROVISION/ALLOWANCE FOR LOAN LOSSES” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Taxes, both current and deferred, increased in 2013 by $25.7 million. This change was primarily driven by a $30.7 million increase resulting from the CFS acquisition. Additional details related to the change are discussed within the “INCOME TAX” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The Corporation recognized increases in premises and equipment and cash surrender value of life insurance of $19.6 million and $36.6 million, respectively, as a result of the CFS acquisition. In addition, the excess of net tangible assets acquired was allocated to a core deposit intangible of $7.3 million and goodwill of $47.6 million. Additional details relating to the net tangible assets acquired are discussed in NOTE 3. BUSINESS COMBINATIONS, included within the Notes to Consolidated Condensed Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Deposits increased $885.1 million from December 31, 2012. As part of the CFS acquisition, the Bank acquired deposits of $955.7 million. Additional details related to the change are discussed within the “DEPOSITS & BORROWINGS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The net proceeds of the placement were used to pay off the Corporation’s $55 million credit facility with Bank of America, N.A. which was scheduled to mature on February 15, 2015. Details of this transaction are included in NOTE 12. BORROWINGS, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

In three separate transactions during 2013, the Corporation redeemed all 90,782.94 outstanding shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") held by the U.S. Department of the Treasury (the "Treasury"). The Series B Preferred Stock had been issued to the Treasury in September of 2011 as part of the Corporation's participation in the Small Business Lending Fund Program ("SBLF"). Additional details related to the Corporation's SBLF related Preferred Stock redemptions are discussed in NOTE 16. STOCKHOLDERS' EQUITY of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2013.

(Dollars in Thousands)	2013	2012	2011
Net Interest Income	$154,265	$152,336	$143,355
FTE Adjustment	$6,043	$5,745	$5,759
Net Interest Income on a Fully Taxable Equivalent Basis	$160,308	$158,081	$149,114
Average Earning Assets	$4,017,247	$3,833,174	$3,744,027
Interest Income (FTE) as a Percent of Average Earning Assets	4.40%	4.74%	4.99%
Interest Expense as a Percent of Average Earning Assets	0.41%	0.62%	1.01%
Net Interest Income (FTE) as a Percent of Average Earning Assets	3.99%	4.12%	3.98%

In 2013, asset yields decreased 34 basis points on fully taxable equivalent basis (FTE) and interest cost decreased 21 basis points, resulting in a 13 basis point decrease in the interest margin compared to 2012. An increase in earnings assets, primarily due to a larger loan portfolio as a result of the CFS Bancorp transaction, as discussed in Note 3 Business Combination, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K, resulted in a positive volume variance of $10,087,000 (FTE). In addition, a low interest rate environment produced a negative rate variance of $8,158,000 (FTE), resulting in a net increase of $1,929,000 in net interest income.

In 2012, asset yields decreased 25 basis points on a fully taxable equivalent basis (FTE) and interest cost decreased 39 basis points, resulting in a 14 basis point increase in the interest margin compared to 2011.  An increase in earning assets, primarily due to a larger loan portfolio as a result of the SCB Bank transaction, as discussed in NOTE 2 Purchase and Assumption, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K, resulted in a positive volume variance of $7,754,000 (FTE).  In addition, a low interest rate environment produced a positive rate variance of $1,227,000 (FTE), resulting in a net increase of $8,981,000 in net interest income.

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income decreased $9,493,000 or 14.8 percent in 2013 compared to 2012.  The largest item contributing to the decrease was a gross purchase gain of $9,124,000 recognized in 2012 from the purchase of certain assets and assumption of certain liabilities of SCB Bank. Details of this transaction are included within Note 2. PURCHASE AND ASSUMPTION of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Additionally, earnings on cash surrender value of life insurance decreased by $805,000 compared to 2012. This decrease was primarily driven by a death benefit of $576,000 received from Bank Owned Life Insurance during 2012. Finally, gains on the sale of mortgage loans, gains on the sale of investment securities and tax credit fund income declined by $3.1 million, $1.9 million and $1.0 million, respectively, in 2013 when compared to 2012.

Offsetting these declines were significant increases in gains on sale of OREO, insurance commissions, customer service charges, fiduciary activities, and investment service commissions of $3.0 million, $917,000, $813,000, $703,000 and $463,000, respectively, in 2013 when compared to 2012.

The CFS acquisition, discussed in Note 3. BUSINESS COMBINATIONS of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K, resulted in $1.2 million of non-interest income during the last seven weeks of 2013. Of this $1.2 million, the largest components were $581,000 of customer service charges and $325,000 of electronic interchange fees.

Non-Interest Expenses

Non-interest expenses increased $6,104,000 or 4.5 percent in 2013 compared to 2012.  Salaries and employee benefits increased by $6.0 million, with the largest factor being $2.5 million of non-recurring severance expenses related to the CFS acquisition. In addition, salaries and employee benefits increased by $2.1 million due to the addition of CFS employees since acquisition.  Additionally, professional and other outside services were $2.1 million higher in 2013 than 2012 due primarily to expenses associated with the acquisition and integration of CFS.

The increases in salary and employee benefits and other expenses were offset by year over year declines in other real estate owned and credit-related expenses of $1.5 million and FDIC assessment expense of $647,000.

Overall, the CFS acquisition, discussed in Note 3. BUSINESS COMBINATIONS of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K, resulted in $8.9 million of non-interest expense during 2013.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense in 2013 was $14,677,000 on pre-tax income of $59,207,000, or 24.8 percent.   For the same period in 2012, the income tax expense was $15,867,000 on pre-tax income of $60,969,000.   Additional details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

In 2011, an after-tax loss of $12.3 million, or $0.47 per share, was recorded due to the accounting treatment for the extinguishment of trust preferred securities. The extinguishment of the trust preferred securities was done in conjunction with the redemption of 69,600 shares of the Corporation's fixed rate cumulative perpetual preferred stock, under the Capital Purchase Program, for $69.6 million, the issuance of 90,783 shares of the Corporation's senior non-cumulative perpetual preferred stock, through the Small Business Lending Fund, for $90.8 million, and the issuance of 2,822,000 shares of the Corporation's common stock in exchange for gross proceeds of $21.2 million. The details are discussed within Note 16. STOCKHOLDERS’ EQUITY of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

Deposits increased $211.7 million from December 31, 2011. As part of the SCB transaction, the Bank assumed deposits of $125.9 million. The Bank also completed repayment of $79.0 million of Senior Notes (the "Notes") that matured on March 30, 2012. The Notes were originally issued by the Bank on March 31, 2009 and were guaranteed by the FDIC under its Temporary Liquidity Guarantee program. Additionally, on August 22, 2012, the Corporation exercised its option to redeem the $4,124,000 subordinated debenture associated with the CNBC Statutory Trust I. The redemption price was 104.59. The debenture had carried a fixed interest rate of 10.2 percent. Additional details of the Corporation's borrowings are discussed in NOTE 12. BORROWINGS of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2012, asset yields decreased 25 basis points on a fully taxable equivalent basis (FTE) and interest cost decreased 39 basis points, resulting in a 14 basis point increase in the interest margin compared to 2011.  An increase in earning assets, primarily due to a larger loan portfolio as a result of the SCB Bank transaction, as discussed in NOTE 2 PURCHASE AND ASSUMPTION, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on form 10-K, resulted in a positive volume variance of $7,754,000 (FTE).  In addition, a low interest rate environment produced a positive rate variance of $1,227,000 (FTE), resulting in a net increase of $8,981,000 in net interest income.

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

CAPITAL

To be categorized as well capitalized, the Bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation’s regulatory capital exceeded the regulatory “well capitalized” standard at December 31, 2013.  See additional information on the Corporation’s and Bank’s capital ratios in Note 18. REGULATORY CAPITAL, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.  The Corporation's Tier I capital to average assets ratio was 10.20 percent and 11.03 percent at December 31, 2013 and 2012, respectively.

At December 31, 2013, the Corporation had a Tier I risk-based capital ratio of 11.71 percent and total risk-based capital ratio of 14.54 percent, compared to 14.15 percent and 16.34 percent, respectively, at December 31, 2012.  Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4 percent and a total risk-based capital ratio of at least 8 percent.

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

On January 3, 2013, the Corporation redeemed 22,695.94 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $22,695,940 plus accrued but unpaid dividends. Following the redemption, the Treasury held 68,087 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $68 million.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 2, 2013, the Corporation redeemed an additional 34,044 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $34,044,000 plus accrued but unpaid dividends. Following the redemption, the Treasury held 34,043 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $34 million.

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of the Corporation's common stock for each share of CFS Bancorp common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.7 million. This transaction resulted in a core deposit intangible of $7,313,000 and goodwill of $47,573,000. See Note 3. BUSINESS COMBINATIONS, to the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for additional information.

On November 22, 2013, the Corporation redeemed the final 34,043 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $34,043,000 plus accrued but unpaid dividends. There are no shares of the Corporation's Series B Preferred Stock currently outstanding.

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

	December 31,	December 31,
(Dollars in Thousands, Except Per Share Amounts)	2013	2012
Average Goodwill	$147,785	$141,362
Average Core Deposit Intangible (CDI)	8,367	8,719
Average Deferred Tax on CDI	(2,633)	(2,192)
Intangible Adjustment	$153,519	$147,889
Average Stockholders' Equity (GAAP capital)	$540,255	$535,506
Average Cumulative Preferred Stock	(125)	(125)
Average Non-Cumulative Preferred Stock Issued under the Small Business Lending Fund	(47,412)	(90,783)
Intangible Adjustment	(153,519)	(147,889)
Average Tangible Capital	$339,199	$296,709
Average Assets	$4,455,411	$4,245,863
Intangible Adjustment	(153,519)	(147,889)
Average Tangible Assets	$4,301,892	$4,097,974
Net Income available to Common Stockholders	$42,150	$40,583
CDI amortization, net of tax	892	1,081
Tangible Net Income (Loss) available to Common Stockholders	$43,042	$41,664
Diluted Earnings Per Share	$1.41	$1.41
Diluted Tangible Earnings Per Share	$1.43	$1.44
Return on Average GAAP Capital	7.80%	7.58%
Return on Average Tangible Capital	12.69%	14.04%
Return on Average Assets	0.95%	0.96%
Return on Average Tangible Assets	1.00%	1.02%

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, residential real estate, auto and small consumer lending, which results in portfolio diversification.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

At December 31, 2013, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $83,046,000; an increase of $1,666,000 from December 31, 2012 as noted in the table below.

	December 31,	December 31,
(Dollars in Thousands)	2013	2012
Non-Performing Assets:
Non-accrual loans	$56,402	$53,399
Renegotiated loans	3,048	12,681
Non-performing loans (NPL)	59,450	66,080
Other real estate owned	22,246	13,263
Non-performing assets (NPA)	81,696	79,343
90+ days delinquent and still accruing	1,350	2,037
NPAs & 90+ days delinquent	$83,046	$81,380
Impaired Loans (includes substandard, doubtful and loss)	$119,755	$79,179

At December 31, 2013, non-performing loans totaled $59,450,000 and included $22,703,000 of non-accrual loans acquired in the CFS Bancorp, Inc. transaction. The new non-accruals were partially offset by a decrease in the existing portfolio, contributing to the $6,630,000 decrease in non-performing loans from December 31, 2012. Non-accrual loans totaled $56,402,000 at December 31, 2013. Renegotiated loans decreased $9,633,000 despite the continued focus on commercial and consumer loan workouts during 2013.  The quality and amount of non-performing loans may increase or decrease going forward due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge offs.  The performance of any loan can be affected by external factors, such as economic conditions, or internal factors, such as actions of a borrower’s management.  The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans decreased from 129.9 percent at December 31, 2012 to 120.3 percent at December 31, 2013.  See additional information in the “PROVISION/ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Other real estate owned totaling $22,246,000 at December 31, 2013, included $12,889,000 of real estate assets acquired in the CFS acquisition. Current appraisals are obtained for other real estate owned to determine value as management continues to aggressively market these real estate assets.

Impaired loans include all non-accrual loans, loans accounted for under ASC 310-30 and renegotiated loans, as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  At December 31, 2013, the commercial impaired loan total of $119,755,000 included $69,448,000 in loans acquired in the CFS Bancorp, Inc. transaction. A specific allowance for losses was not deemed necessary for a subset of impaired loans totaling $114,253,000, but a specific allowance of $1,583,000 was recorded for the remaining balance of $5,502,000 and is included in the Corporation’s allowance for loan losses at December 31, 2013. The average balance of the total aforementioned impaired loans for 2013 was $125,168,000.

The composition of the non-performing assets and 90-day delinquent loans is detailed in the following table.

	December 31,	December 31,
(Dollars in Thousands)	2013	2012
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$9,317	$13,690
Agricultural production financing and other loans to farmers	30
Real estate loans
Construction	12,730	12,378
Commercial and farmland	43,229	34,999
Residential	15,340	16,620
Home Equity	1,977	3,198
Individual's loans for household and other personal expenditures	259	190
Lease financing receivables, net of unearned income		301
Other loans	164	4
Non performing assets plus 90+ days delinquent	$83,046	$81,380

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, its results of operations and financial condition could be adversely affected in the event the quality of its loan portfolio declines.  Deterioration in the economic environment including housing and real estate values may result in increased levels of loan delinquencies and credit losses.

Commercial construction and land development loans were $177,082,000 at December 31, 2013, an increase of $78,443,000 from December 31, 2012. At December 31, 2013, construction and land development loans represent 4.9 percent of loans compared to 3.4 percent at December 31, 2012.  Management continues to closely monitor this segment of the portfolio, as well as being selective with additional exposure to this industry.

In 2013, total net charge offs were $8,144,000, a decrease of $11,922,000 from 2012 and down $26,565,000 from 2011.  The Corporation incurred three commercial loan charge offs over $1 million in 2013 totaling $4,352,000, or 53.4 percent, of total net charge offs for the year.  The largest charge off, totaling $1,722,000, was incurred on a commercial loan relationship.  Five recoveries of over $500,000, totaling $3,725,000 were recognized during the year.  Commercial and farm real estate accounted for $3,935,000, or 48.3 percent of total net charge offs, compared to $8,399,000 and 41.9 percent in 2012. While stabilization in real estate values has been evident, charge offs continued during 2013 at an elevated level as the weak economic conditions experienced in years prior continued to impact the loan portfolio.

The table below represents loan loss experience for the years indicated.

(Dollars in Thousands)	2013	2012	2011
Allowance for Loan Losses:
Balance at January 1	$69,366	$70,898	$82,977
Charge Offs	18,134	27,272	48,473
Recoveries	9,990	7,206	13,764
Net Charge Offs	8,144	20,066	34,709
Provision for Loan Losses	6,648	18,534	22,630
Balance at December 31	$67,870	$69,366	$70,898
Ratio of Net Charge Offs During the Period to Average Loans Outstanding During the Period	0.27%	0.71%	1.26%
Ratio of Allowance to Non-Accrual Loans	120.30%	129.90%	101.88%

The distribution of the net charge offs for the years indicated is provided in the following table.

(Dollars in Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net Charge Offs:
Commercial and industrial loans	$1,932	$6,133	$1,043
Agricultural production financing and other farm loans	(317)	(42)	(45)
Real estate loans
Construction	6	271	6,684
Commercial and farmland	3,935	8,399	20,312
Residential	1,347	3,052	3,871
Home Equity	1,247	1,310	2,360
Individuals loans for household and other personal expenditures	67	435	499
Lease financing receivables, net of unearned income	11	32	(7)
Other Loans	(84)	476	(8)
Total Net Charge Offs	$8,144	$20,066	$34,709

PROVISION/ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.  The provision for loan losses in 2013, 2012 and 2011 were $6,648,000, $18,534,000 and $22,630,000, respectively, showing a significant decline in each year.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at December 31, 2013.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, as estimates about the effect of uncertain matters are needed.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance for loan losses remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

In conformance with ASC 805 and ASC 820, loans purchased after December 31, 2008 are recorded at the acquisition date fair value. Such loans are only included in the allowance to the extent a specific impairment is identified that exceeds the fair value adjustment on an impaired loan or the historical loss and environmental factor analysis indicates losses inherent in a purchased portfolio exceeds the fair value adjustment on the portion of the purchased portfolio not deemed impaired.

At December 31, 2013, the allowance for loan losses was $67,870,000 a decrease of $1,496,000 from year-end 2012. As a percent of loans, the allowance decreased to 1.9 percent at December 31, 2013 from 2.4 percent at December 31, 2012.  This decrease in the ratio of allowance to loans was primarily due to a $596,701,000 net increase in loans resulting from the acquisition of CFS Bancorp, Inc.. During 2013, the specific reserves against impaired loans decreased by $2,660,000, but the allowance increased by $1,163,000 in the ASC 450, Contingencies, allocation for loans not deemed impaired. Not included in the allowance for loan losses is the remaining fair value discount on acquired loans of $46,112,000 and $13,200,000 as of December 31, 2013 and 2012, respectively.

The allowance as a percent of originated loans remained relatively stable, reflecting the impact of the stabilizing economic environment on the Corporation’s loan portfolio, resulting in fewer charge offs and lower specific reserves.  Loans are generally secured by specific items of collateral, including real property and business assets.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. Updated “as is” or “liquidation value” appraisals are obtained as individual circumstances and or market conditions warrant. Partially charged off loans measured for impairment based on their collateral value are generally not returned to performing status subsequent to receiving updated appraisals or restructure of the loan. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of,  asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

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

The following table summarizes loan loss reserves by loan segment for the periods ended December 31, 2013 and December 31, 2012.

	December 31, 2013
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$585	$763		$6		$1,354
Collectively evaluated for impairment	26,493	22,208	$2,515	15,071		66,287
Loans Acquired with Deteriorated Credit Quality	98	131				229
Total Allowance for Loan Losses	$27,176	$23,102	$2,515	$15,077		$67,870

	December 31, 2012
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,628	$2,565		$50		$4,243
Collectively evaluated for impairment	24,285	24,138	$2,593	14,107		65,123
Total Allowance for Loan Losses	$25,913	$26,703	$2,593	$14,157		$69,366

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The historical loss allocation for loans not deemed impaired according to ASC 310 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  The historical look back period for non-criticized loans is the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans.  Each of the rolling-four-quarter periods used to obtain the average, includes all charge offs for the previous twelve-month period; therefore, the historical look back period goes back seven quarters. The resulting allocation is more reflective of current conditions.  Criticized loans are grouped based on the risk grade assigned to the loan.  Loans with a special mention grade are assigned a loss factor and loans with a classified grade, but not impaired, are assigned a separate loss factor.  The loss factor computation for this allocation includes a segmented historical loss migration analysis of non-impaired loans, by risk grade, to charge off.  Given the credit improvement in the loan portfolio during 2013 and the resulting decreases in originated, non-impaired criticized loans and net charge offs, the historical loss component adjusted downward in 2013.

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses.  The environmental component adjusts the historical loss allocations for commercial and consumer loans to reflect relevant current conditions that, in management’s opinion, have an impact on loss recognition.  Environmental factors that management reviews in the analysis include: National and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.  Each environmental factor receives an individual qualitative allocation that, in management’s opinion, reflects losses inherent in the portfolio that are not reflected in the historical loss components of the allowance.  As the economic environment has seen improvement during the period, management believes losses inherent in the portfolio may not be immediately apparent for specific identification thus the environmental allocations increased to ensure the adequacy of the allowance. At December 31, 2013, the allocation related to environmental considerations totaled $48,210,000, an increase of $5,749,000 from December 31, 2012.

The Corporation’s primary market areas for lending are central Indiana, northwestern Indiana, northeastern Illinois, and Butler and Franklin counties in Ohio. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. In management’s opinion, the allowance for loan losses at December 31, 2013 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

GOODWILL

Goodwill is reviewed annually for impairment. First Merchants completed its most recent annual goodwill impairment test as of October 1, 2013 and concluded, based on current events and circumstances, goodwill is not impaired. In the fourth quarter of 2013, First Merchants recorded approximately $47,573,000 of goodwill associated with the acquisition of CFS Bancorp, Inc. See Note 3. BUSINESS COMBINATIONS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled$536,201,000 at December 31, 2013, an increase of $22,858,000, or 4.5 percent, from December 31, 2012. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $4,446,000 at December 31, 2013. In addition, other types of assets such as cash and due from banks, federal funds sold and securities purchased under agreements to resell, and loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. In addition, Federal Home Loan Bank ("FHLB") advances are utilized as a funding source. At December 31, 2013, total borrowings from the FHLB were $122,140,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2013 was $228,124,000.

On March 30, 2012, the Bank completed repayment of $79,000,000 of Senior Notes (the "Notes") that had matured. The Notes, which were originally issued by the Bank on March 31, 2009, were guaranteed by the FDIC under its Temporary Liquidity Guarantee Program ("TLGP").

On August 22, 2012, the Corporation exercised its option to redeem the $4,124,000 subordinated debenture associated with the CNBC Statutory Trust I. The redemption price premium was 104.59 percent. The debenture carried a fixed interest rate of 10.2 percent.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The net proceeds of the placement were used to pay off the Corporation’s $55 million credit facility with Bank of America, N.A. which was scheduled to mature on February 15, 2015.

For further details related to the Corporation's borrowings, see Note 12. BORROWINGS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2013 are as follows:

December 31,
(Dollars in Thousands)	2013
Amounts of Commitments:
Loan Commitments to Extend Credit	$1,216,470
Standby Letters of Credit	41,508
$1,257,978

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2013 are as follows:

(Dollars in Thousands)	2014	2015	2016	2017	2018	2019 and after	Total
Operating Leases	$2,804	$2,551	$2,067	$1,356	$749	$3,158	$12,685
Federal Funds Purchased	125,645						125,645
Securities Sold Under Repurchase Agreements	148,672						148,672
Federal Home Loan Bank Advances	26,437	30,886	28,833	2,629	13,252	20,103	122,140
Subordinated Debentures and Term Loans	105					126,702	126,807
Total	$303,663	$33,437	$30,900	$3,985	$14,001	$149,963	$535,949

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2013, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2013.

	December 31, 2013
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing Deposits	$55,069				$55,069
Investment Securities	87,624	$72,432	$377,883	$557,640	1,095,579
Loans	2,023,648	383,554	931,126	231,542	3,569,870
Federal Reserve and Federal Home Loan Bank Stock			38,990		38,990
Total Rate-sensitive Assets	$2,166,341	$455,986	$1,347,999	$789,182	$4,759,508
Rate-Sensitive Liabilities:
Interest-bearing Deposits	$1,731,212	$368,154	$985,619	$215,711	$3,300,696
Federal Funds Purchased	125,645				125,645
Securities Sold Under Repurchase Agreements	148,672				148,672
Federal Home Loan Bank Advances	2,876	26,652	61,584	31,028	122,140
Subordinated Debentures and Term Loans	61,807			65,000	126,807
Total Rate-sensitive Liabilities	$2,070,212	$394,806	$1,047,203	$311,739	$3,823,960
Interest Rate Sensitivity Gap by Period	$96,129	$61,180	$300,796	$477,443
Cumulative Rate Sensitivity Gap	$96,129	$157,309	$458,105	$935,548
Cumulative Rate Sensitivity Gap Ratio
at December 31, 2013	104.6%	106.4%	113.0%	124.5%
at December 31, 2012	113.1%	116.1%	119.7%	130.5%

The Corporation had a cumulative positive gap of $157,309,000 in the one-year horizon at December 31, 2013 or 2.89 percent of total assets.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2013, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2013
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(5)
Three-Year CMT	200	(50)
Five-Year CMT	200	(100)
CD's	200	(20)
FHLB	200	(33)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2013. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2013
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$179,646	$190,736	$175,238
Variance from Base		$11,090	$(4,408)
Percent of Change from Base		6.17%	(2.45)%

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2013, and December 31, 2012. Earnings assets increased by $957,278,000.

Effective November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. The two most significant earning assets were loans of $603,303,000 and interest-bearing time deposits of $213,379,000. See NOTE 3. BUSINESS COMBINATIONS, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for details of this transaction.

The balance of CFS interest-bearing time deposits were invested in the bond portfolio resulting in an increase in investments of $221,216,000 by December 31, 2013. The four largest loan segments that experienced increases were commercial and farmland, residential, commercial and industrial and construction.  Decreases were experienced mainly in individual's loans and other segments.

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

	December 31,	December 31,
(Dollars in Thousands)	2013	2012
Interest-bearing Time Deposits	$55,069	$38,443
Investment Securities Available for Sale	536,201	513,343
Investment Securities Held to Maturity	559,378	361,020
Mortgage Loans Held for Sale	5,331	22,300
Loans	3,632,409	2,902,209
Federal Reserve and Federal Home Loan Bank Stock	38,990	32,785
	$4,827,378	$3,870,100

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased, repurchase agreements; FHLB advances; subordinated debentures and term loans) based on year-end levels at December 31, 2013 and 2012.

	December 31,	December 31,
(Dollars in Thousands)	2013	2012
Deposits	$4,231,468	$3,346,383
Federal Funds Purchased	125,645	18,862
Securities Sold Under Repurchase Agreements	148,672	141,828
Federal Home Loan Bank Advances	122,140	94,238
Subordinated Debentures and Term Loans	126,807	112,161
	$4,754,732	$3,713,472

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Income tax expense totaled $14,677,000 for 2013 compared to $15,867,000 for 2012.  The Corporation’s federal statutory income tax rate is 35 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.  The reconciliation of federal statutory to actual tax expense is shown in Note 22, INCOME TAX, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable increased from $30,867,000 at December 31, 2012 to $56,614,000 at December 31, 2013. In addition, the Corporation’s net deferred tax asset has increased from $26,122,000 at December 31, 2012 to $55,785,000 at December 31, 2013.  The $29,663,000 increase in the Corporation’s net deferred tax asset was primarily driven by a $30,695,000 increase resulting from the CFS acquisition. Additionally, an increase in the net deferred tax asset of $8,030,000 resulted from net unrealized gains/losses associated with securities available for sale. Partially offsetting this were decreases in the net deferred tax asset of $5,527,000 related to pensions and other employee benefits and $1,702,000 related to deferred compensation.

The Corporation has recorded a valuation allowance of $17,171,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as noted above.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. The Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014, expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

BKD, LLP
Indianapolis, Indiana
March 14, 2014

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2013	2012
ASSETS
Cash and cash equivalents	$109,434	$101,460
Interest-bearing time deposits	55,069	38,443
Investment securities available for sale	536,201	513,343
Investment securities held to maturity (fair value of $560,847 and $378,174)	559,378	361,020
Mortgage loans held for sale	5,331	22,300
Loans	3,632,409	2,902,209
Less: Allowance for loan losses	(67,870)	(69,366)
Net loans	3,564,539	2,832,843
Premises and equipment	74,454	52,749
Federal Reserve and Federal Home Loan Bank stock	38,990	32,785
Interest receivable	18,672	16,367
Core deposit intangibles	13,818	8,154
Goodwill	188,948	141,375
Cash surrender value of life insurance	164,571	125,397
Other real estate owned	22,246	13,263
Tax asset, deferred and receivable	56,614	30,867
Other assets	28,997	14,455
TOTAL ASSETS	$5,437,262	$4,304,821
LIABILITIES
Deposits:
Noninterest-bearing	$930,772	$801,597
Interest-bearing	3,300,696	2,544,786
Total Deposits	4,231,468	3,346,383
Borrowings:
Federal funds purchased	125,645	18,862
Securities sold under repurchase agreements	148,672	141,828
Federal Home Loan Bank advances	122,140	94,238
Subordinated debentures and term loans	126,807	112,161
Total Borrowings	523,264	367,089
Interest payable	1,771	1,841
Other liabilities	45,836	37,272
Total Liabilities	4,802,339	3,752,585
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, no-par value, $1,000 liquidation value:
Authorized - 500,000 shares
Senior Non-Cumulative Perpetual Preferred Stock, Series B
Issued and outstanding - 0 and 90,782.94 shares		90,783
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 35,921,761 and 28,692,616 shares	4,490	3,587
Additional paid-in capital	393,783	256,843
Retained earnings	242,935	206,397
Accumulated other comprehensive loss	(6,410)	(5,499)
Total Stockholders' Equity	634,923	552,236
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,437,262	$4,304,821

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	December 31,	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2013	2012	2011
INTEREST INCOME
Loans receivable:
Taxable	$142,752	$146,745	$149,716
Tax-exempt	393	480	528
Investment securities:
Taxable	15,214	17,027	19,230
Tax-exempt	10,829	10,189	10,167
Federal funds sold			3
Deposits with financial institutions	158	100	282
Federal Reserve and Federal Home Loan Bank stock	1,488	1,408	1,319
Total Interest Income	170,834	175,949	181,245
INTEREST EXPENSE
Deposits	10,053	14,800	22,281
Federal funds purchased	102	69	25
Securities sold under repurchase agreements	787	907	1,511
Federal Home Loan Bank advances	2,096	2,624	4,181
Subordinated debentures, revolving credit lines and term loans	3,531	5,213	9,892
Total Interest Expense	16,569	23,613	37,890
NET INTEREST INCOME	154,265	152,336	143,355
Provision for loan losses	6,648	18,534	22,630
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	147,617	133,802	120,725
OTHER INCOME
Service charges on deposit accounts	12,400	11,587	11,972
Fiduciary activities	8,594	7,891	7,650
Other customer fees	11,866	11,233	10,024
Commission income	7,141	6,224	5,660
Earnings on cash surrender value of life insurance	2,613	3,418	2,596
Net gains and fees on sales of loans	7,511	10,628	7,418
Net realized gains on sales of available for sale securities	487	2,389	2,439
Other-than-temporary impairment on available for sale securities			(2,788)
Portion of loss recognized in other comprehensive income before taxes			2,388
Net impairment losses recognized in earnings			(400)
Gain on FDIC modified whole bank transaction		9,124
Other income	4,197	1,808	1,761
Total Other Income	54,809	64,302	49,120
OTHER EXPENSES
Salaries and employee benefits	85,413	79,398	74,735
Net occupancy	10,291	10,186	10,118
Equipment	7,737	7,201	6,794
Marketing	2,236	2,158	2,002
Outside data processing fees	5,591	5,656	5,671
Printing and office supplies	1,340	1,169	1,242
Core deposit amortization	1,649	1,927	3,548
FDIC assessments	2,862	3,509	5,531
Other real estate owned and credit-related expenses	6,661	8,178	10,614
Professional and other outside services	8,297	6,228	5,208
Other expenses	11,142	11,505	10,475
Total Other Expenses	143,219	137,115	135,938
INCOME BEFORE INCOME TAX	59,207	60,989	33,907
Income tax expense	14,677	15,867	8,655
NET INCOME	44,530	45,122	25,252
Loss on CPP unamortized discount			(1,401)
Loss on extinguishment of trust preferred securities			(10,857)
Preferred stock dividends and discount accretion	(2,380)	(4,539)	(3,981)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$42,150	$40,583	$9,013

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$1.42	$1.42	$0.34
Diluted	$1.41	$1.41	$0.34

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$44,530	$45,122	$25,252
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $6,841, $654, and $10,658	(12,705)	1,214	9,163
Unrealized gain (loss) on securities transferred to held-to-maturity, net of tax of $1,786, $0, and $2,864	(3,316)		5,315
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $767, $56, and $86	1,425	(104)	160
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $831, $514, and $1,146	1,543	(952)	(2,129)
Reclassification adjustment for net losses (gains) included in net income net of tax of $157, $759, and $714	291	(1,413)	(1,326)
Defined Benefit Pension Plans, net of tax of $6,382, $346, and $2,492
Net Gain (Loss) Arising During Period	10,704	(577)	(5,722)
Prior Service Cost Arising During Period			26
Amortization of Prior Service Cost	1,147	(65)	1,068
	(911)	(1,897)	6,555
Comprehensive income	$43,619	$43,225	$31,807

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2010	69,725	$68,005	25,574,251	$3,197	$232,503	$160,860	$(10,157)	$454,408
Comprehensive Income
Net Income						25,252		25,252
Other Comprehensive Income, net of tax							6,555	6,555
Cash Dividends on Common Stock ($.04 per Share)						(1,067)		(1,067)
Cash Dividends on Preferred Stock Under Capital Purchase Program						(3,662)		(3,662)
Accretion of Discount on Preferred Stock		319				(319)
Loss on Capital Purchase Program Unamortized Discount		1,401				(1,401)
Repurchase of Capital Purchase Program Warrants					(368)			(368)
Loss on Extinguishment of Trust Preferred Securities						(10,857)		(10,857)
Equity Adjustment Related to First Merchants Reinsurance Co. LTD						(89)		(89)
Preferred Stock Redeemed Under Capital Purchase Program	(69,600)	(69,600)						(69,600)
Preferred Stock Issued Under the Small Business Lending Fund	90,783	90,783						90,783
Private Stock Issuance			2,822,000	353	20,812			21,165
Share-based Compensation			72,824	9	1,306			1,315
Stock Issued Under Employee Benefit Plans			93,797	12	657			669
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			11,073	1	88			89
Stock Redeemed			(14,238)	(2)	(124)			(126)
Balances, December 31, 2011	90,908	$90,908	28,559,707	$3,570	$254,874	$168,717	$(3,602)	$514,467
Comprehensive Income
Net Income						45,122		45,122
Other Comprehensive Income, net of tax							(1,897)	(1,897)
Cash Dividends on Common Stock ($.10 per Share)						(2,903)		(2,903)
Cash Dividends on Preferred Stock Under Small Business Lending Fund						(4,539)		(4,539)
Share-based Compensation			86,325	11	1,481			1,492
Stock Issued Under Employee Benefit Plans			41,867	5	444			449
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			15,709	2	200			202
Stock Options Exercised			10,500	1	77			78
Stock Redeemed			(21,492)	(2)	(233)			(235)
Balances, December 31, 2012	90,908	$90,908	28,692,616	$3,587	$256,843	$206,397	$(5,499)	$552,236
Comprehensive Income
Net Income						44,530		44,530
Other Comprehensive Income, net of tax							(911)	(911)
Cash Dividends on Common Stock ($.18 per Share)						(5,612)		(5,612)
Cash Dividends on Preferred Stock Under Small Business Lending Fund						(2,380)		(2,380)
Preferred Stock Redemption Under Small Business Lending Fund	(90,783)	(90,783)						(90,783)
Issuance of Common Stock Related to Acquisition			7,079,457	885	134,757			135,642
Share-based Compensation			116,978	15	1,758			1,773
Stock Issued Under Employee Benefit Plans			33,451	4	475			479
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan			18,449	2	323			325
Stock Options Exercised			13,750	2	113			115
Stock Redeemed			(32,940)	(5)	(486)			(491)
Balances, December 31, 2013	125	$125	35,921,761	$4,490	$393,783	$242,935	$(6,410)	$634,923

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2013	2012	2011
Cash Flow From Operating Activities:
Net income	$44,530	$45,122	$25,252
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,648	18,534	22,630
Depreciation and amortization	4,670	4,472	5,158
Change in deferred taxes	13,939	15,890	8,256
Share-based compensation	1,773	1,492	1,315
Mortgage loans originated for sale	(280,693)	(393,565)	(297,031)
Proceeds from sales of mortgage loans	297,851	389,129	300,636
Gain on acquisition		(9,124)
Gains on sales of securities available for sale	(487)	(2,389)	(2,439)
Recognized loss on other-than-temporary-impairment			400
Change in interest receivable	(535)	1,884	951
Change in interest payable	(364)	(1,451)	(1,337)
Change in other assets	110,032
Other adjustments	(14,233)	275	21,693
Net cash provided by operating activities	$183,131	$70,269	$85,484
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$196,753	$14,408	$12,365
Purchases of:
Securities available for sale	(398,491)	(139,555)	(200,688)
Securities held to maturity	(11,145)	(4,262)	(82,700)
Proceeds from sales of securities available for sale	25,222	52,350	75,930
Proceeds from maturities of:
Securities available for sale	93,273	112,141	60,459
Securities held to maturity	78,534	68,118	45,595
Change in Federal Reserve and Federal Home Loan Bank stock	(17)	246	2,614
Purchase of bank owned life insurance			(25,000)
Net change in loans	(142,861)	(123,036)	61,363
Net cash and cash equivalents received from acquisition	10,992	29,113
Proceeds from the sale of other real estate owned	12,346	4,428	13,612
Other adjustments	(2,768)	(2,065)	8,287
Net cash provided by (used in) investing activities	$(138,162)	$11,886	$(28,163)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$141,052	$228,725	$68,803
Certificates of deposit and other time deposits	(211,399)	(142,906)	(203,028)
Borrowings	295,537	138,127	306,535
Repayment of borrowings	(163,838)	(271,005)	(252,509)
Cash dividends on common stock	(5,612)	(2,903)	(1,067)
Cash dividends on preferred stock	(2,380)	(4,539)	(3,662)
Stock issued in private equity placement			21,165
Stock issued under employee benefit plans	479	449	669
Stock issued under dividend reinvestment and stock purchase plans	325	202	89
Stock options exercised	115	78
Cumulative preferred stock issued (SBLF)			90,783
Cumulative preferred stock redeemed (SBLF)	(90,783)
Cumulative preferred stock redeemed (CPP)			(69,600)
Repurchase of stock warrant (CPP)			(368)
Stock redeemed	(491)	(235)	(126)
Net cash used in financing activities	$(36,995)	$(54,007)	$(42,316)
Net Change in Cash and Cash Equivalents	7,974	28,148	15,005
Cash and Cash Equivalents, January 1	101,460	73,312	58,307
Cash and Cash Equivalents, December 31	$109,434	$101,460	$73,312
Additional cash flow information:
Interest paid	$16,639	$24,697	$39,227
Income tax paid (refunded)	7,578	11,738	(2,977)
Loans transferred to other real estate owned	7,170	4,441	14,188
Fixed assets transferred to other real estate owned	461
Non-cash investing activities using trade date accounting	4,984	1,518

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2013	December 31, 2012
Fair value of assets acquired	$1,132,231	$128,923
Cash received from acquisition		17,200
Net gain on acquisition		(9,124)
Less: Common stock issued	135,642
Liabilities assumed	$996,589	$136,999

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

The Bank generates commercial, mortgage, and consumer loans and receives deposits from customers located primarily in central and northwest Indiana, northeast Illinois and central Ohio counties. The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets and business assets.

A brief description of current accounting practices and current valuation methodologies are presented below.

CONSOLIDATION of the Corporation's financial statements include the accounts of the Corporation and all its subsidiaries, after elimination of all material intercompany transactions.

BUSINESS COMBINATIONS are accounted for under the acquisition method of accounting. Under the acquisition method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

AVAILABLE FOR SALE SECURITIES are recorded at fair value on a recurring basis with the unrealized gains and losses, net of applicable income taxes, recorded in other comprehensive income. Realized gains and losses are recorded in earnings and the prior fair value adjustments are reclassified within stockholders' equity. Gains and losses on sales of securities are determined on the specific-identification method. Amortization of premiums and accretion of discounts are recorded as interest income from securities.

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

LOANS held in the Corporation’s portfolio are carried at the principal amount outstanding, net of unearned income. Certain non-accrual and substantially delinquent loans may be considered to be impaired. A loan is impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. In applying the provisions of ASC 310, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against earnings when considered uncollectable. Interest income accrued in the prior year, if any, is charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received and the loan is returned to accruing status. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

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

PENSION benefits are provided to the Corporation’s employees. Its accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the balance sheet. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in Note 21. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

PREMISES AND EQUIPMENT is carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and declining balance methods based on the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are expensed as incurred, while major additions and improvements, which extend the useful life, are capitalized. Gains and losses on dispositions are included in current operations.

FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK are required investments for institutions that are members of the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula based on the level of borrowings and other factors. These investments are carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

INTANGIBLE ASSETS that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over three to twenty years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

GOODWILL is maintained by applying the provisions of ASC 350. For purchase acquisitions, the Corporation is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation has historically elected to test for goodwill impairment as of October 1 of each year and has determined that no impairment exists.

BANK OWNED LIFE INSURANCE has been purchased on certain officers of the Corporation. The Corporation records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

OTHER REAL ESTATE OWNED consists of assets acquired through, or in lieu of, loan foreclosure and are held for sale. They are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation are included in net income or expense from foreclosed assets. Other real estate owned also includes bank premises qualifying as held for sale. Bank premises are transferred at the lower of carrying value or fair value less cost to sell.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Derivatives that qualify for the hedge accounting treatment are designated as either: a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). To date, the Corporation has only entered into a cash flow hedge. For cash flow hedges, changes in the fair values of the derivative instruments are reported in OCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in OCI are reflected in the consolidated statements of income in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, the Corporation establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized currently in the consolidated statements of operations. The Corporation excludes the time value expiration of the hedge when measuring ineffectiveness.

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

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2009.

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

TRANSFERS OF FINANCIAL ASSETS are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

NET INCOME PER SHARE is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options and nonvested restricted stock.

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

NOTE 3

BUSINESS COMBINATION

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 full-service banking centers serving the northwestern Indiana and northeastern Illinois areas. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of the Corporation's common stock for each share of CFS Bancorp common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million.

The Corporation engaged in this transaction with the expectation that it would be accretive and add a new market area with a demographic profile consistent with many of the current Indiana markets served by the Bank. Goodwill resulted from this transaction due to the expected synergies from combining operations.

Under the acquisition method of accounting, the total purchase price is allocated to CFS's net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the CFS acquisition was allocated as follows:

Fair Value
Cash and cash equivalents	$10,992
Interest-bearing time deposits	213,379
Investment securities available for sale	15,913
Investment securities held to maturity	14,372
Mortgage loans held for sale	189
Loans	603,114
Premises and equipment	19,643
Federal Home Loan Bank stock	6,188
Interest receivable	1,770
Cash surrender value of life insurance	36,555
Other real estate owned	12,857
Tax asset, deferred and receivable	30,717
Other assets	111,656
Deposits	(955,432)
Securities sold under repurchase agreements	(9,830)
Federal Home Loan Bank advances	(15,000)
Interest payable	(294)
Other liabilities	(16,033)
Net tangible assets acquired	80,756
Core deposit intangible	7,313
Goodwill	47,573
Purchase price	$135,642

Of the total purchase price, $7,313,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The results of operations of CFS have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the periods ended December 31, 2013 and 2012 as if the CFS acquisition had occurred as of the beginning of the periods presented.

	2013	2012
Total revenue (net interest income plus other income)	$243,972	$266,034
Net income	$38,637	$50,092
Net income available to common shareholders	$36,257	$45,553
Earnings per share:
Basic	$0.98	$1.28
Diluted	$0.98	$1.27

The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects. The pro forma information for the year ended 2013 includes $4.9 million of operating revenue from CFS since the acquisition and approximately $9.5 million, net of tax, of non-recurring expenses directly attributable to the CFS acquisition.

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition consummated as of that time, nor is it intended to be a projection of future results.

NOTE 4

RESTRICTION ON CASH AND DUE FROM BANKS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2013, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

Effective October 3, 2008, the FDIC’s insurance limits temporarily increased to $250,000. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law, which, in part, permanently raised the standard maximum deposit insurance amount to $250,000.  On November 9, 2010, the FDIC implemented section 343 of the Dodd-Frank Act providing unlimited insurance coverage on noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  As of January 1, 2013, noninterest-bearing transaction deposit accounts are no longer insured separately from other accounts at the same FDIC-insured institution. Instead, noninterest-bearing transaction accounts are added to any of the Corporation's other accounts, and the aggregate balance insured up to at least the Standard Maximum Deposit Insurance Amount of $250,000, at each institution. At December 31, 2013, the Corporation’s interest-bearing cash accounts and noninterest-bearing transaction deposits held at other institutions exceeded federally insured limits by approximately $40,420,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $38,583,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2013, was $29,015,000.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
U.S. Treasury	$15,914	$80	$21	$15,973
U.S. Government-sponsored agency securities	3,550	12	17	3,545
State and municipal	231,005	3,878	3,896	230,987
U.S. Government-sponsored mortgage-backed securities	279,299	3,926	1,973	281,252
Corporate obligations	6,374		3,636	2,738
Equity securities	1,706			1,706
Total available for sale	537,848	7,896	9,543	536,201
Held to maturity at December 31, 2013
State and municipal	145,941	62	91	145,912
U.S. Government-sponsored mortgage-backed securities	413,437	5,220	3,722	414,935
Total held to maturity	559,378	5,282	3,813	560,847
Total Investment Securities	$1,097,226	$13,178	$13,356	$1,097,048

Available for sale at December 31, 2012
U.S. Government-sponsored agency securities	$4,475	$165		$4,640
State and municipal	148,187	10,025	$18	158,194
U.S. Government-sponsored mortgage-backed securities	337,631	10,994	46	348,579
Corporate obligations	6,105		5,881	224
Equity securities	1,706			1,706
Total available for sale	498,104	21,184	5,945	513,343
Held to maturity at December 31, 2012
State and municipal	117,227	5,489	1	122,715
U.S. Government-sponsored mortgage-backed securities	243,793	11,681	15	255,459
Total held to maturity	361,020	17,170	16	378,174
Total Investment Securities	$859,124	$38,354	$5,961	$891,517

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  The historical cost of these investments totaled $490,488,000 and $22,999,000 at December 31, 2013 and 2012, respectively.  Total fair value of these investments was $477,132,000  and $17,038,000, which is approximately 43.6  and  1.9 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2013 and 2012, respectively.

Except as discussed below, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2013.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

In determining the fair value of the trust preferred securities, the Corporation utilizes a third party for portfolio accounting services, including market value input.  The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor was classifying these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are proper.  The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.   Discount rates used in the cash flow analysis on these variable rate securities were those margins in effect at the inception of the security added to the appropriate three-month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. These spreads ranged from .85 percent to 1.57 percent spread over LIBOR. On all but one small pool investment, the Corporation utilized Standard and Poor's to determine their fair value.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

U.S. Treasury Securities

The unrealized losses on the Corporation's investment in U.S. Treasury securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not, the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2013. As noted in the table above, the U.S. Treasury securities portfolio contains unrealized losses of $21,000 on one security.

U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investment in U.S. Government-Sponsored Agency securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not, the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2013. As noted in the table above, the U.S. Government-Sponsored Agency securities portfolio contains unrealized losses of $17,000 on three securities.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not, the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2013. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $1,973,000 on twenty-six securities and $3,722,000 on forty-five securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

State and Municipal Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2013. As noted in the table above, the state and political subdivision securities portfolio contains unrealized losses of $3,896,000 on 137 securities and $91,000 on forty-one securities in the available for sale and held to maturity portfolios respectively.

Corporate Obligations

The Corporation’s unrealized losses on trust preferred securities total $3.6 million on a book value of $6.4 million. On all but one small pool investment, the Corporation utilized Standard and Poor's to determine their fair value. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities. The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed. The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at December 31, 2013. The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity.

Certain Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors.  The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses in	Accumulated Credit Losses in
	2013	2012
Credit losses on debt securities held:
Balance, January 1	$11,355	$11,355
Additions related to other-than-temporary losses not previously recognized
Balance, December 31	$11,355	$11,355

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Less than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investment
Securities at December 31, 2013
U.S. Treasury	$4,875	$21			$4,875	$21
U.S. Government-sponsored Agency securities	3,433	17			3,433	17
State and municipal	129,109	3,931	$767	$56	129,876	3,987
U.S. Government-sponsored mortgage-backed securities	330,914	5,163	5,323	532	336,237	5,695
Corporate obligations			2,711	3,636	2,711	3,636
Total Temporarily Impaired Investment Securities	$468,331	$9,132	$8,801	$4,224	$477,132	$13,356

Temporarily Impaired Investment
Securities at December 31, 2012
State and municipal	$4,524	$19			$4,524	$19
U.S. Government-sponsored mortgage-backed securities	12,320	61			12,320	61
Corporate obligations			$194	$5,881	194	5,881
Total Temporarily Impaired Investment Securities	$16,844	$80	$194	$5,881	$17,038	$5,961

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2013
Due in one year or less	$9,755	$9,912	$4,446	$4,442
Due after one through five years	27,096	27,606	17,129	17,324
Due after five through ten years	50,169	50,739	77,012	76,860
Due after ten years	169,823	164,986	47,354	47,286
	$256,843	$253,243	$145,941	$145,912
U.S. Government-sponsored mortgage-backed securities	279,299	281,252	413,437	414,935
Equity securities	1,706	1,706
Total Investment Securities	$537,848	$536,201	$559,378	$560,847

Securities with a carrying value of approximately $373,533,000, $345,866,000 and $306,024,000  were pledged at December 31, 2013, 2012 and 2011, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Gross gains of $487,000, $2,389,000 and $2,439,000 in 2013, 2012 and 2011, respectively, and there were no gross losses in 2013, 2012 and 2011, respectively, were realized on sales of available for sale securities.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 6

LOANS AND ALLOWANCE

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, residential real estate, auto and small consumer lending, which results in portfolio diversification. The following tables show the composition of the loan portfolio, loan grades and the allowance for loan losses excluding loans held for sale.  Residential real estate loans held for sale at December 31, 2013, and December 31, 2012, were $5,331,000 and $22,300,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31, 2013	December 31, 2012

Commercial and industrial loans	$761,705	$622,579
Agricultural production financing and other loans to farmers	114,348	112,527
Real estate loans:
Construction	177,082	98,639
Commercial and farmland	1,611,809	1,266,682
Residential	616,385	473,537
Home Equity	255,223	203,406
Individuals' loans for household and other personal expenditures	69,783	75,748
Lease financing receivables, net of unearned income	1,545	2,590
Other loans	24,529	46,501
Loans	3,632,409	2,902,209
Allowance for loan losses	(67,870)	(69,366)
Net Loans	$3,564,539	$2,832,843

Purchased Loans

On February 10, 2012, the Bank assumed $113.0 million in loans as part of the Purchase and Assumption Agreement discussed in NOTE 2. PURCHASE AND ASSUMPTION included in the Notes to Consolidated Condensed Financial Statements of this Form 10-K. This loan portfolio was acquired at a fair value discount of $19.2 million.

On November 12, 2013, the Corporation acquired all of the assets of CFS Bancorp, Inc. as discussed in NOTE 3. BUSINESS COMBINATIONS included in the Notes to Consolidated Condensed Financial Statements of this Form 10-K. The acquired assets included $639.6 million in loans which were acquired at a fair value discount of $36.5 million.

In conformance with ASC 805 and ASC 820, loans purchased after December 31, 2008 are recorded at the acquisition date fair value. Such loans are only included in the allowance to the extent a specific impairment is identified that exceeds the fair value adjustment on an impaired loan or the historical loss and environmental factor analysis indicates losses inherent in a purchased portfolio exceeds the fair value adjustment on the portion of the purchased portfolio not deemed impaired.

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2013.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

The allowance is increased by the provision for loan losses and decreased by charge offs less recoveries. All charge offs are approved by the Bank’s senior loan officers or loan committees, depending on the amount of the charge off. The Bank charges off a loan when a determination is made that all or a portion of the loan is uncollectible. The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses in a given period may be greater than or less than net loan losses experienced during the period, and is based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision amount in a given period is based on management’s ongoing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and independent loan reviews.  The evaluation takes into consideration identified credit problems, the possibility of losses inherent in the loan portfolio that are not specifically identified and management’s judgment as to the impact of the current environment and economic conditions on the portfolio.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The allowance consists of specific impairment reserves as required by ASC 310-10-35, a component for historical losses in accordance with ASC 450 and the consideration of current environmental factors in accordance with ASC 450. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.

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

The following table summarizes changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Twelve Months Ended December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$25,913	$26,703	$2,593	$14,157		$69,366
Provision for losses	2,794	340	(11)	3,514	$11	6,648
Recoveries on loans	4,586	3,552	556	1,292	4	9,990
Loans charged off	(6,117)	(7,493)	(623)	(3,886)	(15)	(18,134)
Balances, December 31, 2013	$27,176	$23,102	$2,515	$15,077		$67,870

	Twelve Months Ended December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Provision for losses	14,749	(2,546)	126	6,176	29	18,534
Recoveries on loans	1,744	3,652	695	1,113	2	7,206
Loans charged off	(8,311)	(12,322)	(1,130)	(5,475)	(34)	(27,272)
Balances, December 31, 2012	$25,913	$26,703	$2,593	$14,157		$69,366

	Twelve Months Ended December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$32,508	$36,341	$3,622	$10,408	$98	$82,977
Provision for losses	(13,787)	28,574	(221)	8,166	(102)	22,630
Recoveries on loans	8,828	2,811	942	1,176	7	13,764
Loans charged off	(9,818)	(29,807)	(1,441)	(7,407)		(48,473)
Balances, December 31, 2011	$17,731	$37,919	$2,902	$12,343	$3	$70,898

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment for the years indicated:

	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$585	$763		$6		$1,354
Collectively evaluated for impairment	26,493	22,208	$2,515	15,071		66,287
Loans Acquired with Deteriorated Credit Quality	98	131				229
Total Allowance for Loan Losses	$27,176	$23,102	$2,515	$15,077		$67,870
Loan Balances:
Individually evaluated for impairment	$10,240	$29,007		$2,820		$42,067
Collectively evaluated for impairment	882,794	1,690,285	$69,783	867,094	$1,545	3,511,501
Loans Acquired with Deteriorated Credit Quality	7,548	69,599		1,694		78,841
Loans	$900,582	$1,788,891	$69,783	$871,608	$1,545	$3,632,409

	December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,628	$2,565		$50		$4,243
Collectively evaluated for impairment	24,285	24,138	$2,593	14,107		65,123
Loans Acquired with Deteriorated Credit Quality
Total Allowance for Loan Losses	$25,913	$26,703	$2,593	$14,157		$69,366
Loan Balances:
Individually evaluated for impairment	$14,190	$45,394		$8,515		$68,099
Collectively evaluated for impairment	765,707	1,309,912	$75,748	667,401	$2,590	2,821,358
Loans Acquired with Deteriorated Credit Quality	1,710	10,015		1,027		12,752
Loans	$781,607	$1,365,321	$75,748	$676,943	$2,590	$2,902,209

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31, 2013	December 31, 2012
Commercial and industrial loans	$9,283	$12,195
Agriculture Production financing and other loans to farmers	30
Real Estate Loans:
Construction	4,978	4,814
Commercial and farmland	28,095	22,612
Residential	12,068	11,476
Home Equity	1,667	1,997
Individuals' loans for household and other personal expenditures	117
Lease financing receivables, net of unearned income		301
Other Loans	164	4
Total	$56,402	$53,399

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310-30 and renegotiated loans, as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

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

The following tables show the composition of only the Corporation’s commercial impaired loans by loan class for the years indicated:

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$35,066	$16,371		$19,209	$192
Agriculture production financing and other loans to farmers	32	30		32
Real Estate Loans:
Construction	16,109	10,625		11,621	117
Commercial and farmland	128,073	83,033		84,057	1,663
Residential	6,746	3,910		4,236	75
Home equity	3,299	112		225
Other loans	454	172		181	1
Total	$189,779	$114,253		$119,561	$2,048
Impaired loans with related allowance:
Commercial and industrial loans	$1,390	$1,216	$683	$1,240	$9
Real Estate Loans:
Construction
Commercial and farmland	4,657	4,215	894	4,291	9
Residential	74	71	6	76
Total	$6,121	$5,502	$1,583	$5,607	$18
Total Impaired Loans	$195,900	$119,755	$1,583	$125,168	$2,066

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$28,532	$11,730		$15,089	$124
Real Estate Loans:
Construction	9,787	5,164		6,471	66
Commercial and farmland	58,173	43,204		46,788	1,211
Residential	8,820	6,215		7,129	83
Home equity	4,199	1,006		1,022	13
Other loans	83	14		18	1
Total	$109,594	$67,333		$76,517	$1,498
Impaired loans with related allowance:
Commercial and industrial loans	$4,415	$4,155	$1,628	$4,225	$33
Real Estate Loans:
Construction	1,202	1,058	105	1,175
Commercial and farmland	5,579	5,182	2,460	5,239	95
Residential	1,722	1,451	50	1,458	75
Total	$12,918	$11,846	$4,243	$12,097	$203
Total Impaired Loans	$122,512	$79,179	$4,243	$88,614	$1,701

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$23,364	$10,116		$13,399	$615
Real Estate Loans:
Construction	14,301	7,701		8,836
Commercial and farmland	49,242	34,571		39,032	591
Residential	7,491	6,185		6,539	20
Home equity	4,425	1,241		1,500	15
Other loans	99	21		24
Total	$98,922	$59,835		$69,330	$1,241
Impaired loans with related allowance:
Commercial and industrial loans	$8,691	$8,104	$4,142	$8,196	$174
Real Estate Loans:
Construction	961	961	321	961
Commercial and farmland	12,115	8,748	2,183	10,028	140
Residential	1,888	1,575	391	1,687	7
Other loans	579	552	559	590
Total	$24,234	$19,940	$7,596	$21,462	$321
Total Impaired Loans	$123,156	$79,775	$7,596	$90,792	$1,562

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize the credit quality of the Corporation’s loan portfolio, by loan class for the years indicated.  Consumer non-performing loans include accruing consumer loans 90 plus days delinquent and consumer non-accrual loans.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified date. Loans that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below.

	December 31, 2013
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and Industrial loans	$708,835	$11,332	$41,013	$525				$761,705
Agriculture production financing and other loans to farmers	114,318		30					114,348
Real Estate Loans:
Construction	162,976	1,132	12,029				$945	177,082
Commercial and farmland	1,473,714	57,676	80,184				235	1,611,809
Residential	143,657	2,232	11,494	136		$448,494	10,372	616,385
Home Equity	6,194	35	1,184			246,101	1,709	255,223
Individuals' loans for household and other personal expenditures						69,666	117	69,783
Lease financing receivables, net of unearned income	1,420		125					1,545
Other Loans	24,334		195					24,529
Loans	$2,635,448	$72,407	$146,254	$661		$764,261	$13,378	$3,632,409

	December 31, 2012
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and Industrial loans	$559,852	$23,678	$34,460	$4,589				$622,579
Agriculture production financing and other loans to farmers	112,209	224	94					112,527
Real Estate Loans:
Construction	85,728	1,384	11,356				$171	98,639
Commercial and farmland	1,148,561	38,199	79,078	553			291	1,266,682
Residential	145,402	5,437	13,880	922		$301,614	6,282	473,537
Home Equity	9,092	893	1,657			189,721	2,043	203,406
Individuals' loans for household and other personal expenditures						75,748		75,748
Lease financing receivables, net of unearned income						2,289	301	2,590
Other Loans	46,473		28					46,501
Loans	$2,107,317	$69,815	$140,553	$6,064		$569,372	$9,088	$2,902,209

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$749,020	$2,628	$774		$9,283	$12,685	$761,705
Agriculture production financing and other loans to farmers	114,305	13			30	43	114,348
Real Estate Loans:
Construction	171,046	1,058			4,978	6,036	177,082
Commercial and farmland	1,573,403	3,807	5,801	$703	28,095	38,406	1,611,809
Residential	595,192	7,156	1,475	494	12,068	21,193	616,385
Home equity	251,188	1,652	563	153	1,667	4,035	255,223
Individuals' loans for household and other personal expenditures	69,061	550	55		117	722	69,783
Lease financing receivables, net of unearned income	1,545						1,545
Other loans	24,365				164	164	24,529
Loans	$3,549,125	$16,864	$8,668	$1,350	$56,402	$83,284	$3,632,409

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$607,442	$2,628	$144	$170	$12,195	$15,137	$622,579
Agriculture production financing and other loans to farmers	112,527						112,527
Real Estate Loans:
Construction	93,426	399			4,814	5,213	98,639
Commercial and farmland	1,238,907	3,276	1,822	65	22,612	27,775	1,266,682
Residential	453,743	5,734	1,338	1,246	11,476	19,794	473,537
Home equity	199,063	1,467	323	556	1,997	4,343	203,406
Individuals' loans for household and other personal expenditures	74,919	799	30			829	75,748
Lease financing receivables, net of unearned income	2,289				301	301	2,590
Other loans	46,497				4	4	46,501
Loans	$2,828,813	$14,303	$3,657	$2,037	$53,399	$73,396	$2,902,209

See the information regarding the analysis of loan loss experience in the “LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

On occasion, borrower experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays including debt payments. Concurrently, in an effort to preserve and protect its earning assets, specifically troubled loans, the Corporation is working to maintain its relationship with certain customers who are experiencing financial difficulty by contractually modifying the borrower's debt agreement with the Corporation. In certain loan restructuring situations, the Corporation may grant a concession to a debtor experiencing financial difficulty, resulting in a trouble debt restructuring. A concession is deemed to be granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest accrued at the original contract rate. If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of the collateral is considered in determining whether the principal will be paid.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize troubled debt restructurings that occurred during the periods ended December 31, 2013 and December 31, 2012:

	December 31, 2013
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$295	$316	5
Real Estate Loans:
Commercial and farmland	6,506	5,492	11
Residential	809	804	12
Individuals' loans for household and other personal expenditures	143	145	4
Total	$7,753	$6,757	32

	December 31, 2012
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$1,562	$1,547	9
Real Estate Loans:
Construction	794	653	2
Commercial and farmland	10,366	10,154	14
Residential	2,302	2,172	20
Individuals' loans for household and other personal expenditures	170	197	5
Total	$15,194	$14,723	50

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the years indicated:

	December 31, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$207		$60	$267
Real Estate Loans:
Commercial and farmland	1,388		1,985	3,373
Residential	167	$237	351	755
Individuals' loans for household and other personal expenditures	61	38	25	124
Total	$1,823	$275	$2,421	$4,519

	December 31, 2012
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$259		$1,029	$1,288
Real Estate Loans:
Construction			625	625
Commercial and farmland	6,668	$903	381	7,952
Residential	525	380	995	1,900
Individuals' loans for household and other personal expenditures		7	183	190
Total	$7,452	$1,290	$3,213	$11,955

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Loans secured by commercial and farm real estate made up 75 percent of the post-modification balances of the troubled debt restructured loans during the twelve months ending December 31, 2013.  The second largest class of troubled debt restructurings during 2013 was residential real estate loans, accounting for 17 percent of the total post modification balances.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2013 and December 31, 2012, that subsequently defaulted during those periods:

	Twelve Months Ended December 31, 2013
	Number of Loans	Recorded Balance
Commercial and industrial loans	3	$173
Real Estate Loans:
Commercial and farmland	2	1,034
Total	5	$1,207

	Twelve Months Ended December 31, 2012
	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$23
Real Estate Loans:
Commercial and farmland	2	212
Residential	4	385
Total	7	$620

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

NOTE 7

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The Bank acquired loans in a purchase during the years ended December 31, 2013 and December 31, 2012. The following table includes the outstanding balance and carrying amount of these loans, which are included in the balance sheet amounts of loans receivable at December 31, 2013 and December 31, 2012.

	December 31, 2013			December 31, 2012
	CFS	SCB	Total	SCB
Commercial and industrial loans	$81,303	$8,184	$89,487	$12,645
Agricultural production financing and other loans to farmers		1,161	1,161	1,179
Real estate loans:
Construction	17,962		17,962	65
Commercial and farmland	311,631	23,418	335,049	30,303
Residential	166,754	9,359	176,113	13,724
Home Equity	49,042	18,236	67,278	21,544
Individuals' loans for household and other personal expenditures	2,360	269	2,629	705
Other Loans	132	407	539
Total	$629,184	$61,034	$690,218	$80,165

Carrying Amount	$585,913	$50,269	$636,182	$65,600
Allowance		229	229
Carrying Amount Net of Allowance	$585,913	$50,040	$635,953	$65,600

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The balance of the allowance for loan losses and the corresponding provision expense for loans acquired and accounted for under ASC310-30 was $229,000 and $0 at December 31, 2013 and December 31, 2012, respectively.

Accretable yield, or income expected to be collected, is as follows:

	Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
	CFS	SCB	Total	SCB
Beginning balance		$5,142	$5,142
Additions	$13,599		13,599	$9,774
Accretion	(164)	(2,071)	(2,235)	(4,632)
Reclassification from nonaccretable		2,888	2,888
Disposals		(95)	(95)
Ending balance	$13,435	$5,864	$19,299	$5,142
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

The following table presents loans acquired during the periods ending December 31, 2013 and 2012, for which it was probable at acquisition that all contractually required payments would not be collected:

	CFS - 2013	SCB - 2012
Contractually required payments receivable at acquisition date	$109,839	$31,143
Nonaccretable difference	22,679	9,688
Expected cash flows at acquisition date	87,160	21,455
Accretable difference	3,502	4,152
Basis in loans at acquisition date	$83,658	$17,303

NOTE 8

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2013 and 2012:

	2013	2012
Cost at December 31:
Land	$17,992	$14,692
Buildings and Leasehold Improvements	92,693	62,606
Equipment	54,274	42,564
Total Cost	164,959	119,862
Accumulated Depreciation and Amortization	(90,505)	(67,113)
Net	$74,454	$52,749

On November 12, 2013, the Corporation acquired 100 percent of CFS in an all stock transaction, as discussed in NOTE 3. BUSINESS COMBINATIONS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. This purchase resulted in premises and equipment acquired of approximately $19,643,000.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2013, 2012 and 2011 was $2,608,000, $2,812,000 and $2,636,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2013, expiring at various dates through the year 2028 are as follows for the years ending December 31:

Future Minimum Rental Commitments
2014	$2,804
2015	2,551
2016	2,067
2017	1,356
2018	749
After 2018	3,158
Total Future Minimum Obligations	$12,685

NOTE 9

GOODWILL

On November 12, 2013, the Corporation acquired 100 percent of CFS in an all stock transaction, as discussed in NOTE 3. BUSINESS COMBINATIONS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. This purchase resulted in goodwill of $47,573,000.

In July 2012, FMIG acquired a book of business that resulted in goodwill acquired of $18,000. This transaction was deemed to be an immaterial transaction.

No impairment loss was recorded in 2013 or 2012. The Corporation tested goodwill for impairment during 2012 and 2013. In both valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

	2013	2012
Balance, January 1	$141,375	$141,357
Goodwill acquired	47,573	18
Balance, December 31	$188,948	$141,375

NOTE 10

CORE DEPOSIT AND OTHER INTANGIBLES

On November 12, 2013, the Corporation acquired 100 percent of CFS in an all stock transaction, as discussed in NOTE 3. BUSINESS COMBINATIONS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. This purchase resulted in a core deposit intangible of approximately $7,313,000.

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

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2013	2012
Gross carrying amount	$46,389	$45,422
Core deposit intangible and other intangibles acquired	7,313	967
Accumulated amortization	(39,884)	(38,235)
Core Deposit and Other Intangibles	$13,818	$8,154

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Amortization expense for the years ended December 31, 2013, 2012 and 2011, was $1,649,000, $1,927,000 and $3,548,000, respectively.

Estimated amortization expense for each of the following five years is:

Amortization Expense
2014	$2,367
2015	2,351
2016	2,294
2017	2,211
2018	1,044
After 2018	3,551
Total Future Minimum Obligations	$13,818

NOTE 11

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2013	December 31, 2012
Demand Deposits	$2,018,650	$1,646,756
Savings Deposits	1,257,994	831,952
Certificates and Other Time Deposits of $100,000 or more	272,660	236,470
Other Certificates and Time Deposits	595,110	502,927
Brokered Deposits	87,054	128,278
Total Deposits	$4,231,468	$3,346,383

On November 12, 2013, the Corporation acquired 100 percent of CFS in an all stock transaction, as discussed in NOTE 3. BUSINESS COMBINATIONS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. This purchase resulted in deposits assumed of approximately $955,432,000.

At December 31, 2013, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2014	$597,612
2015	163,985
2016	101,132
2017	48,244
2018	24,005
After 2018	19,846
$954,824

NOTE 12

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Federal Funds Purchased	$125,645	$18,862
Securities Sold Under Repurchase Agreements	148,672	141,828
Federal Home Loan Bank Advances	122,140	94,238
Subordinated Debentures and Term Loans	126,807	112,161
Total Borrowings	$523,264	$367,089

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Securities sold under repurchase agreements consist of obligations of the Bank to other parties. The obligations are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans. The maximum amount of outstanding agreements at any month-end during 2013 and 2012 totaled $161,814,000 and $160,127,000, respectively, and the average of such agreements totaled $140,126,000 and $144,555,000 during 2013 and 2012, respectively.

None of the Federal Home Loan Bank Advances are putable advances as of December 31, 2013 and 2012 respectively. Maturities of securities sold under repurchase agreements; Federal Home Loan Bank Advances, subordinated debentures and term loans as of December 31, 2013, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2014	$148,672	$26,437	$105
2015		30,886
2016		28,833
2017		2,629
2018		13,252
After 2018		20,103	126,702
	$148,672	$122,140	$126,807

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multifamily loans in an amount equal to at least 155 percent of these advances depending on the type of collateral pledged. Advances, with interest rates from 0.45 to 6.81 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2013, was $228,124,000.

Subordinated Debentures and Term Loans. As of December 31, 2013, subordinated debentures and term loans totaled $126,807,000.

•
First Merchants Capital Trust II. The subordinated debenture, entered into on July 2, 2007, for $56,702,000 will mature on September 15, 2037. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2013 was 1.7 percent. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

•
On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. The net proceeds of the placement were used to pay off the Corporation's $55 million credit facility with Bank of America, N.A. which was scheduled to mature on February 15, 2015.

•
Bank of America, N.A. The Corporation had a $55 million credit facility with Bank of America, N.A. comprised of (a) a term loan in the principal amount of $5 million (the “Term Loan”) and (b) a subordinated debenture in the principal amount of $50 million (the “Subordinated Debt”).  Pursuant to the terms of the underlying Loan Agreement (the “Loan Agreement”), the Term Loan and the Subordinated Debt would have matured on February 15, 2015.  The Term Loan was secured by a pledge of all of the issued and outstanding shares of the Bank. On November 1, 2013, the Corporation used a portion of the proceeds from the $70 million subordinated debt placement to pay-off the Bank of America $55 million credit facility.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Subordinated Debentures and Term Loans. As of December 31, 2012, subordinated debentures and term loans totaled $112,161,000.

•
First Merchants Capital Trust II. The subordinated debenture, entered into on July 2, 2007, for $56,702,000 will mature on September 15, 2037. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2012 was 1.87 percent. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

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

NOTE 13

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2013 and December 31, 2012.

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$1,162	Other Assets	$197	Other Liabilities	$1,021	Other Liabilities	$3,332
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,847	Other Assets	$6,103	Other Liabilities	$2,932	Other Liabilities	$6,434

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2013, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million. As of December 31, 2012, the Corporation had two interest rate swaps with a notional amount of $26.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013 and 2012, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,368,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2013, the notional amount of customer-facing swaps was approximately $153,024,000.  This amount is offset with third party counterparties, as described above.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2013, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2013	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2012	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2011
Interest Rate Contracts	Other income	$247	$(79)	$(94)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion) For the Year Ended
	2013	2012		2013	2012
Interest Rate Products	$2,374	$(1,466)	Interest Expense	$(935)	$(217)

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

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2013, the termination value of derivatives in a net liability position related to these agreements was $2,736,000. As of December 31, 2013, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2,751,000. If the Corporation had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at their termination value.

NOTE 14

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

Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, government-sponsored mortgage backs, state and municipal, equity securities and U.S. Treasuries. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, corporate obligations and equity securities. Level 3 fair value on state and municipal, corporate obligations and equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Corporate Obligations

The pooled trust preferred securities in the portfolio fall within the scope of ASC 325-10 (formerly EITF 99-20) and include $6.4 million amortized cost, with a fair value of $2.7 million. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI process considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the process details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. In 2013, securities for which OTTI has been previously taken, had a decrease in unrealized losses of $1.4 million, net of tax, of which all was recorded in other comprehensive income.

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in Note 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury	$15,973		$15,973
U.S. Government-sponsored agency securities	3,545		3,545
State and municipal	230,987		223,752	$7,235
U.S. Government-sponsored mortgage-backed securities	281,252		281,252
Corporate obligations	2,738			2,738
Equity securities	1,706		1,702	4
Interest rate swap asset	3,619		3,619
Interest rate cap	390		390
Interest rate swap liability	3,953		3,953

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored agency securities	$4,640		$4,640
State and municipal	158,194		140,094	$18,100
U.S. Government-sponsored mortgage-backed securities	348,579		348,579
Corporate obligations	224			224
Equity securities	1,706		1,702	4
Interest rate swap asset	6,103		6,103
Interest rate cap	197		197
Interest rate swap liability	9,766		9,766

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable Level 3 inputs for year ended December 31, 2013 and 2012.

Year Ended December 31, 2013
Available for Sale Securities
Beginning Balance	$18,328
Total realized and unrealized gains and losses
Included in net income
Included in other comprehensive income	1,330
Purchases, issuances, and settlements	7,590
Transfers in/(out) of Level 3	(16,434)
Principal payments	(837)
Ending balance	$9,977

	Year Ended December 31, 2012
	Available for Sale Securities	Interest Rate Swap Asset	Interest Rate Cap	Interest Rate Swap Liability
Beginning Balance	$20,838	$5,241	$424	$7,797
Total realized and unrealized gains and losses
Included in net income		(860)		(863)
Included in other comprehensive income	(1,141)	481	(15)
Purchases, issuances, and settlements
Transfers in/(out) of Level 3		(4,862)	(409)	(6,934)
Principal payments	(1,369)
Ending balance	$18,328

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2013 or December 31, 2012.

TRANSFERS BETWEEN LEVELS

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Reason for Transfer
Transfers to/(from) Level:
Available for sale securities		$(350)	$350	Selected state and municipal securities were transferred from Level 2 to Level 3 due to limited availability of similar securities in active markets
Available for sale securities transferred to held to maturity			$(16,784)
Selected state and municipal securities were transferred from available for sale to held to maturity. These securities are valued at amortized cost and are no longer classified within the fair value hierarchy.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Reason for Transfer
Transfers to/(from) Level:
The interest rate swap and cap instruments were transferred from Level 3 to Level 2 as of March 31, 2012 due to the availability of additional valuation information. These instruments are valued using widely accepted valuation techniques including discounted cash flow analysis using observable inputs such as contractual terms and LIBOR-based rate curves.

Interest rate swap asset		$4,862	$(4,862)
Interest rate cap		$409	$(409)
Interest rate swap liability		$6,934	$(6,934)

In 2013, approximately $350,000 of selected state and municipal securities were transferred from Level 2 to Level 3 due to limited availability of similar securities in active markets. Additionally, the Corporation transferred $16,784,000 of selected state and municipal securities from available for sale to held to maturity. These securities are valued at amortized cost and are no longer classified within the fair value hierarchy. All securities transferred to held to maturity were previously classified as Level 3 in the fair value hierarchy.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2013 and 2012.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$12,117			$12,117
Other real estate owned	$6,877			$6,877

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$17,703			$17,703
Other real estate owned	$7,684			$7,684

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

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2013 .

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$7,235	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 15 years BBB- 1% - 5%

Corporate obligations/Equity securities	$2,742	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$12,117	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (3%)

Other real estate owned	$6,877	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following is a discussion of the sensitivity of significant unobservable inputs on recurring fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012.

	2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$109,434	$109,434
Interest-bearing time deposits	55,069	55,069
Investment securities available for sale	536,201		$526,224	$9,977
Investment securities held to maturity	559,378		525,998	34,849
Mortgage loans held for sale	5,331		5,331
Loans	3,564,539			3,506,615
FRB and FHLB stock	38,990		38,990
Interest rate swap asset	4,009		4,009
Interest receivable	18,672		18,672
Liabilities at December 31:
Deposits	$4,231,468	$3,082,117	$934,937
Borrowings:
Federal funds purchased	125,645		125,645
Securities sold under repurchase agreements	148,672		148,852
FHLB Advances	122,140		122,962
Subordinated debentures and term loans	126,807		82,607
Interest rate swap liability	3,953		3,953
Interest payable	1,771		1,771

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2013	2012
Amounts of commitments:
Loan commitments to extend credit	$1,216,470	$873,455
Standby letters of credit	$41,508	$21,734

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

NOTE 16

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year.  National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years.  The amount at December 31, 2013, available for 2014 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $40,982,000.

Total stockholders' equity for all subsidiaries at December 31, 2013, was $744,116,000 of which $703,134,000 was restricted from dividend distribution to the Corporation.

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

Preferred Stock

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

On January 3, 2013, the Corporation redeemed 22,695.94 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $22,695,940 plus accrued but unpaid dividends. Following the redemption, the Treasury held 68,087 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $68 million.

On July 2, 2013, the Corporation redeemed an additional 34,044 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $34,044,000 plus accrued but unpaid dividends. Following the redemption, the Treasury held 34,043 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $34 million.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

On November 22, 2013, the Corporation redeemed the final 34,043 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $34,043,000 plus accrued but unpaid dividends. There are no shares of the Corporation's Series B Preferred Stock currently outstanding.

CFS Bancorp, Inc. Acquisition

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of the Corporation's common stock for each share of CFS Bancorp common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million. See Note 3. BUSINESS COMBINATIONS, to the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for additional information.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2013 and 2012:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2012	$17,904	$(3,272)	$(2,652)	$(17,479)	$(5,499)
Other comprehensive income before reclassifications	(16,021)	1,425	1,543	10,704	(2,349)
Amounts reclassified from accumulated other comprehensive income	(317)		608	1,147	1,438
Period change	(16,338)	1,425	2,151	11,851	(911)
Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)

Balance at December 31, 2011	$18,244	$(3,168)	$(1,841)	$(16,837)	$(3,602)
Other comprehensive income before reclassifications	1,214	(104)	(952)	(577)	(419)
Amounts reclassified from accumulated other comprehensive income	(1,554)		141	(65)	(1,478)
Period change	(340)	(104)	(811)	(642)	(1,897)
Balance at December 31, 2012	$17,904	$(3,272)	$(2,652)	$(17,479)	$(5,499)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the twelve months ended December 31, 2013 and 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2013	2012	2011	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$487	$2,389	$2,439	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(170)	(835)	(854)	Income tax expense
	$317	$1,554	$1,585

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(935)	$(217)		Interest expense - subordinated debentures and term loans
Related income tax benefit	327	76		Income tax expense
	$(608)	$(141)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(1,765)	$100	$252	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	618	(35)	(88)	Income tax expense
	$(1,147)	$65	$164

Total reclassifications for the period, net of tax	$(1,438)	$1,478	1,749

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 5. INVESTMENT SECURITIES.

(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

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

At December 31, 2013, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, a bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively.  It should be noted that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

Actual and required capital amounts and ratios are listed below.

	2013				2012
			Required For				Required For
	Actual		Adequate Capital		Actual		Adequate Capital
December 31,	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
First Merchants Corporation	$599,966	14.54%	$330,107	8.00%	$526,792	16.34%	$257,927	8.00%
First Merchants Bank	599,272	14.56	329,344	8.00	515,337	16.01	257,446	8.00
Tier I Capital (to Risk-weighted Assets)
First Merchants Corporation	$483,186	11.71%	$165,053	4.00%	$456,132	14.15%	$128,964	4.00%
First Merchants Bank	547,655	13.30	164,672	4.00	474,782	14.75	128,723	4.00
Tier I Capital (to Average Assets)
First Merchants Corporation	$483,186	10.20%	$189,485	4.00%	$456,132	11.03%	$165,460	4.00%
First Merchants Bank	547,655	11.58	189,095	4.00	474,782	11.50	165,124	4.00

NOTE 19

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation and Fannie Mae, and the unpaid balances totaled $271,871,000, $167,879,000 and $136,867,000 at December 31, 2013, 2012 and 2011, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 20

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on which plan under which the shares were granted. Deferred stock units ("DSUs") have been credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of December 31, 2013, the Corporation did not have any outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2013, 2012, and 2011 was $1,773,000, $1,492,000, and $1,315,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

The estimated fair value of the stock options granted during 2013, 2012, and 2011 was calculated using a Black-Scholes option pricing model.  The following summarizes the assumptions used in the Black-Scholes model:

	2013		2012		2011
Risk-free interest rate	1.25%		1.36%		2.74%
Expected price volatility	45.68%		46.22%		45.43%
Dividend yield	2.96%		3.29%		3.65%
Forfeiture rate	4.73%		4.77%		5.00%
Weighted-average expected life, until exercise	7.27	years	7.20	years	6.91	years

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

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5 percent for the year ended December 31, 2013, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011
Stock and ESPP Options
Pre-tax compensation expense	$253	$284	$237
Income tax benefit	(16)	(23)	(21)
Stock and ESPP option expense, net of income taxes	$237	$261	$216
Restricted Stock Awards
Pre-tax compensation expense	$1,520	$1,208	$1,078
Income tax benefit	(531)	(428)	(371)
Restricted stock awards expense, net of income taxes	$989	$780	$707
Total Share-Based Compensation:
Pre-tax compensation expense	$1,773	$1,492	$1,315
Income tax benefit	(547)	(451)	(392)
Total share-based compensation expense, net of income taxes	$1,226	$1,041	$923

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As of December 31, 2013, unrecognized compensation expense related to stock options and RSAs totaling $36,000 and $2,665,000, respectively, is expected to be recognized over weighted-average periods of 0.39 years and 1.33 years, respectively.

Stock option activity under the Corporation's stock option plans, as of December 31, 2013, and changes during the year ended December 31, 2013, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	906,636	$21.58
Granted	184,269	$16.50
Exercised	(13,750)	$7.77
Canceled	(118,369)	$23.42
Outstanding December 31, 2013	958,786	$21.32	3.28	3,064,900
Vested and Expected to Vest at December 31, 2013	958,786	$21.32	3.28	3,064,900
Exercisable at December 31, 2013	907,986	$21.74	2.98	2,603,971

The weighted-average grant date fair value was $5.73, $3.97 and $3.09 for stock options granted during the years ended December 31, 2013, 2012 and 2011, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2013.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013 and December 31, 2012 was $143,000 and $60,000, respectively. There were no stock options exercised during the year ended 2011. Cash receipts of stock options exercised during 2013 and 2012 were $115,000 and $78,000.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2013	401,375	$9.29
Granted	146,639	$16.35
Forfeited	(2,025)	$11.73
Vested	(116,987)	$6.27
Unvested RSAs at December 31, 2013	429,002	$12.51

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2013, quarterly offering period of approximately $16,000. The ESPP options vested during the three months ending December 31, 2013, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2013.

NOTE 21

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans cover approximately 24 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheet at December 31, using measurement dates of December 31, 2013 and December 31, 2012.

	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$69,166	$68,769
Service Cost	131	161
Interest Cost	2,670	2,990
Actuarial Loss (Gain)	(5,597)	3,168
Benefits paid	(4,100)	(5,922)
Benefit obligation at end of year	62,270	69,166
Change in plan assets
Fair value of plan assets at beginning of year	62,865	62,078
Actual return on plan assets	10,610	6,141
Employer contributions	496	568
Benefits Paid	(4,100)	(5,922)
End of Year	69,871	62,865
Funded Status at End of Year	$7,601	$(6,301)
Assets and Liabilities Recognized in the Balance Sheets:
Deferred Tax Asset	$4,266	$9,200
Assets	$12,383
Liabilities	$4,782	$6,301
Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic Benefit Cost Consist of:
Accumulated Loss	$(7,922)	$(17,085)
Prior Service Credit	(28)	(41)
	$(7,950)	$(17,126)

The accumulated benefit obligation for all defined benefit plans was $4,782,000 and $69,139,000 at December 31, 2013 and 2012, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the table below.

	December 31, 2013	December 31, 2012
Projected Benefit Obligation	$4,782	$69,166
Accumulated Benefit Obligation	$4,782	$69,139
Fair Value of Plan Assets		$62,865

The following table shows the components of net periodic pension costs:

	December 31, 2013	December 31, 2012
Service Cost	$131	$161
Interest Cost	2,670	2,990
Expected Return on Plan Assets	(4,265)	(4,216)
Amortization of Prior Service Costs	25	25
Amortization of Net Loss	2,131	2,207
Net Periodic Pension Cost	$692	$1,167

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31, 2013	December 31, 2012
Net Periodic Pension Cost	$692	$1,167
Net gain (loss)	(11,942)	1,242
Actuarial gain (loss)	(2,131)	(2,207)
Amortization of prior service (cost) credit	(25)	(25)
Total Recognized in Other Comprehensive Income	(14,098)	(990)
Total Recognized in NPPC and OCI	$(13,406)	$177

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

	December 31, 2013	December 31, 2012
Amortization of Net Loss	$(533)	$(2,158)
Amortization of Prior Service Cost	(25)	(25)
Total	$(558)	$(2,183)

Significant assumptions include:

	December 31, 2013	December 31, 2012
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.80%	4.00%
Rate of Compensation Increase for accruing active participants	3.00%	3.00%
Weighted-average Assumptions Used to Determine Benefit Cost:
Discount Rate	4.00%	4.50%
Expected Return on Plan Assets	7.00%	7.00%
Rate of Compensation Increase for accruing active participants	3.00%	4.00%

At December 31, 2013 and December 31, 2012, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with Employee Retirement Income Security Act of 1974 ("ERISA") and any other applicable statutes.

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

At December 31, 2013, the maturities of the plans’ debt securities ranged from 2 days to 9.61 years, with a weighted average maturity of 4.63 years. At December 31, 2012, the maturities of the plans’ debt securities ranged from 31 days to 9.08 years, with a weighted average maturity of 4.97 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2013. The minimum contribution required in 2014 will likely be zero but the Corporation may decide to make a discretionary contribution during the year.

2014	$4,195
2015	4,318
2016	4,317
2017	4,219
2018	4,241
After 2018	21,458
$42,748

Plan assets are re-balanced quarterly. At December 31, 2013 and 2012, plan assets by category are as follows:

	December 31, 2013		December 31, 2012
	Actual	Target	Actual	Target
Cash and cash equivalents	2.7%	2.0%	1.3%	3.0%
Equity securities	62.2	60.0	53.7	51.0
Debt securities	33.2	36.0	43.0	44.0
Alternative investments	1.9	2.0	2.0	2.0
	100.0%	100.0%	100.0%	100.0%

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Citizens Financial Bank participated in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra Plan”), an industry-wide, tax-qualified defined-benefit pension plan. The Pentegra Plan operates as a multi-employer plan for accounting purposes and as a multiple employer plan under ERISA and the Internal Revenue Code. On September 30, 2013, the Board of Citizens Financial Bank approved a resolution to withdraw as a Participating Employer in the Pentegra Plan. Upon completion of the withdrawal from the Pentegra Plan, the assets and liabilities will be merged into the First Merchants Corporation Retirement Plan. A liability of $6 million has been recorded as the estimated final contribution to the Pentegra Plan to complete the withdrawal. The merging of the plan assets and liabilities is expected in early 2014.

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

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. The amount of a participant’s retirement contribution varies from 2 to 7 percent of salary based upon years of service. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. The amount of a participant’s retirement contribution varied from 2 to 7 percent of salary based upon years of service through December 31, 2012. Effective January 1, 2013, the amount of all participant’s retirement contribution is 2 percent, regardless of years of service. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $3,138,000 for 2013, $2,914,000 for 2012 and $2,824,000 for 2011.

The Corporation maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage. The accrued benefits payable under the plans totaled $1,534,000 and $4,035,000 at December 31, 2013 and 2012, respectively. Post retirement plan expense totaled $519,000, $477,000 and $528,000 for the years ending December 31, 2013, 2012 and 2011, respectively.

Pension Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $51,176,000 and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $18,695,000 and include governmental agencies, taxable municipals, common collective trust investments (which are classified below as Party-in-Interest investments -- common bond fund and common equity fund) and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2013.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$1,864	$1,864
Corporate Bonds and Notes	6,076	6,076
Government Agency and Municipal Bonds and Notes	8,263		$8,263
Certificates of Deposit	607		607
Party-in-Interest Investments
Common Stock	1,375	1,375
Common Bond Fund	5,318		5,318
Common Equity Fund	4,507		4,507
Mutual Funds
Taxable Bond	3,901	3,901
Large Cap Equity	20,617	20,617
Mid Cap Equity	8,721	8,721
Small Cap Equity	3,584	3,584
International Equity	3,727	3,727
Specialty Alternative Equity	1,311	1,311
	$69,871	$51,176	$18,695	$—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 22

INCOME TAX

The reconciliation between the statutory and actual income tax expense (benefit) is summarized in the following table for the years indicated:

	2013	2012	2011
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$738	$(23)	$399
State
Deferred:
Federal	13,939	15,890	8,256
State
Total Income Tax Expense	$14,677	$15,867	$8,655
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 35%	$20,722	$21,347	$11,867
Tax-exempt Interest Income	(3,923)	(3,716)	(3,714)
Non-deductible Interest Expense			649
Stock Compensation	50	76	69
Earnings on Life Insurance	(905)	(1,187)	(899)
Tax Credits	(857)	(73)	(99)
Other	(410)	(580)	782
Actual Tax Expense	$14,677	$15,867	$8,655

Tax expense applicable to security gains and losses, including unrealized losses relating to other-than-temporary impairment charges, for the years ended December 31, 2013, 2012 and 2011, was $157,000, $759,000 and $714,000, respectively.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With a few exceptions, the Corporation is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2013	2012
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$28,064	$28,788
Differences in Accounting for Loan Fees	736	941
Differences in Accounting for Loans and Securities	13,579	477
Deferred Compensation	5,479	7,181
Difference in Accounting for Pensions and Other Employee Benefits		1,953
Federal & State Income Tax Loss Carryforward and Credits	24,981	9,356
Net Unrealized Loss on Securities Available for Sale	151
Other	12,828	9,356
Total Assets	85,818	58,052
Liabilities:
Differences in Depreciation Methods	8,008	6,050
Difference in Accounting for Pensions and Other Employee Benefits	1,096
State Income Tax	354	354
Net Unrealized Gain on Securities Available for Sale		7,879
Gain on FDIC Modified Whole Bank Transaction	2,147	2,737
Other	1,257	1,051
Total Liabilities	12,862	18,071
Net Deferred Tax Asset Before Valuation Allowance	72,956	39,981
Valuation allowance:
Beginning Balance	(13,859)	(15,701)
Decrease/(Increase) During the Year	(3,312)	1,842
Ending Balance	(17,171)	(13,859)
Net Deferred Tax Asset	$55,785	$26,122

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The $29,663,000 increase in the Corporation’s net deferred tax asset was primarily driven by a $30,265,000 increase resulting from the CFS acquisition. Additionally, an increase in the net deferred tax asset of $8,030,000 resulted from net unrealized gains/losses associated with securities available for sale. Partially offsetting this were decreases in the net deferred tax asset of $5,880,000 related to pensions and other employee benefits and $1,702,000 related to deferred compensation.

The Corporation has recorded a valuation allowance of $17,171,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as discussed in the “INCOME TAXES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as item 7 of this Annual Report on Form 10-K.

As of December 31, 2013, the Corporation had approximately $136,769,000 of state tax loss carryforward available to offset future franchise tax.  This state loss carryforward has a full valuation allowance.

The Corporation has approximately $13,393,000 of additional paid-in capital that is considered restricted resulting from the CFS acquisition. CFS qualified as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income. No provision for income taxes had been provided. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2013, would have been approximately $4,688,000.

NOTE 23

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

The following table reconciles basic and diluted net income per share for the years indicated:

	2013			2012			2011
		Weighted-Average Shares			Weighted-Average Shares			Weighted-Average Shares
Basic net income per share:	$44,530			$45,122			$25,252
Loss on CPP unamortized discount							(1,401)
Loss on extinguishment of trust preferred securities							(10,857)
Preferred stock dividends	(2,380)			(4,539)			(3,981)
Net income available to common stockholders	42,150	29,731,420	$1.42	40,583	28,632,915	$1.42	9,013	26,550,043	$0.34
Effect of dilutive stock options and warrants		276,960			213,769			143,805
Diluted net income per share:
Net income available to common stockholders	$42,150	30,008,380	$1.41	$40,583	28,846,684	$1.41	$9,013	26,693,848	$0.34

Options to purchase 800,674, 820,706, and 1,029,577 shares of common stock with weighted average exercise prices of $21.32, $21.58, and $22.57 at December 31, 2013, 2012 and 2011 respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 24

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2013 and 2012:

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$43,738	$40,653	$40,736	$45,707	$43,469	$44,169	$45,347	$42,964
Interest expense	4,280	4,003	3,714	4,572	7,353	6,116	5,445	4,699
Net interest income	39,458	36,650	37,022	41,135	36,116	38,053	39,902	38,265
Provision for loan losses	2,102	1,997	1,533	1,016	4,875	4,545	4,609	4,505
Net interest income after provision for loan losses	37,356	34,653	35,489	40,119	31,241	33,508	35,293	33,760
Non-interest income	13,877	14,059	11,800	15,073	22,658	13,165	14,273	14,206
Non-interest expense	34,700	33,742	34,219	40,558	34,028	34,180	34,404	34,503
Income before income tax expense	16,533	14,970	13,070	14,634	19,871	12,493	15,162	13,463
Income tax expense	4,668	4,155	2,667	3,187	5,500	3,288	3,926	3,153
Net income	11,865	10,815	10,403	11,447	14,371	9,205	11,236	10,310
Preferred stock dividends	(857)	(852)	(430)	(241)	(1,135)	(1,135)	(1,134)	(1,135)
Net income available to common stockholders	$11,008	$9,963	$9,973	$11,206	$13,236	$8,070	$10,102	$9,175

Basic EPS	$0.38	$0.35	$0.35	$0.34	$0.46	$0.29	$0.35	$0.32
Diluted EPS	$0.38	$0.34	$0.35	$0.34	$0.46	$0.28	$0.35	$0.32
Average Shares Outstanding:
Basic	28,716,987	28,783,407	28,806,809	32,597,145	28,582,616	28,624,609	28,649,996	28,673,802
Diluted	28,971,238	29,023,513	29,081,472	32,912,605	28,754,713	28,815,019	28,888,076	28,930,392

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 25

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Cash	$13,228	$35,160
Investment in Subsidiaries	745,818	633,971
Goodwill	448	448
Other Assets	8,695	6,638
Total Assets	$768,189	$676,217
Liabilities
Borrowings	$126,702	$111,702
Other Liabilities	6,564	12,279
Total Liabilities	133,266	123,981
Stockholders' Equity	634,923	552,236
Total Liabilities and Stockholders' Equity	$768,189	$676,217

Condensed Statements of Income and Comprehensive Income

	December 31, 2013	December 31, 2012	December 31, 2011
Income
Dividends from Subsidiaries	$63,732	$30,096	$4,677
Other Income	45	85	(11)
Total Income	63,777	30,181	4,666
Expenses
Interest Expense	3,531	4,655	7,661
Salaries and Employee Benefits	3,284	3,194	2,688
Net Occupancy and Equipment Expenses	258	312	31
Telephone Expenses	42	30	21
Postage and Courier Expenses		1	2
Other Expenses	2,617	1,502	1,501
Total Expenses	9,732	9,694	11,904
Income (Loss) Before Income Tax Benefit and Equity in Undistributed Income of Subsidiaries	54,045	20,487	(7,238)
Income Tax Benefit	3,153	3,316	3,256
Income (Loss) Before Equity in Undistributed Income of Subsidiaries	57,198	23,803	(3,982)
Equity in Undistributed (Distributions in Excess of) Income of Subsidiaries	(12,668)	21,319	29,234
Net Income	44,530	45,122	25,252
Loss on CPP Unamortized Discount			(1,401)
Loss on Extinguishment of Trust Preferred Securities			(10,857)
Preferred Stock Dividends and Discount Accretion	(2,380)	(4,539)	(3,981)
Net Income Available to Common Stockholders	$42,150	$40,583	$9,013

Net Income	$44,530	$45,122	$25,252
Other Comprehensive Income (Loss)	(911)	(1,897)	6,555
Comprehensive Income	$43,619	$43,225	$31,807

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net Income	$44,530	$45,122	$25,252
Adjustments to Reconcile Net Income to Net Cash:
Share-based Compensation	778	632	524
Distributions in Excess of (Equity in Undistributed) Income of Subsidiaries	12,668	(21,319)	(29,234)
Net Change in:
Other Assets	(1,354)	1,902	5,747
Other Liabilities	(8,438)	1,122	1,091
Investment in Subsidiaries - Operating Activities	12,991	(1,755)	(6,593)
Net Cash Provided (Used) by Operating Activities	$61,175	$25,704	$(3,213)
Investing Activities:
Investment in Subsidiaries		$(126)	$704
Other	$240
Net Cash Provided (Used) in Investing Activities	$240	$(126)	$704
Financing Activities:
Cash Dividends	$(7,992)	$(7,442)	$(4,729)
Repayment of Borrowings	(55,000)	(4,124)	(46,400)
Proceeds from issuance of long-term debt	70,000
Preferred stock redemption under Capital Purchase Program			(69,600)
Preferred stock issued under Small Business Lending Fund			90,783
Preferred stock redemption under Small Business Lending Fund	(90,783)
Repurchase of Common Stock Warrants under Capital Purchase Program			(368)
Common Stock Issued			21,165
Stock Issued Under Employee Benefit Plans	479	449	669
Stock Issued Under Dividend Reinvestment and Stock Purchase Plan	325	202	89
Stock Options Exercised	115	78
Stock Redeemed	(491)	(235)	(126)
Other			298
Net Cash Used by Financing Activities	$(83,347)	$(11,072)	$(8,219)
Net Change in Cash	(21,932)	14,506	(10,728)
Cash, Beginning of the Year	35,160	20,654	31,382
Cash, End of Year	$13,228	$35,160	$20,654

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 26

ACCOUNTING MATTERS

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an  NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

NOTE 27

CONTINGENT LIABILITIES

On April 16, 2013, First Merchants was named in a class action lawsuit in Delaware County Circuit Court challenging First Merchant's checking account practices associated with the assessment of overdraft fees. The plaintiff sought damages and other relief, including restitution and injunctive relief. First Merchants removed the case from state court to federal district court. First Merchants then filed a motion to stay the federal action pending arbitration. The motion was granted by the court and the action was stayed. To the extent the plaintiff desires to further pursue the matter, the plaintiff must do so through a separate arbitration proceeding. To date, there has been no effort by the plaintiff to initiate arbitration proceedings and no further activity in the court proceedings. If arbitration is pursued, First Merchants believes it has meritorious defenses to the claims brought by the plaintiff.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2013, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2013 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2013, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's (Corporation) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated March 14, 2014, expressed an unqualified opinion thereon.

BKD, LLP

Indianapolis, Indiana
March 14, 2014

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s Proxy Statement dated April 2, 2014 furnished to its stockholders in connection with an annual meeting to be held May 12, 2014 (the “2014 Proxy Statement”), under the captions "BOARD OF DIRECTORS”; “CORPORATE GOVERNANCE”; "BOARD COMMITTEES - AUDIT COMMITTEE"; and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, “Supplemental Information  - Executive Officers of the Registrant” of this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Corporate Controller and Corporate Treasurer . It is part of the Corporation’s Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation’s website, which can be accessed at www.firstmerchants.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation’s 2014 Proxy Statement, under the captions, "BOARD COMMITTEES - COMPENSATION AND HUMAN RESOURCES COMMITTEE - Compensation and Human Resources Committee Interlocks and Insider Participation and Compensation and Human Resources Committee Report"; "BOARD COMMITTEES - RISK AND CREDIT POLICY COMMITTEE"; "COMPENSATION OF EXECUTIVE OFFICERS"; and "COMPENSATION OF DIRECTORS" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s 2014 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s 2014 Proxy Statement, under the captions, "CORPORATE GOVERNANCE - BOARD INDEPENDENCE"; and "TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation’s 2014 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2013 and 2012
Consolidated statements of income, years ended December 31, 2013, 2012 and 2011
Consolidated statements of comprehensive income, years ended December 31, 2013, 2012 and 2011
Consolidated statements of stockholders' equity, years ended December 31, 2013, 2012 and 2011
Consolidated statements of cash flows, years ended December 31, 2013, 2012 and 2011
Notes to consolidated financial statements

(a) 2.           Financial statement schedules:
All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.           Exhibits:

Exhibit No:	Description of Exhibits:

2.1
Agreement of Reorganization and Merger between First Merchants Corporation and CFS Bancorp, Inc. dated May 13, 2013 (Incorporated by reference to registrant’s Form 8-K filed May 13, 2013). Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the Disclosure Letters referenced in the Agreement of Reorganization and Merger.

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
4.6
Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the instruments defining the rights of holders of is (a) 5.00% Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75% Fixed-to-Floating Rate Subordinated Notes due 2028 in aggregate principal amount of $65 million. (Incorporated by reference to the registrant's Form 8-K filed on November 4, 2013)

10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 11, 2014 (Incorporated by reference to registrant's Form 10-K filed on March 14, 2014) (1)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective April 29, 2008 (Incorporated by reference to the registrant's Form 10-Q filed on August 11, 2008) (1)
10.3	First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (2) (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.4	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (2) (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.5	First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.6	First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.7	First Merchants Corporation Change of Control Agreement, as amended, with Jami L. Bradshaw dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.8	First Merchants Corporation Change of Control Agreement, as amended, with Robert R. Connors dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.9	First Merchants Corporation Change of Control Agreement, as amended, with Kimberly J. Ellington dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.10	First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.11
Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007 (Incorporated by reference to the registrant's Form 10-K for year ended December 31, 2007) (1)

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

10.12	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (1)
10.13	First Merchants Corporation 2009 Long-Term Equity Incentive Plan effective May 6, 2009 (Incorporated by reference to registrant's form 8-K filed on May 11, 2009) (1)
10.14	First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.15	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.16	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (1)
10.17	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (1)
10.18	Voting Agreement dated May 13, 2013 by and among First Merchants Corporation and certain shareholders of CFS Bancorp, Inc. (Incorporated by reference to registrant’s Form 8-K filed May 13, 2013).
21	Subsidiaries of registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm’s report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1) Management contract or compensatory plan
(2) Filed herewith.
(3) Furnished herewith.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2014.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 14th day of March, 2014.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive Officer	President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Michael C. Rechin
Michael R. Becher, Director	Michael C. Rechin, Director

/s/ Roderick English*	/s/ Charles E. Schalliol*
Roderick English, Director	Charles E. Schalliol, Director

/s/ Dr. Jo Ann M. Gora*	/s/ Patrick A. Sherman*
Dr. Jo Ann M. Gora, Director	Patrick A. Sherman, Director

/s/ F. Howard Halderman*	/s/ Terry L. Walker*
F. Howard Halderman, Director	Terry L. Walker, Director

/s/ William L. Hoy*	/s/ Jean L. Wojtowicz*
William L. Hoy, Director	Jean L. Wojtowicz, Director

/s/ Gary J. Lehman*
Gary J. Lehman, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact March 14, 2014